Form 10QSB
period 1996-03-31
TERA COMPUTER CO \WA\
filed 1996-05-15
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 1996

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to
                                               -----    -----

                         Commission file number 0-26820

             ------------------------------------------------------
                              TERA COMPUTER COMPANY
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

          WASHINGTON                                             93-0962605
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            2815 EASTLAKE AVENUE EAST
                                SEATTLE, WA 98102
                                 (206) 325-0800
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No
                                       -----    -----

         As of March 31, 1996, there were 3,935,844 shares of $0.01 par value common stock outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                                Page Number
                                                                                -----------
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Balance Sheets as of December 31, 1995                    3
                  and March 31, 1996

                  Statement of Operations for the Three Months              4
                  Ended March 31, 1995 and March 31, 1996 and
                  cumulative from date of inception to March 31, 1996

                  Statement of Cash Flows for the Three Months              5
                  Ended March 31, 1995 and March 31, 1996 and
                  cumulative from date of inception to March 31, 1996

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of                   7
                  Financial Condition and Results of Operations

PART II           OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         11

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                    DECEMBER 31,          MARCH 31,
                                                                        1995                1996
                                                                     -----------         -----------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $  4,284,720        $  1,285,272
   Accounts receivable                                                    42,065              22,999
   Advances to suppliers                                                 982,972             678,957
   Other assets                                                           90,322              82,305
                                                                    ------------        ------------
           Total current assets                                        5,400,079           2,069,533

PROPERTY AND EQUIPMENT, NET                                            1,641,351           1,516,543
LEASE DEPOSITS                                                           227,702             210,467
                                                                    ------------        ------------
           TOTAL                                                    $  7,269,132        $  3,796,543
                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $    686,115        $    678,027
   Accrued payroll and related expenses                                1,292,626           1,461,754
   Potential contract adjustments                                        250,000             250,000
   Current portion of obligations under capital leases                   529,516             623,334
                                                                    ------------        ------------
           Total current liabilities                                   2,758,257           3,013,115

OBLIGATIONS UNDER CAPITAL LEASES:
   less current portion                                                  418,808             170,275

SHAREHOLDERS' EQUITY:
   Common stock, par $.01 - Authorized, 25,000,000 shares;            19,059,818          19,131,812
       issued and outstanding, 3,889,455 and 3,935,844 shares               --                  --
   Accumulated deficit                                               (14,967,751)        (18,518,659)
                                                                    ------------        ------------
                                                                       4,092,067             613,153
           TOTAL                                                    $  7,269,132        $  3,796,543
                                                                    ============        ============

                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                           PERIOD FROM
                                                                           DECEMBER 7,
                                                                         1987 (INCEPTION)
                                          THREE MONTHS ENDED                 THROUGH
                                               MARCH 31,                    MARCH 31,
                                       1995                1996                1996
                                   ------------        ------------        ------------
OPERATING EXPENSES:
  Research and development         $ (1,342,148)       $ (3,166,645)       $(31,296,098)
  Marketing and sales                   (51,322)           (132,874)         (1,298,832)
  General and administrative           (149,260)           (237,886)         (3,993,185)
                                   ------------        ------------        ------------
                                     (1,542,730)         (3,537,405)        (36,588,115)
RESEARCH FUNDING                      1,054,868              10,393          18,480,002
                                   ------------        ------------        ------------
    Net operating expense              (487,862)         (3,527,012)        (18,108,113)

OTHER INCOME (EXPENSE)                  (20,232)            (23,896)           (410,546)

NET LOSS                           $   (508,094)       $ (3,550,908)       $(18,518,659)
                                   ============        ============        ============

NET LOSS PER SHARE                 $      (0.36)       $      (0.90)       $     (15.53)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         1,415,650           3,925,007           1,192,376

                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                                                                                DECEMBER 7,
                                                                                             1987 (INCEPTION)
                                                              THREE MONTHS ENDED                  THROUGH
                                                                   MARCH 31,                     MARCH 31,
                                                           1995                1996                1996
                                                       ------------        ------------        ------------
OPERATING ACTIVITIES:
  Net loss                                             $   (508,094)       $ (3,550,908)       $(18,518,659)
Net cash used by operating activities                      (400,053)         (2,814,025)        (15,815,343)
INVESTING ACTIVITIES:
Net cash used by investing activities                      (117,349)           (102,702)         (2,279,504)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities            600,839             (82,721)         19,380,119
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       83,437          (2,999,448)          1,285,272
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        20,784           4,284,720                   0
                                                       ------------        ------------        ------------
  End of period                                        $    104,221        $  1,285,272        $  1,285,272
                                                       ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                 $     13,640        $     26,077        $    438,320
                                                       ============        ============        ============

                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Tera Computer Company's financial statements for the years ended December 31, 1994 and 1995, and the period from December 7, 1987 through December 31, 1995, contained in the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

NET LOSS PER SHARE

Net loss per share is computed on the basis of the weighted average number of common shares outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.

CHANGES IN CAPITAL STOCK

In connection with the Company's IPO of 1995, the Company's Articles of Incorporation were amended to effect, among other things, a reverse stock split of the Company's Common Stock and Preferred Stock issued or issuable prior to the initial public offering of approximately one-for-3.5231. All Preferred Stock, Common Stock and common equivalent shares and per share amounts have been adjusted retroactively to give effect to the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

The Company is a development stage enterprise that has an accumulated net loss of approximately $18.5 million as of March 31, 1996.

The Company has experienced net losses in each year of operations and expects to incur substantial further losses while it builds its MTA system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings and does not expect to recognize revenue from the sale of its initial MTA system sooner than the second half of 1996, if ever. Such revenue assumes that the Company will be able to successfully complete the development and delivery of its prototype and first production unit. As of March 31, 1996, the Company did not have any orders for producing MTA systems. Until such time as the Company has completed the prototype satisfactorily and obtained commitments from customers for early MTA systems, it plans to increase personnel only modestly. At March 31, 1996, the Company had 62 full-time employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Research and development expense for the three months ended March 31, 1996 was $3.1 million, compared with $1.3 million for the same period in 1995. The increase was due to an increase of non-recurring hardware engineering expense as the Company continued fabrication of the integrated circuits required for its prototype and costs related to pre-production activities. Costs related to the development of the MTA accounted for more than 89% of the Company's operating expenses with $1,457,000 million being directly related to the fabrication of the prototype.

Marketing and sales expense for the three months ended March 31, 1996 was $133,000, compared to $51,000 for the same period in 1995. The increase was due to increased staff and expenditures in connection with third party applications software development. General and administrative expense for the three months ended March 31, 1996 was $238,000, compared with $149,000 for the same period in 1995. The increase was due largely to increased operating costs associated with being a publicly owned company.

LIQUIDITY AND CAPITAL RESOURCES

Since its incorporation through March 31, 1996, the Company's principal sources of liquidity have been ARPA research funding which totaled $18.5 million, proceeds from the sale of its equity and debt securities to private investors totaling $10.1 million, and gross proceeds from the Company's initial public offering of $10.8 million. The

Company has billed all $15.5 million allowed under its research contract with ARPA for the initial system development and has just begun to bill ARPA for research under a new research contract awarded in September 1995. Billings under this contract are expected to be approximately $600,000 in 1996. At March 31, 1996, the Company had $1.3 million in cash. As of such date, the Company had no bank line of credit.

Cash used for operations changed significantly from $2,814,000 for the first three months of 1996 as compared to $400,000 for the first three months of 1995. The difference is mostly due to the facts that in the first three months of 1995 the Company had research funding of approximately $1 million greater than in the 1996 quarter and in the 1996 quarter the Company incurred approximately $1.46 million in prototype costs it did not have in the 1995 quarter. Given the Company's continuing requirements for cash, the Company is pursuing a private placement of Units consisting of two shares of Series A Convertible Preferred Stock and one warrant to purchase a share of common stock. The Preferred Stock is convertible into common stock upon registration of the common stock and the warrants have the same terms as the Company's existing outstanding Warrants. The Unit price will be based upon market prices prior to the first closing. The Company plans to raise between $2.5 million and $6 million to provide it with working capital for the balance of the year.

During 1996, the Company's working capital needs will depend primarily upon its level of staffing, the cost of components to be purchased to complete the fabrication and testing of its initial MTA system prototype and startup costs associated with early production, if any. The Company has experienced delays in the development of particular components of the MTA system which have increased the need for working capital and could experience significant additional delays in the development process which could further substantially increase the Company's need for working capital. Other than prototype costs and manufacturing startup costs, the Company's needs for working capital for 1996 will primarily be operating costs required to fund ongoing research, development and engineering efforts, development of a customer service organization, and capital expenditures for leased equipment. The Company intends to increase its sales and marketing efforts once a prototype is completed. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    11. Computation of Earnings (Loss) Per Share
    27. Financial Data Schedule

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TERA COMPUTER COMPANY

Date: May 15, 1996                          By: /s/JAMES E. ROTTSOLK
                                                --------------------
                                                James E. Rottsolk
                                                Chief Executive Officer
                                                and Chief Financial Officer