Form 10QSB
period 1996-06-30
TERA COMPUTER CO \WA\
filed 1996-08-14
CIK 949158

                         To be filed on August 14,1996.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 1996

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ...... to ......

                         Commission file number 0-26820

                              TERA COMPUTER COMPANY
             (Exact name of registrant as specified in its charter)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No ___

         As of June 30, 1996, there were 3,936,843 shares of $0.01 par value common stock outstanding and 2,255,590 shares of $0.01 par value preferred stock outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
 PART I               FINANCIAL INFORMATION

        Item 1.       Financial Statements:

                      Balance Sheets as of December 31, 1995                          3
                      and June 30, 1996

                      Statement of Operations for the Three Months and                4
                      Six Months Ended June 30, 1995 and June 30, 1996
                      and cumulative from date of inception to June 30, 1996

                      Condensed Statement of Cash Flows for the Three Months          5
                      and Six Months Ended June 30, 1995 and June 30, 1996
                      and cumulative from date of inception to June 30, 1996

                      Notes to Financial Statements                                   6

       Item 2.        Management's Discussion and Analysis of                         6
                      Financial Condition and Results of Operations

PART II               OTHER INFORMATION

       Item 2.        Changes in Securities                                          10

       Item 6.        Exhibits and Reports on Form 8-K                               10

                              TERA COMPUTER COMPANY
                          (a development stage company)
                                 BALANCE SHEETS


                                                                     DECEMBER 31,         JUNE 30,
                                                                        1995                1996
                                                                    ------------        ------------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                          $  4,284,720        $  4,730,058
 Accounts receivable                                                      42,065              32,246
 Advances to suppliers                                                   982,972             376,511
 Other assets                                                             90,322              52,924
                                                                    ------------        ------------
          Total current assets                                         5,400,079           5,191,739

Property and equipment, net                                            1,641,351           1,416,402
Lease deposits                                                           227,702             207,126
                                                                    ------------        ------------
          TOTAL                                                     $  7,269,132        $  6,815,267
                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $    686,115        $    793,305
 Accrued payroll and related expenses                                  1,292,626           1,593,290
 Potential contract adjustments                                          250,000             250,000
 Current portion of obligations under capital leases                     529,516             336,469
                                                                    ------------        ------------
         Total current liabilities                                     2,758,257           2,973,064

Obligations under capital leases
 less current portion                                                    418,808             370,776

Shareholders' equity:
 Convertible preferred stock, par $.01 - Authorized 5,000,000
   shares; issued and outstanding, 2,255,590 shares                                        6,621,918
 Common stock, par $.01 - Authorized, 25,000,000 shares;
   issued and outstanding, 3,889,455 and 3,936,843 shares             19,059,818          19,105,398
 Accumulated deficit                                                 (14,967,751)        (22,255,889)
                                                                    ------------        ------------
                                                                       4,092,067           3,471,427
         TOTAL                                                      $  7,269,132        $  6,815,267
                                                                    ============        ============



                        See notes to financial statements
                                     Page 3

                              TERA COMPUTER COMPANY
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                                                                   PERIOD FROM
                                                                                                                    DECEMBER 7,
                                                                                                                 1987 (INCEPTION)
                                          THREE MONTHS ENDED                      SIX MONTHS ENDED                   THROUGH
                                               JUNE 30,                                JUNE 30,                      JUNE 30,
                                       1995                1996                1995                1996                1996
                                   ------------        ------------        ------------        ------------        ------------
 OPERATING EXPENSES:
  Research and development         $   (378,256)       $ (3,342,478)       $ (1,720,404)       $ (6,509,123)       $(34,638,576)
  Marketing and sales                   (38,634)           (145,350)            (89,956)           (278,224)         (1,444,182)
  General and administrative            (79,627)           (252,566)           (228,887)           (490,452)         (4,245,751)
                                   ------------        ------------        ------------        ------------        ------------
                                       (496,517)         (3,740,394)         (2,039,247)         (7,277,799)        (40,328,509)
RESEARCH FUNDING                        767,163              19,083           1,822,031              29,476          18,499,085
                                   ------------        ------------        ------------        ------------        ------------
   Net operating expense                270,646          (3,721,311)           (217,216)         (7,248,323)        (21,829,424)

OTHER INCOME (EXPENSE)                  (24,069)            (15,919)            (44,301)            (39,815)           (426,465)

NET INCOME (LOSS)                  $    246,577        $ (3,737,230)       $   (261,517)       $ (7,288,138)       $(22,255,889)
                                   ============        ============        ============        ============        ============


NET INCOME (LOSS) PER SHARE        $       0.17        $      (0.79)       $      (0.18)       $      (1.69)       $     (16.82)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                          1,445,775           4,718,657           1,431,183           4,315,780           1,323,320








                        See notes to financial statements
                                     Page 4

                              TERA COMPUTER COMPANY
                          (a development stage company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                                    PERIOD FROM
                                                                                                                    DECEMBER 7,
                                                                                                                  1987 (INCEPTION)
                                                       THREE MONTHS ENDED                SIX MONTHS ENDED             THROUGH
                                                             JUNE 30,                         JUNE 30,                JUNE 30,
                                                        1995            1996            1995            1996            1996
                                                    ------------    ------------    ------------    ------------    ------------

OPERATING ACTIVITIES:
 Net income (loss)                                  $    246,577    $ (3,737,230)   $   (261,517)   $ (7,288,138)   $(22,255,889)
 Net cash used by operating activities                  (284,749)     (2,955,730)       (684,802)     (5,799,277)    (18,785,676)
INVESTING ACTIVITIES:
 Net cash used by investing activities                  (153,381)       (108,624)       (270,730)       (181,804)     (2,388,128)
FINANCING ACTIVITIES:
 Net cash provided (used) by financing activities        521,104       6,509,140       1,121,943       6,426,419      25,903,862
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     82,974       3,444,786         166,411         445,338       4,730,058
CASH AND CASH EQUIVALENTS:
 Beginning of period                                     104,221       1,285,272          20,784       4,284,720               0
                                                    ------------    ------------    ------------    ------------    ------------
 End of period                                      $    187,195    $  4,730,058    $    187,195    $  4,730,058    $  4,730,058
                                                    ============    ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid for interest                             $     32,864    $     31,015    $     46,504    $     57,092    $    469,335
                                                    ============    ============    ============    ============    ============








                        See notes to financial statements
                                     Page 5

                              TERA COMPUTER COMPANY
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1994 and 1995, and the period from December 7, 1987 through December 31, 1995, contained in the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

NET PROFIT (LOSS) PER SHARE

Net profit (loss) per share is computed on the basis of the weighted average number of common shares outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net profit (loss) per share.

SUBSEQUENT EVENT

In July 1996, the Company completed an $8,024,000 private placement of Units, each Unit consisting of two shares of preferred stock and a warrant, representing 2,360,000 shares of preferred stock and 1,180,000 warrants. As of July 1996, the Company received, after selling commissions and offering expenses, approximately $6,988,000. The preferred stock is convertible into common stock upon registration of the underlying common stock with the Securities and Exchange Commission and the warrants have the same terms as the Company's existing outstanding warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a development stage enterprise that has an accumulated net loss of approximately $22.3 million as of June 30, 1996. Approximately 42% of the

Company's funding to date has been from Advanced Research Projects Agency
(ARPA) research funding, with the remainder provided through the sale of equity.

The Company has experienced net losses in each year of operations and expects to incur substantial further losses while it builds its Multithreaded Architecture
(MTA) system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings and does not expect to recognize revenue from the sale of its initial MTA system sooner than the fourth quarter of 1996, if ever. Such revenue assumes that the Company will be able to successfully complete the development of its prototype and delivery of the first production unit. As of June 30, 1996, the Company did not have any orders for the production of MTA systems. Until such time as the Company has completed the prototype satisfactorily and obtained commitments from customers for early MTA systems, it plans to increase personnel only modestly.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 AND 1996

In the three months ended June 30, 1995, the Company reduced its accrual for bonuses by $420,000 and potential contract adjustments by $545,000. These reductions affected all categories of the Company's expenses in the 1995 three month and six month periods as compared to the 1996 interim periods. Research and development expense for six months ended June 30, 1996 was $6.5 million, compared with $1.7 million for the same period in 1995. In addition to the reductions described above, the increase was due to an increase of non-recurring hardware engineering expense and prototype parts cost as the Company commenced fabrication of the integrated circuits required for its prototype and costs related to preproduction activities in the 1996 period. Costs related to the development of the MTA system accounted for approximately 90% of the Company's operating expenses in the first six months of 1996, an increase from 76% in the 1995 period. During the first six months of 1996, $3.2 million was directly related to the fabrication of the prototype.

Marketing and sales expense for the six months ended June 30, 1996 was $278,000, compared to $90,000 for the same period in 1995. General and administrative expense for the six months ended June 30, 1996 was $490,000, compared with $229,000 for the same period in 1995. In addition to the reductions described above, the increase in marketing and sales expense was due to increased staff and expenditures in connection with third party applications software development, and the increase in general and administrative expense was due largely to increased operating costs associated with being a publicly owned company.

LIQUIDITY AND CAPITAL RESOURCES

Since its incorporation through June 30, 1996, the Company's principal sources of liquidity have been ARPA research funding, which totalled $18.5 million, proceeds from the sale of its equity and debt securities to private investors totaling $17.0 million, and gross proceeds from the Company's initial public offering of $10.8 million. The Company has billed all $15.5 million allowed under its research contract with ARPA for the initial system development and has just begun to bill ARPA for research under a new research contract awarded in September 1995. Billings under this contract are expected to be approximately $500,000 in 1996. At June 30, 1996, the Company had $4.7 million in cash. As of such date, the Company had no bank line of credit.

The Company used cash for operations of $5,800,000 in the first half of 1996 as compared to only $685,000 in the first half of 1995. The increased use of cash in the first half of 1996 is primarily due to the additional $1.8 million in research funding available to the Company in the first six months of 1995 as compared to the first half of 1996 and to the approximately $3.2 million in direct prototype costs incurred by the Company in the first six months of 1996 compared to only $300,000 in the first six months of 1995.

The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2,388,000 from the date of incorporation through June 30, 1996, net of proceeds on disposal of assets. Expenditures were $270,000 and $182,000 for the first half of 1995 and 1996, respectively.

In early July 1996, the Company completed an $8,024,000 private placement of Units, each Unit consisting of two shares of preferred stock and a warrant, from which the Company received, after selling commissions and offering expenses, approximately $6,915,000. Of this sum, $6,622,000 was received by June 30, 1996. The preferred stock is convertible into common stock upon registration of the underlying common stock with the Securities and Exchange Commission and the warrants have the same terms as the Company's existing outstanding warrants. The Company believes that this funding, together with its current cash funds and revenues it anticipates receiving from ARPA, should be sufficient to meet the Company's working capital requirements for ongoing operations through 1996. If the Company obtains an order for the sale of an MTA system, however, the Company anticipates that it may be required to raise additional capital in order to finance inventory and accounts receivable.

During 1996, the Company's working capital needs will depend primarily upon its level of staffing, the cost of components to be purchased to complete the fabrication and testing of its initial MTA system prototype and startup costs, inventory and receivable financing associated with early production, if any. The Company has experienced delays in the development of particular components of the MTA system which have increased the need for working capital and could experience significant additional delays in the development process which could further substantially increase the Company's need for working capital. Other than prototype costs and manufacturing startup, inventory and receivable financing costs, the Company's needs for working capital for the second half of 1996 will primarily be operating costs required to fund ongoing research, development and engineering efforts, development of a customer service organization, and capital expenditures for leased equipment. The Company intends to increase its sales and marketing efforts once a prototype is completed.

Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts.

The Company may require further additional working capital if the development of the MTA system is substantially delayed, to finance the manufacture of MTA systems for customers or accounts receivable from customers, or for other purposes. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The Board of Directors has authorized the issuance of up to 2,360,000 shares of Series A Convertible Preferred Stock (the "Series A Stock"), all of which have been issued and are outstanding. The Series A Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stock of the Company. The Statement of Rights and Preferences of the Series A Stock provides that no dividends may be declared or paid on any shares of Common Stock unless an equal or greater dividend is paid on the Series A Stock in the same year. Further, holders of the Series A Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. Although holders of the Series A Stock have no voting rights, the Company must obtain the consent of the holders of record of a majority of the outstanding shares of Series A Stock in order to authorize or issue any shares of any new class of stock having preferences greater than the Series A Stock as to dividends or assets, to change the designation of the rights, preferences or privileges of the Series A Stock so as to materially adversely affect the Series A Stock, to increase the number of Series A Stock, and to reissue any shares that are acquired by the Company.

Each share of the Series A Stock will be converted automatically into shares of Common Stock when a registration statement covering the resale of the shares of Common Stock reserved for issuance upon conversion of the Series A Stock is declared effective by the Securities and Exchange Commission, or on December 31, 1999, whichever is earlier.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     4.1 Statement of Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on May 14, 1996*
    11.  Computation of Earnings (Loss) Per Share
    27.  Financial Data Schedule

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the quarter ended June 30, 1996.
- - -------------

* Incorporated by reference to the Post-Effective Amendment No. 2 to Form SB-2 Registration Statement (No. 33-95460-LA), filed on August 14, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TERA COMPUTER COMPANY


Date: August 14, 1996                By.     JAMES E. ROTTSOLK
                                           ------------------------------
                                             James E. Rottsolk
                                             Chief Executive Officer
                                             and Chief Financial Officer

                                                                     Exhibit 11.

                              TERA COMPUTER COMPANY
                          (a development stage company)

                        COMPUTATION OF PER SHARE EARNINGS
                                   (unaudited)


                                                                                                                  PERIOD FROM
                                                                                                                  DECEMBER 7,
                                                                                                                1987 (INCEPTION)
                                         THREE MONTHS ENDED                     SIX MONTHS ENDED                     THROUGH
                                               JUNE 30,                              JUNE 30,                        JUNE 30,
                                        1995              1996                1995               1996                  1996
                                     ---------          ---------          ----------        ------------       ---------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,445,775          4,718,657           1,431,183           4,315,780           1,323,320

NET INCOME (LOSS)                 $    246,577       $ (3,737,230)       $   (261,517)       $ (7,288,138)       $(22,255,889)

NET INCOME (LOSS) PER SHARE       $       0.17       $      (0.79)       $      (0.18)       $      (1.69)       $     (16.82)