Form 10QSB
period 1996-09-30
TERA COMPUTER CO \WA\
filed 1996-11-14
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1996

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to                .
                                      ---------------    ---------------

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

                            ------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

         As of September 30, 1996, there were 3,936,843 shares of the Company's Common Stock, par value $0.01 per share, and 2,360,000 shares of the Company's preferred stock, par value $0.01 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                      ---    ---

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Balance Sheets as of December 31, 1995                    3
                    and September 30, 1996

                    Statement of Operations for the Three Months and          4
                    Nine Months Ended September 30, 1995 and
                    September 30, 1996, and cumulative from date of inception to September 30, 1996

                    Condensed Statement of Cash Flows for the Three           5
                    Months and Nine Months Ended September 30, 1995 and September 30, 1996, and cumulative from date of inception to September 30, 1996

                    Notes to Financial Statements                             6

         Item 2.    Management's Discussion and Analysis of                   6
                    Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 5.    Other Information                                        10

         Item 6.    Exhibits and Reports on Form 8-K                         10

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                                       1995               1996
                                                                                   ------------       ------------
                                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   4,284,720      $   2,043,787
   Accounts receivable                                                                  42,065             22,144
   Inventory                                                                                              463,776
   Advances to suppliers                                                               982,972            298,236
   Other assets                                                                         90,322            141,851
                                                                                   ------------       ------------
           Total current assets                                                      5,400,079          2,969,794

PROPERTY AND EQUIPMENT, NET                                                          1,641,351          1,405,527
LEASE DEPOSITS                                                                         227,702            185,315
                                                                                   ------------       ------------
           TOTAL                                                                 $   7,269,132      $   4,560,636
                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $     686,115      $     894,137
   Accrued payroll and related expenses                                              1,292,626          1,645,986
   Potential contract adjustments                                                      250,000            250,000
   Current portion of obligations under capital leases                                 529,516            338,638
                                                                                   ------------       ------------
           Total current liabilities                                                 2,758,257          3,128,761

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                                418,808            269,215

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, par $.01 - Authorized 5,000,000
       shares;  issued and outstanding, 2,360,000 shares                                                6,886,925
   Common stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 3,889,455 and 3,936,843 shares                       19,059,818         19,105,398
   Accumulated deficit                                                             (14,967,751)       (24,829,663)
                                                                                   ------------       ------------
                                                                                     4,092,067          1,162,660
           TOTAL                                                                 $   7,269,132      $   4,560,636
                                                                                   ============       ============



                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                                    PERIOD FROM
                                                                                                     DECEMBER 7,
                                                                                                  1987 (INCEPTION)
                                     THREE MONTHS ENDED                 NINE MONTHS ENDED           THROUGH
                                         SEPTEMBER 30,                     SEPTEMBER 30,            SEPTEMBER 30,
                                    1995             1996             1995             1996             1996
                                ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES:
  Research and development      $ (1,732,912)    $ (2,195,293)    $ (3,453,316)    $ (8,704,416)    $(36,833,869)
  Marketing and sales                (59,464)        (162,848)        (149,420)        (441,072)      (1,607,030)
  General and administrative        (232,897)        (276,166)        (461,784)        (766,618)      (4,521,917)
                                ------------     ------------     ------------     ------------     ------------
                                  (2,025,273)      (2,634,307)      (4,064,520)      (9,912,106)     (42,962,816)
RESEARCH FUNDING                     367,688           48,355        2,189,719           77,831       18,547,440
                                ------------     ------------     ------------     ------------     ------------
    Net operating expense         (1,657,585)      (2,585,952)      (1,874,801)      (9,834,275)     (24,415,376)

OTHER INCOME (EXPENSE)               (94,075)          12,178         (138,376)         (27,637)        (414,287)

NET INCOME (LOSS)               $ (1,751,660)    $ (2,573,774)    $ (2,013,177)    $ (9,861,912)    $(24,829,663)
                                ============     ============     ============     ============     ============


NET INCOME (LOSS) PER SHARE     $      (0.67)    $      (0.41)    $      (0.77)    $      (1.98)    $     (17.45)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      2,631,014        6,284,358        2,604,624        4,981,174        1,422,685



                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       PERIOD FROM
                                                                                                                       DECEMBER 7,
                                                                                                                    1987 (INCEPTION)
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED           THROUGH
                                                               SEPTEMBER 30,                   SEPTEMBER 30,          SEPTEMBER 30,
                                                           1995            1996             1995           1996            1996
                                                       ------------    ------------    ------------    ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)                                    $ (1,751,660)   $ (2,573,774)   $ (2,013,177)   $ (9,861,912)  $(24,829,663)
Net cash used by operating activities                    (1,689,476)     (2,670,434)     (2,374,278)     (8,440,189)   (21,456,111)
INVESTING ACTIVITIES:
Net cash used by investing activities                      (218,845)       (181,452)       (489,575)       (392,778)    (2,569,580)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities         10,615,762         165,615      11,737,705       6,592,034     26,069,478
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    8,707,441      (2,686,271)      8,873,852      (2,240,933)     2,043,787
CASH AND CASH EQUIVALENTS:
  Beginning of period                                       187,195       4,730,058          20,784       4,284,720
                                                       ------------    ------------    ------------    ------------   ------------
  End of period                                        $  8,894,636    $  2,043,787    $  8,894,636    $  2,043,787   $  2,043,787
                                                       ============    ============    ============    ============   ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                 $     11,738    $     35,955    $     58,242    $     93,047   $    505,290
                                                       ============    ============    ============    ============   ============



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

INVENTORY

         Inventory is valued at standard costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market values.
As of September 30, 1996, 100% of the inventory consists of components and subassemblies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections.


OVERVIEW

         The Company is a development stage enterprise that has an accumulated net loss of approximately $24.8 million as of September 30, 1996. Approximately 42% of the

Company's funding to date has been from Advanced Research Projects Agency (ARPA) research funding, with the remainder provided primarily through the sale of equity.

         The Company has experienced net losses in each year of operations and expects to incur further substantial losses while it completes development of its Multithreaded Architecture (MTA) system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings to date. On November 8, 1996, the Company entered into an agreement with the Regents of the University of California for the phased-in delivery of an MTA system of up to eight resource modules to the San Diego Supercomputer Center (SDSC), with initial funding provided by the National Science Foundation. Delivery of the first two resource modules to SDSC is scheduled for the first half of 1997. The Company will recognize revenue as resource modules are delivered and accepted. Until such time as the Company has obtained additional commitments from customers for early MTA systems, it plans to increase personnel only modestly.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

         During the nine months ended September 30, 1995, the Company reduced its accrual for bonuses by $420,000 and its accrual for potential contract adjustments by $545,000. These reductions affected all categories of the Company's expenses in the 1995 three-month and nine-month periods as compared to the 1996 interim periods.

         Research and development expense for the three months and nine months ended September 30, 1996 were $2.2 million and $8.7 million, respectively, compared to $1.7 million and $3.5 million for the same periods in 1995. In addition to the reductions in 1995 described above, the increase was due to an increase of (i) non-recurring hardware engineering expense and prototype parts cost as the Company continued fabrication of the integrated circuits required for its prototype and (ii) costs related to pre-production activities. Costs related to the development of the MTA system accounted for approximately 88% of the Company's operating expenses in the first nine months of 1996, an increase from 85% in the 1995 period. During the first nine months of 1996, $3.8 million was directly related to the fabrication of the prototype, of which $600,000 was spent in the third quarter. With the Company's completion of its initial prototype and its first sales contract, the Company believes its research and development expenditures will decrease in the fourth quarter of 1996. In 1997 such expense will increase as the Company obtains additional commitments for production MTA systems.

         Marketing and sales expense for the nine months ended September 30, 1996 was $441,000, compared to $149,000 for the same period in 1995. General and administrative expense for the nine months ended September 30, 1996 was $767,000, compared to $462,000 for the same period in 1995. In addition to the reductions in 1995 described above, the increase in marketing and sales expense was due to increased staff and expenditures in connection with third party applications software development, and the increase in general and administrative expense was due largely to increased operating costs associated with being a publicly owned company. These expenses are expected to increase as the Company obtains additional commitments for production MTA systems.

LIQUIDITY AND CAPITAL RESOURCES

         Since its incorporation through September 30, 1996, the Company's principal sources of liquidity have been ARPA research funding of approximately $18.5 million and proceeds from the sale of equity of approximately $26 million. The Company has received all $15.5 million allowed under its research contract with ARPA for the initial system development and currently is billing ARPA under a new research contract awarded in September 1995. Billings under this contract are expected to be approximately $200,000 in 1996. At September 30, 1996, the Company had $2 million in cash and no bank line of credit.

         The Company used cash for operations of $8,440,000 during the first nine months of 1996, as compared to $2,374,000 during the comparable period in 1995. The increase in the first nine months of 1996 is due primarily to the fact that the Company had research funding of approximately $2.1 million greater in the first nine months of 1995 than in the comparable period in 1996. Moreover, the Company incurred approximately $3 million more in direct prototype costs during the first nine months of 1996 than it incurred in the first nine months of 1995. Another $464,000 was used during the first nine months to purchase inventory, consisting primarily of integrated circuits in various stages of fabrication, and power supplies.

         The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2,570,000 from the date of incorporation through September 30, 1996, net of proceeds on disposal of assets. Expenditures were $490,000 and $393,000 for the first nine months of 1995 and 1996, respectively.

         In July 1996, the Company completed an $8,024,000 private placement of units, each unit consisting of two shares of preferred stock and one warrant, from which the Company received, after deducting selling commissions and offering expenses, approximately $6,887,000. The preferred stock is convertible into common stock upon registration of the underlying common stock with the Securities and Exchange Commission, and the warrants have the same terms as the Company's existing outstanding warrants.

         During the fourth quarter of 1996 and in 1997, the Company's working capital needs will depend primarily upon its level of staffing, the cost of components purchased to complete the testing of its initial MTA system prototype and manufacturing startup costs, and inventory and receivable financing associated with production MTA systems. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Even assuming full development of all components, the availability of certain components, primarily integrated circuits, will be a limiting factor on the number and size of the MTA systems that may be sold in 1997, assuming the receipt of purchase orders. In addition to prototype costs and manufacturing startup, inventory and receivable financing costs, the Company's needs for working capital in the last quarter of 1996 and during 1997 will primarily be operating costs required to fund ongoing research, development and engineering efforts, development of a customer service organization, capital expenditures for leased equipment and increases in its sales and marketing efforts. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts.

         The Company's current cash resources are insufficient to meet these requirements beyond the fourth quarter of 1996. To meet its needs in 1997, the Company expects to receive revenues from sales of MTA systems, from the possible exercise of its presently outstanding warrants, which are redeemable by the Company in certain situations, from the sale of additional equity or debt or other financing transactions. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms. If sufficient funding is not available by January 1997, the Company will have to curtail sharply its present operations.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On November 11, 1996, the Company announced that a prototype MTA system was undergoing tests in Seattle and had run its first programs. This system consists of one computational processor, one I/O processor, and a gigabyte of memory.

         On November 8, 1996, the Company entered into an agreement with the Regents of the University of California pursuant to which the Company will deliver the first commercially configured MTA system to SDSC for testing and evaluation by scientists at the University of California, San Diego, and at SDSC, and by approved third-party researchers. SDSC's purchase of the MTA system is being funded in part by a multi-year, $4.2 million grant from the National Science Foundation. The Agreement provides for the phased-in delivery of up to eight resource modules, with the first two modules scheduled for delivery during the first half of 1997. The Agreement calls for SDSC to evaluate the MTA system, including the hardware architecture, operating system, programming environment, compilers and software tools provided by the Company, and to port selected application software to the MTA system.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10. Cooperative Agreement between the Regents of the University of California, University of California, San Diego, Office of Advanced Scientific Computing and Tera Computer Company, dated November 8, 1996*

     11.    Computation of Earnings (Loss) Per Share

     27.    Financial Data Schedule
     ---------
     * Confidential treatment requested.

(b)  Reports on Form 8-K

     During the quarterly period ended September 30, 1996, the Company filed the following Current Reports on Form 8-K with the Commission:

                  Current Report on Form 8-K, dated July 1, 1996, reporting under Item 5 the engagement of H.J. Meyers & Co., Inc. of Rochester, New York, to act as the Company's Sales Agent to raise a minimum of $2,500,000 up to $8,000,000 of funds in an All Accredited Investor private placement of Units. The Company filed its unaudited balance sheet as of May 31, 1996, with the pro forma application of funds received to date from the private placement, and its internal statement of operations for the five months ended May 31, 1996, with this report.

                  Current Report on Form 8-K, dated July 15, 1996, reporting under Item 5 the closing of a private placement of Units, each Unit consisting of two shares of Series A Convertible Preferred Stock and one Redeemable Common Stock Purchase Warrant (Units), with H.J. Meyers & Co., Inc. of Rochester, New York, acting as the Company's Sales Agent, in which the Company raised a total of $8,024,000. No financial statements were filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TERA COMPUTER COMPANY



Date: November 14, 1996                     By:  JAMES E. ROTTSOLK
                                                 ----------------------------

                                                  James E. Rottsolk
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

                                                November 4, 1996 (FINAL)


                                  Attachment A

                  Initial Tera MTA System and Upgrade Options

        The prices quoted to UCSD below are discounted from Tera's list prices for equivalently configured systems in recognition of the value to Tera of this Cooperative Agreement.

INITIAL MTA SYSTEM:

        Model      No. of          Memory          UCSD            UCSD
        Number     Processors      Capacity        Price*       Maintenance**
                                                     $              $
        MTA-8C-2E     2              2GB           1,340,000     43,000
        MTA-8C-4E     2              2GB             910,000     43,000
        MTA-8C-6E     2              2GB           1,000,000     43,000
        MTA-8C-8E     2              2GB             750,000     43,000

            Total     8              8GB           4,000,000    172,000

* These prices are tailored to UCSD's anticipated incremental funding and are for special Tera MTA configurations that are not available as standard products. This UCSD price includes hardware, software, installation charges, on-site support, training, warranty, and first-year maintenance charges. No peripherals are included in the UCSD price. Requisite proof of appropriate software licenses is required before Bundled Software can be shipped.

** MTA-8C-2E, 4E, 6E, and 8E maintenance charges begin 1 year following the Acceptance Date of each of these configurations.

        The configurations listed above include binary versions only of the following Tera Bundled Software:

                TOS -- Tera operating system

                f77,cc,c++ -- Tera Fortran 77, C, and C++ compilers

                tdb -- Tera source level debugger


                -----------------------------------------------
                  Cooperative Agreement between Tera and UCSD

                                                     November 4, 1996 (FINAL)

UPGRADE OPTIONS

        UPGRADED        NO. OF          ADDITIONAL      UCSD         TERA'S
        MODEL           ADDITIONAL        MEMORY       UPGRADE      LIST PRICE
        NUMBER          PROCESSORS       CAPACITY       PRICE*     MAINTENANCE**
                                                          $              $
                                                    Confidential    Confidential
                                                     Treatment      Treatment
                                                     Requested      Requested
    MTA-16C-16E           8              8GB
    MTA-32C-32E          16             16GB


* These UCSD upgrade prices are for special Tera MTA configurations that are not available as standard products. UCSD upgrade prices include hardware, software, installation charges, on-site support, training, and warranty. No peripherals or maintenance support are included in the UCSD upgrade price. Requisite proof of appropriate software licenses is required before Bundled Software can be shipped.

** MTA-8C-16E, and 32E maintenance charges reflect Tera's anticipated annual maintenance list prices for 16 and 32 processor systems.

        The configurations listed above include binary versions only of the following Tera Bundled Software:

                TOS -- Tera operating system

                f77, cc, c++ -- Tera Fortran 77, C, and C++ compilers

                tdb -- Tera source level debugger

Optional Support

                                                        Fee
                                                          $
                                                     Confidential
                                                      Treatment
                                                      Requested

           Additional on-site Tera software engineer







                        ______________________________________________
                         Cooperative Agreement between Tera and UCSD

                                                     November 4, 1996 (FINAL)


Peripheral Equipment

                                                 Part           Price
        Model/Option                            Number       $ (see Note 1)
                                                              Confidential
                                                               Treatment
                                                               Requested
        MAXIMUM STRATEGY STORAGE SERVERS

        Gen5 XL1, 1 bank:                       14-231-001
        94 GB(R5), 103 GB(RO)
        no host interface adapters

        Gen5 L1, 1 bank:                        14-231-0005
        30 GB(R5), 34 GB(RO)
        no host interface adapters

        HOST INTERFACE ADAPTERS

        HIPPI IPI-3 (32-bit)                    12-221-0044
        HIPPI IPI-3 (64-bit)                    12-230-0024
        Fibre Channel                           12-221-0072

        REDUNDANCY OPTION

        XL-Redundancy                           14-230-0026

        CAPACITY EXPANSION OPTION

        + XL One Bank                           14-230-0020
        94 GB(R5), 103 GB(RO)

        +L One Bank                             14-230-0022
        30 GB(R5), 34 GB(RO)

        MAXIMUM STRATEGY UCSD SUPPORT

        dataSURE
        all configurations
                Gen5 XL
                      3 months                  warranty          included
                     +9 months                  00-000-0006
                    +12 months                  00-000-0012
                     monthly                    00-000-0013
                Gen5 L
                      3 months                  warranty          included
                     +9 months                  00-000-0014
                    +12 months                  00-000-0015
                     monthly                    00-000-0016

Note 1:
Maximum Strategy, Inc Terms and Conditions of Sale apply
Prices subject to change without notice.
Prices effective as of January 15, 1996



                        ________________________________________________
                          Cooperative Agreement between Tera and UCSD

                                                     November 4, 1996 (FINAL)

                                                 PART           PRICE            ANNUAL MAINTENANCE
        MODEL/OPTION                            NUMBER            $                   AGREEMENT
                                                             Confidential           Confidential
                                                              Treatment              Treatment
                                                              Requested              Requested
        PSITECH FRAME BUFFERS

        HIPPI 8 bit Frame Buffer (2Kx2K)        HFB360-08
        HIPPI 24 bit Frame Buffer (2Kx2K)       HFB360-24
        HIPPI 24 bit Frame Buffer (2Kx2K)       HFB360A-24
          Enhanced with audio & video capture capabilities

        Field Upgrade Options

        HFB360:

        Color Upgrade HFB360-08 to 024          HFB360-CB

        HFB360A:

        Aux. Single HIPPI Port (Striper)        HFB-ASH
        HIPPI Expansion Double Wide Port        HFB-HEB
        Dual 16 bit Audio/Compression           HFB-AUD
        NTSC Capture Module                     HFB-NCM
        RGB Capture Module                      HFB-RGB
        D1 Video/AES3 Audio Capture Module      HFB-DCM

        MONITORS

        21" Gray scale                          HFB-MON                              N/A
        85-170kHz, 100-150ft L Portrait
        High Brightness Monitor

        SOFTWARE LICENSES

        HFB library (HFB360 Compatible)         HFB-lib

        CABLES

        HIPPI Cable 1 Meter                     HFB-HC-1                             N/A
        HIPPI Cable 5 Meters                    HFB-HC-5                             N/A
        HIPPI Cable 25 Meters                   HFB-HC-25                            N/A
        Monitor Cable (color)                   HFB-VC5                              N/A
        Monitor Cable (mono)                    HFB-VC5                              N/A

        MANUALS

        1 set                                   M-HFBlib                             N/A
                                                M-HFB360-OM                          N/A

Notes:
1. Customer contracts with PsiTech for Maintenance
2. PsiTech Terms and Conditions of Sale apply
3. HIPPI 2Kx1K Frame Buffer is also available.



                        ________________________________________________
                          Cooperative Agreement between Tera and UCSD

                                             November 4, 1996, 10:42 AM (FINAL)

                                  ATTACHMENT B

                TERA COMPUTER COMPANY SOFTWARE LICENSE AGREEMENT

LICENSEE NAME AND ADDRESS:                    INSTALLATION SITE ADDRESS:

Center for Advanced Computational           San Diego Supercomputer Center
    Science and Engineering
University of California, San Diego
9500 Gilman Drive
La Jolla, CA 93093-0534

Attention: Dr. Wayne Pfeiffer
           Associate Director

           Anne Mayer
           Contract Officer

1.0  DEFINITIONS
----------------
        1.1 "Proprietary Information" means any and all information which is
 a) associated with the items in Schedule A attached hereto disclosed by Tera Computer Company ("Tera") to Licensee electronically, visually or in a document or other tangible form; or b) provided by Tera to Licensee in writing, or reduced to writing within ten (10) days of oral disclosure, and marked "Proprietary Information". The items licensed as identified in Schedule A shall be deemed Proprietary Information. All updates, upgrades, bug fixes, patches, and derivative works associated with the items in Schedule A whether developed by Tera or Licensee are "Proprietary". The term "Proprietary Information" shall include any notes, extracts, analyses or materials prepared by Licensee which are copies of or derivative works of the Proprietary Information or from which the substance of the Proprietary Information can be inferred or otherwise understood.

        1.2 "Designated System and Site" means the System and location identified in Schedule A on which the Software is licensed for use.

        1.3 "Software" means the Tera Bundled Software and Documentation provided hereunder as identified in Schedule A attached hereto, including all updates, upgrades, bug fixes, patches and derivative works.

        1.4 "Related Materials" means any and all materials provided by Tera hereunder in connection with the items listed in Schedule A including, without limitation, any flow charts, logic diagrams, schematics, program listings, libraries, executables, source files, header files, data files, operating instructions, user manuals

                                             November 4, 1996, 10:42 AM (FINAL)

and performance information, in whatever form, including machine readable materials, whether or not specifically identified in the Exhibits.

        1.5 "Technology" shall mean the Software, Related Materials, and other Proprietary Information provided by Tera pursuant to this Agreement.

2. GENERAL: Licensee and Tera agree that the following terms and conditions apply to the provision of Software as specified in the attached Schedule A. Some Software may be owned in whole or in part by a third party. The protections included in this license (including all reservations of rights and limitations of liabilities) extend to Software provided under this Agreement by both Tera and any third-party provider.

This Agreement becomes effective when it has been signed by both parties and continues concurrently with the Cooperative Agreement. Upon termination of the Cooperative Agreement, parties shall negotiate a Hardware/Software Maintenance Agreement and a new Software License Agreement as appropriate.

3. LICENSE: Tera hereby grants, and Licensee accepts, a single, non-transferable and non-exclusive license to use Software subject to all the terms and conditions of this Agreement. No rights to sublicense or market the Software are granted. All rights not specifically granted to Licensee by this license shall remain in Tera.

The Software may be used by Licensee only on the equipment listed on Schedule A and at the site specified above. Licensee may use the Software on other equipment made by Tera while the equipment listed in Schedule A is not operative, due to its malfunction. Licensee may duplicate the Software for backup, archiving, or security, but all copyright or proprietary notices in the original must be included in all copies or partial copies. Licensee shall not clone, reverse assemble, or reverse compile any part of the Software for which Licensee does not have source code access or adopt any part of the Software as its own. Licensee shall not translate the Software into a computer language different from the language in which it was provided to Licensee by Tera.

4. FORM OF CODE PROVIDED (SOURCE AND/OR BINARY): Licensee is licensed to use only the format of the Software specified in the attached Schedule A.

5. MANUALS: Tera will provide on-line documentation for all applicable user manuals at no additional charge. Licensee may order hard copies at then-current prices.

                                             November 4, 1996, 10:42 AM (FINAL)

6.      NON-DISCLOSURE:
        --------------

        (A) Software

        Licensee acknowledges that the Software, and Related Materials are proprietary products of and shall remain the property of Tera or its suppliers. Licensee will not disclose or otherwise make available to any third party any Software, or information contained therein, in any form, except to its employees for purposes limited to and specifically related to Licensee's use of the Software in accordance with this Agreement. Licensee shall take appropriate action by instruction or signed agreements with such employees to satisfy Licensee's obligations under this Agreement.

        Licensee's obligations of confidentiality and nondisclosure shall apply to all forms of software received. Licensee shall maintain records of the location of each original and copy of Software and the serial number of the equipment on which it is used and shall allow Tera or Tera's representative(s) access to those records on reasonable notice. This obligation not to disclose the Software, and Related Materials is ongoing and shall survive termination of this Agreement.

        (B) Injunctive Relief

        Because harm not adequately compensable might result from unauthorized disclosure of confidential information, either party may seek injunctive relief, without posting a bond, if the other party breaches its obligations of nondisclosure under this Agreement.

        (C) Exception
        -------------

        Notwithstanding the above, neither party shall have any liability or obligation to the other for, nor be in any way restricted in, its disclosure, marketing, or use of the Proprietary Information, Software, or Related Materials, which:

          a. are already in the possession of Licensee from a non-Tera source;
             or
          b. are or become publicly known through no wrongful act of Licensee;
             or
          c. are received lawfully from a third party without restriction and without breach of this Agreement; or
          d. are disclosed pursuant to an enforceable order of a court of competent jurisdiction

        Provisions of this Article shall survive any termination of this Agreement.

                                             November 4, 1996, 10:42 AM (FINAL)


7. PATENT AND COPYRIGHT; Tera will indemnify Licensee as to any rightful claim that the Software, or any part thereof (except software supplied to Tera by X/Open Company Ltd.) constitutes an infringement of any United States patent, copyright, or trade secret. To qualify for this indemnity, however, Licensee must give Tera prompt notice of any such claim and must cooperate fully with Tera's defense or settlement. If the use of the Software, or any part thereof (except software supplied to Tera by X/Open Company Ltd. and incorporated in the Software), is enjoined, Tera will, at its own expense and at its option, either (A) procure for Licensee the right to continue using the Software or the infringing part thereof; (B) replace same with non-infringing substitutes; (C) modify it so that it becomes non-infringing: or (D) if Tera finds no commercially reasonable solution under (A), (B), or (C) above, terminate the license of same at no cost to Licensee except for charges accrued to such time as use is enjoined.

        Tera shall not be liable to Licensee for any claim which is based upon the use of the Software, or any part of it, in connection with equipment, software, or devices not furnished by Tera, or in any manner for which the Software was not designed, or where the Software has been modified by or for Licensee.

        The foregoing states the entire liability of Tera with respect to infringements of patents, copyrights, or trade secrets by the Software.

        Parts of the Software may have been patented or copyrighted by Tera or its third-party provider. Patent or copyright notices may have been included in the Software for protective purposes, and such notices shall not be construed as causing publication of the Software.

        When any extramural or third-party computer program materials are to be disclosed by Licensee to Tera or used in conjunction with the Software by Licensee, Licensee warrants that it has the right to make such disclosure or use and agrees to indemnify and hold Tera harmless from liability for patent and copyright infringement in connection therewith.

                                             November 4, 1996, 10:42 AM (FINAL)

8. THIRD-PARTY LICENSE: Some Software may require an additional license from a third party. This requirement is noted on Schedule A. Licensee agrees to obtain the license from the third party at Licensee's expense and by separate agreement and so certify to Tera in writing, before delivery of the affected Software.

9. GNU: Some Software is distributed in under the terms of the GNU General Public License. This restriction is noted on Schedule A. Licensee agrees to conform to the GNU General Public License for all affected Software.

10. CHARGES: First year Software maintenance is included in the price of "Tera Products" (Tera MTA computer systems, upgrades and peripheral equipment sold to Licensee). After one year, Licensee agrees to pay the charges specified in Attachment A. In addition, Licensee shall pay (or reimburse Tera for paying) all applicable sales and use taxes.

11. INVOICES, PAYMENTS, AND PRICE ADJUSTMENT: First year Software maintenance charges are included in the price of Tera Products. After one year from Designated System acceptance, invoices for monthly charges will be issued monthly in advance and will be dated the first of the month. Invoices for other charges negotiated by Tera with Licensee for Software-related activities that are separate from this Agreement will be issued as the charges are incurred. Charges due for a portion of a month will be computed at the rate of one-thirtieth (1/30th) of the monthly charge for each day. Licensee may prepay maintenance charges on an annual basis and receive a five percent discount.

        All invoices will be due and payable within thirty (30) days of the date of invoice. Payment is considered made when good funds are received in the account specified on the invoice.

        If Licensee elects to renew this license for subsequent periods, after the first year of charges, Tera may adjust charges upon ninety (90) days written notice, but only once in any twelve (12) month period. The adjusted prices will not exceed Tera's published prices in effect on the date of the adjustment or the Southern California Cost of Doing Business Index (formerly CPI) for the current period, whichever is less.

12. WARRANTY: Tera warrants that when it delivers the Tera Bundled Software, the Software shall conform in all material respects to Tera's published specifications when operated on the Computer specified on Schedule A for a period of one (1) year from Acceptance Date (Initial Warranty Period). Tera shall provide at no cost to Licensee, all maintenance and fixes to Tera Bundled Software to enable performance according to Tera's software specifications. Tera shall provide all upgrades of Tera Bundled Software developed during the Initial Warranty Period to Licensee at no

                                        November 4, 1996, 10:42 AM (FINAL)

additional cost. This warranty will be extended at no additional cost to Licensee for any period in which this License is renewed. Renewal of this License in subsequent periods will extend the Warranty for the period covered by the License.

Tera reserves the right to correct Documentation due to typographical or clerical errors.

This warranty is given by Tera and not by any of its third-party suppliers.

Neither Tera nor any of its third-party suppliers warrants or guarantees the results from use of the Software.

13. IMPLIED WARRANTIES, DISCLAIMER; INDEMNIFICATION: EXCEPT AS OTHERWISE REQUIRED BY LAW, THE EXPRESS WARRANTY IN THE WARRANTY ARTICLE OF THIS AGREEMENT IS TERA'S EXCLUSIVE WARRANTY AND IS IN LIEU OF ALL IMPLIED WARRANTIES, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

TERA'S MAXIMUM LIABILITY IN CONNECTION WITH OR ARISING OUT OF THIS AGREEMENT SHALL BE THE REPLACEMENT OF TERA BUNDLED SOFTWARE.

LICENSEE IS RESPONSIBLE FOR THE SELECTION OF SOFTWARE TO ACHIEVE ITS INTENDED RESULTS, USE OF SOFTWARE, AND THE RESULTS OBTAINED THEREFROM.

14. LIMITATION OF LIABILITY: TERA WILL NOT BE LIABLE IN ANY EVENT FOR ANY CONSEQUENTIAL, PUNITIVE, INCIDENTAL, OR INDIRECT DAMAGES ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, EVEN IF ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

15. TERMINATION: This Agreement or the license of any Software may, prior to commencement of charges, be terminated by the Licensee at no charge upon written notice to Tera.

After commencement of charges, this Agreement or the license of any Software may be terminated as follows:

(A) by the Licensee upon ninety (90) days written notice or

(B) by Tera for nonpayment by Licensee of any amount due under this Agreement, which nonpayment continues for a period of ten (10) days; or

                                             November 4, 1996, 10:42 AM (FINAL)

        (C) by either party upon thirty (30) days notice for non-performance by the other party of any other material term or condition of this Agreement or of any other contract between Licensee and Tera related to the Software or the equipment for which it is licensed.

        The license of any Software shall automatically terminate upon de-installation of the equipment for which it is licensed.

        Upon termination of this Agreement Licensee shall promptly return to Tera all copies of the Software involved or certify in writing to Tera that all copies have been destroyed, including all copies which Licensee has modified and/or merged into other computer program material.

16. RELOCATION; EXPORT: The Technology, including technical data, are subject to the U.S. Export Administration Act and its associated regulations and may be subject to export regulations in other countries. Licensee agrees to comply strictly with all such regulations and acknowledges that it has the responsibility to obtain licenses if Licensee exports or re-exports the Technology.

17. ASSIGNMENT: This Agreement and the rights granted and obligations undertaken hereunder may not be transferred, assigned or delegated in any manner by Licensee, but may be so transferred, assigned or delegated by Tera upon written notice to Licensee.

18. NOTICES: Notices will be effective when received in writing and shall be sent to the person and address designated on the signature page of this Agreement or such other person or address as may have been furnished to Licensee or Tera by notice according to this Article.

19. APPLICABLE LAW: This Agreement is made under and shall be governed by and construed in accordance with the laws of the State of California, U.S.A. excluding its choice of law provisions.

20. SURVIVAL OF AGREEMENTS: Notwithstanding the termination or completion of this Agreement, all indemnities, warranties, and duties of non-disclosure in this Agreement will continue in full force and effect to the extent required for their full observance and performance.

                                             November 4, 1996, 10:42 AM (FINAL)

21. ENTIRE CONTRACT: The terms and conditions stated in this Agreement and in the Schedule(s) constitute the complete and exclusive statement of the Agreement between Licensee and Tera and supersede all prior oral and written statements of any kind whatsoever made by either party or their representatives. Any order form used by Licensee in connection with this Agreement will be considered to have its pre-printed clauses and statements deleted. Any waivers or amendments, to be effective, must be in writing, signed by both parties.

LICENSEE: THE REGENTS OF                        Tera Computer Company.
THE UNIVERSITY OF CALIFORNIA, UCSD              2815 Eastlake Avenue East
                                                Seattle, WA 98102-3027

BY  /s/ Anne Mayer                              By /s/ James E. Rottsolk
  --------------------------------                -----------------------------

Name Anne Mayer                                 Name James E. Rottsolk
    ------------------------------                   --------------------------

Title Business Contracts Admin.                 Title President and CEO
     -----------------------------                    -------------------------
Date 11/6/96                                    Date November 8, 1996
    ------------------------------                  ---------------------------

Notices to above                                Notices to above
          ------------------------                         --------------------

Title_____________________________              Title__________________________

                                            November 4, 1996, 10:42 AM (FINAL)


                                   SCHEDULE A
                                      to the
                Tera Computer Company Software License Agreement

Designated System:              Tera MTA-8C-8E System, Serial #1
Site:                           San Diego Supercomputer Center (SDSC)

-------------------------------------------------------------------------------

                                                                    SOURCE                   ANNUAL
                                                                   OR BINARY              MAINTENANCE
                        SOFTWARE                                    ACCESS                    FEE
                        --------                                   ---------              ------------

TERA OPERATING SYSTEM                                                                   See Attachment A

        TOS - Tera operating system and utilities               Source and binary

        (Licensee must provide requisite proof of a current license to X/Open Company Ltd. UNIX)

TERA PROGRAMMING ENVIRONMENT                                                            See Attachment A

        f77, cc, c++ - Tera Fortran 77, C, C++                  Binary only
        compilers and supporting libraries

        tdb - Tera source level debugger (Licensee              Binary only
        must comply with GPL restrictions for
        GNU-based software)

DOCUMENTATION                                                                           See Attachment A

        Tera Programming Guide                                  on-line only
        man pages                                               on-line only


Licensee: The Regents of the                    Tera Computer Company
University of California, UCSI)                 2815 Eastlake Avenue East
                                                Seattle, WA 98102-3027

By  /s/ Anne Mayer                              By  /s/ James E. Rottsolk
--------------------------------                ------------------------------
Name  Anne Mayer                                Name  James E. Rottsolk
--------------------------------                ------------------------------
Title  Business Contracts Admin.                Title  President and CEO
--------------------------------                ------------------------------
Date  November 6, 1996                          Date  November 8, 1996
--------------------------------                ------------------------------