Form 10QSB/A
period 1996-09-30
TERA COMPUTER CO \WA\
filed 1996-12-18
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

This amendment modifies the placement of the "Confidential Treatment Requested" legend on pages 2-4 of Attachment A to Exhibit 10.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TERA COMPUTER COMPANY



Date: December 16, 1996                     By:  JAMES E. ROTTSOLK
                                                 ----------------------------

                                                  James E. Rottsolk
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX

---------------------------------------------------------------------
Exhibit
Number    Description                                        Page
---------------------------------------------------------------------


10        Cooperative Agreement between The Regents
          of the University of California, University of
          California, San Diego, Office of Advanced
          Scientific Computing and Tera Computer
          Company, dated November 8, 1996*                   5

---------------------------------------------------------------------

11        Computation of Earnings (Loss) Per Share           **

---------------------------------------------------------------------

27        Financial Data Schedule                            **

---------------------------------------------------------------------

---------
* Confidential Treatment Requested
** Incorporated by reference to Form 10-QSB Report for the quarter ended September 30, 1996 (File N. 0-26820)