Form 10KSB
period 1996-12-31
TERA COMPUTER CO \WA\
filed 1997-03-31
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO      .

                         COMMISSION FILE NUMBER 0-26820

                              TERA COMPUTER COMPANY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 WASHINGTON                              93-0962605
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

         2815 EASTLAKE AVE EAST, SEATTLE, WASHINGTON      98102-3027
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)        (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (206) 325-0800

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

             SECURITIES REGISTERED UNDER 12(g) OF THE EXCHANGE ACT:
                 COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
 Yes  X   No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The issuer had no revenues during the year ended December 31, 1996.

         The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 21, 1997 was $17,148,181.

         As of March 21, 1997, there were 6,977,487 shares of Common Stock and 2,226,131 Common Stock Purchase Warrants outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated by reference into Part III.
Transitional Small Business Disclosure Format (check one): Yes      No   X

                              TERA COMPUTER COMPANY

                                   FORM 10-KSB

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                      INDEX

                                                                           Page

                                     PART I

Item 1.    Business                                                          3
Item 2.    Properties                                                       17
Item 3.    Legal Proceedings                                                18
Item 4.    Submission of Matters to a Vote of Security Holders              18
Item E.O.  Executive Officers                                               19

                                     PART II

Item 5.    Market For Common Equity and Related Stockholder Matters         20
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        20
Item 7.    Financial Statements                                             23
Item 8.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                           23

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                24
Item 10.   Executive Compensation                                           24
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                   24
Item 12.   Certain Relationships and Related Transactions                   24
Item 13.   Exhibits and Reports on Form 8-K                                 25

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

     The Company was formed to design, develop and market high performance general purpose parallel computer systems. Tera's Multithreaded Architecture System ("MTA") system is designed to address a wide range of scientific and engineering applications, such as simulation and visualization of complex mechanical and biochemical systems, as well as emerging commercial applications, such as database mining, information-on-demand and computer-aided design and visualization. The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing that will enable the Company to offer systems with several times the price/performance of currently available commercial high performance computer systems. Typical MTA system configurations are expected to sell for between $5 million and $40 million.

HIGH PERFORMANCE COMPUTER INDUSTRY

     Historically the need for greater computing power for scientific, engineering and commercial applications has increased significantly. This need typically has been met by high performance computer systems for scientific and engineering applications and by mainframes for commercial applications, with millions of dollars invested per system.

     For scientific and engineering applications, the increased need for computing power has been driven by greater emphasis on computational modeling to develop and verify engineering solutions across a broad range of industries and an increased focus on highly challenging basic and applied scientific problems that can be met only through numerically intensive computation. The U.S. government has recognized that the continued development and use of high performance computer systems for these technical applications is of critical importance to the economic competitiveness of the United States.

     For commercial applications, pressures resulting from global competition, reduced cost of communication and the proliferation of data from the enormous number of workstations and personal computers also have increased the need for high performance computing. For competitive reasons, many large commercial users have concluded that enterprise-wide computing applications require immediate interactive processing of available data. In order to process data in such a manner, such users must move away from batch processing but cannot do so because of the limited computational capacities of their existing systems.

     Computer designers have taken a variety of approaches in their efforts to achieve higher levels of performance. Traditionally, high performance computer systems employed one or a small number of the fastest available single processors. Improvements in performance have been achieved by designing processors having faster switching times and greater densities and, in the case of numerically intensive applications, by employing vector multiprocessing. This approach, employed most notably by Cray Research, repeatedly applies the same operation to each of a sequence of data elements. Vector multiprocessing has proven to be highly effective for many scientific and engineering applications, but not for most commercial applications. Moreover, these systems are limited in performance and have a high cost of computation.

     A number of computer companies, including IBM, Intel, Silicon Graphics, Inc., Cray Research, Fujitsu, Ltd. and Convex Computer Corporation, have turned to massively parallel processing as a way to achieve greater computational power and improved price/performance levels. Massively parallel processing enables large numbers of processors to act concurrently on multiple tasks or in concert on a single computationally-intensive task. In these systems, each processor is directly connected to its own private memory, so that the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture are difficult to program and have limited applicability.

     While some users have developed scientific and engineering software for certain of their applications on massively parallel systems, it has not been practical for them to port a large number of third-party software applications to these computer systems. The Company believes that the absence of a standard software development environment has inhibited third-party application programs which in turn has severely restricted market acceptance of massively parallel processing systems.

     Users of high performance computer systems therefore face a limited choice. Mainframes and vector multiprocessing systems permit a conventional programming environment, but are subject to inherent performance limitations and are limited in the number of processors in a system, while massively parallel processing systems are difficult or impractical to program and perform poorly for most applications.

THE TERA SOLUTION

     The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing. The key to this breakthrough is its scalable shared memory, which the Company believes will enable the MTA system to overcome limitations of currently available commercial high performance computer systems. The MTA system is designed to have all of the following key attributes to serve the evolving needs of the high performance computer market effectively: (i) sustainable high speed, (ii) broad applicability, (iii) ease of software programmability and portability, (iv) scalability, (v) balanced input/output capability and (vi) a future product migration path. See " -- Technology."

     Scalable shared memory provides every processor with equal access to every memory location. This greatly simplifies programming because it eliminates concerns about the layout of data in memory. It also provides a very flexible and efficient approach to parallelism since any available processor can operate on any data no matter where the data are located. Applications with irregular or unpredictable internal data flow patterns are facilitated by this capability.

     The historical drawback of shared memory has been its slowness due to some processors being physically distant from some areas of memory and the likelihood of conflicts when two or more processors attempt to access the same memory location. Both factors increase the latency, or delay, experienced when a processor attempts to access a memory location. The MTA system's architecture is designed to be latency tolerant: a processor never wastes time waiting to access memory. Tera's design accomplishes this by using a combination of multithreaded architecture and a high bandwidth interconnection network.

     The MTA system software is designed to support and leverage the scalable shared memory that the architecture provides. Programs are analyzed and parallelism is extracted automatically, greatly simplifying the implementation of new applications. In addition, most programs written for Cray Research vector multiprocessing systems are designed to be automatically translated by Tera's system software to run at high speed on the MTA system. The Company intends to further extend its compatibility with competitors' systems to increase the attractiveness of the MTA system to both potential customers and independent software vendors ("ISV's").

STRATEGY

     Tera's objective is to be the leading provider of high performance computer systems to the scientific, engineering and emerging commercial markets. Key elements of the Company's strategy include:

- Establish and Leverage Dominant Position in the Very High Performance Scientific Computer Market.

     Initially the Company intends to target the very high performance scientific computer market. Sales targets in this market include government agencies and research laboratories in the United States and Western Europe. These users generally are easily identifiable and well established, possess significant resources, develop their own application software, and are reliant upon, and are early customers for, innovative high performance computer systems.

     The Company believes that establishing a dominant position in the very high performance scientific market should provide it with the necessary foundation and credibility, financial and otherwise, to attract ISV's to port their application software to the MTA system. The Company believes that the availability of such third-party software should enable it to address effectively the worldwide high performance engineering computer market for applications such as computational fluid dynamics and molecular modeling. The Company's planned delivery of its MTA system to the San Diego Supercomputer Center is in furtherance of this strategy.

In addition, the Company intends to develop and support, both internally and in cooperation with ISV's, application software to enable the Company to address effectively certain segments of the emerging commercial computer market.

-    Establish and Leverage Strategic Relationships.

     The Company intends to establish strategic relationships with leading participants in various segments of the high performance computer market. The Company believes these relationships should enable it to take advantage of the superior resources, technological capabilities and proprietary positions of these entities in advancing Tera's position in the high performance computer market.

     The Company has received over $18 million from the Department of Defense Advanced Research Projects Agency ("DARPA") to assist in funding the development of the MTA system. The Company currently has one contract with DARPA and has begun work under it to develop certain components of its next generation MTA system. See "Risk Factors -- Marketing Risks; Government Funding and Regulation."

     The Company intends to emphasize the development of relationships with large scale high performance computer users, such as Fortune 100 companies and major financial institutions, in tandem with the ISV's supplying software to these companies and institutions, to port that software to the MTA system.

-    Establish And Leverage Manufacturing Alliances.

     The Company's strategy is to focus its resources on the design and development of its MTA system hardware and software and on market development, rather than on manufacturing capability. By using independent hardware fabrication facilities, the Company will avoid the large capital commitment and overhead burden associated with establishing a manufacturing facility, which will provide the Company with the flexibility to adopt new technologies if and when they become available without the risk of equipment obsolescence. In accordance with the strategy, the Company has established relationships with Vitesse Semiconductor Corporation ("Vitesse") and TriQuint Semiconductor, Inc. ("TriQuint") to provide the Company with gallium arsenide ("GaAs") wafers and with Unisys Corporation to provide semiconductor packaging and testing services. See "Risk Factors -- Manufacturing Risks; Reliance on Third Party Sole Source Suppliers."

TECHNOLOGY

     The MTA system is designed to incorporate the following technological characteristics:

     Sustained High Speed. The MTA system's anticipated high speed is due to a combination of a high clock rate and multithreaded scalar pipelines. Each processor is expected to have an execution rate of about one billion operations per second with peak 64-bit floating point performance also about one billion floating point operations per second. Each input/output processor will have a peak transfer rate of up to four hundred million bytes per second. Sustained performance is expected to be approximately 50% of these figures.

     Scalability. The MTA system is designed to use a large number of processors in a single system effectively. The current design supports systems of up to 256 processors; the next generation MTA system is expected to accommodate 1,024 or more processors. A 256-processor configuration is expected to have peak performance of about 256 billion instructions per second, 256 billion 64-bit floating point operations per second, and one hundred billion bytes per second of input/output performance.

     Multithreaded Architecture. The MTA system architecture is designed to support up to 128 separate threads of execution per processor (over 32,000 threads in a 256-processor system). When a processor dispatches an instruction for the current thread, it instantly switches to the next thread which is ready to continue. The hardware is designed to handle this switching automatically, with no intervening machine cycles, resulting in zero switching overhead.

     Threads may come from totally separate programs or from a single program. Tera's compilers automatically extract parallelism from user programs and create multiple threads to maximize performance. The MTA operating system is designed to execute multiple user programs simultaneously, even within a single processor. The input/output processors are designed to be latency tolerant and to address data anywhere in the system.

     High Bandwidth Interconnection Network. All hardware resources in the MTA system, namely computational processors, input/output processors and memory units, will be interconnected via a three-dimensional pipelined network. This network is expected to provide substantially greater capacity, or bandwidth, than found in current commercially available computer systems, and is expected to be a key factor in the ability of MTA systems to scale up to hundreds of processors without compromising system performance or programmability.

     Compilers and Runtime System. The MTA system software is designed to exploit the speed potential of the hardware without burdening the programmer with the details of how this is accomplished. The MTA system's parallelizing compilers analyze programs written in conventional languages, such as FORTRAN, C or C++, and determine the parts of a program's computations that can be executed simultaneously. The compiler then generates the machine instructions to create separate execution threads for these parallel parts.

     It is expected that Tera's runtime system, in conjunction with its compilers, will automatically distribute and balance the threads in a parallel program to the available processors, and be able to adapt to changing parallelism as the application runs by acquiring and releasing processors.

     The Tera debugger allows programmers to find mistakes in their applications by displaying and monitoring the instructions and variables in an application program. The debugger is tightly integrated with the compiler and runtime system to allow users to debug parallel programs.

     Software Portability. Tera's compilers are designed to compile most programs written for Cray Research vector multiprocessing systems into parallel programs automatically. Typical scientific applications contain between 10,000 and 1,000,000 lines of source code. It can take months to rewrite a program to run on new hardware, and additional months or years of testing and use before the code is considered trustworthy enough for actual production work. This portability problem is a major deterrent to the acceptance of any new computer system. To overcome this problem, Tera has designed its language compilers and libraries to be compatible with those from Cray Research, with the goal that most Cray Research applications can be simply recompiled on a MTA system and be ready for immediate production use with no loss of speed. The Company believes this feature will give it a significant competitive advantage.

     Operating System. The dominant operating system in high performance computing is UNIX. The Tera operating system is designed to be a fully distributed and symmetric implementation of UNIX, providing high performance network connections and a highly concurrent file system. Both batch processing and interactive processing are supported. The Company believes that, due to the trend toward "open" systems, UNIX also is finding increasing application in commercial installations.

PLANNED PRODUCTS

     The Company has designed a number of configurations of the MTA system. Each system will be constructed from resource modules with the model number indicating the number of these resource modules, e.g., the MTA 16 model has 16 resource modules. Each resource module contains:

     -    a computational processor ("CP")
     -    an input/output processor ("IOP") and
     -    either two or four memory units.

     Each resource will be individually connected to a separate routing node in the MTA system's three-dimensional toroidal interconnection network. Each resource connection is designed to be capable of supporting data transfers to and from memory at full processor rate in both directions, as are all of the connections between the network routing nodes themselves.

     The Company built a prototype from production components in late 1996. The prototype is being used to verify and debug mechanical components and assembly procedures developed during the design process. The prototype will run at or near full speed and will include the hardware functionality of a production system. The Company has begun construction of its initial production system.

     The Company has begun planning for successive product generations. By improving price/performance levels and lowering the cost of entry level systems, these future products will be designed to enhance the Company's technological position while potentially broadening its market acceptance. The Company believes that denser integrated circuit technology should enable the scaling up of systems to 1,024 processors and beyond. Finally, the Company intends to take advantage of the ability of the MTA system to scale down to compete with workstation and other microprocessor-based products.

MARKETS AND APPLICATIONS

     The MTA system has been designed for prospective customers with demanding science, engineering and commercial applications. Because of its general purpose characteristics, the Company believes that the MTA system may be employed across a broad range of mainstream and emerging high performance computer applications.

     While funding for certain defense programs has decreased in recent years, total U.S. government expenditures for high performance computer systems have been augmented by funding under various high performance computing programs. In addition, important areas of civilian research, such as energy and environmental studies, weather modeling and toxic mitigation, are receiving federal funding, and the formerly defense-oriented national research laboratories are in many cases reorganizing for non-military projects. See "Risk Factors -- Marketing Risks; Government Funding and Regulation."

     Government agencies and research laboratories are particularly attractive prospective customers for Tera because they generally have a higher tolerance for risks inherent in a complex, innovative product. This market has, at most, several hundred sites and a limited number of customers that are well-known to each other and to their existing and potential suppliers, including Tera. The Company maintains relationships with many of the management and staff of these potential customers. Addressing this market initially will help the Company avoid the costs of assembling a large sales organization and developing a broad range of application software. With a sales cycle for its intended products of two years or longer, the Company will add sales, service, training and support personnel as anticipated needs indicate.

     If and when third-party application software becomes available on the MTA system, the Company intends to increase its marketing efforts to the high performance commercial computer market, where it believes major growth opportunities may exist. This market is far more risk-averse, and the Company does not expect significant sales in this market until the MTA system is well established. At such time, the Company will need to increase its marketing and selling efforts considerably and may enter into relationships with major hardware and software suppliers.

     Scientific and Engineering Applications. The Company expects that its prospective customers running scientific and engineering applications will purchase MTA systems largely for numerically intensive computations and will increasingly make use of the MTA system's input/output capabilities to handle the large amounts of data associated with such computations. The Company's prospective customers include government agencies and research laboratories that are expected to use the MTA system for a variety of applications, including basic research in the fields of biology, chemistry, environmental science, materials science and physics.

     Prospective customers within the United States government include such organizations as the National Science Foundation, the Department of Defense, the National Security Agency, the Department of Energy, the National Aeronautics and Space Administration and the National Institutes of Health. These prospective customers have a number of computationally intensive applications, including the following:


           - National security              - Human genome sequencing
           - Severe storm modeling          - Military battlefield simulation
           - Earth observation              - Groundwater pollutant transport
           - Climate modeling               - Computational biology
           - Computational fluid dynamics   - Computational chemistry

     The Company intends to market its MTA systems to a wide range of prospective industrial customers with major computationally-intensive, technical computing requirements, including the following:


           - Nuclear reactor design         - Multidisciplinary optimization
           - Drug and chemical design       - Petroleum reservoir modeling
           - Automobile crash simulation    - Electromagnetic simulation
           - Combustion simulation

     Emerging Commercial Applications. The Company expects that prospective commercial customers may purchase MTA systems either to implement strategic new applications or to improve their processing capabilities for database related operations and other traditional commercial applications. These applications include:

     - Database Mining -- access and examination of databases to identify significant data patterns relevant to consumer preferences, insurance claims and fraud.

     - Information-on-Demand -- the management, storage and distribution of multimedia data for instantaneous access by thousands of interactive, simultaneous users.

     - On-Line Transaction Processing -- enabling transactions such as banking, home shopping, travel reservations and related services to take place directly over a computer network.

     - Interactive Simulation and Visualization -- allowing users the ability to design and develop products such as automobiles, aircraft and buildings.

RESEARCH AND DEVELOPMENT

     The Company's primary implementation task has been the design of the hardware components and software required for its MTA system. The Company's research and development expenses for the years ending December 31, 1995, and 1996 were approximately $6,679,000 and $10,504,000, respectively. The Company believes that its future performance will depend in large part on its ability to design, develop, contract for the manufacture of, and market its MTA system. Additionally, the Company must develop ongoing enhancements to its MTA system and develop new product generations. Consequently, the Company will be required to continue to devote a substantial portion of its resources to research and development.

MANUFACTURING

     While the Company has designed all of the MTA system hardware components, it intends to subcontract the manufacture of such components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole source basis to third-party suppliers. The Company has contracted with Unisys Corporation to provide semiconductor test and packaging services through 1997. The Company expects to perform final system integration and test and design and maintain its MTA system software internally.

     Hardware. The Company's general strategy is to capitalize on state-of-the-art commercial technology available from third-party suppliers. The Company contracts with Vitesse and TriQuint for the supply of GaAs wafers, and purchases other components on an as-needed basis through purchase orders. In general, the Company has designed hardware components using such suppliers' tools and procedures. The Company has designed at-speed testers to be used for diagnosis and repair both in manufacturing and in the field. Component failures will be analyzed in cooperation with the supplier of the component to determine the cause and to take corrective action. See "Risk Factors -- Manufacturing Risks; Reliance on Third Party Sole Source Suppliers."

     Quality Assurance. The Company has designed the MTA system to use the test and simulation programs developed during product design for both manufacturing testing and field maintenance. A large amount of built-in test support has been incorporated in the design of the MTA system to minimize both the time and effort required to integrate a complete system and the time needed to diagnose and repair it on-site. Quality assurance will be performed at the component, board, modular subsystem and complete system level. The Company has designed the MTA system to incorporate a high degree of manufacturability and serviceability, including completely scannable logic and lithographic interconnection techniques.

     Software. Most of the MTA system software is being designed and all of it will be maintained by the Company. Although the operating system is based on UNIX, the kernel and the file system are being implemented by the Company to allow much greater parallelism. UNIX utilities are being ported to the MTA system. The Company has licensed certain mathematical library routines from IBM.

COMPETITION

     The high performance computer market is intensely competitive. The barriers to entry and the cost of remaining competitive are high. The Company's competitors can be divided into two general categories: established companies that are well-known in the high performance computer market and new entrants capitalizing on developments in massively parallel processing and increased computer performance through clusters or networks of workstations.

     The high performance computer market is currently dominated by Cray Research (now owned by Silicon Graphics, Inc.). Cray Research's large installed base, user loyalty, and application software, coupled with Silicon Graphic's financial resources, will continue to make it a formidable force in the marketplace. Tera intends to compete with Cray Research by offering MTA systems with superior performance and software compatibility. See " -- Technology -- Software Portability." Other participants in the market include IBM and foreign companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. To date, the Japanese suppliers, as a group, have been largely unsuccessful in the U.S. high performance computer market. To the extent that all of these companies continue to use vector multiprocessing systems, they remain subject to inherent limitations of vector multiprocessing system performance and on system scalability. See " -- High Performance Computer Industry." Each of these competitors, however, has broader product lines and substantially greater engineering, manufacturing, marketing and financial resources than the Company.

     A number of companies, including IBM, Intel (in March 1996, Intel indicated it would cease directly marketing high performance computer systems), Silicon Graphics, Inc., Cray Research (acquired by Silicon Graphics in 1996), Fujitsu, Ltd., and Convex Computer Corporation (acquired by Hewlett-Packard in 1995), have developed or plan to develop massively parallel systems for the high performance market. Massively parallel systems have been limited in applicability and difficult to program, although a breakthrough in architecture or software technology could change this situation. See " -- High Performance Computer Industry" and "Risk Factors -- Competition."

INTELLECTUAL PROPERTY

     The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that its contractual and other security arrangements will be successful. Such arrangements are common in the high performance computer industry, and the Company anticipates entering into similar arrangements in the future. There can be no assurance that such arrangements will not be terminated or that the Company will be able to enter into similar arrangements on favorable terms if required in the future. Although the Company has not been a party to any material intellectual property litigation, third parties may assert proprietary rights claims covering certain of the Company's products and technologies. See "Risk Factors -- Proprietary Rights."

     Due to the abundance of prior art in the computer sciences, Tera does not expect to acquire broad-based patent protection of its MTA system architecture, although in due course the Company will attempt to obtain patent protection for significant aspects of its MTA system architecture. The Company currently has a patent application pending, although there can be no assurance that a patent will be issued or, if issued, will provide any meaningful protection.

EMPLOYEES

     As of December 31, 1996, the Company employed 61 employees on a full-time basis, of whom 50 were in engineering, four were in sales and marketing, and seven were in administration. The Company also employs three individuals on a part-time basis. The Company has no collective bargaining agreement with its employees. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

RISK FACTORS

     The following factors should be considered in evaluating the Company's business, operations and prospects:

DEVELOPMENT STAGE ENTERPRISE; HISTORY OF LOSSES. The Company is a development stage enterprise that had an accumulated loss of approximately $27 million as of December 31, 1996. The Company has experienced net losses in each year of operations and expects to incur substantial further losses while it tests and evaluates its MTA system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings and does not expect to recognize revenue from the sale of its initial MTA system sooner than the first half of 1997, if ever. Whether the Company will achieve revenue or earnings will depend upon a number of factors, including its ability to design, develop, manufacture and market the MTA system and to achieve broad market acceptance thereof. In addition, profitability will depend on, among other things, the level of revenue in any given period, the terms and conditions of sale or lease for an MTA system, the system model or models sold, and the Company's expense levels and manufacturing costs. There can be no assurance that the Company will be successful in completing the development of, and delivering and receiving payments for, production MTA systems, or that it will be able to generate sales or achieve a profitable level of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Markets and Applications."

DEVELOPMENT STATUS OF THE MTA SYSTEM. The development of a new very high performance computer system is a lengthy and technically challenging process and requires a significant investment of capital and other resources. Several companies in this market have experienced extreme financial difficulty in the past several years, including Thinking Machines Corporation, Cray Computer Corporation, Kendall Square Research Corporation and Supercomputer Systems, Inc. Since its inception through December 31, 1996, the Company has expended approximately $38.6 million to design and develop the MTA system. The hardware development effort has included design of integrated circuits, packaging and cooling systems and at-speed testing equipment. The software development effort has included design of compilers, an operating system and input-output software technology. Until November 1996, when the Company announced that its initial prototype was undergoing testing and had run its first programs, the MTA system has been subject only to computer simulation. The prototype system has undergone only initial testing and evaluation and, even if the initial testing and evaluation of the prototype system is successful, the Company has not attempted to integrate multiple modules into a commercially configured system and only recently commenced work on its initial production model.

     Assuming that the MTA system prototype can be successfully developed, modifications to the hardware components, software and the integrated system still may be required. Development of system software is a difficult process, and there can be no assurance that the Company will be able to meet all of the technical challenges required to integrate and complete an MTA system that satisfies both internal and commercially acceptable performance specifications. Significant delays in completing the various hardware components or software, or in integrating the full system, would materially and adversely affect the Company's business and results of operations. Even if the Company is successful in completing development of its prototype, there can be no assurance that the Company's products will be commercially successful. See "Business -- Markets and Applications" and "Business -- Competition."

MANUFACTURING RISKS; RELIANCE ON AND CAPACITY OF THIRD PARTY SOLE SOURCE SUPPLIERS. The Company intends to subcontract the manufacture of substantially all of its hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole source basis to third party suppliers, and there can be no assurance that such suppliers will be able to manufacture the components to the Company's design specifications. Manufacturing difficulties and limited yields, particularly of gallium arsenide ("GaAs") integrated circuits and advanced printed circuit boards and flex circuits, could materially and adversely affect the Company's ability to complete and deliver production models of the MTA system. The manufacture of integrated circuits, and in particular the manufacture of GaAs integrated circuits, is a difficult and complex process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on wafers or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. The Company's suppliers may experience problems in achieving acceptable manufacturing yields for these or other reasons, resulting in substantial delays in the delivery of necessary hardware components to the Company and unacceptably high prices for those components, with a resulting loss of profitability or loss of competitiveness for the Company's products. The Company has experienced such yield problems already and these failures forced the Company to redesign certain components for manufacture by alternative suppliers which caused delays in the fabrication of the Company's prototype and increased demands upon the Company's financial resources. There can be no assurance that the Company's efforts to obtain components in a timely manner that meet its design specifications will be successful.

     Moreover, the production capacity of the Company's integrated circuit suppliers is very limited and the availability of integrated circuits and other components will be a limiting factor on the number and size of the MTA systems that may be sold in 1997, assuming the receipt of additional purchase orders. Absent improved yields, increased production capacity or a reallocation of such suppliers' output to meet Tera's needs, the Company may be unable to obtain a sufficient quantity of integrated circuits or other components to meet future production and delivery schedules. In addition, some of the Company's key suppliers are small companies with limited financial and other resources, and may be more likely to experience financial difficulties than larger, well established companies. Any or all of the Company's suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of the Company's components or systems. In the event of a reduction or interruption of supply of the Company's components, it could take the Company a considerable period of time to identify and qualify alternative suppliers to redesign its products as necessary and recommence manufacture. The Company's inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in the Company finding itself without a source of supply for its components; this could materially impair the Company's ability to deliver its products, which would materially and adversely affect the Company's business and results of operations.

     The Company's current contract with Unisys Corporation provides for integrated circuit test and packaging services until December 1997. Although the agreement could be extended, Unisys has informed the Company that it intends to exit the semiconductor packaging business. After the Unisys contract expires, the Company either will contract with another vendor for such packaging services or perform such work internally. The inability of the Company to subcontract for these services after its agreement with Unisys expires, or the Company's inability to perform such services internally, would materially and adversely affect the Company's business and results of operations.

FUTURE CAPITAL NEEDS. During 1997, the Company's working capital needs will depend primarily upon its personnel costs, the cost of components purchased to complete the testing of its initial MTA system prototype and manufacturing startup costs, and inventory and receivable financing associated with production MTA systems. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Staff operating costs will be required to fund ongoing research, development and engineering efforts, development of a customer service organization and increases in its sales and marketing efforts. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts. To meet its needs in 1997, the Company expects to receive revenues from sales of MTA systems, from the possible exercise of its presently outstanding warrants, which are redeemable by the Company in certain situations, and from the sale of additional equity or debt or other financing transactions, which may be dilutive to present shareholders. Management believes that the Company will be able to secure the requisite funding, but there can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms. In December 1996, two significant shareholders of the Company exercised warrants with an aggregate exercise price of $2.15 million and, in March 1997, the Company concluded private financings for a total of $4.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

MARKETING RISKS; GOVERNMENT FUNDING AND REGULATION. The Company's first sales targets will be U.S. and foreign government agencies and research laboratories, which constitute more than one-half of the market for very high performance computer systems. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. A change of policy by the U.S. government or foreign governments that results in a reduction of, or delays in, funding of certain high technology programs employing high performance computing could have a major impact on the market for very high performance computer systems, and would materially and adversely affect the Company's business, results of operations and need for capital.

     Most of the Company's potential customers already own or lease very high performance computer systems. Some of the Company's competitors may offer trade-in allowances or discounts to potential customers, and the Company may not be able to match such sales incentives. The Company may be required to provide discounts in order to make sales or be required to finance the leasing of its products, which would result in a deferral of the Company's receipt of cash for such systems. These developments could materially and adversely affect the Company's business and results of operations.

     The U.S. government regulates the export of high performance computing systems such as the anticipated MTA system. There can be no assurance that the U.S. government will grant any necessary export licenses for the sale of MTA systems to foreign buyers. The Company's prospects for growth will depend in part on its ability to obtain export licenses for foreign sales, the delay or denial of which could materially and adversely affect the Company's business and results of operations.

     In order to expand its market beyond the very high performance scientific market, and particularly beyond government agencies and research laboratories, to engineering and other commercial markets, the Company must be able to attract independent software vendors to port their software application programs so that they will run on the MTA system. There can be no assurance that the Company will be able to induce independent software vendors to port their applications, and the failure to do so could materially and adversely affect the Company's business and results of operations.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. If the Company is successful in developing and marketing the MTA system, the Company believes it could undergo a period of rapid growth which could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows, it will have to implement new financial, budgeting, management information and internal control systems. The success of the Company will depend on the ability of management to implement effectively these changes and to manage the Company's operations over the long term. Several senior management personnel have not yet been identified, including a chief financial officer. The Company's success also will depend in large part upon its ability to attract and retain highly skilled technical personnel to provide technological depth and support, to complete and enhance its first products and to develop new products. In addition, marketing and sales personnel will be needed. Competition for highly skilled management, technical, marketing and sales personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel, and its failure to do so would materially and adversely affect the Company's business and results of operations.

     The Company is dependent on Burton J. Smith, the Company's Chairman of the Board and Chief Scientist, and James E. Rottsolk, the Company's Chief Executive Officer, and the loss of services of either could have a material impact on the ability of the Company to achieve its business objectives. The Company has key man life insurance policies on the lives of Messrs. Smith and Rottsolk in the amount of $2 million and $1 million, respectively. The Company has no employment contracts with either Mr. Smith or Mr. Rottsolk or with any other employee.

QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY. In the event that the Company is able to attain broad market acceptance of the MTA system, one or a few system sales may account for a substantial percentage of the Company's quarterly and annual revenue because of the anticipated high average sales price of the MTA system models and the timing of purchase orders and product acceptances. Because a number of the Company's prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside the control of the Company, such as changes in levels of customer capital spending, the introduction or announcement of competitive products, the availability of components, currency fluctuations and international conflicts or economic crises. Because of these factors, revenue, expenses, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's products is characterized by rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards. The Company's success will depend upon its ability to complete development of the MTA system and to introduce new products and features in a timely manner to meet evolving customer requirements. There can be no assurance that the Company will be successful in these efforts. The Company's business and results of operations will be materially and adversely affected if the Company incurs delays in developing its products or if such products do not gain broad market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. See "Business -- High Performance Computer Industry" and "Business -- Competition."

COMPETITION. The Company's competitors can be divided into two general categories: established companies that are well-known in the high performance computer market and new entrants capitalizing on developments in parallel processing and increased computer performance through networking.

     The high performance computer market is highly competitive and has been dominated by Cray Research. Other participants in the market include IBM Corporation ("IBM"), Intel Corporation ("Intel"), and foreign companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than the Company.

     A number of companies, including IBM, Intel, Silicon Graphics, Inc., Fujitsu Ltd. and Convex Computer Corporation, have developed or plan to develop massively parallel systems for the high performance computer market. Although to date this kind of system architecture has been limited in applicability and difficult to program, a breakthrough in architecture or software technology could change this situation. There can be no assurance that such a breakthrough will not occur, and such an advance would materially and adversely affect the Company's business and results of operations.

    There can be no assurance that the performance of the MTA system will be competitive with the computer systems offered by the Company's competitors or that the Company will be able to compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by the Company's competitors of new high performance computer systems and price adjustments may materially and adversely affect the Company's business and results of operations. The market has experienced a recent consolidation as Convex Computer Corporation was absorbed by Hewlett-Packard in 1995, Cray Research was acquired by Silicon Graphics, Inc. in 1996 and Intel has stated that it would no longer directly market high performance computer systems. See "Business -- Competition" and "Business -- Technology."

PROPRIETARY RIGHTS. The Company relies on a combination of copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce its proprietary rights. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

     Although the Company is not a party to any present litigation regarding proprietary rights, there can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations. See "Business -- Intellectual Property."

     The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful.

SHARES ELIGIBLE FOR FUTURE SALE. Sale of substantial amounts of the Company's Common Stock or Common Stock Purchase Warrants ("Warrants") in the public market or the prospect of such sales could materially and adversely affect the market price of the Common Stock and Warrants. As of December 31, 1996, the Company had outstanding 6,496,815 shares of Common Stock and Warrants to purchase 2,368,771 shares of Common Stock. In addition, at December 31, 1996, the Company had granted options under its option plans to purchase an aggregate of 1,816,603 shares of Common Stock and had granted an investment banking firm the right to purchase an aggregate of 406,000 shares of Common Stock and 203,000 Warrants. All of the shares purchased under the stock option plans are available for sale in the public market, subject in some cases to volume and other limitations.

     Sales in the public market of substantial amounts of Common Stock or the perception that such sales could occur could depress prevailing market prices for the Common Stock and Warrants. The existence of the Warrants, the warrants issued to the investment banking firm and any other options or warrants may prove to be a hindrance to future equity financing by the Company. Further, the holders of such warrants and options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock and Warrants could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the very high performance computer industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

REDEMPTION OF WARRANTS. The Warrants are subject to redemption at $0.05 per Warrant on 30 days' prior written notice to the Warrantholders (i) if the closing bid price of the Common Stock as reported on Nasdaq averages in excess of 150% of the then current purchase price for one share of Common Stock underlying the Warrants, currently $5.85, over a period of 20 consecutive trading days ending within 15 days of the notice of redemption, or (ii) with the prior written consent of H.J. Meyers & Co., Inc. at the current or a lower exercise price per share of Common Stock. In the event the Company elects to redeem the Warrants, such Warrants would be exercisable until the close of business on the date fixed for redemption in such notice. If any Warrant called for redemption is not exercised by such date, it will cease to be exercisable and the holder will be entitled only to the redemption price. If the Company chooses to exercise such right to redeem at a time which requires the consent of H.J. Meyers & Co., Inc., H.J. Meyers & Co., Inc. may use its sole discretion in determining whether to grant or withhold such consent. H.J. Meyers & Co., Inc. is under no obligation to grant or withhold such consent under any circumstances, regardless of the potential effect of such decision on the Company, its shareholders or the holders of the Warrants. There can be no assurance that if the Company chooses to exercise its right to redeem the Warrants at a time that is not advantageous to the holders of the Warrants, H.J. Meyers & Co., Inc. will withhold its consent to such redemption, or that if the Company chooses to exercise its right to redeem the Warrants at a time that is advantageous to the Company and the shareholders, H.J. Meyers & Co., Inc. will grant such consent.

POSSIBLE ILLIQUIDITY OF TRADING MARKET; REDUCTION IN PUBLIC FLOAT. The Common Stock and the Warrants are quoted on the Nasdaq SmallCap Market (the "Market"). The Market may be significantly less liquid than the Nasdaq National Market. The number of shares of Common Stock and Warrants available for resale in the trading market is limited because of trading restrictions on shares of Common Stock and Warrants owned by affiliates. In addition, the Nasdaq has proposed more stringent listing and maintenance requirements and, if the Company should continue to experience losses from operations, or for any other reason have insufficient net tangible assets, it may be unable to maintain the standards for continued quotation on the Market, and the Common Stock and the Warrants could be subject to removal therefrom. If such removal were to occur, trading, if any, in the Common Stock and the Warrants henceforth would be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements for the Market, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Company's securities. In addition, such removal would subject the Company's securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Market could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock falls to below $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Market, such rules may further limit the market liquidity of the Common Stock and Warrants and the ability of investors to sell securities in the secondary market.

NO ANTICIPATED DIVIDENDS. The Company has not previously paid any dividends on its Common Stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business.

EFFECT OF ANTITAKEOVER PROVISIONS. Certain provisions of the Company's Restated Articles of Incorporation and Restated Bylaws and the laws of the State of Washington could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. The Company is authorized to issue Preferred Stock, without shareholder approval, with rights senior to those of the Common Stock and to impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS. As permitted by the Washington Business Corporation Act, the Company has included in its Restated Articles of Incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, the Bylaws of the Company provide that the Company is required to indemnify its directors under certain circumstances, including those in which indemnification would otherwise be discretionary, and the Company is required to advance expenses to its officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

ITEM 2.  PROPERTIES

     The Company entered into a five year lease in April 1994 and occupies 42,000 square feet of a commercial building in Seattle with a monthly rental, including expenses and parking, of approximately $66,000. The Company expects that this space will be adequate for its needs for the next twelve months, and believes adequate alternate space will be available, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM E.O.  EXECUTIVE OFFICERS

     The executive officers of the Company as of December 31, 1996 were as follows:

                NAME                 AGE               POSITION
                ----                 ---               --------

           Burton J. Smith            56      Chairman of the Board and
                                                 Chief Scientist
           James E. Rottsolk          52      President, Chief Executive Officer
                                                 and Chief Financial Officer
           Brian D. Koblenz           36      Vice President - Software
           Gerald E. Loe              47      Vice President - Hardware
           Katherine L. Rowe          40      Vice President - Manufacturing

     Burton J. Smith has been the Chairman of the Board and Chief Scientist since the Company's inception. He is a recognized authority on high performance computer architecture and programming languages for parallel computers, and is the principal architect of the MTA system. Prior to co-founding Tera, Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. Mr. Smith was a member of the National Science Foundation Advisory Committee on Computer Research from 1983 to 1987, a member of the National Science Foundation Blue Ribbon Panel on High Performance Computing in 1993, and a member of the Universities Space Research Association Science Council from 1987 to 1991. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received his S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

     James E. Rottsolk is a co-founder of the Company and has served as its Chief Executive Officer since its inception. Prior to co-founding Tera in 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received his A.M. and J.D. degrees from the University of Chicago.

     Brian D. Koblenz served as Tera's Group Leader, Languages and Compilers, from 1990 until May 1994, when he assumed his present position as Vice President
- Software. Prior to joining the Company, Mr. Koblenz was Principal Software Engineer at Digital Equipment Corporation ("Digital"), from 1986 to 1989. He was lead designer of Digital's high performance FORTRAN compiler and participated in the Alpha architecture and VAX vectorization efforts. He received his B.S. from the University of Vermont and his M.S. from the University of Washington.

     Gerald E. Loe joined the Company in 1992 as Vice President - Hardware Engineering and Manufacturing. Prior to that he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received his B.S.M.E. from the Massachusetts Institute of Technology and his M.B.A. from Harvard Business School.

     Katherine L. Rowe joined the Company as Director of Manufacturing in 1994 and was named Vice President, Manufacturing in 1996. Prior to joining the Company, Ms. Rowe was an Engineering Manager at ELDEC Corporation, an aerospace electronics company, and was Manufacturing Manager and Project Manager in new product development at Physio-Control Corporation, a medical electronics company. She received her S.M. from Massachusetts Institute of Technology and her B.S.M.E. from Purdue University.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Common Stock Purchase Warrants ("Warrants") are traded on the Nasdaq SmallCap Market under the symbols TERA and TERAW, respectively. On March 21, 1997, there were 299 holders of record of the Common Stock and 141 holders of record of the Warrants. The Company has not paid cash dividends on its Common Stock or Warrants.

     The quarterly high and low sales prices since September 26, 1995, when the Company's Common Stock and Warrants began trading publicly, are as follows:

Quarter ended              Common Stock                       Warrants
-------------              ------------                       --------

                            High        Low                High       Low
                            ----        ---                ----       ---
September 30, 1995          6 1/2      5 1/4              1 1/2        3/4

December 31, 1995           5 7/8      3 7/8              1 5/8      1 1/8

March 31, 1996              6 1/8      3 3/4              1 11/16      5/8

June 30, 1996               7 1/8      4 1/8              3 3/8      1 1/4

September 30, 1996          5 7/8      3 5/8              2 1/4      1 1/8

December 31, 1996           7          3 1/4              2 7/8        15/16

On March 21, 1997, the closing sale price for the Common Stock was $4 1/8 and for the Warrants was $ 15/16 .

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in this section. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

     The Company is a development stage enterprise that had an accumulated net loss of approximately $27 million as of December 31, 1996. Approximately 40% of the Company's funding to date has been from DARPA research funding, with the remaining 60% provided through the sale of equity.

     The Company has experienced net losses in each year of operations and expects to incur substantial further losses while it tests its MTA system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings and does not expect to recognize revenue from the sale of its initial MTA system sooner than the first half of 1997, if ever. In

November 1996 the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center ("SDSC"), utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system of up to eight resource modules, for a total consideration to the Company of $4 million. Initial deliveries under this agreement are scheduled for the first half of 1997. See "Business -- Risk Factors -- Development Status of the MTA System" and "Business -- Strategy."

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1995 AND 1996

     Research and development expenses include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, and nonrecurring engineering software and hardware costs. Although research and development expenses increased from $6.7 million in 1995 to $10.5 million in 1996, reflecting increased prototype fabrication costs, research and development expense as a percentage of total operating expenses remained relatively consistent at approximately 86% over both years.

     While the Company expects to increase expenses for ongoing research and development as it hires additional software and hardware engineers, these expenses are expected to decrease as a percentage of total operating expenses and will generally include expenditures related to continuing engineering of the MTA system, research and development related to the next generation MTA system and related software development.

     Sales and marketing expenses increased 137% in 1996 compared to 1995, from $281,000 to $665,000, due to both an increase in staff and expenditures in connection with marketing and development of third party applications software.

     The Company's general and administrative expenses have increased each year consistent with expansion of the Company's infrastructure. In 1995 and 1996 these expenses were $749,000 and $1,057,000 respectively, an increase of 41% over the previous year, but a decrease from 9.7% to 8.6% of total operating expenses. The increase in amount of expenditures was due primarily to the first full year's cost of liability insurance and professional services associated with becoming a publicly owned company. General and administrative expenses are expected to increase commensurate with any growth in the Company's business or operations.

     Other income and expense decreased from $133,000 in 1995 to $37,000 in 1996 as a result of an increase in interest income and a decrease in interest expense as lease obligations were fulfilled.

     There was no provision for federal income taxes in 1995 or 1996, as the Company incurred net operating losses which were fully offset by a valuation allowance. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $24,063,000, which expire in years 2003 through 2011, if not utilized. The Company's net operating loss carryforwards and certain other tax attributes (including its research credit of approximately $1,283,000 at December 31, 1996) would be limited to an annual utilization for losses and credits for periods prior to 1996 of approximately $700,000. This limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Since its incorporation through December 31, 1996, the Company's principal sources of liquidity have been DARPA research funding which totaled $18.7 million and net proceeds from the sale of equity totaling $28 million. The Company has billed all $15.5 million allowed under its research contract with DARPA for the initial system development and has just begun to bill DARPA for research under a new research contract awarded in September 1995. Billings under the September 1995 contract are expected to be approximately $500,000 in 1997. At December 31, 1996, the Company had less than $1 million in cash and had no bank line of credit.

     The Company used cash from operations of $7,285,000 and $10,503,000 in 1995 and 1996, respectively. The Company spent $852,000 in building of initial inventory offset by reductions in advances to suppliers of $673,000, and increases in accrued payroll and related expenses and accounts payable of $420,000 and $384,000, respectively. The Company's net loss in 1996 of $12 million includes depreciation expense of $858,000.

     The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2,575,000 from the date of inception through December 31, 1996, net of proceeds on disposal of assets. Expenditures were $1,349,000 and $399,000 in 1995 and 1996, respectively.

     Including the lease financing of equipment, the Company raised $7.5 million in 1996 compared to $13 million in 1995. These financings were achieved primarily through the sale of equity in each period. At December 31, 1996, the Company had stock subscription receivables which were paid in February 1997.

     During 1997, the Company's working capital needs will depend primarily upon its level of staffing, the cost of components to complete the fabrication and testing of its initial MTA system prototype and startup costs associated with production, if any. The Company has experienced delays in the development of particular components of the MTA system which have increased the need for working capital and could experience significant additional delays in the development process which could further substantially increase the Company's need for working capital. Other than prototype costs and manufacturing startup costs, the Company's needs for working capital for 1997 will primarily be operating costs required to fund ongoing research, development and engineering efforts, development of a customer service organization, and capital expenditures for leased equipment. The Company intends to increase its sales and marketing efforts. Additionally, the Company's administrative functions will increase to support its engineering and sales efforts.

     The Company will require additional capital in 1997 and expects to raise such additional working capital through equity and/or debt financing. During March 1997, the Company completed equity fundings for total proceeds of $4.1 million. Although the Company believes these funds may be adequate to meet its working capital requirements for 1997, the Company may require further additional working capital if the development or initial production of the MTA system is substantially delayed, to finance the lease of MTA systems to customers or accounts receivable from customers, to finance increases in inventory, or for other purposes. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 1995 and December 31, 1996..................................   F 1

Statements of Operations for the two years ended December 31, 1996 and from inception......   F 2

Statements of Shareholders' Equity from inception through December 31, 1996................   F 3

Statements of Cash Flows for the two years ended December 31, 1996 and from inception......   F 7

Notes to Financial Statements..............................................................   F 8

Independent Auditors' Report...............................................................   F15


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

TERA COMPUTER COMPANY
(a development stage company)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
================================================================================

                                                                    1995           1996
                                                                    ----           ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  4,284,720   $    928,760

   Accounts receivable                                               42,065         40,045
   Inventory                                                                       851,960
   Advances to suppliers                                            982,972        310,077
   Other assets                                                      90,322        146,350
   Stock subscriptions receivable                                                1,074,997
                                                               ------------   ------------
            Total current assets                                  5,400,079      3,352,189

PROPERTY AND EQUIPMENT, net                                       1,641,351      1,182,422

LEASE DEPOSITS                                                      227,702         81,902
                                                               ------------   ------------

TOTAL                                                          $  7,269,132   $  4,616,513
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    686,115   $  1,070,242
   Accrued payroll and related expenses                           1,292,626      1,712,971
   Potential contract adjustments                                   250,000        250,000
   Current portion of obligations under capital leases              529,516        340,765
                                                               ------------   ------------

            Total current liabilities                             2,758,257      3,373,978

OBLIGATIONS UNDER CAPITAL LEASES,
  Less current portion                                              418,808        114,474

SHAREHOLDERS' EQUITY
   Common stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 3,889,455 and 6,496,815 shares    19,059,818     27,098,153
   Common stock subscribed                                                       1,074,997
   Accumulated deficit                                          (14,967,751)   (27,045,089)
                                                               ------------   ------------

                                                                  4,092,067      1,128,061
                                                               ------------   ------------

TOTAL                                                          $  7,269,132   $  4,616,513
                                                               ============   ============


See notes to financial statements.
                                                                              F1

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1996, AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
================================================================================

                                                                  INCEPTION
                                                                   THROUGH
                                                                 DECEMBER 31,
                                       1995           1996           1996
                                       ----           ----           ----

OPERATING EXPENSES:
  Research and development        $ (6,679,492)  $(10,503,747)  $(38,633,200)
  Marketing and sales                 (281,113)      (664,911)    (1,830,869)
  General and administrative          (748,569)    (1,057,168)    (4,812,467)
                                  ------------   ------------   ------------

                                    (7,709,174)   (12,225,826)   (45,276,536)

RESEARCH FUNDING                     2,196,288        185,236     18,654,845
                                  ------------   ------------   ------------
          Net operating expenses    (5,512,886)   (12,040,590)   (26,621,691)

OTHER EXPENSE                         (133,445)       (36,748)      (423,398)
                                  ------------   ------------   ------------

NET LOSS                          $ (5,646,331)  $(12,077,338)  $(27,045,089)
                                  ============   ============   ============

NET LOSS PER SHARE                $      (2.13)  $      (2.27)  $     (17.74)
                                  ============   ============   ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        2,646,243      5,320,785      1,524,445
                                  ============   ============   ============


See notes to financial statements.
                                                                              F2

TERA COMPUTER COMPANY
(a development stage company)
STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
================================================================================


                                                            Convertible preferred stock
                                     ------------------------------------------------------------------------
                                       Series A       Series B       Series C       Series D       Series E
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 7, 1987            $       --     $       --     $       --     $       --     $       --
    Common Stock (1)


BALANCE, December 31, 1987
    Series A preferred stock (2)          215,000
    Common stock (3)
    Series B preferred stock (4)                         486,240
    Net loss                                                 --
                                     ------------   ------------

BALANCE, December 31, 1988                215,000        486,240
    Common stock (5)
    Series B preferred stock (6)                          54,760
    Net loss
                                     ------------   ------------

BALANCE, December 31, 1989                215,000        541,000
    Common stock (7)
    Series B preferred stock (8)                             948
    Series C preferred stock (9)                                        460,000
    Net loss
                                     ------------   ------------   ------------

BALANCE, December 31, 1990                215,000        541,948        460,000
    Common stock (10)
    Series A preferred stock (11)          35,000
    Series C preferred stock (12)                                       430,453
    Series D preferred stock (13)                                                      260,000
    Net loss
                                     ------------   ------------   ------------   ------------

BALANCE, December 31, 1991                250,000        541,948        890,453        260,000
    Common stock (14)
    Series D preferred stock (15)                                                      521,498
    Net loss
                                     ------------   ------------   ------------   ------------

BALANCE, December 31, 1992                250,000        541,948        890,453        781,498
    Common stock (16)
    Series D preferred stock (17)                                                       30,000
    Series E preferred stock (18)                                                                     893,876
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1993                250,000        541,948        890,453        811,498        893,876
    Additional paid-in capital (19)
    Common stock (20)
    Series E preferred stock (21)                                                                   1,669,994
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1994                250,000        541,948        890,453        811,498      2,563,870
    Common stock (22)
    Series E preferred stock (23)                                                                     402,340
    Common stock (24)
    Common stock (25)
    Common stock (26)                    (250,000)      (541,948)      (890,453)      (811,498)    (2,966,210)
    Common stock (27)
    Common stock (28)
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1995
    Common stock (29)
    Common stock (30)
    Sale A preferred stock (31)         6,888,194
    Common stock (32)
    Common stock (33)
    Common stock (34)                  (6,888,194)
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1996           $       --     $       --     $       --     $       --     $       --
                                     ============   ============   ============   ============   ============


                                          Common       Accumulated
                                           stock         deficit         Total
                                       ------------   ------------   ------------

BALANCE, December 7, 1987              $       --     $       --     $       --
    Common Stock (1)                            500                           500
                                       ------------                  ------------

BALANCE, December 31, 1987                      500                           500
    Series A preferred stock (2)                                          215,000
    Common stock (3)                          8,000                         8,000
    Series B preferred stock (4)                                          486,240
    Net loss                                              (455,684)      (455,684)
                                       ------------   ------------   ------------

BALANCE, December 31, 1988                    8,500       (455,684)       254,056
    Common stock (5)                          1,750                         1,750
    Series B preferred stock (6)                                           54,760
    Net loss                                               (18,455)       (18,455)
                                       ------------   ------------   ------------

BALANCE, December 31, 1989                   10,250       (474,139)       292,111
    Common stock (7)                          1,550                         1,550
    Series B preferred stock (8)                                              948
    Series C preferred stock (9)                                          460,000
    Net loss                                            (1,459,889)    (1,459,889)
                                       ------------   ------------   ------------

BALANCE, December 31, 1990                   11,800     (1,934,028)      (705,280)
    Common stock (10)                         4,016                         4,016
    Series A preferred stock (11)                                          35,000
    Series C preferred stock (12)                                         430,453
    Series D preferred stock (13)                                         260,000
    Net loss                                              (348,201)      (348,201)
                                       ------------   ------------   ------------

BALANCE, December 31, 1991                   15,816     (2,282,229)      (324,012)
    Common stock (14)                         4,000                         4,000
    Series D preferred stock (15)                                         521,498
    Net loss                                            (2,127,603)    (2,127,603)
                                       ------------   ------------   ------------

BALANCE, December 31, 1992                   19,816     (4,409,832)    (1,926,117)
    Common stock (16)                       267,846                       267,846
    Series D preferred stock (17)                                          30,000
    Series E preferred stock (18)                                         893,876
    Net loss                                            (2,788,930)    (2,788,930)
                                       ------------   ------------   ------------

BALANCE, December 31, 1993                  287,662     (7,198,762)    (3,523,325)
    Additional paid-in capital (19)         668,337                       668,337
    Common stock (20)                        88,307                        88,307
    Series E preferred stock (21)                                       1,669,994
    Net loss                                            (2,122,658)    (2,122,658)
                                       ------------   ------------   ------------

BALANCE, December 31, 1994                1,044,306     (9,321,420)    (3,219,345)
    Common stock (22)                        13,545                        13,545
    Series E preferred stock (23)                                         402,340
    Common stock (24)                     3,629,400                     3,629,400
    Common stock (25)                     8,409,606                     8,409,606
    Common stock (26)                     5,460,109
    Common stock (27)                        11,612                        11,612
    Common stock (28)                       491,240                       491,240
    Net loss                                            (5,646,331)    (5,646,331)
                                       ------------   ------------   ------------

BALANCE, December 31, 1995               19,059,818    (14,967,751)     4,092,067
    Common stock (29)                        59,228                        59,228
    Common stock (30)                        14,604                        14,604
    Sale A preferred stock (31)                                         6,888,194
    Common stock (32)                         1,311                         1,311
    Common stock (33)                     2,149,995                     2,149,995
    Common stock (34)                     6,888,194
    Net loss                                           (12,077,338)   (12,077,338)
                                       ------------   ------------   ------------

BALANCE, December 31, 1996             $ 28,173,510   $ 27,045,089   $  1,128,061
                                       ============   ============   ============


See notes to financial statements.
                                                                              F3

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
-------------------------------------------------------------------------------
(1) Issued 319,321 shares of common stock for cash at $0.001 per share on December 9, 1987.

(2) Issued 87,162 shares of Series A preferred stock for cash at $2.46 per share on January 1, 1988.

(3) Issued 319,321 shares of common stock for cash at $0.001 per share on February 8, 1988, and 42,576 shares of common stock for cash at $0.18 per share on October 30, 1988.

(4) Issued 92,009 shares of Series B preferred stock for cash at $5.28 per share between September 1 and December 30, 1988.

(5) Options issued under the 1988 stock plan were exercised for 709, 709, and 3,548 shares of common stock at the option price of $0.35 per share on January 2, March 10, and August 7, 1989, respectively.

(6) Issued 10,362 shares of Series B preferred stock for cash at $5.28 per share between March 31 and August 15, 1989.

(7) Options issued under the 1988 stock plan were exercised for 4,399 shares of common stock at the option price of $0.35 per share on December 31, 1990.

(8) Issued 160 shares of Series B preferred stock for cash at $5.92 per share on April 30, 1990.

(9) Issued 65,283 shares of Series C preferred stock for cash at $7.05 per share between April 25 and December 21, 1990.

(10) Options issued under the 1988 stock plan were exercised in lieu of directors' fees and travel expenses for 1,464, 4,612, and 2,128 shares of common stock at the option price of $0.35, $0.35, and $0.88 per share on May 10, 1991, December 31, 1991, and December 31, 1991, respectively.

(11) Issued 7,450 shares of Series A preferred stock for cash at $4.70 per share on May 16, 1991.

(12) Issued 41,866 shares of Series C preferred stock for cash and 19,223 shares in lieu of convertible debt at $7.05 per share between April 8 and May 29, 1991, and February 25 and May 29, 1991, respectively.

(13) Issued 24,599 shares of Series D preferred stock for cash at $10.57 per share between December 3 and December 18, 1991.

(14) Options issued under the 1988 stock plan were exercised in lieu of directors' fees and travel expenses for 1,419 and 4,257 shares of common stock at the option price of $0.35 per share on December 31, 1992; and for 2,270 shares of common stock at the exercise price of $0.88 per share on December 31, 1992.




See notes to financial statements.

                                                                              F4

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
-------------------------------------------------------------------------------
(15) Issued 49,340 shares of Series D preferred stock for cash at $10.57 per share between February 13 and August 17, 1992.

(16) Options issued under the 1988 stock plan were exercised for 6,918 and 31,222 shares of common stock for cash and in lieu of compensation at the option price of $0.35 per share on January 19, 1993, and between January 29 and December 22, 1993, respectively; and for 56 and 15,327 shares of common stock for cash and in lieu of compensation at the option price of $1.76 per share on November 1, 1993, and on December 22, 1993, respectively; and for 9,440 shares of common stock in lieu of compensation at the option price of $0.88 per share between September 1 and December 22, 1993; and for 283 shares of common stock in exchange for third-party fees at the option price of $3.52 per share on December 4, 1993.

      Warrants were also exercised for 27,532 and 2,270 shares of common stock for cash at the exercise price of $7.05 and $10.57 per share between January 20 and March 30, 1993, and September 13, 1993, respectively.

(17) Issued 2,838 shares of Series D preferred stock for cash at $10.57 per share on January 14, 1993.

(18) Issued 67,658 shares of Series E preferred stock for cash at $13.21 per share between November 10 and December 28, 1993.

(19) Issued stock options of 112, 911, 887, and 13,718 under the 1993 stock plan at an option price of $0.35 per share in lieu of deferred pay, directors' fees, and bonuses for $556,921, $43,750, and $67,666, respectively, on March 15, 1994.

(20) Warrants were exercised for 6,149 shares of common stock at the exercise price of $14.09 per share between March 31 and April 4, 1994, and options issued under the 1988 stock plan were exercised for 4,652 shares of common stock at the option price of $0.35 per share between March 10 and July 19, 1994.

(21) Issued 3,358, 3,784, and 19,017 shares of Series E preferred stock for cash at $13.21 per share between March 17 and September 2, on September 7, and between June 21 and July 1, 1994, respectively; 2,483, 15,966, 58,542, and 17,740 shares of Series E preferred stock for cash at $14.09 per share between September 8 and October 31, June 30 and July 27, August 2 and December 20, and on October 31, 1994, respectively; and 7,130 shares of Series E preferred stock in lieu of conversion of debt at $14.09 per share on November 10, 1994. Issuance costs related to these transactions amounted to $111,363.

(22) Options issued under the 1988 stock plan were exercised for 4,030, 6,954, and 851 shares of common stock for cash at $0.35, $0.88, and $1.76, respectively, on January 1, 1995; options were exercised for 1,419 shares of common stock for cash at $1.76 per share on January 17, 1995; and options were exercised for 2,270 shares of common stock in lieu of deferred compensation at $0.88 per share on March 7, 1995.




See notes to financial statements.

                                                                              F5

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
-------------------------------------------------------------------------------
(23) Issued 17,385 shares of Series E preferred stock for cash at $14.09 per share between January 25 and June 19, 1995 (net of $17,150 in total issuance costs); and 4,967 and 11,353 shares of Series E preferred stock in lieu of conversion of debt at $14.09 and $9.19 per share on March 6 and April 10, 1995, respectively.

(24) Convertible notes in the amount of $3,629,400 were converted into 617,546 shares of common stock on September 29, 1995.

(25) Issued 1,700,000 shares of common stock and 850,000 securityholder warrants for cash at $6.00 per share for $8,409,606 (net of $1,790,394 in total issuance costs) on September 28, 1995. The securityholder warrants are exercisable at $7.20.

(26)  On September 29, 1995, 94,612, 102,531, 126,372, 76,777, and 229,383
      shares of Series A, B, C, D and E preferred stock were converted into common stock.

(27) Options under the 1988 and 1993 stock plan were exercised for 4,186 and 12,025 shares of common stock for cash at $1.76 and $0.35, respectively, on October 1, 1995.

(28) Issued 100,000 shares of common stock and 50,000 securityholder warrants for cash at $6.00 per share for $491,240 (net $108,760 in total issuance costs) on October 23, 1995. The securityholder warrants are exercisable at $7.20.

(29) Options issued under the 1988 stock plan were exercised for 5,677, 23,992 and 2,838 shares of common stock for cash at $0.35, $1.76 and $5.29 per share, respectively, between January 17 and December 23, 1996.

(30) Options issued under the 1988 stock plan were exercised for 6,007 and 24,126 shares of common stock at $1.02 and $0.35 per share, respectively, for shareholder notes which are due and payable in 1997 and 1999, respectively.

(31) Issued 2,360,000 shares of Series A convertible preferred stock and 1,180,000 warrants for cash at $3.40 per share for $8,024,000 (net $1,135,806 in total issuance costs) between May and July 1996.

(32) Options issued under the 1993 stock plan were exercised for 999 and 2,745 shares of common stock on May 28 and December 26, 1996, respectively, for cash at $0.35 per share.

(33) Warrants were exercised for 361,952 shares of common stock at $5.94 per share, of which 180,976 were exercised for cash and 180,976 for shareholder notes which were paid by February 1997. In connection with the exercise of these warrants, the Company issued additional warrants to purchase 90,488 shares of common stock at $6.00 per share.

(34) On December 11, 1996, 2,360,000 shares of Series A preferred stock were converted into the same number of shares of common stock.




See notes to financial statements.

                                                                              F6

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1996, AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
------------------------------------------------------------------

                                                                                           Inception through
                                                                                             December 31,
                                                             1995               1996             1996
                                                         ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                               $ (5,646,331)     $(12,077,338)     $(27,045,089)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Depreciation                                              414,953           857,580         1,923,729
    Cash provided (used) by changes in
    operating assets and liabilities:
      Accounts receivable                                     272,572             2,020           (40,045)
      Inventory                                                                (851,960)         (851,960)
      Other assets                                           (192,995)           89,772          (228,252)
      Accounts payable and other accrued liabilities         (793,869)          384,127         1,320,242
      Accrued payroll and related expenses                   (241,501)          420,345         1,712,971
      Deferred research funding                              (115,177)
      Advances to suppliers                                  (982,972)          672,895          (310,077)
                                                         ------------      ------------      ------------
  Net cash used by operating activities                    (7,285,320)      (10,502,559)      (23,518,481)
INVESTING ACTIVITIES:
  Purchase of property and equipment                       (1,348,809)         (423,151)       (2,658,679)
  Proceeds from disposal of assets                                               24,500            83,226
                                                         ------------      ------------      ------------
  Net cash used by investing activities                    (1,348,809)         (398,651)       (2,575,453)
FINANCING ACTIVITIES:
  Bank borrowings                                                                                 800,000
  Repayment of bank borrowings                                                                   (800,000)
  Shareholder receivable                                                     (1,074,997)       (1,074,997)
  Issuance of notes payable                                                                     1,004,726
  Repayment of notes payable                                 (621,230)                         (1,079,726)
  Sale of common stock                                     18,015,512         9,113,332        28,173,150
  Conversion of preferred stock                            (5,057,769)
  Capital leases, net                                         561,552          (493,085)             (459)
                                                         ------------      ------------      ------------
  Net cash provided by financing activities                12,898,065         7,545,250        27,022,694
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            4,263,936        (3,355,960)          928,760
CASH AND CASH EQUIVALENTS:
  Beginning of period                                          20,784         4,284,720
                                                         ------------      ------------      ------------
  End of period                                          $  4,284,720      $    928,760      $    928,760
                                                         ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid for interest                                 $    205,197      $    117,732      $    529,975

Notes payable of $1,249,400 were converted into 88,657 shares of common stock on September 29, 1995.

The Company issued convertible notes in the amount of $2,380,000 during July 1995 which were converted into 528,889 shares of common stock on September 29, 1995




See notes to financial statements.


                                                                              F7

TERA COMPUTER COMPANY
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1996 AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1996
------------------------------------------------------------------------------
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: Tera Computer Company (the Company) was incorporated in December 1987 for the purpose of designing, developing, and marketing high performance general purpose parallel computer systems. The Company's initial prototype hardware and software are currently being tested and fabrication of the Company's initial production system has begun.

The Company is a development stage company which has received funding for a significant portion of its research and development expenditures under federal government contracts with the Defense Advanced Research Projects Agency ("DARPA"). To date, no revenue has been generated from product sales. From inception to December 31, 1996, the Company incurred expenses for research, development, selling and administration, resulting in an accumulated deficit of approximately $27 million. A substantial amount of additional funds will be required for the Company to complete testing of its first system prototype; to fund ongoing research, development, and engineering; and to develop manufacturing and customer service organizations. Management's plans for obtaining funding include additional equity and debt financings. If adequate funding is not obtained, the Company would be required to reduce its research and development expenditures.

RESEARCH FUNDING: Research funding is recorded upon submission of vouchers for payment pursuant to government contracts. In July 1991, the Company entered into a three-year cost-sharing contract with DARPA, which expired in December 1996. The Company billed the entire $15.5 million committed under this contract by the end of 1995. In September 1995, the Company entered into a three-year, cost-sharing contract with DARPA. As of December 31, 1996, the Company has billed $192,000 under the new contract.

RESEARCH AND DEVELOPMENT: Research and development costs include costs incurred in the development and production of the Company's initial prototype system, hardware and software development expenses, and costs incurred to enhance and support existing software features. Research and development costs are expensed as incurred.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

INVENTORY: Inventory is valued at standard costs that approximate actual costs computed on a first-in, first-out basis, not in excess of market values. As of December 31, 1996, 100% of the inventory consisted of components and subassemblies.

PROPERTY AND EQUIPMENT: Property and equipment consist of office furniture, equipment, software, and computer equipment and are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the classes of assets, which generally range from three to seven years. Maintenance and repairs which do not increase the value of an asset nor extend its useful life are charged to expense as incurred.




                                                                              F8

INCOME TAXES: Effective January 1, 1993, the Company has accounted for taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Its adoption had no impact on previous periods.

STOCK SPLIT: Share and per share amounts have been restated to reflect a reverse stock split of approximately one-for-3.5231 in September 1995.

NOTE 2: SIGNIFICANT RISKS AND UNCERTAINTIES

MANUFACTURING RISKS AND RELIANCE ON THIRD-PARTY SOLE SOURCE SUPPLIERS: The Company's ability to build its computer systems is dependent upon several third-party sole source suppliers. The failure of any of these suppliers to deliver components that meet the Company's specifications would cause delays which would severely affect the Company's business. The Company has experienced such problems already and these failures have forced the Company to redesign certain components for manufacture by alternative suppliers. This has caused delays in the fabrication of the Company's initial prototype as well as increased demands upon the Company's financial resources.

MARKETING RISKS: The Company's first sales targets will be U.S. and foreign government agencies and research laboratories, which constitute more than one-half of the market for very high performance computer systems. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. A change of policy by the U.S. Government or foreign governments that results in a reduction of, or delays in, funding of certain high technology programs employing high performance computing could have a major impact on the market for very high performance computer systems, and would materially and adversely affect the Company's business and results of operations. In addition, the Company's ability to export their products could depend on U.S. Government policy related to high technology exports.

RAPID TECHNOLOGICAL CHANGE: The computer industry is characterized by rapid changes in technology and uncertainty over the impact of emerging technologies. The Company's business would be adversely affected by delays in product development, the failure to gain market acceptance, or products or technologies developed by others which could render the Company's products or technologies noncompetitive or obsolete.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                     1995               1996
                                                 -----------        -----------
Computer and electronic equipment                $   500,145        $ 1,446,066
Computer software                                    451,676            527,650
Furniture, fixtures and equipment                    234,768            279,944
                                                 -----------        -----------

                                                   1,186,589          2,253,660
Less accumulated depreciation                       (635,755)        (1,478,165)
                                                 -----------        -----------

                                                 $   550,834        $   775,495
                                                 ===========        ===========




                                                                              F9

NOTE 4: LEASES

The Company has computer equipment under capital leases in the amount of $1,090,517 and $406,927, net of accumulated amortization of $412,972 and $394,018 in 1995 and 1996, respectively. Computer equipment under capital leases is amortized over the lease term. The Company leases office space, which has been classified as an operating lease.
Minimum lease commitments are:

                                                     Capital         Operating
                                                     leases           leases
                                                     ------           ------
       1997                                        $  430,751       $   795,300
       1998                                           161,455           795,300
       1999                                            56,360           331,400
       2000                                             8,129
                                                   ----------       -----------
                                                      656,695         1,922,000
Less amounts representing interest                    (81,998)
                                                   ----------       -----------

                                                   $  574,697       $ 1,922,000
                                                   ==========       ===========

NOTE 5: COMMITMENTS

The Company is contractually committed to acquire components and manufacturing services totaling $3,450,000, of which $310,000 had been advanced to suppliers as of December 31, 1996.

NOTE 6: FEDERAL INCOME TAXES

Due to the Company's loss position, there was no provision for income taxes for the period from December 7, 1987 (inception) through December 31, 1996.

As of December 31, 1995 and 1996, the Company had federal net operating loss carryforwards of approximately $11,930,000 and $24,063,000, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $1,106,000, and $1,283,000, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2011 if not utilized.

The September 1995 public offering resulted in a change in stock ownership of the Company as defined by Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carryforwards incurred prior to the public offering are limited to an annual utilization of approximately $700,000. The research and experimentation credit is similarly limited. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows at December 31:




                                                                             F10

                                                       1995             1996
                                                   -----------     ------------
Warranty reserve                                   $    85,000     $     85,000
Accrued compensation                                   291,000          419,000
Other                                                   31,000           32,000
Research and experimentation                         1,106,000        1,283,000
Net operating loss carryforwards                     3,919,000        8,181,000
                                                   -----------     ------------

      Total deferred tax assets                      5,432,000       10,000,000
                                                   -----------     ------------

Valuation allowance for deferred tax assets        $(5,432,000)    $(10,000,000)
                                                   ===========     ============

NOTE 7: CONVERTIBLE NOTES AND WARRANTS

During May and June 1995, the Company issued $1,249,400 of convertible notes. Upon the completion of the public offering in September 1995, these notes were converted automatically into 88,657 shares of the Company's common stock at a price of $14.09 per share.

In connection with the issuance of the convertible notes, the Company issued warrants to purchase shares of the Company's common stock for $14.09 per share. Each warrant is exercisable for the number of shares of common stock determined by dividing the original principal amount of the convertible note by $14.09 (for an aggregate of 88,657 shares). Upon the completion of the public offering, these warrants were exchanged for securityholder warrants for the same number of shares initially exercisable at $7.20 per share.

In July 1995, the Company issued $2,380,000 of convertible notes. The notes were converted automatically into 528,889 shares of the Company's common stock at a price of $4.50 per share upon completion of the public offering. In connection with the issuance of these notes, and upon completion of the public offering, the Company issued securityholder warrants to purchase one share of common stock initially exercisable at $7.20 per share, for every three shares received upon the conversion of the notes.

NOTE 8: COMMON AND PREFERRED STOCK

On July 31, 1995, the Board of Directors adopted, and on August 31, 1995, the shareholders approved an amendment of the Company's Articles of Incorporation to effect the following: (i) a reverse split of the Company's common stock and preferred stock of approximately one-for-3.5231; (ii) set the authorized shares of undesignated preferred stock at 5,000,000 shares; (iii) set the authorized shares of common stock at 25,000,000; (iv) amend the automatic conversion provisions of the Company's preferred stock in the event of a public offering;
(v) waive certain anti-dilution protections of the preferred stock previously issued; (vi) authorize the issuance of securityholder warrants to holders of the Company's Series E preferred stock on the basis of a warrant to purchase one share for each three shares received upon conversion of the Series E preferred stock to common stock; and (vii) authorize the exchange of securityholder warrants for all other warrants outstanding. Upon completion of the public offering in September 1995, all outstanding shares of preferred stock were converted into common stock. There were no outstanding shares of preferred stock at December 31, 1995. During 1996 the Company issued 2,360,000 shares of Series A convertible preferred stock. In December, upon registration of the common shares into which the Series A preferred stock was convertible, all outstanding shares of preferred stock were converted into common stock so that no preferred shares were outstanding at December 31, 1996.




                                                                             F11

    SECURITYHOLDER WARRANTS: At December 31, 1996, the Company had outstanding 2,368,771 securityholder warrants to purchase an aggregate 2,868,212 shares of common stock. Each warrant entitles the holder to purchase approximately
    1.21 shares of common stock at a price of $7.20 per warrant until March 24, 1998 and approximately 1.41 shares of common stock at a price of $8.40 per warrant until September 24, 2000.

    The exercise price and number of shares purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including the sale by the Company of shares of its common stock or other securities convertible into common stock at a price below the then applicable exercise price of the warrants. The warrants are subject to redemption at $0.05 per warrant on 30 days' prior written notice to the warrantholders (i) if the closing bid price of the common stock as reported on Nasdaq averages in excess of 150% of the then current purchase price for one share of common stock underlying the warrants over a period of 20 consecutive trading days ending within 15 days of the notice of redemption, or (ii) with the prior written consent of H.J. Meyers & Co., Inc. The warrants do not confer holders any voting, dividend, or other rights as shareholders of the Company.

    REPRESENTATIVE WARRANTS: At December 31, 1996, the Company had outstanding 85,000 representative warrants to purchase an aggregate 85,000 units and a sales agent warrant to purchase 118,000 units, each unit consisting of two shares of common stock and one securityholder warrant. The representative warrants are exercisable until September 25, 2000, at a price of $17.52 per unit and the sales agent warrant is exercisable until July 10, 2001 at a price of $6.80 per unit.

    STOCK OPTIONS: The Company's 1988 Employee Stock Option Plan ("1988 Plan") provides for issuance to eligible employees and advisors of incentive stock options and nonstatutory stock options to purchase common stock at or below fair market value at the date of grant. Outstanding options expire ten years from the date of grant and are generally exercisable in full upon grant, but are subject to repurchase rights based on a four-year vesting schedule and rights of first refusal. The 1988 Plan was terminated by the Board of Directors in 1995.

    In 1993, the Company established the 1993 Employee Stock Option Plan ("1993 Plan"). The 1993 Plan makes available options for 283,840 shares to be issued to eligible employees and advisors. Outstanding options expire five years from the date of grant, with vesting provisions to be specified upon grant. The 1993 Plan was terminated by the Board of Directors in 1995.

    In 1995, the Company established the 1995 Employee Stock Option Plan ("1995 Plan"). The 1995 Plan makes available options for 400,000 shares to be issued to eligible employees, officers, or agents of the Company. Outstanding options expire ten years from the date of grant, with vesting provisions to be specified upon grant. As of December 31, 1996, 1,111,133 had been granted under the 1995 Plan, of which options for 711,133 shares were subject to approval by shareholders of an amendment to the 1995 Plan increasing the number of shares available.

    In 1995, the Company established the 1995 Independent Directors Stock Option Plan ("1995 Directors Plan"). The 1995 Directors Plan makes available 100,000 shares to be issued to independent directors only. Outstanding options expire ten years from the date of grant. Options vest cumulatively, with 1,500 shares becoming exercisable for each year that the optionee remains a director. As of December 31, 1995, 100,000 shares remained available for grant under the 1995 Directors Plan. As of December 31, 1996, 88,000 shares remained available for grant under the 1995 Directors Plan.




                                                                             F12

The following table summarizes plan activity under the Company's Stock Option Plans for the two years ended December 31, 1996:

                                                          Number of Shares

------------------------------------------------------------------------------------------------------------------------------------
                                      Wgdt.                          Wgdt.                         Wgdt.                     Wgdt.
                                      avg.                           avg.                          avg.         1995         avg.
                          1988        exer.            1993          exer.           1995          exer.      Directors      exer.
       Options            Plan        price            Plan          price           Plan          price        Plan         price
       -------            ----        -----            ----          -----           ----          -----        ----         -----
Outstanding at
     December 31, 1994   625,884    $    1.96        133,746       $    0.35                     $                         $

      Granted in 1995     56,386         5.28                                       255,450           5.00
      Exercised          (19,710)        1.97        (12,020)           0.33
      Canceled           (42,884)        2.65                                        (1,000)          5.00
                         -------    ---------        -------       ---------      ---------      ---------     ------      ---------

Outstanding at
     December 31, 1995   619,676         2.24        121,726            0.35        254,450           5.00


Outstanding at
     January 1, 1996

      Granted in 1996                                                               878,650           5.21     12,000           5.50
      Exercised          (29,670)        1.49         (3,744)           0.35
      Canceled           (14,518)        4.85                                       (19,467)          4.92
                         -------    ---------        -------       ---------      ---------      ---------     ------      ---------

Outstanding at
     December 31, 1996   575,488    $    2.21        117,982       $     .35      1,111,133      $    5.16     12,000      $    5.50
                         =======    =========        =======       =========      =========      =========     ======      =========


The following table summarizes information about stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
           --------------------------------------------------------    ----------------------

                                            Weighted-
                             Outstanding     average      Weighted-    Exercisable   Weighted
             Range of           as of       remaining      average        as of      average
             exercise         December     contractual     exercise      December    exercise
              prices          31, 1996         life         price        31, 1996     price
              ------          --------         ----         -----        --------     -----
           $0.00 - $1.00        293,680        2.6          $0.45        293,680      $0.45
           $1.01 - $2.00        256,162        4.6           1.76        188,377       1.76

           $2.01 - $3.00

           $3.01 - $4.00         22,737        7.6           3.66         13,057       3.52

           $4.01 - $5.00        409,583        9.1           4.60         80,471       4.99

           $5.01 - $6.00        834,441        9.1           5.46         85,173       5.28

                              ---------        ---          -----        -------      -----

                              1,816,603        7.4          $3.91        660,758      $2.06

In 1996, the Company established an Employee Stock Purchase Plan ("1996 ESPP"). The maximum number of shares of the Company's common stock that employees may acquire under this 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the Plan will be the lower of (a) 85% of the fair market value of the Company's Common Stock at the beginning of each six month offering period or (b) the fair market value of the Common Stock at the end of each six month offering period.




                                                                             F13

The estimated fair value of options granted during 1996 was $5.22 per share. The Company applies Accounting Principles Board Opinion No. 25 and Related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below:

Net income to common shareholders

                               1995             1996
                               ----             ----
    As reported            $(5,646,243)     $(12,077,338)
    Pro forma              $(5,901,930)     $(12,893,740)

Net income per common and common equivalent share

                              1995             1996            Inception to Date
                              ----             ----            -----------------
    As reported              $(2.13)          $(2.27)              $(17.74)
    Pro forma                $(2.23)          $(2.42)              $(18.28)

The fair value of options granted under the Company's fixed stock option plans during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 102%, and risk-free interest rate of 6.5%. Pro forma compensation cost of options granted under the 1996 ESPP is measured based on the discount from market value.

NOTE 9:  STOCK SUBSCRIPTION RECEIVABLE

     In December 1996, two shareholders exercised warrants for 361,952 shares of common stock at $5.94 per share, of which 180,976 shares were exercised for cash in the amount of $1,075,000 and 180,976 shares in the amount of $1,075,000 for shareholder receivables, which were subsequently paid on February 7, 1997. In connection with the exercise of these warrants, the Company issued additional warrants to purchase 90,488 shares of common stock at $6.00 per share.




                                                                             F14

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


Stockholders of Tera Computer Company
Seattle, Washington

We have audited the accompanying balance sheets of Tera Computer Company (a development stage company) (the Company) as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1996, and the period from December 7, 1987 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended and the period from inception to December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


February 7, 1997

                                    PART III

    Certain information required by Part III is omitted from the Report as the Company will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 1997 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Information with respect to Directors may be found under the caption "Election of Directors" in the Company's Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on page 18 hereof, under the caption "Executive Officers of the Registrant." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

    The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Board of Directors and Committee Meetings" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

    The information in the Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Holders and Management" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit listing

         3.1      Restated Articles of Incorporation (1)

         3.2      Restated Bylaws (1)

         4.1      Warrant Agreement (1)

        10.1      1988 Stock Option Plan (2)

        10.2      1993 Stock Option Plan (2)

        10.3      1995 Stock Option Plan (2)

        10.4      1995 Independent Director Stock Option Plan (2)

        10.5 Agreement between the Defense Advanced Research Projects Agency and the Registrant, Contract No.MDA972-91-C-0021, dated July 1, 1991 (2)

        10.6 Agreement between the Defense Advanced Research Projects Agency and the Registrant, Contract No. MDA972-95-C-0003, dated February 23, 1995 (3)

        10.7 Cooperative Research and Development Agreement No. SC94/01282 between Sandia Corporation and the Registrant, dated July 26, 1994 (2)

        10.8 Cooperative Research and Development Agreement No. TC-695-93 between Regents of the University of California and the Registrant, dated July 15, 1994 (2)

        10.9 Agreement between Cadence Design Systems, Inc. and the Registrant entitled "Statement of Work for Gate Array and Standard Cell Place and Route," dated May 30, 1995 (3)

        10.11 Office Lease Agreement between Blume Eastlake Limited Partnership and the Registrant, dated January 24, 1994 (2)

        10.12 Agreement between the Advanced Research Projects Agency and the Registrant, Contract No. DABT63-95-C-0096, dated September 27, 1995 (5)

        10.13 Agreement between Unisys Corporation and the Registrant, dated December 5, 1995 (5)

        10.14 Agreement between Unisys Corporation and the Registrant, dated August 16, 1996 (4)

        10.15 Cooperative Agreement between The Regents of the University of California, University of California, San Diego, Office of Advanced Scientific Computing and the Registrant, dated November 11, 1996 (6)

        11.1      Computation of Earnings Per Share

        23.1      Independent Auditors' Consent

----------

(1) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on September 22, 1995.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995, and to the Order granting the Company's application respecting Confidential Treatment.

(4) Incorporated by reference to Post-Effective Amendment No. 3 on Form S-3 to Form SB-2 Registration Statement, Registration Statement No. 33-95460-LA, as filed with the Commission on December 6, 1996, and to the Order granting the Company's application respecting Confidential Treatment.

(5) Incorporated by reference to Form 10K-SB as filed with the Commission for fiscal year ended December 31, 1995, and to the Order granting the Company's application respecting Confidential Treatment.

(6) Incorporated by reference to Form 10-QSB as filed with the Commission for the quarterly period ended September 30, 1996, and to the Order granting the Company's application respecting Confidential Treatment.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on March 21, 1997.

                                        TERA COMPUTER COMPANY



                                        By JAMES E. ROTTSOLK
                                           ---------------------------
                                           James E. Rottsolk,
                                           Chief Executive Officer
                                           and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 21, 1997.

       Signature                            Title
       ---------                            -----
By JAMES E. ROTTSOLK                        President, Chief Executive Officer,
   --------------------
   James E. Rottsolk                        Chief Financial Officer and Director



By BURTON J. SMITH                          Chairman of the Board of Directors
   --------------------
   Burton J. Smith                          and Chief Scientist



By DAVID N. CUTLER                          Director
   --------------------
   David N. Cutler



By DANIEL J. EVANS                          Director
   --------------------
   Daniel J. Evans



By KENNETH W. KENNEDY                       Director
   --------------------
   Kenneth W. Kennedy



By JOHN W. TITCOMB, JR.                     Director
   --------------------
   John W. Titcomb, Jr.

                                  EXHIBIT INDEX


         3.1      Restated Articles of Incorporation (1)

         3.2      Restated Bylaws (1)

         4.1      Warrant Agreement (1)

        10.1      1988 Stock Option Plan (1)

        10.2      1993 Stock Option Plan (1)

        10.3      1995 Stock Option Plan (1)

        10.4      1995 Independent Director Stock Option Plan (1)

        10.5 Agreement between the Defense Advanced Research Projects Agency and the Registrant, Contract No.MDA972-91-C-0021, dated July 1, 1991 (1)

        10.6 Agreement between the Defense Advanced Research Projects Agency and the Registrant, Contract No. MDA972-95-C-0003, dated February 23, 1995 (1)

        10.7 Cooperative Research and Development Agreement No. SC94/01282 between Sandia Corporation and the Registrant, dated July 26, 1994 (1)

        10.8 Cooperative Research and Development Agreement No. TC-695-93 between Regents of the University of California and the Registrant, dated July 15, 1994 (1)

        10.9 Agreement between Cadence Design Systems, Inc. and the Registrant entitled "Statement of Work for Gate Array and Standard Cell Place and Route," dated May 30, 1995 (1)

        10.11 Office Lease Agreement between Blume Eastlake Limited Partnership and the Registrant, dated January 24, 1994 (1)

        10.12 Agreement between the Advanced Research Projects Agency and the Registrant, Contract No. DABT63-95-C-0096, dated September 27, 1995 (5)

        10.13 Agreement between Unisys Corporation and the Registrant, dated December 5, 1995 (5)

        10.14 Agreement between Unisys Corporation and the Registrant, dated August 16, 1996 (4)

        10.15 Cooperative Agreement between The Regents of the University of California, University of California, San Diego, Office of Advanced Scientific Computing and the Registrant, dated November 6, 1996 (6)

        11.1      Computation of Earnings Per Share

        23.1      Independent Auditors' Consent

----------

(1) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on September 22, 1995.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995, and to the Order granting the Company's application respecting Confidential Treatment.

(4) Incorporated by reference to Post-Effective Amendment No. 3 on Form S-3 to Form SB-2 Registration Statement, Registration Statement No. 33-95460-LA, as filed with the Commission on December 6, 1996, and to the Order granting the Company's application respecting Confidential Treatment.

(5) Incorporated by reference to Form 10K-SB as filed with the Commission for fiscal year ended December 31, 1995, and to the Order granting the Company's application respecting Confidential Treatment.

(6) Incorporated by reference to Form 10-QSB as filed with the Commission for the quarterly period ended September 30, 1996, and to the Order granting the Company's application respecting Confidential Treatment.