Form 10KSB/A
period 1996-12-31
TERA COMPUTER CO \WA\
filed 1997-03-31
CIK 949158

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

     The Company used cash from operations of $7,285,000 and $10,503,000 in 1995 and 1996, respectively. During 1996 the Company spent $852,000 in acquistion of initial inventory, offset by reductions in advances to suppliers of $673,000, and increases in accrued payroll and related expenses and accounts payable of $420,000 and $384,000, respectively. The Company's net loss in 1996 of $12 million includes depreciation expense of $858,000.

     The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2,575,000 from the date of inception through December 31, 1996, net of proceeds on disposal of assets. Fixed assets expenditures were $1,349,000 and $399,000 in 1995 and 1996, respectively.

     Including the lease financing of equipment, the Company raised $7.5 million in 1996 compared to $13 million in 1995. These financings were achieved primarily through the sale of equity in each period. At December 31, 1996, the Company had stock subscription receivables which were paid in February 1997.

     During 1997, the Company's working capital needs will depend primarily upon its level of staffing, the cost of components to complete the fabrication and testing of its initial MTA system prototype and startup costs associated with production, if any. The Company has experienced delays in the development of particular components of the MTA system which have increased the need for working capital and could experience significant additional delays in the development process which could further substantially increase the Company's need for working capital. Other than prototype costs and manufacturing startup costs, the Company's needs for working capital for 1997 will primarily result from operating costs required to fund ongoing research, development and engineering efforts, development of a customer service organization, and capital expenditures for leased equipment. The Company also intends to increase its sales and marketing efforts. Additionally, the Company's administrative functions will increase to support its engineering and sales efforts.

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


                                                            Convertible preferred stock
                                     ------------------------------------------------------------------------
                                       Series A       Series B       Series C       Series D       Series E
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 7, 1987            $       --     $       --     $       --     $       --     $       --
    Common Stock (1)


BALANCE, December 31, 1987
    Series A preferred stock (2)          215,000
    Common stock (3)
    Series B preferred stock (4)                         486,240
    Net loss                                                 --
                                     ------------   ------------

BALANCE, December 31, 1988                215,000        486,240
    Common stock (5)
    Series B preferred stock (6)                          54,760
    Net loss
                                     ------------   ------------

BALANCE, December 31, 1989                215,000        541,000
    Common stock (7)
    Series B preferred stock (8)                             948
    Series C preferred stock (9)                                        460,000
    Net loss
                                     ------------   ------------   ------------

BALANCE, December 31, 1990                215,000        541,948        460,000
    Common stock (10)
    Series A preferred stock (11)          35,000
    Series C preferred stock (12)                                       430,453
    Series D preferred stock (13)                                                      260,000
    Net loss
                                     ------------   ------------   ------------   ------------

BALANCE, December 31, 1991                250,000        541,948        890,453        260,000
    Common stock (14)
    Series D preferred stock (15)                                                      521,498
    Net loss
                                     ------------   ------------   ------------   ------------

BALANCE, December 31, 1992                250,000        541,948        890,453        781,498
    Common stock (16)
    Series D preferred stock (17)                                                       30,000
    Series E preferred stock (18)                                                                     893,876
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1993                250,000        541,948        890,453        811,498        893,876
    Additional paid-in capital (19)
    Common stock (20)
    Series E preferred stock (21)                                                                   1,669,994
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1994                250,000        541,948        890,453        811,498      2,563,870
    Common stock (22)
    Series E preferred stock (23)                                                                     402,340
    Common stock (24)
    Common stock (25)
    Common stock (26)                    (250,000)      (541,948)      (890,453)      (811,498)    (2,966,210)
    Common stock (27)
    Common stock (28)
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1995
    Common stock (29)
    Common stock (30)
    Series A preferred stock (31)       6,888,194
    Common stock (32)
    Common stock (33)
    Common stock (34)                  (6,888,194)
    Net loss
                                     ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1996           $       --     $       --     $       --     $       --     $       --
                                     ============   ============   ============   ============   ============


                                          Common       Accumulated
                                           stock         deficit         Total
                                       ------------   ------------   ------------

BALANCE, December 7, 1987              $       --     $       --     $       --
    Common Stock (1)                            500                           500
                                       ------------                  ------------

BALANCE, December 31, 1987                      500                           500
    Series A preferred stock (2)                                          215,000
    Common stock (3)                          8,000                         8,000
    Series B preferred stock (4)                                          486,240
    Net loss                                              (455,684)      (455,684)
                                       ------------   ------------   ------------

BALANCE, December 31, 1988                    8,500       (455,684)       254,056
    Common stock (5)                          1,750                         1,750
    Series B preferred stock (6)                                           54,760
    Net loss                                               (18,455)       (18,455)
                                       ------------   ------------   ------------

BALANCE, December 31, 1989                   10,250       (474,139)       292,111
    Common stock (7)                          1,550                         1,550
    Series B preferred stock (8)                                              948
    Series C preferred stock (9)                                          460,000
    Net loss                                            (1,459,889)    (1,459,889)
                                       ------------   ------------   ------------

BALANCE, December 31, 1990                   11,800     (1,934,028)      (705,280)
    Common stock (10)                         4,016                         4,016
    Series A preferred stock (11)                                          35,000
    Series C preferred stock (12)                                         430,453
    Series D preferred stock (13)                                         260,000
    Net loss                                              (348,201)      (348,201)
                                       ------------   ------------   ------------

BALANCE, December 31, 1991                   15,816     (2,282,229)      (324,012)
    Common stock (14)                         4,000                         4,000
    Series D preferred stock (15)                                         521,498
    Net loss                                            (2,127,603)    (2,127,603)
                                       ------------   ------------   ------------

BALANCE, December 31, 1992                   19,816     (4,409,832)    (1,926,117)
    Common stock (16)                       267,846                       267,846
    Series D preferred stock (17)                                          30,000
    Series E preferred stock (18)                                         893,876
    Net loss                                            (2,788,930)    (2,788,930)
                                       ------------   ------------   ------------

BALANCE, December 31, 1993                  287,662     (7,198,762)    (3,523,325)
    Additional paid-in capital (19)         668,337                       668,337
    Common stock (20)                        88,307                        88,307
    Series E preferred stock (21)                                       1,669,994
    Net loss                                            (2,122,658)    (2,122,658)
                                       ------------   ------------   ------------

BALANCE, December 31, 1994                1,044,306     (9,321,420)    (3,219,345)
    Common stock (22)                        13,545                        13,545
    Series E preferred stock (23)                                         402,340
    Common stock (24)                     3,629,400                     3,629,400
    Common stock (25)                     8,409,606                     8,409,606
    Common stock (26)                     5,460,109
    Common stock (27)                        11,612                        11,612
    Common stock (28)                       491,240                       491,240
    Net loss                                            (5,646,331)    (5,646,331)
                                       ------------   ------------   ------------

BALANCE, December 31, 1995               19,059,818    (14,967,751)     4,092,067
    Common stock (29)                        59,228                        59,228
    Common stock (30)                        14,604                        14,604
    Sale A preferred stock (31)                                         6,888,194
    Common stock (32)                         1,311                         1,311
    Common stock (33)                     2,149,995                     2,149,995
    Common stock (34)                     6,888,194
    Net loss                                           (12,077,338)   (12,077,338)
                                       ------------   ------------   ------------

BALANCE, December 31, 1996             $ 28,173,510   $ 27,045,089   $  1,128,061
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

MARKETING RISKS: The Company's intial market will be U.S. and foreign government agencies and research laboratories, which constitute more than one-half of the market for very high performance computer systems. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. A change of policy or funding by the U.S. Government or foreign governments that results in a reduction of, or delays in, funding of certain high technology programs employing high performance computing could have a major impact on the market for very high performance computer systems, and would materially and adversely affect the Company's business and results of operations. In addition, the Company's ability to export their products could depend on U.S. Government policy related to high technology exports.

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
                                                 ===========        ===========




                                                                              F9

NOTE 4: LEASES

The Company has computer equipment under capital leases in the amount of $1,090,517 and $406,927, net of accumulated amortization of $412,972 and $394,018 in 1995 and 1996, respectively. Computer equipment under capital leases is depreciated over the lease term. The Company leases office space, under been classified as an operating lease.
Minimum lease commitments are:

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

    In 1995, the Company established the 1995 Employee Stock Option Plan ("1995 Plan"). The 1995 Plan makes available options for 400,000 shares to be issued to eligible employees, officers, or agents of the Company. Outstanding options expire ten years from the date of grant, with vesting provisions to be specified upon grant. As of December 31, 1996, 1,111,133 options had been granted under the 1995 Plan, of which options for 711,133 shares are subject to approval by shareholders of an amendment to the 1995 Plan increasing the number of shares available.

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




                                                                             F13

The estimated fair value of options granted during 1996 was $5.22 per share. The Company applies Accounting Principles Board Opinion (APBO)No. 25, ACCOUNTING
FOR STOCK ISSUED TO EMPOLYEES and related Interpretations in accounting for its stock option and purchase plans.
Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statements of Financial Accounting Standards(SFAS) No. 123, the Company's net loss and net loss per share for the years ended December 31,1995 and December 31, 1996 would have been reduced to the pro forma amounts indicated below:

Net loss to common shareholders

                               1995             1996        Inception to Date
                               ----             ----        -----------------
    As reported            $(5,646,243)     $(12,077,338)   $(27,045,089)
    Pro forma              $(5,901,930)     $(12,893,740)   $(28,117,178)

Net loss per common and common equivalent share

                              1995             1996            Inception to Date
                              ----             ----            -----------------
    As reported              $(2.13)          $(2.27)              $(17.74)
    Pro forma                $(2.23)          $(2.42)              $(18.28)

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

Because FSAS No. 123 does not apply to awards granted prior to 1995, the resulting compensation expense reflected in the pro forma disclosure above may not be indicative of future amounts.

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