Form 10QSB
period 1997-03-31
TERA COMPUTER CO \WA\
filed 1997-05-15
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ...... to ...... .

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      As of March 31, 1997, 6,985,488 shares of the Company's Common Stock, par value $0.01 per share, common equity only were outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I        FINANCIAL INFORMATION

      Item 1. Financial Statements:

              Balance Sheets as of December 31, 1996                          3
              and March 31, 1997


              Statement of Operations for the Three Months                    4
              Ended March 31, 1996 and March 31, 1997, and
              cumulative from date of inception to March 31, 1997

              Condensed Statement of Cash Flows for the Three                 5
              Months Ended March 31, 1996 and March 31, 1997
              and cumulative from date of inception to  March 31, 1997

              Notes to Financial Statements                                   6

      Item 2. Management's Discussion and Analysis of                         7
              Financial Condition and Results of Operations

PART II       OTHER INFORMATION

      Item 2. Changes in Securities                                          11

      Item 6. Exhibits and Reports on Form 8-K                               12

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                     DECEMBER 31,       MARCH 31,
                                                                         1996              1997
                                                                     ------------      ------------
                                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    928,760      $  3,083,597
   Accounts receivable                                                     40,045           105,544
   Inventory                                                              851,960         1,554,965
   Advances to suppliers                                                  310,077           325,263
   Other assets                                                           146,350           113,793
   Stock subscriptions receivable                                       1,074,997
                                                                     ------------      ------------
           Total current assets                                         3,352,189         5,183,162

PROPERTY AND EQUIPMENT, NET                                             1,182,422         1,171,615
LEASE DEPOSITS                                                             81,902           103,883
                                                                     ------------      ------------
           TOTAL                                                     $  4,616,513      $  6,458,660
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $  1,070,242      $  1,236,513
   Accrued payroll and related expenses                                 1,712,971         1,866,305
   Potential contract adjustments                                         250,000           250,000
   Current portion of obligations under capital leases                    340,765           378,589
                                                                     ------------      ------------
           Total current liabilities                                    3,373,978         3,731,407

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                   114,474           107,293

SHAREHOLDERS' EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
     issued and outstanding, 3,000 shares of Series B Convertible                         2,858,576
   Common stock, par $.01 - Authorized, 25,000,000 shares;
     issued and outstanding, 6,496,815 and 6,985,488 shares            27,098,153        29,247,863
   Common stock subscribed                                              1,074,997
   Accumulated deficit                                                (27,045,089)      (29,486,479)
                                                                     ------------      ------------
                                                                        1,128,061         2,619,960
           TOTAL                                                     $  4,616,513      $  6,458,660
                                                                     ============      ============


                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                      PERIOD FROM
                                                                      DECEMBER 7,
                                                                     1987 (INCEPTION)
                                       THREE MONTHS ENDED             THROUGH
                                            MARCH 31,                 MARCH 31,
                                     1996              1997             1997
                                 ------------      ------------     ----------------

OPERATING EXPENSES:
  Research and development       $ (3,166,645)     $ (2,044,424)     $(40,677,624)
  Marketing and sales                (132,874)         (164,683)       (1,995,552)
  General and administrative         (237,886)         (306,476)       (5,118,943)
                                 ------------      ------------      ------------
                                   (3,537,405)       (2,515,583)      (47,792,119)
RESEARCH FUNDING                       10,393           114,794        18,769,639
                                 ------------      ------------      ------------
    Net operating expense          (3,527,012)       (2,400,789)      (29,022,480)

OTHER EXPENSES                        (23,896)          (14,675)         (438,073)

NET LOSS                         $ (3,550,908)     $ (2,415,464)     $(29,460,553)
                                 ============      ============      ============



NET LOSS PER SHARE               $      (0.90      $      (0.36)     $     (17.83)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       3,925,007         6,663,235         1,652,234


                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          PERIOD FROM
                                                                                        DECEMBER 7, 1987
                                                                                          (INCEPTION)
                                                            THREE MONTHS ENDED             THROUGH
                                                                 MARCH 31,                 MARCH 31,
                                                         1996             1997               1997
                                                     ------------      ------------     ---------------

OPERATING ACTIVITIES:
  Net loss                                           $ (3,550,908)     $ (2,415,464)     $(29,460,553)
Net cash used by operating activities                  (2,814,025)       (2,701,576)      (26,220,057)
INVESTING ACTIVITIES:
Net cash used by investing activities                    (102,702)         (156,590)       (2,732,043)
FINANCING ACTIVITIES:
Net cash provided (used) by financing activities          (82,721)        5,013,003        32,035,697
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (2,999,448)        2,154,837         3,083,597
CASH AND CASH EQUIVALENTS:
  Beginning of period                                   4,284,720           928,760
                                                     ------------      ------------      ------------
  End of period                                      $  1,285,272      $  3,083,597      $  3,083,597
                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                               $     26,077      $     14,152      $    544,127
                                                     ============      ============      ============



                              TERA COMPUTER COMPANY
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION

      The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1995 and 1996, and the period from December 7, 1987 through December 31, 1996, contained in the Company's Annual Report on Form 10-KSB filed for the fiscal year ended December 31, 1996.


NET LOSS PER SHARE

      Net loss per share is computed on the basis of the weighted average number of common shares outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.


CHANGES IN CAPITAL

      In March 1997, the Company completed two private placements of equity securities to accredited investors. In the first offering, the Company issued 74,833 units, each unit consisting of four shares of the Company's Common Stock and either a private non-redeemable warrant to purchase one share of Common Stock at an exercise price of $6.00 per share or one Redeemable Common Stock Purchase Warrant identical to Warrants publicly issued and outstanding, for proceeds of $1,122,500 (less $62,000 in issuance costs).

      In the second offering the Company issued 3,000 shares of Series B Convertible Preferred Stock for total proceeds of $3,000,000 (less $167,350 in issuance costs). Holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Preferred Stock. Dividends are payable in cash or common stock at the Company's option, quarterly on January 1, April 1, July 1, and October 1 of each year, commencing July 1, 1997. The Series B Preferred Stock is redeemable at the option of the Company. Each share of the Series B Preferred Stock is also convertible at the option of the holder at a conversion price equal to the lesser of $6.15 or at conversion percentages ranging from 80% to 75% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date. The discount to be realized by the difference between the conversion value and the stated value of the Series B Preferred Stock issued will be recognized ratably by the Company in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, as a non-cash dividend in the amount of $1,000,000. In the first quarter, the Company recognized $25,926 as a non-cash dividend.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. For a discussion of Risk Factors that could affect the Company's future performance, please see "Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.


OVERVIEW

      The Company is a development stage enterprise that has an accumulated net loss of approximately $29.5 million as of March 31, 1997. Approximately 37% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of equity.

      The Company has experienced net losses in each year of operations and expects to incur further substantial losses while it tests its Multithreaded Architecture (MTA) system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings. In November 1996, the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center, utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system of up to eight resource modules, for total consideration to the Company of up to $4 million. Initial deliveries under this agreement are scheduled for June 1997. The Company will recognize revenue only as resource modules are delivered and accepted. Given the Company's reliance on sole source third-party vendors, it is possible that deliveries will not be made until the third quarter. See "Risk Factors - Manufacturing Risks; Reliance On And Capacity Of Third Party Sole Source Suppliers" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. Until such time as the Company has obtained additional commitments from customers for early MTA systems, it plans to increase personnel only as necessary.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

      Research and development expense for the three months ended March 31, 1997 was $2 million, compared to $3.2 million for the same period in 1996. The reduction was primarily due to a decrease in non-recurring hardware engineering expense and prototype parts cost. Costs related to the development of the MTA system accounted for approximately 81% of the Company's operating expenses in the first three months of 1997, a decrease from approximately 90% in the comparable 1996 period. During the first three months of 1997, $442,000 was directly related to the completion and testing of the prototype and pre-production costs. In 1997, development expense will increase as the Company commences development of its next generation systems.

      Marketing and sales expense for the three months ended March 31, 1997 was $165,000, compared to $133,000 for the same period in 1996. General and administrative expense for the three months ended March 31, 1997 was $306,000, compared to $238,000 for the same period in 1996. The increase in marketing and sales expense was due to increased sales staff and the increase in general and administrative expense was due largely to increased operating costs associated with being a publicly owned company. These expenses are expected to increase commensurate with any growth in the Company's business or operations.


LIQUIDITY AND CAPITAL RESOURCES

      Since its incorporation through March 31, 1997, the Company's principal sources of liquidity have been DARPA research funding of approximately $18.8 million and net proceeds from the sale of equity totaling $32 million. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $200,000 in 1996 and are expected to be approximately $500,000 in 1997. At March 31, 1997, the Company had $3 million in cash and no bank line of credit.

      The Company used cash for operations of $2,702,000 during the first three months of 1997, as compared to $2,814,000 during the first three months of 1996. The decrease in the first three months of 1997 over the comparable quarter of 1996 was primarily due to the reduced loss from operations which in turn was principally due to reduced research and development expenditures, as discussed above under "Results of Operations." This decrease in the first three months of 1997 was largely offset by inventory purchases of $703,000 and increases in advances to suppliers of $319,000 over the comparable quarter of 1996. The loss of $2.4 million in the first quarter of 1997 includes depreciation expense of $167,000, a decrease of $44,000 over the first quarter of 1996.

      The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2,732,000 from the date of inception through March 31, 1997, net of proceeds on disposal of assets. Expenditures were $103,000 and $157,000 for the first three months of 1996 and 1997, respectively.

      In February 1997, the Company received $1,075,000 from two shareholders through warrant exercises pursuant to subscription agreements entered into in December 1996. In March 1997, the Company raised $1,222,500 through a private placement to accredited investors of 299,332 shares of common stock and 74,833 warrants (of which 68,167 are private warrants exercisable at $6.00 per share and 6,666 were Redeemable Common Stock Purchase Warrants). Also in March 1997, the Company raised $3,000,000 through the sale of 3,000 shares of Series B Convertible Preferred Stock to one accredited investor. The Series B Preferred Stock is convertible into common stock upon registration of the underlying common stock with the Securities and Exchange Commission. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 68, the Company recognized $25,926 as a non-cash dividend in the first quarter.

      The Company's current working capital needs depend primarily upon its personnel costs, the cost of components purchased to complete the testing of its initial MTA system prototype, manufacturing startup costs, and inventory and receivable financing associated with production MTA systems. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Additional working capital will be required to fund ongoing research, development and engineering efforts, development of a customer service organization, capital expenditures for leased equipment and increases in its sales and marketing efforts. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts.

      The Company's current cash resources are sufficient to meet the Company's working capital requirements through June 1997. If the shipment and acceptance of the Company's initial MTA system are delayed substantially beyond June 1997, the Company will likely need additional capital in order to continue its present operations and inventory acquisitions. To meet its needs in 1997, the Company expects to receive revenues from sales of MTA systems, from the possible exercise of its presently outstanding Warrants, which are redeemable by the Company in certain situations, at the current or lower exercise price per share of Common Stock, and from the sale of additional equity or debt or other financing transactions, which may be dilutive to present shareholders. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which modifies the existing standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the application of SFAS No. 128 to have a material effect on the Company's earnings (loss) per share.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

      The Board of Directors authorized the issuance of 3,000 shares of Series B Preferred Stock, all of which have been issued and are outstanding. The Series B Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stock of the Company. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Preferred Stock, which are payable in cash or common stock at the Company's option, quarterly on January 1, April 1, July 1 and October 1 of each year, commmencing July 1, 1997. The Statement of Rights and Preferences of the Series B Preferred Stock provides that no dividends or other distributions, other than dividends payable solely in shares of common stock or other capital stock of the Company, shall be paid or set apart on any share of common stock, that no purchase, redemption or acquisition shall be made by the Company of any shares of common stock unless and until all accrued and unpaid dividends on the Series B Preferred Stock and interest on dividends in arrears shall have been paid or declared and set apart for payment, and that the Company may not make any tender offer or exchange offer for outstanding shares of its common stock unless a similar offer is made with respect to the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company; in certain situations, the Company may be required to redeem certain shares of the Series B Preferred Stock and, in other circumstances, the Series B Preferred Stock is redeemable at the option of holders. Further, holders of the Series B Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. Although holders of the Series B Preferred Stock have no voting rights, the Company must obtain the consent of the holders of record of a majority of the outstanding shares of Series B Preferred Stock in order to authorize or issue any shares of any new class of stock having preferences greater than or equal to the Series B Preferred Stock as to dividends or assets, to change the designation of the rights, preferences or privileges of the Series B Preferred Stock so as to materially and adversely affect the Series B Preferred Stock, and to waive any preference, right or privilege of the Series B Stock.

      For certain information regarding two private placements of equity securities in the first quarter of 1997, please see "Changes In Capital" under "Notes To Financial Statements," above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Statement of Rights and Preferences of the Series B Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on March 24, 1997.*

     11.  Computation of Earnings (Loss) Per Share

     27.  Financial Data Schedule

   ---------

   * Incorporated by reference to the Company's Form S-3 Registration Statement, Registration No. 333-25675, as filed with the Commission on April 23, 1997.

    (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

   ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TERA COMPUTER COMPANY



Date: May 14, 1997                        By: JAMES E. ROTTSOLK
                                              ------------------

                                              James E. Rottsolk
                                              Chief Executive Officer
                                              and Chief Financial Officer