Form 10QSB
period 1997-06-30
TERA COMPUTER CO \WA\
filed 1997-08-14
CIK 949158

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended
                               June 30, 1997

                                     OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ______ to ______ .

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

           As of August 11, 1997, 10,614,836 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

 Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                           TERA COMPUTER COMPANY

                             TABLE OF CONTENTS


                                                                                                                     Page No.

PART I     FINANCIAL INFORMATION

W           Item 1.      Financial Statements:

                        Balance Sheets as of December 31, 1996                                                           3
                        and June 30, 1997

                        Statement of Operations for the Three Months and Six                                             4
                        Months Ended June 30, 1996 and June 30, 1997, and
                        cumulative from date of inception to June 30, 1997

                        Condensed Statement of Cash Flows for the Three Months                                           5
                        and Six Months Ended June 30, 1996 and June 30, 1997
                        and cumulative from date of inception to June 30, 1997

                        Notes to Financial Statements                                                                    6

           Item 2.      Management's Discussion and Analysis of                                                          7
                        Financial Condition and Results of Operations

PART II    OTHER INFORMATION

           Item 2.      Changes in Securities                                                                            11

           Item 4.      Submission of Matters to a Vote of Security Holders                                              11

           Item 6.      Exhibits and Reports on Form 8-K                                                                 11

                           TERA COMPUTER COMPANY
                       (a development stage company)

                               BALANCE SHEETS



                                                                     December 31,      June 30,
                                                                         1996           1997
                                                                     ------------   ------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    928,760   $  9,864,744
   Accounts receivable                                                     40,045         49,229
   Inventory                                                              851,960      2,191,566
   Advances to suppliers                                                  310,077        496,607
   Other assets                                                           146,350        153,853
   Stock subscriptions receivable                                       1,074,997
                                                                     ------------   ------------
              Total current assets                                      3,352,189     12,755,999

PROPERTY AND EQUIPMENT, NET                                             1,182,422      1,105,024
LEASE DEPOSITS                                                             81,902         34,930
                                                                     ------------   ------------
              TOTAL                                                  $  4,616,513   $ 13,895,953
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $  1,070,242   $  1,785,377
   Accrued payroll and related expenses                                 1,712,971      1,631,274
   Potential contract adjustments                                         250,000        250,000
   Current portion of obligations under capital leases                    340,765        328,760
                                                                     ------------   ------------
              Total current liabilities                                 3,373,978      3,995,411

OBLIGATIONS UNDER CAPITAL LEASES
   LESS CURRENT PORTION                                                   114,474        133,683

SHAREHOLDERS' EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
       issued and outstanding, 3,000 shares of Series B Convertible     3,192,063
   Common stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 6,496,815 and 9,868,897 shares          27,098,153     39,963,752
   Common stock subscribed                                              1,074,997
   Preferred stock dividend distributable                                                 37,500
   Accumulated deficit                                                (27,045,089)   (33,426,456)
                                                                     ------------   ------------
                                                                        1,128,061      9,766,859
              TOTAL                                                  $  4,616,513   $ 13,895,953
                                                                     ============   ============


                     See Notes to financial statements
                                  Page 3

                           TERA COMPUTER COMPANY
                       (a development stage company)

                          STATEMENT OF OPERATIONS
                                (unaudited)


                                                                                           Period from
                                                                                           December 7,
                                                                                        1987 (inception)
                                   Three Months Ended            Six Months Ended            through
                                       June 30,                       June 30,               June 30,
                                 1996            1997           1996           1997            1997
                              ------------   ------------   ------------   ------------   -------------

OPERATING EXPENSES:
  Research and development    $ (3,342,478)    (3,068,194)  $ (6,509,123)  $ (5,112,618)  $(43,745,818)
  Marketing and sales             (145,350)      (208,477)      (278,224)      (373,160)    (2,204,029)
  General and administrative      (252,566)      (393,040)      (490,452)      (699,516)    (5,511,983)
                              ------------   ------------   ------------   ------------   ------------
                                (3,740,394)    (3,669,711)    (7,277,799)    (6,185,294)   (51,461,830)
RESEARCH FUNDING                    19,083        114,560         29,476        229,354     18,884,199
                              ------------   ------------   ------------   ------------   ------------
    Net operating expense       (3,721,311)    (3,555,151)    (7,248,323)    (5,955,940)   (32,577,631)

OTHER EXPENSE                      (15,919)       (10,289)       (39,815)       (24,964)      (448,362)
                              ------------   ------------   ------------   ------------   ------------
NET LOSS                        (3,737,230)    (3,565,440)    (7,288,138)    (5,980,904)   (33,025,993)

PREFERRED STOCK DIVIDEND                          (37,500)                      (37,500)       (37,500)
AMORTIZATION OF PREFERRED
  STOCK DISCOUNT                                 (337,037)                     (362,963)      (362,963)

NET LOSS APPLICABLE           ------------   ------------   ------------   ------------   ------------
  TO COMMON STOCK             $ (3,737,230)  $ (3,939,977)  $ (7,288,138)  $ (6,381,367)  $(33,426,456)
                              ============   ============   ============   ============   ============

NET LOSS PER COMMON SHARE     $      (0.79)  $      (0.55)  $      (1.69)  $      (0.92)  $     (18.18)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    4,718,657      7,159,373      4,315,780      6,912,675      1,839,029


                     See Notes to financial statements
                                  Page 4

                           TERA COMPUTER COMPANY
                       (a development stage company)

                          STATEMENT OF CASH FLOWS
                                (unaudited)


                                                                                                   Period from
                                                                                                   December 7,
                                                                                                 1987 (inception)
                                            Three Months Ended             Six Months Ended          through
                                                  June 30,                     June 30,             June 30,
                                            1996         1997           1996            1997          1997
                                       ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net loss                             $ (3,737,230)  $ (3,565,440)  $ (7,288,138)  $ (5,980,904)  $(33,025,993)
Net cash used by operating activities    (2,955,730)    (3,798,974)    (5,799,278)    (6,500,550)   (30,019,031)

INVESTING ACTIVITIES:
Net cash used by investing activities      (108,624)      (108,780)      (181,804)      (265,370)    (2,840,823)

FINANCING ACTIVITIES:
Net cash used by financing activities     6,509,140     10,688,901      6,426,419     15,701,904     42,724,598

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             3,444,786      6,781,147        445,338      8,935,984      9,864,744

CASH AND CASH EQUIVALENTS:
  Beginning of period                     1,285,272      3,083,597      4,284,720        928,760
                                       ------------   ------------   ------------   ------------   ------------
  End of period                        $  4,730,058   $  9,864,744   $  4,730,058   $  9,864,744   $  9,864,744
                                       ============   ============   ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                 $     31,015   $     20,662   $     57,092   $     34,814   $    564,789
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

CHANGES IN CAPITAL

           In June 1997, the Company completed a Warrant redemption and exercise offer which raised $10,652,000 from the exercise of 2,130,527 Warrants. As a result of this transaction, the Company issued 2,838,665 additional shares of Common Stock, which, together with the issuance of shares pursuant to employee stock option exercises, increased the number of shares of Common Stock outstanding at June 30, 1997 to 9,868,897. The Company redeemed all of its unexercised redeemable Warrants.

           The Company previously reported the issuance in March 1997 of 3,000 shares of Series B Convertible Preferred Stock for total proceeds of $3,000,000. Holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Preferred Stock. The initial dividend of $37,500 was accrued during the quarter ended June 30, 1997 and paid by the issuance of 10,193 shares of Common Stock on July 1, 1997. Each share of the Series B Preferred Stock is convertible at the option of the holder at a conversion price equal to the lesser of $6.15 or at conversion percentage discounts ranging from 80% to 75% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date (all as set forth in the Statement of Rights and Preferences for the Series B Preferred Stock). In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, a non-cash dividend in the amount of $1 million will be recognized by the Company. The dividend amount has been calculated taking total proceeds received in the offering divided by 75%, the most beneficial conversion feature offered to preferred shareholders, resulting in the fair value of the underlying common stock. The difference between the fair value and proceeds received by the Company has been accounted for as an implicit dividend and will be amortized over 270 days, the most beneficial conversion period offered to the holders of the preferred stock. The Company recognized $25,926 and $337,037 as non-cash dividends in the first and second quarter, respectively. All 3,000 shares of Series B Preferred Stock were converted into 730,073 shares of Common Stock during August 1997. At August 11, 1997, the Company had outstanding 10,614,836 shares of Common Stock.


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

OVERVIEW

           The Company is a development stage enterprise that has an accumulated net loss of approximately $33.4 million as of June 30, 1997. Approximately 30% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of equity.

           The Company has experienced net losses in each year of operations and expects to incur further substantial losses while it tests its Multithreaded Architecture (MTA) system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings. In November 1996, the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center, utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system of up to eight resource modules, for a total consideration to the Company of $4 million. The Company will recognize revenue only as resource modules are delivered and accepted. Initial deliveries under this agreement may occur during the third quarter of 1997. However, given the Company's reliance on sole source third-party vendors, it is possible that deliveries will not be made until the fourth quarter, if ever. See "Risk Factors - Manufacturing Risk; Reliance On And Capacity Of Third-Party Sole Source Suppliers" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

           Research and development expense for the six months ended June 30, 1997 was $5.1 million, compared to $6.5 million for the same period in 1996, a decrease of 22%. The reduction was primarily due to a decrease in non-recurring hardware engineering expense and prototype parts cost. Costs related to the development of MTA systems accounted for approximately 83% of the Company's operating expenses in the first six months of 1997, a decrease from approximately 90% in the comparable 1996 period. However, these expenses increased from $2.0 million in the first quarter of 1997 to $3.1 million in the second quarter. During the first quarter of 1997, $486,000 was directly related to the completion and testing of the prototype, and pre-production costs, whereas such costs, plus costs incurred for future system development, accounted for over $1.3 million in the second quarter. In 1997, although non-recurring hardware engineering expense and prototype parts cost for the current MTA implementation should continue to decrease, research and development expense will continue to be a major expense as the Company devotes greater effort to future system development.

           Marketing and sales expense for the six months ended June 30, 1997 was $373,000, compared to $278,000 for the same period in 1996, an increase of 34%. General and administrative expense for the six months ended June 30, 1997 was $700,000, compared to $490,000 for the same period in 1996, an increase of 43%. The increase in marketing and sales expense was due to additional sales staff, software applications and customer support staff and the increase in general and administrative expense was due largely to increased operating costs associated with being a publicly owned company. These expenses are expected to increase commensurate with any growth in the Company's business or operations.

LIQUIDITY AND CAPITAL RESOURCES

           Since its incorporation through June 30, 1997, the Company's principal sources of liquidity have been DARPA research funding of approximately $18.9 million and net proceeds from the sale of equity totaling $43 million. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $200,000 in 1996 and are expected to be approximately $500,000 in 1997. At June 30, 1997, the Company had $9.9 million in cash and no bank line of credit.

           The Company used cash for operations of $6.5 million during the first six months of 1997, as compared to $5.8 million during the comparable period in 1996. The increase in the first half of 1997 over the comparable period of 1996 was primarily due to an increase in inventory purchases, payroll and advances to suppliers, offset by a decrease in accounts payable. The loss of $6 million in the first half of 1997 includes depreciation expense of $343,000, a decrease of $64,000 over the first half of 1996.

           The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $2.8 million from the date of incorporation through June 30, 1997, net of proceeds on disposal of assets. Expenditures were $182,000 and $265,000 for the first half of 1996 and 1997, respectively.

           On June 25, 1997, the Company redeemed all of its unexercised publicly held Warrants. The Company received approximately $10.6 million from the exercise of 2,130,527 Warrants, net of expenses, with 95,604 Warrants redeemed at $.05 per Warrant.

           The Company's current working capital needs depend primarily upon its personnel costs, the cost of components purchased to complete the testing of its initial MTA system prototype and manufacturing startup costs, and inventory and receivable financing associated with production MTA systems. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Personnel operating costs will be required to fund ongoing research, development and engineering efforts, development of a customer service organization, capital expenditures for leased equipment and increases in its sales and marketing efforts. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts.

           The Company's current cash resources are sufficient to meet the Company's working capital requirements through 1997. If the shipment and acceptance of the Company's initial MTA system is delayed substantially beyond the fourth quarter in 1997, the Company will likely need additional capital in order to continue its present operations and inventory acquisitions. To meet its needs in 1998, the Company expects to receive revenues from sales of MTA systems, and from the sale of additional equity or debt or other financing transactions, which may be dilutive to present shareholders. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms.

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

                         PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

           In May 1997, the Company called for the redemption of all outstanding Redeemable Common Stock Purchase Warrants (the "Warrants") on June 25, 1997. To encourage holders to exercise Warrants, the Board of Directors amended the Warrants to provide that each Warrant was exercisable for 1.25 shares of Common Stock with an exercise price of $5 per Warrant (that is, $4 per common share). On June 25, 1997, the Company redeemed all of its unexercised publicly held Warrants. The Company received approximately $10.6 million from the exercise of 2,130,527 Warrants, net of expenses, with 95,604 Warrants redeemed at $.05 per Warrant. For certain information regarding conversion of the Company's Warrants resulting in cash proceeds to the Company of $10.6 million in the second quarter of 1997 and the issuance and subsequent conversion of the Company's Series B Preferred Stock, see "Changes In Capital" under "Notes To Financial Statements," above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 7, 1997.

Burton J. Smith and John W. Titcomb, Jr. were elected as directors for three-year terms expiring in 2000, each receiving at least 5,470,767 votes (or 99.99% of the votes cast). James E. Rottsolk, David N. Cutler, Daniel
J. Evans and Kenneth W. Kennedy continue to serve as directors.

The 1996 Employee Stock Purchase Plan was approved by shareholders with 3,692,750 shares voting in favor (98.57%), 41,090 shares voting against (1.1%) and 12,519 shares abstaining (.33%).

Amendments to the 1995 Stock Option Plan were approved by shareholders with 3,598,852 shares voting in favor (96.06%), 106,059 shares voting against (2.83%) and 41,448 shares abstaining (1.11%).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      11.    Computation of Earnings (Loss) Per Share
      27.    Financial Data Schedule

  (b)  Reports on Form 8-K

      Reports on Form 8-k were filed on April 1, 1997 and May 21, 1997 during the quarter ended June 30, 1997.

      Items 1, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TERA COMPUTER COMPANY



Date: August 14, 1997                 By: /s/ JAMES E. ROTTSOLK
                                          ----------------------
                                          James E. Rottsolk
                                          Chief Executive Officer
                                          and Chief Financial Officer