Form 10QSB
period 1997-09-30
TERA COMPUTER CO \WA\
filed 1997-11-13
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1997

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

       As of November 7, 1997, 10,901,320 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS


                                                                                                    Page No.
PART I         FINANCIAL INFORMATION

               Item 1.           Financial Statements:

                                 Balance Sheets as of December 31, 1996                                3
                                 and September  30, 1997

                                 Statement of Operations for the Three Months and                      4
                                 Nine Months Ended September 30, 1996 and
                                 September 30, 1997, and cumulative from date of
                                 inception to September  30, 1997

                                 Condensed Statement of Cash Flows for the Three                       5
                                 Months and Nine Months Ended September 30, 1996
                                 and September 30, 1997 and cumulative from date of
                                 inception to September 30, 1997

                                 Notes to Financial Statements                                         6

               Item 2.           Management's Discussion and Analysis of                               7
                                 Financial Condition and Results of Operations

PART II        OTHER INFORMATION

               Item 2.           Changes in Securities                                                 11

               Item 6.           Exhibits and Reports on Form 8-K                                      11

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                 1996             1997
                                                                              ------------    ------------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $    928,760    $  9,045,051
   Accounts receivable                                                              40,045          92,753
   Inventory                                                                       851,960       3,063,099
   Advances to suppliers                                                           310,077         606,411
   Other assets                                                                    146,350         264,004
   Stock subscriptions receivable                                                1,074,997
                                                                              ------------    ------------
          Total current assets                                                   3,352,189      13,071,318

PROPERTY AND EQUIPMENT, NET                                                      1,182,422       1,646,895
LEASE DEPOSITS                                                                      81,902          76,730
                                                                              ------------    ------------
          TOTAL                                                               $  4,616,513    $ 14,794,943
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  1,070,242    $  1,682,847
   Accrued payroll and related expenses                                          1,712,971       1,524,268
   Potential contract adjustments                                                  250,000         250,000
   Current portion of obligations under capital leases                             340,765         361,111
                                                                              ------------    ------------
          Total current liabilities                                              3,373,978       3,818,226

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                            114,474         358,728

SHAREHOLDERS' EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
      5,000 shares issued and outstanding of Series C Convertible                                5,064,986
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 6,496,815 and 10,677,938 shares                  27,098,153      43,754,260
   Common stock subscribed                                                       1,074,997
   Accumulated deficit                                                         (27,045,089)    (38,201,257)
                                                                              ------------    ------------
                                                                                 1,128,061      10,617,989
          TOTAL                                                               $  4,616,513    $ 14,794,943
                                                                              ============    ============


                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                               PERIOD FROM
                                                                                                DECEMBER 7,
                                                                                              1987 (INCEPTION)
                                    THREE MONTHS ENDED               NINE MONTHS ENDED           THROUGH
                                       SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                               ----------------------------    ----------------------------    ------------
                                   1996           1997            1996            1997            1997
                               ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Research and development     $ (2,195,293)   $ (3,871,400)   $ (8,704,416)   $ (8,984,018)   $(47,617,218)
  Marketing and sales              (162,848)       (262,065)       (441,072)       (635,225)     (2,466,094)
  General and administrative       (276,166)       (366,560)       (766,618)     (1,066,076)     (5,878,543)
                               ------------    ------------    ------------    ------------    ------------
                               $ (2,634,307)   $ (4,500,025)   $ (9,912,106)   $(10,685,319)   $(55,961,855)
RESEARCH FUNDING                     48,355         119,815          77,831         349,169      19,004,014
                               ------------    ------------    ------------    ------------    ------------
    Net operating expense      $ (2,585,952)   $ (4,380,210)   $ (9,834,275)   $(10,336,150)   $(36,957,841)

OTHER INCOME (EXPENSE)               12,178         104,382         (27,637)         79,418        (343,980)

                               ------------    ------------    ------------    ------------    ------------
NET LOSS                       $ (2,573,774)   $ (4,275,828)   $ (9,861,912)   $(10,256,732)   $(37,301,821)

PREFERRED STOCK DIVIDEND                  0         (14,714)              0         (52,214)        (52,214)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                        0        (484,259)              0        (847,221)       (847,221)

NET LOSS APPLICABLE TO         ------------    ------------    ------------    ------------    ------------
    COMMON STOCK               $ (2,573,774)   $ (4,774,801)   $ (9,861,912)   $(11,156,167)   $(38,201,256)
                               ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE      $      (0.41)   $      (0.46)   $      (1.98)   $      (1.38)   $     (18.95)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     6,284,358      10,331,862       4,981,174       8,064,929       2,015,951


                        See notes to financial statements

                              TERA COMPUTER COMPANY
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                            Period from
                                                                                                             December 7,
                                                                                                          1987 (inception)
                                                Three Months Ended               Nine Months Ended            through
                                                    September 30,                   September 30,           September 30,
                                            ----------------------------    ----------------------------    ------------
                                               1996            1997             1996            1997           1997
                                            ------------    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net  loss                                 $ (2,573,774)   $ (4,275,828)     (9,861,912)   $(10,256,732)   $(37,301,821)
Net cash used by operating activities         (2,670,434)     (5,461,944)     (8,440,189)    (11,962,494)    (35,480,975)
INVESTING ACTIVITIES:
Net cash used by investing activities           (181,452)       (742,103)       (392,778)     (1,007,473)     (3,582,926)
FINANCING ACTIVITIES:
Net cash provided by financing activities        165,615       5,384,354       6,592,034      21,086,258      48,108,952
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (2,686,271)       (819,693)     (2,240,933)      8,116,291       9,045,051
CASH AND CASH EQUIVALENTS:
  Beginning of period                          4,730,058       9,864,744       4,284,720         928,760
                                            ------------    ------------    ------------    ------------    ------------
  End of period                             $  2,043,787    $  9,045,051       2,043,787    $  9,045,051    $  9,045,051
                                            ============    ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                      $     35,955    $     22,068          93,047    $     56,882    $    586,857
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

CHANGES IN CAPITAL

       The Company previously reported the issuance in March 1997 of 3,000 shares of Series B Convertible Preferred Stock for total proceeds of $3,000,000. During the third quarter of 1997, the Company issued an aggregate of 740,266 shares of Common Stock upon conversion of and in payment of accrued dividends on the Series B Convertible Preferred Stock.

       On September 24, 1997, the Company issued 5,000 shares of Series C Convertible Preferred Stock for total proceeds of $5,000,000. Holders of Series C Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series C Convertible Preferred Stock. Each share of the Series C Convertible Preferred Stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or 80% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date (all as set forth in the Statement of Rights and Preferences for the Series C Convertible Preferred Stock). In accordance with Securities and Exchange Commission

Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, a non-cash dividend in the amount of $1.25 million will be recognized by the Company. The dividend amount has been calculated taking total proceeds received in the offering divided by 80%, resulting in the fair value of the underlying common stock. The difference between the fair value and proceeds received by the Company has been accounted for as an implicit dividend and will be amortized over 90 days, the shortest conversion period available to the holders of the preferred stock. The Company amortized $97,222 as an implicit dividend in the third quarter on the Series C Convertible Preferred Stock. On November 5, 1997, the holder converted 2,000 shares of Series C Convertible Preferred Stock and accrued dividends thereon into an aggregate of 212,171 shares of Common Stock.


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

OVERVIEW

       The Company is a development stage enterprise that has an accumulated net loss of approximately $38.2 million as of September 30, 1997. Approximately 28% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of equity.

       The Company has experienced net losses in each year of operations and expects to incur further substantial losses while it tests its Multithreaded Architecture (MTA) system prototype and commences production, and possibly thereafter. The Company has had no revenue or earnings. In November 1996, the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center, utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system of up to eight resource modules, for a total consideration to the Company of $4 million. The Company will recognize revenue only as resource modules are accepted. Initial deliveries under this agreement may occur during the fourth quarter of 1997. The Company has experienced delays, however, in receiving integrated circuits and printed circuit boards from its suppliers which meet its design specifications and, given the Company's reliance on sole source third-party vendors, it is possible that deliveries will not be made until 1998, if ever. See "Risk Factors - Manufacturing Risks; Reliance On And Capacity Of Third-Party Sole Source Suppliers" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

       Research and development expense for the nine months ended September 30, 1997 was $9.0 million, compared to $8.7 million for the same period in 1996. Increases in manufacturing costs and in wages and benefits due to increased staff were largely offset by decreases in non-recurring hardware engineering expense and prototype parts cost. Costs related to the development of MTA systems accounted for approximately 84% of the Company's operating expenses in the first nine months of 1997, a decrease from approximately 88% in the comparable 1996 period. However, these expenses increased from $3.1 million in the second quarter of 1997 to $3.9 million in the third quarter. During the second quarter of 1997, $1.3 million was directly related to the completion and testing of the prototype, and pre-production costs, whereas such costs, plus the expenses relating to inventory obsolescence, to lower of cost or market inventory adjustments and to future system development accounted for over $2.0 million in the third quarter. In the fourth quarter of 1997 and in 1998, although non-recurring hardware engineering expense and prototype parts cost for the current MTA implementation should continue to decrease, research and development expense will continue to be a major expense as the Company devotes greater effort to future system development.

       Marketing and sales expense for the nine months ended September 30, 1997 was $635,000 compared to $441,000 for the same period in 1996, an increase of 44%. General and administrative expense for the nine months ended September 30, 1997 was $1,066,000 compared to $767,000 for the same period in 1996, an increase of 39%. The increase in marketing and sales expense was due to additional sales and customer support staff, and the increase in general and administrative expense was due largely to additional staff and increased legal, accounting and other operating costs associated with being a publicly owned company. These expenses are expected to increase commensurate with any growth in the Company's business or operations.

       The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $186,000 in 1996, primarily in the fourth quarter, and are expected to be approximately $400,000 in 1997, with $349,000 collected in the first nine months. In August 1997, the Company was awarded a $1,080,000 subcontract from the San Diego Supercomputer Center as part of an 18-month contract between DARPA and the San Diego Supercomputer Center to implement, optimize and evaluate certain defense related applications on the Tera MTA system. Of that sum, the Company will subcontract approximately an aggregate of $515,000 to The Boeing Company and the Sanders division of Lockheed Martin

Corporation. The Company expects to begin billing under this subcontract in the fourth quarter.

       In the first nine months of 1997, the Company recorded a $52,000 charge for dividends on the Company's Series B Convertible Preferred Stock and amortized an aggregate of $847,000 of an implicit dividend arising from the conversion of the Series B Convertible Preferred Stock in August 1997 and the issuance of the Series C Convertible Preferred Stock in September. The Company will recognize approximately $1,153,000 as an implicit dividend on the Series C Convertible Preferred Stock in the fourth quarter of 1997. See the discussion under "Changes in Capital" in the "Notes to Financial Statements," above.

LIQUIDITY AND CAPITAL RESOURCES

       Since its incorporation through September 30, 1997, the Company's principal sources of liquidity have been net proceeds from the sale of equity totaling $48.1 million and DARPA research funding of approximately $19 million. At September 30, 1997, the Company had $9.0 million in cash and no bank line of credit.

       The Company used cash for operations of $12.0 million during the first nine months of 1997, as compared to $8.4 million during the comparable period in 1996. The increase in the first nine months of 1997 over the comparable period of 1996 was primarily due to increases in inventory purchases, advances to suppliers and payroll, offset in part by a decreases in accounts payable and depreciation expense. Although depreciation expense decreased by $65,000 to $543,000 for the first nine months of 1997 over the comparable period in 1996, primarily due to expiration of capital leases in the first six months of 1997, depreciation expense increased by $12,000 to $200,000 in the third quarter of 1997 over the third quarter of 1996.

       The Company's investing activities have consisted primarily of expenditures for fixed assets, which have totaled $3.6 million from the date of incorporation through September 30, 1997, net of proceeds on disposal of assets. Expenditures were $393,000 and $1,007,000 for the first nine months of 1996 and 1997, respectively, with $742,000 spent in the third quarter of 1997, an increase of $561,000 over the third quarter of 1996. This increase primarily reflects acquisitions of additional electronic and computing resources.

       On September 24, 1997, the Company raised $5,000,000 from the sale of its Series C Convertible Preferred Stock, as discussed under "Changes in Capital" in the "Notes to Financial Statements," above.

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

       The Company's current cash resources, along with funds anticipated from sales of MTA systems, are sufficient to meet the Company's working capital requirements through the next twelve months. If the shipment and acceptance of the Company's initial MTA system are delayed substantially beyond the fourth quarter in 1997, or if the Company does not receive additional purchase orders for MTA systems in the first quarter of 1998, the Company will need additional capital in order to continue its present operations and inventory acquisitions. To meet its needs in 1998, the Company expects to receive revenues from sales of MTA systems, and from the sale of additional equity or debt or other financing transactions, which may be dilutive to present shareholders. There can be no assurance that any additional financing will be available when needed or, if available, will be on satisfactory terms.

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

       For certain information regarding the conversion of the Company's Series B Convertible Preferred Stock and the issuance of the Company's Series C Convertible Preferred Stock, see "Changes In Capital" under "Notes To Financial Statements," above.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      4.1 Statement of Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on September 23, 1997*

      10.1 Agreement between Unisys Corporation and the Registrant, dated September 17, 1997.

      11.     Computation of Earnings (Loss) Per Share

      27.     Financial Data Schedule

       ------------
       *Incorporated by reference to the Company's Form S-3 Registration Statement, Registration No. 333-37465, as filed with the Commission on October 8, 1997.

 (b)  Reports on Form 8-K

      A report on Form 8-K was filed on July 11, 1997.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TERA COMPUTER COMPANY

                                                By: /s/ JAMES E. ROTTSOLK
                                                   ----------------------------
                                                        James E. Rottsolk
                                                        Chief Executive Officer



                                                /s/ KENNETH W. JOHNSON
                                                   ----------------------------
                                                    Kenneth W. Johnson
                                                    Chief Financial Officer

Exhibit 4.1

[UNISYS LOGO]

September 17, 1997

To:       Katherine Rowe
          Tera Computer Company

Subject:  Proposed Contract Extension

Tera Computer Company and Unisys Corporation have a manufacturing agreement which covers the delivery of 850 ASIC devices and terminates at the end of calendar year 1997.

Within the next month, it is likely that shipments to Tera will exceed the volumes specified in the original agreement.

It is believed that in 1998 Tera's product volume will substantially increase. At this time, it is not possible to accurately forecast the expected volume levels and timing. Unisys believes that when sufficient visibility occurs, it will be in both company's interest to draft a comprehensive new agreement.

In the interim and to insure that Tera and Unisys can continue in our mutually beneficial relationship, Unisys proposes the following extension and slight modification of terms:

1.) the current contract (and extension) be extended for an additional six month term (through June 1998) for a total volume not to exceed 1600 device deliveries. This modification provides coverage for an additional 750 devices and includes both Bin 1 and Bin 2 devices.

2.) the price for device deliveries exceeding 850 be adjusted upward from $275 to $300 to compensate for continued interposer inspection that was not contemplated in the original agreement. In addition for small lot starts (defined as five or less devices per type), that an additional $15 be added per device to recognize the impact of setup costs.



/s/ David L. Kirkwood  9/17/97          /s/ Katherine L. Rowe  9/17/97
------------------------------          ------------------------------
David L. Kirkwood                       Katherine L. Rowe
Advanced Technology                     VP - Manufacturing
  Operations, Vice President            Tera Computer Company
Unisys Corporation