Form 10-K
period 1997-12-31
TERA COMPUTER CO \WA\
filed 1998-03-31
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER: 0-26820

                              TERA COMPUTER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         WASHINGTON                                       93-0962605
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

2815 EASTLAKE AVENUE EAST, SEATTLE, WASHINGTON           98102-3027
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (206) 490-2000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK , $.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 9, 1998 was approximately $115,507,000 based upon the last sale price of $12.75 reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 9, 1998, there were 11,459,736 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on May 6, 1998 are incorporated by reference into Part III.

                              TERA COMPUTER COMPANY

                                    FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                                                                          Page
                                                                                          ----

                                                     PART I

Item 1.       Business                                                                      3
Item 2.       Properties                                                                   17
Item 3.       Legal Proceedings                                                            17
Item 4.       Submission of Matters to a Vote of Security Holders                          17
Item E.O.     Executive Officers of the Registrant                                         18

                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                                          20
Item 6.       Selected Financial Data                                                      21
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    22
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                   24
Item 8.       Financial Statements and Supplementary Data                                  25
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                                       25

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                           26
Item 11.      Executive Compensation                                                       26
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                               26
Item 13.      Certain Relationships and Related Transactions                               26

                                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K             27

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

    The Company was formed to design, develop and market high performance general purpose parallel computer systems. Tera's Multithreaded Architecture System ("MTA") system is designed to address a wide range of scientific and engineering applications, such as simulation and visualization of complex mechanical and biochemical systems, as well as emerging commercial applications, such as computer-aided design and visualization, information-on-demand and database mining. The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing that will enable the Company to offer systems with several times the price/performance of currently available commercial high performance computer systems. Typical MTA system configurations are expected to sell for between $5 million and $40 million. The Company installed a single processor MTA system at the San Diego Supercomputer Center in December 1997, which it plans to upgrade in stages to larger configurations as it receives production printed circuit boards and other components from its vendors which are then integrated into a commercially acceptable system. See " --Risk Factors - Manufacturing Risks; Reliance On and Capacity Of Third Party Sole Source Suppliers."

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

    Computer designers have taken a variety of approaches in their efforts to achieve higher levels of performance. Traditionally, high performance computer systems employed one or a small number of the fastest available single processors. Improvements in performance have been achieved by designing processors having faster switching times and greater densities and, in the case of numerically intensive applications, by employing vector multiprocessing. This approach, employed most notably by Cray Research and NEC Corporation, repeatedly applies the same operation to each of a sequence of data elements. Vector multiprocessing has proven to be highly effective for many scientific and engineering applications, but not for most commercial applications. Moreover, these systems are limited in performance and have a high cost of computation.

    A number of computer companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc. and Hewlett-Packard Corporation, have turned to massively parallel processing as a way to achieve greater computational power and improved price/performance levels. Massively parallel processing enables large numbers of processors to act concurrently on multiple tasks or in concert on a single computationally-intensive task. In these systems, each processor is directly connected to its own private memory, so that the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture are difficult to program and have limited applicability.

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

THE TERA SOLUTION

    The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing. The key to this breakthrough is its scalable shared memory, which the Company believes will enable the MTA system to overcome limitations of currently available commercial high performance computer systems. The MTA system is designed to have all of the following key attributes to serve the evolving needs of the high performance computer market effectively: (i) sustainable high speed, (ii) broad applicability, (iii) ease of software programmability and portability, (iv) scalability, (v) balanced input/output capability and (vi) a future product migration path. See " -- Technology " and " -- Products."

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

STRATEGY

    Tera's objective is to be the leading provider of high performance computer systems to the scientific, engineering and emerging commercial markets. Key elements of the Company's strategy include:

- Establish and Leverage Dominant Position in the Very High Performance Scientific Computer Market.

    Initially the Company intends to target the very high performance scientific computer market. Sales targets in this market include government agencies, supercomputer centers and research laboratories in the United States and Western Europe. These users generally are easily identifiable and well established, possess significant resources, develop their own application software, and are reliant upon, and are early customers for, innovative high performance computer systems.

    The Company believes that establishing a dominant position in the very high performance scientific market should provide it with the necessary foundation and credibility, financial and otherwise, to attract ISV's to port their application software to the MTA system. The Company believes that the availability of such third-party software should enable it to address effectively the worldwide high performance engineering computer market for applications such as computational fluid dynamics and molecular modeling. The Company's delivery of its MTA system to the San Diego Supercomputer Center is in furtherance of this strategy.

    In addition, the Company intends to develop and support, both internally and in cooperation with ISV's, application software to enable the Company to address effectively certain segments of the emerging commercial computer market. See
"-- Risk Factors -- Marketing Risks; Government Funding and Regulation."

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

    The Company has received approximately $19 million from the Department of Defense Advanced Research Projects Agency ("DARPA") to assist in funding the development of the MTA system. The Company currently has one contract with DARPA and has begun work under it to develop certain components of its next generation MTA system, and is also engaged as a subcontractor to the University of California, San Diego, which is the prime contractor under a contract with DARPA to evaluate certain defense-related software programs on multithreaded architecture. See " -- Risk Factors -- Marketing Risks; Government Funding and Regulation."

    The Company intends to emphasize the development of relationships with large scale high performance computer users, such as Fortune 100 companies and major financial institutions, in tandem with the ISV's supplying software to these organizations, to port that software to the MTA system.

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

    Scalability. The MTA system is designed to use a large number of processors in a single system effectively. The current design supports systems of up to 256 processors, although at this time the Company does not plan on building a system in the current implementation larger than with 64 processors. The next generation MTA system is expected to accommodate 1,024 or more processors. A 256-processor configuration is expected to have peak performance of about 230 billion instructions per second, 230 billion 64-bit floating point operations per second, and 100 billion bytes per second of input/output performance.

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

PRODUCTS

    The Company has designed a number of configurations of the MTA system. Each system will be constructed from resource modules with the model number indicating the number of these resource modules, e.g., the MTA 16 model has 16 resource modules. Each resource module contains:

    -   a computational processor ("CP")

    -   an input/output processor ("IOP") and

    -   either two or four memory units.

    Each resource module will be individually connected to a separate routing node in the MTA system's three-dimensional toroidal interconnection network. Each resource connection is designed to be capable of supporting data transfers to and from memory at full processor rate in both directions, as are all of the connections between the network routing nodes themselves.

    The Company built a prototype from production components in late 1996. The prototype was used to verify and debug mechanical components and assembly procedures developed during the design process. In 1997, the Company began construction of its initial production MTA system. In December 1997, the Company installed a single processor MTA system at the San Diego Supercomputer Center, affiliated with the University of California, San Diego, which it plans to upgrade in stages to larger configurations as it receives production printed circuit boards and other components from its vendors which are then integrated into a commercially acceptable system.

    The Company has begun planning for successive product generations. By improving system peak and price/performance levels and lowering the cost of entry level systems, these future products will be designed to enhance the Company's technological position while potentially broadening its market acceptance. The Company believes that denser integrated circuit technology should enable the scaling up of systems to 1,024 processors and beyond while preserving Tera's uniform slowed memory programming model. Finally, the Company may take advantage of the ability of the MTA system to scale down to compete with workstation and other microprocessor-based products.

MARKETS AND APPLICATIONS

    The MTA system has been designed for prospective customers with demanding science, engineering and commercial applications. Because of its general purpose characteristics, the Company believes that the MTA system may be employed across a broad range of mainstream and emerging high performance computer applications.

    While funding for certain defense programs has decreased in recent years, total U.S. government expenditures for high performance computer systems have been augmented by funding under various high performance computing programs. In addition, important areas of civilian research, such as energy and environmental studies, weather modeling and toxic mitigation, are receiving federal funding, and the formerly defense-oriented national research laboratories are in many cases reorganizing for non-military projects. See " -- Risk Factors -- Marketing Risks; Government Funding and Regulation."

    Government agencies, supercomputer centers and research laboratories are particularly attractive prospective customers for Tera because they generally have a higher tolerance for risks inherent in a complex, innovative product. This market has, at most, several hundred sites and a limited number of customers that are well-known to each other and to their existing and potential suppliers, including Tera. The Company maintains relationships with many of the management and staff of these potential customers. Addressing this market initially will help the Company avoid the costs of assembling a large sales organization and developing a broad range of application software. With a sales cycle for its intended products of two years or longer, the Company will add sales, service, training and support personnel as needs arise.

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

    Scientific and Engineering Applications. The Company expects that its prospective customers running scientific and engineering applications will purchase MTA systems largely for numerically intensive computations and will increasingly make use of the MTA system's input/output capabilities to handle the large amounts of data associated with such computations. The Company's prospective customers include government agencies, supercomputer centers and research laboratories that are expected to use the MTA system for a variety of applications, including basic research in the fields of biology, chemistry, environmental science, materials science and physics.

    Prospective customers within the United States government include such organizations as the National Science Foundation, the Department of Defense, the National Security Agency, the Department of Energy, the National Aeronautics and Space Administration and the National Institutes of Health. These prospective customers have a number of computationally-intensive applications, including the following:


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

    The Company intends to market its MTA systems to a wide range of prospective industrial customers with major computationally-intensive, technical computing requirements, including the following:

      - Automobile crash simulation         - Petroleum reservoir modeling
      - Combustion simulation               - Electromagnetic simulation
      - Nuclear reactor design              - Multidisciplinary optimization
      - Drug and chemical design            -  Animations, computer graphics

    Emerging Commercial Applications. The Company expects that prospective commercial customers may purchase MTA systems either to implement strategic new applications or to improve their processing capabilities for traditional commercial applications. These applications include:

     -Interactive Simulation and Visualization -- allowing users the ability to design and develop products such as automobiles, aircraft and buildings.

     -Information-on-Demand -- the management, storage and distribution of multimedia data for instantaneous access by thousands of interactive, simultaneous users.

     -Database Mining -- access and examination of databases to identify significant data patterns relevant to consumer preferences, insurance claims and fraud.

RESEARCH AND DEVELOPMENT

    The Company's primary implementation task has been the design of the hardware components and software required for its MTA system. The Company's research and development expenses for the years ending December 31, 1995, 1996 and 1997 were approximately $6.7 million, $10.5 million and $13.5 million, respectively. The Company believes that its future performance will depend in large part on its ability to design, develop, contract for the manufacture of, and market its MTA system. Additionally, the Company must develop ongoing enhancements to its MTA system and develop new product generations. Consequently, the Company will be required to continue to devote a substantial portion of its resources to research and development.

MANUFACTURING

    While the Company has designed all of the MTA system hardware components, it subcontracts the manufacture of such components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The Company has contracted with Unisys Corporation to provide semiconductor test and packaging services through June 1998. The Company currently is negotiating an extension of this agreement with Unisys, which is expected to be completed shortly. The Company will perform final system integration and test and design and maintain its MTA system software internally.

    Hardware. The Company's general strategy is to capitalize on state-of-the-art commercial technology available from third-party suppliers. The Company contracts with Vitesse for the supply of GaAs wafers and with a limited number of vendors for various printed circuit boards, and purchases other components on an as-needed basis. In general, the Company has designed hardware components using such suppliers' tools and procedures. The Company has designed at-speed testers to be used for diagnosis and repair both in manufacturing and in the field. Component failures will be analyzed in cooperation with the supplier of the component to determine the cause and to take corrective action. See " -- Risk Factors -- Manufacturing Risks; Reliance On and Capacity Of Third Party Sole Source Suppliers."

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

    Software. Most of the MTA system software has been designed, and all of it will be maintained, by the Company. Although the operating system is based on UNIX, the kernel and the file system are being implemented by the Company to allow much greater parallelism. UNIX utilities are being ported to the MTA system. The Company has licensed certain mathematical library routines from IBM.

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

    The high performance computer market is currently dominated by Cray Research (now owned by Silicon Graphics, Inc.). Cray Research's large installed base, user loyalty, and application software, coupled with Silicon Graphic's financial resources, will continue to make it a formidable force in the marketplace. Tera intends to compete with Cray Research by offering MTA systems with superior performance, together with software compatibility. See " -- Technology -- Software Portability." Other participants in the market include IBM and Japanese companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. To date, the Japanese suppliers, as a group, have been largely unsuccessful in the U.S. high performance computer market but have been enjoying increasing success in foreign markets. To the extent that all of these companies continue to use vector multiprocessing systems, they remain subject to inherent limitations of vector multiprocessing system performance and on system scalability. See " -- High Performance Computer Industry." Each of these competitors, however, has broader product lines and substantially greater engineering, manufacturing, marketing and financial resources than the Company.

    A number of companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc., and Hewlett-Packard Corporation, through its subsidiary, Convex Computer, have developed or plan to develop massively parallel systems for the high performance market. Massively parallel systems have been limited in applicability and difficult to program, although a breakthrough in architecture or software technology could change this situation. See " -- High Performance Computer Industry" and " -- Risk Factors --Competition."

INTELLECTUAL PROPERTY

    The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that its contractual and other security arrangements will be successful. Such arrangements are common in the high performance computer industry, and the Company anticipates entering into similar arrangements in the future. There can be no assurance that such arrangements will not be terminated or that the Company will be able to enter into similar arrangements on favorable terms if required in the future. Although the Company has not been a party to any material intellectual property litigation, third parties may assert proprietary rights claims covering certain of the Company's products and technologies. See " -- Risk Factors -- Proprietary Rights."

    Due to the abundance of prior art in the computer sciences, Tera does not expect to acquire broad-based patent protection of its MTA system architecture, although in due course the Company will attempt to obtain patent protection for significant aspects of its MTA system architecture. In 1997, the Company was awarded a software patent covering certain aspects of compiler optimization. There can be no assurance that this patent will provide any meaningful protection.

EMPLOYEES

    As of December 31, 1997, the Company employed 84 employees on a full-time basis, of whom 54 were in engineering, 13 were in manufacturing, seven were in sales and marketing, and 10 were in administration. The Company also employs six individuals on a part-time or temporary basis. The Company has no collective bargaining agreement with its employees. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

RISK FACTORS

    The following factors should be considered in evaluating the Company's business, operations and prospects and ownership of the Company's securities:

DEVELOPMENT STAGE STATUS; HISTORY OF LOSSES. The Company had an accumulated loss from operations of approximately $42.8 million as of December 31, 1997 and is in transition from a development stage enterprise to a production company. The Company has experienced net losses in each year of operations and expects to incur substantial further losses as it commences production, and possibly thereafter. Through December 31, 1997, the Company has had no revenue from sales of MTA systems, nor earnings. The Company will recognize system revenue only as resource modules are accepted by customers. Although the Company has installed a single processor MTA system at the San Diego Supercomputer Center, it has not yet delivered a multi-processor MTA system, and is dependent on third-party vendors to provide production printed circuit boards and other necessary components. Whether the Company will achieve revenue or earnings will depend upon a number of factors, including its ability to design, develop, manufacture and market the MTA system and to achieve broad market acceptance thereof. In addition, profitability will depend on, among other things, the level of revenue in any given period, the terms and conditions of sale or lease for an MTA system, the system model or models sold, and the Company's expense levels and manufacturing costs. There can be no assurance that the Company will be successful in delivering and receiving payments for, production MTA systems, or that it will be able to generate sales or achieve a profitable level of operations in the future. See " -- Markets and Applications" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEVELOPMENT STATUS OF THE MTA SYSTEM. The development of a new very high performance computer system is a lengthy and technically challenging process and requires a significant investment of capital and other resources. Several companies in this market have experienced extreme financial difficulty in the 1990s, including Thinking Machines Corporation, Cray Computer Corporation, Kendall Square Research Corporation and Supercomputer Systems, Inc. Since its inception through December 31, 1997, the Company has expended approximately $52.2 million to design and develop the MTA system. The hardware development effort has included design of integrated circuits, packaging and cooling systems and at-speed testing equipment. The software development effort has included design of compilers, an operating system and input-output software technology. Until November 1996, when the Company announced that its initial prototype was undergoing testing and had run its first programs, the MTA system had been subject only to computer simulation. While the initial testing and evaluation of the prototype system has been successful, the Company only recently has begun to integrate multiple modules into commercially configured systems.

     Modifications to the hardware components, software and the integrated system still may be required. Development of system software is a difficult process, and there can be no assurance that the Company will be able to meet all of the technical challenges required to integrate and complete MTA systems that satisfy both internal and commercially acceptable performance specifications. Additional delays in completing the various hardware components or software, or in integrating the full system, would materially and adversely affect the Company's business and results of operations. Even if the Company is successful in completing a commercially configured MTA system, there can be no assurance that the Company's products will be commercially successful.
See " -- Markets and Applications" and " -- Competition."

MANUFACTURING RISKS; RELIANCE ON AND CAPACITY OF THIRD PARTY SOLE SOURCE SUPPLIERS. The Company has subcontracted the manufacture of substantially all of its hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers, and there can be no assurance that such suppliers will be able to manufacture the components to the Company's design specifications. Manufacturing difficulties and limited yields, particularly of gallium arsenide ("GaAs") integrated circuits and advanced printed circuit boards and flex circuits, could materially and adversely affect the Company's ability to complete and deliver production models of the MTA system. The manufacture of integrated circuits, and in particular the manufacture of GaAs integrated circuits, is a difficult and complex process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on wafers or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional. The Company's suppliers may experience problems in achieving acceptable manufacturing yields for these or other reasons, resulting in substantial delays in the delivery of necessary hardware components to the Company and unacceptably high prices for those components, with a resulting loss of profitability or loss of competitiveness for the Company's products. The Company has experienced such yield problems already and these failures forced the Company to redesign certain components for manufacture by alternative suppliers which caused delays in the fabrication of the Company's prototype and increased demands upon the Company's financial resources. The Company also has experienced delays in receiving integrated circuits and printed circuit boards from its suppliers which meet its design specifications. There can be no assurance that the Company's efforts to obtain components in a timely manner that meet its design specifications will be successful. Delays in obtaining such components have adversely affected the Company's ability to deliver its first multi-processor MTA system to the San Diego Supercomputer Center on schedule and may continue to hinder its ability to satisfy future delivery schedules with the San Diego Supercomputer Center and other potential customers.

    Moreover, the production capacity of the Company's integrated circuit and printed circuit board suppliers is very limited and the availability of these and other components will be a limiting factor on the number and size of the MTA systems that may be sold in 1998, and thereafter, assuming the receipt of additional purchase orders. Absent improved yields, increased production capacity or a reallocation of such suppliers' output to meet the Company's needs, the Company may be unable to obtain a sufficient quantity of suitable components to meet future production and delivery schedules. In addition, some of the Company's key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well established companies. Any or all of the Company's suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of the Company's components or systems. In the event of a reduction or interruption of supply of the Company's components, it could take the Company a considerable period of time to identify and qualify alternative suppliers to redesign its products as necessary and recommence manufacture. The Company's inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required in the future, could result in the Company finding itself without a source of supply for its components;

this could materially impair the Company's ability to deliver its products, which would materially and adversely affect the Company's business and results of operations.

    The Company's current contract with Unisys Corporation provides for integrated circuit test and packaging services through June 1998. The Company expects that it will be able to extend this agreement on mutually agreeable terms. If this agreement is not extended, however, the Company would contract with another vendor for such packaging services or perform such work internally. The inability of the Company to subcontract for these services after its agreement with Unisys expires, or the Company's inability to perform such services internally, would materially and adversely affect the Company's business and results of operations.

     FUTURE CAPITAL NEEDS. During 1998, the Company's working capital needs will depend primarily upon its personnel costs and the cost of inventory, as well as manufacturing startup costs, inventory and receivable financing associated with the production of MTA systems and research and development expenses related to future implementations of the MTA systems. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Personnel and operating costs will be required to support ongoing research, development and engineering efforts, development of a customer service organization, increases in its sales and marketing efforts, and capital expenditures in lease of goods. Additionally, the Company's administrative functions will increase in order to support its engineering and sales efforts. If the Company were not to receive revenue from the sale of MTA systems, it likely would be required to engage in additional financings in order to continue current levels of business operations. The Company may raise additional equity capital in 1998, even if revenues are received from the sale of MTA systems when anticipated, in order to enhance its financial position for future operations. There can be no assurance that any additional financings will be available to the Company when needed or, if available, will be available on satisfactory terms or that any such financings will not be dilutive to the Company's shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    Most of the Company's potential customers already own or lease very high performance computer systems. Some of the Company's competitors may offer trade-in allowances or substantial discounts to potential customers, and the Company may not be able to match such sales incentives. The Company may be required to provide discounts in order to make sales or be required to finance the leasing of its products, which would result in a deferral of the Company's receipt of cash for such systems. These developments could materially and adversely affect the Company's business and results of operations.

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

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. If the Company is successful in developing and marketing the MTA system, the Company believes it could undergo a period of rapid growth which could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows, it will have to implement new financial, budgeting, management information and internal control systems. The success of the Company will depend on the ability of management to implement effectively these changes and to manage the Company's operations over the long term. The Company's success also will depend in large part upon its ability to attract and retain highly skilled technical personnel to provide technological depth and support, to complete and enhance its first products and to develop new products. In addition, marketing and sales personnel will be needed. Competition for highly skilled management, technical, marketing and sales personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and its failure to do so would materially and adversely affect the Company's business and results of operations.

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

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS. The market for the Company's products is characterized by rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards. The Company's success will depend upon its ability to complete development of the MTA system and to introduce new products and features in a timely manner to meet evolving customer requirements. There can be no assurance that the Company will be successful in these efforts. The Company's business and results of operations will be materially and adversely affected if the Company incurs delays in developing its products or if such products do not gain broad market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. See " --High Performance Computer Industry" and " -- Competition."

COMPETITION. The Company's competitors can be divided into two general categories: established companies that are well-known in the high performance computer market and new entrants capitalizing on developments in parallel processing and increased computer performance through networking.

    The high performance computer market is highly competitive and has been dominated by Cray Research. Other participants in the market include IBM Corporation and Japanese companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than the Company.

    A number of companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu Ltd., Sun Microsystems, Inc., and Hewlett-Packard Corporation, through its subsidiary, Convex Computer, have developed or plan to develop massively parallel systems for the high performance computer market. Although to date this kind of system architecture has been limited in applicability and difficult to program, a breakthrough in architecture or software technology could change this situation. There can be no assurance that such a breakthrough will not occur, and such an advance would materially and adversely affect the Company's business and results of operations.

    There can be no assurance that the performance of the MTA system will be competitive with the computer systems offered by the Company's competitors or that the Company will be able to compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by the Company's competitors of new high performance computer systems and price adjustments may materially and adversely affect the Company's business and results of operations. See " -- Technology" and " -- Competition."

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

    Although the Company is not a party to any present litigation regarding proprietary rights, there can be no assurance that third parties will not assert intellectual property claims against the Company in the future. Such claims, if proved, could materially and adversely affect the Company's business and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of such claims could materially and adversely affect the Company's business and results of operations. See " -- Intellectual Property."

    The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful.

SHARES ELIGIBLE FOR FUTURE SALE. Sale of substantial amounts of the Company's Common Stock in the public market or the prospect of such sales could materially and adversely affect the market price of the Common Stock. As of March 9, 1998, the Company had outstanding 11,459,736 shares of Common Stock; 8,578 shares of Series A Convertible Preferred Stock convertible into shares of Common Stock, and privately placed warrants to purchase another 1,117,642 shares of Common Stock. Almost all of the Company's outstanding shares of Common Stock may be sold without substantial restrictions. In addition, as of such date, the Company had granted options under its option plans to purchase an aggregate of 2,047,208 shares of Common Stock. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations.

     Sales in the public market of substantial amounts of Common Stock, including sales of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock and issuable upon exercise of the privately placed warrants, or the perception that such sales could occur could depress prevailing market prices for the Common Stock. The existence of the Series A Convertible Preferred Stock and warrants may prove to be a hindrance to future equity financing by the Company. Further, the holders of such warrants and options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

POSSIBLE VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations by the Company or its competitors, general conditions in the very high performance computer industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small capitalization, high technology companies in particular, and are often unrelated to their operating performance.

POSSIBLE ILLIQUIDITY OF TRADING MARKET. The Common Stock is quoted on the Nasdaq National Market (the "Market"). Nasdaq has proposed more stringent listing and maintenance requirements and significantly increased its compliance enforcement efforts. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Market, and the Common Stock could be subject to removal therefrom. If such removal were to occur, trading, if any, in the Common Stock would be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the listing requirements for the Market, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Company's securities. In addition, such removal would subject the Company's securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Market could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. In addition, if the market price of the Company's Common Stock falls to below $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Market, such rules may further limit the market liquidity of the Common Stock and Warrants and the ability of investors to sell securities in the secondary market.

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


ITEM 2.  PROPERTIES

The Company entered into a five year lease in April 1994 and occupies 42,000 square feet of a commercial building in Seattle with a monthly rental, including expenses and parking, of approximately $72,000. The Company has executed a ten-year lease beginning on November 1, 1998, for a new facility to house all its operations in Seattle. Under the lease, the Company initially will occupy approximately 85,000 square feet and in three years is committed to occupy approximately 132,000 square feet. The initial base rental, excluding parking, will be approximately $145,000 per month. The Company will have an option to extend the lease for another five years after the initial ten-year term. The Company expects this space to be adequate for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM E.O.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of March 20, 1998 were as follows:

                  NAME                               AGE                   POSITION
                  ----                               ---                   --------
              Burton J. Smith                         57        Chairman of the Board and
                                                                   Chief Scientist
              James E. Rottsolk                       53        Chief Executive Officer and President
              Kenneth W. Johnson                      55        Vice President - Finance, Chief
                                                                   Financial Officer, and Secretary
              Brian D. Koblenz                        37        Vice President - Software
              Gerald E. Loe                           48        Vice President - Hardware Engineering
                                                                   and Manufacturing
              Richard M. Russell                      53        Vice President - Marketing

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

    James E. Rottsolk is a co-founder of the Company and has served as its Chief Executive Officer and President since its inception. Prior to co-founding Tera in 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received his A.M. and J.D. degrees from the University of Chicago.

     Kenneth W. Johnson joined the Company in September 1997 as Vice President - Finance, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received his A.B. degree from Stanford University and his J.D. degree from Columbia University Law School.

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

     Gerald E. Loe joined the Company in 1992 as Vice President - Hardware Engineering and Manufacturing. He was named Vice President - Hardware in 1996 and resumed his former position in March 1998. Prior to joining Tera he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received his B.S.M.E. from the Massachusetts Institute of Technology and his M.B.A. from Harvard Business School.

    Richard M. Russell joined the Company as Director of New Business Development in 1995 and was named Vice President, Marketing in March 1998. Prior to joining the Company, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research from 1976 through 1990 and Kendall Square Research from 1991 through 1994. Mr. Russell was educated in England.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol TERA; prior to January 20, 1998, the Company's stock was traded on the Nasdaq SmallCap Market. On March 9, 1998, there were 326 holders of record of the Common Stock. The Company has not paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

    The quarterly high, low and closing sales prices of the Common Stock for the periods indicated are as follows:

                                   1996                                       1997
                      --------------------------------         -----------------------------------

                        High        Low       Close               High        Low        Close
                      ---------- ----------  ---------         ----------- ----------  ----------

First Quarter            6  1/8     3  3/4     5  1/4              6  1/4    3  5/16      5  5/8

Second Quarter           7  1/8     4  1/8     5  1/2              6  3/8    3   7/8      5  1/2

Third Quarter            5  7/8     3  5/8     4  3/4            18  3/16    4  7/16     12  7/8

Fourth Quarter            7         3  1/4     3  7/8             17  3/4   9    3/4     15  1/4

On March 9, 1998, the closing sale price for the Common Stock was $12.75.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

SALES OF UNREGISTERED SECURITIES

    On August 6, 1997, the Company issued 4,000 shares of Common Stock to a consultant, Alan Honick, as payment for services rendered in a private placement exempt from the registration provisions of the Securities Act of 1933 under
Section 4(2) thereof, based on the nature of the offering and the status of the recipient.

    On December 23, 1997, the Company raised $9,500,000 in cash through the negotiated private sale of 10,000 shares of its Series A Convertible Preferred Stock (the "Series A Stock") and 125,000 common stock purchase warrants to two accredited investors, Advantage Fund II Ltd. and Genesee Fund Limited - Portfolio B. The Series A Stock is convertible from time to time into shares of Common Stock at a conversion price equal to the lower of $19.185 per share or the lowest sale (regular way) price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustment in certain conditions. The warrants are exercisable at a price of $19.185 per share, subject to adjustment in certain conditions. Further information regarding these securities is contained in Note 9 of the Notes to Financial Statements. There were no sales agents or underwriters involved in this placement. The sale was exempt from the registration provisions of the Securities Act of 1933 under
Section 4(2) thereof, based on the nature of the offering and status of the offerees.

ITEM 6.  SELECTED FINANCIAL DATA
          (In thousands, except per share amounts and Statistical Data)

Years Ended December 31,                            1993         1994         1995         1996          1997
                                                    ----         ----         ----         ----          ----
Operating Data:
  Revenue                                      $      -      $     -      $    -      $      -       $       74
  Research and Development                            5,124       5,575        6,679        10,504       13,547
  Research Funding                                    3,172       4,410        2,196           185          349
  Loss for Common Stock                               2,789       2,123        5,646        12,077       17,864
  Loss per Common Share                        $       1.40  $     1.00   $     2.13  $       2.27   $     2.03
 Weighted Average Shares
    Outstanding                                       1,986       2,119        2,646         5,321        8,785

Balance Sheet Data:
  Cash and Cash Equivalents                    $         85  $       21   $    4,285  $        929   $   13,329
  Working Capital                                   (4,002)     (3,850)        2,642          (22)       14,342
  Capital leases, long-term portion                     271         168          419           114          532
  Total Assets                                          841       1,168        7,269         4,617       20,859
  Shareholders' Equity                              (3,523)     (3,219)        4,092         1,128       15,846

Statistical Data:
   Number of Full-Time Employees                         43          56           66            61           84

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in this section and under "Business -- Risk Factors." The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

     The Company is a development stage enterprise that had an accumulated net loss of approximately $42.8 million as of December 31, 1997. Approximately 76% of the Company's funding to date has been from the sale of equity, with the remaining 24% provided from DARPA research funding.

     The Company has experienced net losses in each year of operations and expects to incur substantial further losses as it commences production, and possibly thereafter. Through December 31, 1997, the Company had no revenue from the sale of MTA systems, nor earnings. In November 1996 the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center ("SDSC"), utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system which the Company of up to eight resource modules, for a total consideration to the Company of $4 million. At the end of December 1997, the Company delivered a single-processor MTA system to SDSC, which the Company plans to upgrade in stages to larger configurations as it receives production printed circuit boards and other components which are integrated intoa commercially acceptable system. See "Business -- Risk Factors -- Development Status of the MTA System" and "Business -- Strategy."

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     REVENUE. The Company received revenue in 1997 of approximately $73,500 pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The Company expects to complete its portion of this subcontract in 1998 for approximately $490,000. The Company also anticipates receiving revenue in 1998 from the sale of its initial MTA system, including larger configurations to SDSC and from other sales to potential customers in 1998, although it currently has no contracts or purchase orders for such other sales. See "Business--Risk Factors."

     OPERATING EXPENSES. Research and development expenses include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses increased from $6.7 million in 1995 to $10.5 million in 1996 to $13.5 million in 1997, representing approximately 86% of total operating expenses in 1995 and 1996, and decreasing slightly to just under 84% in 1997. Research and development expenditures for 1997 included an $832,000 charge as compensation expense related to certain performance-based stock options; without that charge, 1997 research and development expenditures would have been approximately $12.7 million, or about 83% of total operating expenditures. The 1996 increase over 1995 primarily reflected increased prototype costs. Prototype expenditures declined by $938,000 to $402,000 in 1997, and essentially ceased after the third quarter of 1997. This decrease only partially offset increases in manufacturing costs and wages and benefits due to increased staff (even after excluding the compensation charge for certain performance-based stock options), plus almost $2.3 million in preproduction costs and expenses relating to inventory obsolescence, expensed parts and inventory revaluation. A decline of approximately $1.6 million in nonrecurring engineering expenses pertaining to the MTA system in 1997 over 1996 was offset almost entirely by increased nonrecurring engineering expenditures on the next generation MTA system.

    While the Company expects that research and development will continue to be a major expense, these expenses are expected to decrease as a percentage of total operating expenses and will generally include expenditures related to continuing engineering of the MTA system, research and development related to the next generation MTA system and related software development.

    Marketing and sales expenses have increased from $281,000 in 1995 to nearly $1,120,000 in 1997, as the Company has continued to increase sales and customer support staff and expenditures in connection with sales and marketing, benchmarks and development of third party applications software. In 1997, marketing and sales expenses increased to 6.9% of total operating expenses, with a significant increase in the fourth quarter as the Company then opened a two-person, branch sales office in Japan and added a third U.S. salesperson. These expenses are expected to continue to grow as the Company increases its marketing and sales activities.

    The Company's general and administrative expenses have increased each year consistent with expansion of the Company's infrastructure. In 1995, 1996 and 1997 these expenses were $749,000, $1,057,000 and $1,561,000, respectively, an increase of 41% in 1996 over 1995 and a further 48% increase in 1997 over 1996. The increase in amount of expenditures in 1996 over 1995 was due primarily to the first full year's cost of liability insurance and professional services associated with becoming a publicly owned company, while the 1997 increase was primarily due to additional staff and further increases in legal, investor relations, stock transfer and other costs associated with being a publicly owned company. General and administrative expenses are expected to increase commensurate with any growth in the Company's operations.

    RESEARCH FUNDING. The Company has been billing DARPA under an approximately $1 million research contract awarded in September 1995. Billings increased in 1997 to $349,000 over $185,000 in 1996. The Company expects to bill approximately $400,000 under this contract in 1998.

    OTHER INCOME (EXPENSE). Other expense decreased from $133,000 in 1995 to $37,000 in 1996 as a result of an increase in interest income and a decrease in interest expense as lease obligations were fulfilled. Other income increased in 1997 to $101,000 as interest income increased to $140,000 while interest expense declined to $27,000, reflecting the Company's increased cash position due to the sales of equity securities throughout the year.

    TAXES. There was no provision for federal income taxes in 1995, 1996, or 1997 as the Company has continued to incur net operating losses. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $39,153,000, which expire in years 2003 through 2012, if not utilized. The Company's net operating loss carryforwards and certain other tax attributes (including its research credit of approximately $1,825,000 at December 31, 1997) would be limited to an annual utilization for losses and credits for periods prior to 1996 of approximately $700,000. This limitation may result in the expiration of net operating losses and credits before utilization.

    PREFERRED STOCK. In 1997, the Company amortized a total of $2,019,000 related to the conversions of its Series B and Series C Convertible Preferred Stock during the year into Common Stock at a discount from the fair market value of the Common Stock, and recorded dividends of $90,000 on these securities. In December 1997, the Company issued $10,000,000 of its Series A Convertible Preferred Stock; while the Company will not recognize a conversion discount with respect to the Series A Convertible Preferred Stock, it will pay a 5% cumulative dividend on these shares while they remain outstanding in cash or, at the Company's option, in shares of Common Stock.

    YEAR 2000. The Company does not expect that issues relating to the Year 2000 problem will be significant to its financial condition or results of operations. No significant modifications to its computer system are necessary to address Year 2000 issues, and it does not anticipate that any issues affecting its suppliers and customer will affect the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception through December 31, 1997, the Company's principal sources of liquidity have been net proceeds from the sale of equity totaling $58.7 million and DARPA research funding and subcontracts totaling $19 million. Billings under the current contracts and subcontracts with DARPA are expected to approximate $900,000 in 1998. At December 31, 1997, the Company had $13.3 million in cash and had no bank line of credit.

    During 1998, the Company's working capital needs will depend primarily upon personnel costs and the cost of inventory, as well as manufacturing startup costs, inventory and receivable financing associated with the production and sale of MTA systems and research and development expenses related to future implementations of the MTA system. In 1997, overall wages and benefits increased by about 21% over 1996 to $6.2 million, while total expenses related to inventory increased in 1997 to approximately $5.7 million, a $4.8 million increase over 1996; these expenses are expected to increase in 1998. The Company has experienced delays in the development of particular components of the MTA system which have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital. Personnel and operating costs will be required to support ongoing research, development and engineering efforts, development of a customer service organization, increases in sales and marketing efforts, and capital expenditures for leased equipment.

    Although the Company believes that its current funds, together with revenue from anticipated sales of MTA systems, may be adequate to continue current levels of business operations through 1998, the Company may require further additional working capital if the sales of the MTA system are substantially delayed. The Company may raise additional equity capital in 1998, even if revenues are received from the sale of MTA systems when anticipated, in order to enhance its financial position for future operations. There can be no assurance that any additional financing will be available on acceptable terms when needed or, if available, will be available on satisfactory terms or that such financings will not be dilutive to the Company's shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is a "small business issuer," as defined under the applicable rules under the Securities Exchange Act of 1934, and is not required to provide the information set forth in Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 1996 and December 31, 1997......................................F1

Statements of Operations for the three years ended December 31, 1997 and from inception........F2

Statements of Shareholders' Equity from inception through December 31, 1997....................F3

Statements of Cash Flows for the three years ended December 31, 1997 and from inception........F9

Notes to Financial Statements..................................................................F10

Independent Auditors' Report...................................................................F19


QUARTERLY FINANCIAL DATA
(in thousands, except per share data)

    The following table presents unaudited quarterly financial information for the two years ended December 31, 1997. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                              1996                                            1997
                         ----------------------------------------------- -----------------------------------------------
For quarter ended:
                            3/31        6/30        9/30       12/31        3/31         6/30      9/30        12/31
                            ----        ----        ----       -----        ----         ----      ----        -----

Revenue                                                                                                      $       74

Gross Profit                                                                                                 $       21

Net Operating Expense    $   3,527   $   3,721   $  2,586   $   2,206   $   2,401    $   3,555   $  4,380        $5,520

Loss for Common
    Stock                $  (3,551)  $  (3,737)  $ (2,574)  $  (2,215)  $  (2,415)   $  (3,940)  $ (4,775)   $  (6,734)
Loss Per Common
    Share                $   (0.90)  $   (0.79)  $  (0.41)  $   (0.35)  $   (0.36)   $   (0.55)  $  (0.46)   $   (0.61)


    The Company's future operating results may be subject to quarterly fluctuations as a result of a number of factors, including the timing of deliveries of the Company's products. See "Business - Risk Factors." Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

TERA COMPUTER COMPANY
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------

                                                         1996               1997
                                                     ------------       ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   928,760        $ 13,329,115
   Accounts receivable                                    40,045              99,696
   Related party receivable                                                  368,008
   Inventory                                             851,960           4,290,873
   Advances to suppliers                                 310,077             325,385
   Other assets                                          146,350             410,754
   Stock subscriptions receivable                      1,074,997
                                                     -----------         -----------
          Total current assets                         3,352,189          18,823,831

PROPERTY AND EQUIPMENT, NET                            1,182,422           1,914,925

LEASE DEPOSITS                                            81,902             120,629
                                                     -----------         -----------
          TOTAL                                      $ 4,616,513        $ 20,859,385
                                                     ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $ 1,070,242         $ 2,138,343
   Accrued payroll and related expenses                1,712,971           1,713,553
   Potential contract adjustments                        250,000             250,000
   Current portion of obligations under
      capital leases                                     340,765             379,597
                                                     ------------        -----------

          Total current liabilities                    3,373,978           4,481,493

OBLIGATIONS UNDER CAPITAL LEASES,
  Less current portion                                   114,474             532,321

SHAREHOLDERS' EQUITY:
   Preferred stock, par $.01 -- Authorized,
      5,000,000 shares; 10,000 shares issued
      and outstanding of Series A convertible                              8,545,709
         Liquidity preference -- $11,512,777
   Common Stock, par $.01 -- Authorized,
      25,000,000 shares; issued and outstanding,
      6,496,815 and 11,248,096 shares                 27,098,153          52,208,938
   Common Stock subscribed                             1,074,997
   Accumulated deficit                               (27,045,089)        (44,909,076)
                                                    ------------         -----------
          Total shareholders' equity                   1,128,061          15,845,571
                                                    ============        ============
          TOTAL                                      $ 4,616,513        $ 20,859,385
                                                    ============        ============


                                                                             ---
See notes to financial statements.                                            F1

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997, AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                               INCEPTION
                                                                                THROUGH
                                                                              DECEMBER 31,
                                    1995          1996           1997             1997
                                ------------  ------------  ---------------  -------------
REVENUE
  Service revenue                $             $               $    73,531    $    73,531

OPERATING EXPENSES:
  Cost of sales                                                    (51,891)       (51,891)
  Research and development        (6,679,492)   (10,503,747)   (13,546,785)   (52,179,985)
  Marketing and sales               (281,113)      (664,911)    (1,119,431)    (2,950,300)
  General and administrative        (748,569)    (1,057,168)    (1,561,145)    (6,373,612)
                                 -----------   ------------   ------------  -------------
                                  (7,709,174)   (12,225,826)   (16,205,721)   (61,482,257)
RESEARCH FUNDING                   2,196,288        185,236        349,407     19,004,252
                                 -----------   ------------   ------------     ----------
    Net operating expenses        (5,512,886)   (12,040,590)   (15,856,314)   (42,478,005)

OTHER INCOME (EXPENSE)              (133,445)       (36,748)       101,085       (322,313)
                                 -----------   ------------    -----------      ---------

NET LOSS                          (5,646,331)   (12,077,338)   $15,755,229)   (42,800,318)

PREFERRED STOCK DIVIDEND                                           (89,964)       (89,964)

AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                                              (2,018,794)    (2,018,794)
                                ------------   ------------   ------------     ----------
LOSS FOR COMMON STOCK             (5,646,331)  $(12,077,338)  $(17,863,987)  $(44,909,076)
                                ============   ============   ============     ==========

LOSS PER COMMON SHARE           $      (2.13)  $      (2.27)  $      (2.03)  $     (20.47)
                                ============   ============   ============     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      2,646,243      5,320,785      8,784,943      2,193,839
                                ============   ============   ============     ==========


                                                                             ---
See notes to financial statements.                                            F2

TERA COMPUTER COMPANY
(a development stage company)
STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                       Convertible preferred stock
                                     -------------------------------------------------------------------
                                     Series A      Series B      Series C      Series D      Series E
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 7, 1987            $     --      $     --      $     --      $     --      $     -- $
    Common Stock(1)

BALANCE, December 31, 1987
    Series A preferred stock(2)          215,000
    Common stock(3)
    Series B preferred stock(4)                         486,240
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1988                215,000       486,240
    Common stock(5)
    Series B preferred stock(6)                          54,760
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1989                215,000       541,000
    Common stock(7)
    Series B preferred stock(8)                             948
    Series C preferred stock(9)                                       460,000
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1990                215,000       541,948       460,000
    Common stock(10)
    Series A preferred stock(11)           35,000
    Series C preferred stock(12)                                      430,453
    Series D preferred stock(13)                                                    260,000
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1991                250,000       541,948       890,453       260,000
    Common stock(14)
    Series D preferred stock(15)                                                    521,498
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1992                250,000       541,948       890,453       781,498
    Common stock(16)
    Series D preferred stock(17)                                                     30,000
    Series E preferred stock(18)                                                                  893,876
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1993                250,000       541,948       890,453       811,498       893,876
    Additional paid-in capital(19)
    Common stock(20)
    Series E preferred stock(21)                                                                1,669,994
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1994                250,000       541,948       890,453       811,498     2,563,870
    Common stock(22)
    Series E preferred stock(23)                                                    402,340
    Common stock(24)
    Common stock(25)
    Common stock(26)                     (250,000)     (541,948)     (890,453)     (811,498)   (2,966,210)
    Common stock(27)
    Common stock(28)
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1995
    Common stock(29)
    Common stock(30)
    Series A preferred stock(31)        6,888,194
    Common stock(32)
    Common stock(33)
    Common stock(34)                   (6,888,194)
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1996
    Common stock(35)
    Common stock(36)
    Series B preferred stock(37)                      2,829,102
    Common stock(38)
    Common stock(39)
    Common stock(40)                                 (2,829,102)
    Common stock(41)
    Series C preferred stock(42)                                    4,962,171
    Common stock(43)
    Common stock(44)                                               (4,962,171)
    Common stock(45)
    Series A preferred stock(46)        8,545,709
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1997           $  8,545,709  $     --      $     --      $    --       $     --
                                     ============  ============  ============  ============  ============


                                              Common        Accumulated
                                               Stock          deficit            Total
                                         -----------       ------------       ------------
BALANCE, December 7, 1987                $     --          $      --          $      --
    Common Stock(1)                              500                                   500
                                         -----------       ------------       ------------
BALANCE, December 31, 1987                       500                                   500
    Series A preferred stock(2)                                                    215,000
    Common stock(3)                            8,000                                 8,000
    Series B preferred stock(4)                                                    486,240
    Net loss                                                   (455,684)          (455,684)
                                         -----------       ------------       ------------
BALANCE, December 31, 1988                     8,500           (455,684)           254,056
    Common stock(5)                            1,750                                 1,750
    Series B preferred stock(6)                                                     54,760
    Net loss                                                   (18,455)           (18,455)
                                         -----------       ------------       ------------
BALANCE, December 31, 1989                    10,250           (474,139)           292,111
    Common stock(7)                            1,550                                 1,550
    Series B preferred stock(8)                                                        948
    Series C preferred stock(9)                                                    460,000
    Net loss                                                 (1,459,889)        (1,459,889)
                                         -----------       ------------       ------------
BALANCE, December 31, 1990                    11,800         (1,934,028)          (705,280)
    Common stock(10)                           4,016                                 4,016
    Series A preferred stock(11)                                                    35,000
    Series C preferred stock(12)                                                   430,453
    Series D preferred stock(13)                                                   260,000
    Net loss                                                   (348,201)          (348,201)
                                         -----------       ------------       ------------
BALANCE, December 31, 1991                    15,816         (2,282,229)          (324,012)
    Common stock(14)                           4,000                                 4,000
    Series D preferred stock(15)                                                   521,498
    Net loss                                                 (2,127,603)        (2,127,603)
                                         -----------       ------------       ------------
BALANCE, December 31, 1992                    19,816         (4,409,832)        (1,926,117)
    Common stock(16)                         267,846                               267,846
    Series D preferred stock(17)                                                    30,000
    Series E preferred stock(18)                                                   893,876
    Net loss                                                 (2,788,930)        (2,788,930)
                                         -----------       ------------       ------------
BALANCE, December 31, 1993                   287,662         (7,198,762)        (3,523,325)
    Additional paid-in capital(19)           668,337                               668,337
    Common stock(20)                          88,307                                88,307
    Series E preferred stock(21)                                                 1,669,994
    Net loss                                                 (2,122,658)        (2,122,658)
                                         -----------       ------------       ------------
BALANCE, December 31, 1994                 1,044,306         (9,321,420)        (3,219,345)
    Common stock(22)                          13,545                                13,545
    Series E preferred stock(23)                                                   402,340
    Common stock(24)                       3,629,400                             3,629,400
    Common stock(25)                       8,409,606                             8,409,606
    Common stock(26)                       5,460,109
    Common stock(27)                          11,612                                11,612
    Common stock(28)                         491,240                               491,240
    Net loss                                                 (5,646,331)        (5,646,331)
                                         -----------       ------------       ------------
BALANCE, December 31, 1995                19,059,818        (14,967,751)         4,092,067
    Common stock(29)                          59,228                                59,228
    Common stock(30)                          14,604                                14,604
    Series A preferred stock(31)                                                 6,888,194
    Common stock(32)                           1,311                                 1,311
    Common stock(33)                       2,149,995                             2,149,995
    Common stock(34)                       6,888,194
    Net loss                                                (12,077,338)       (12,077,338)
                                         -----------       ------------       ------------

BALANCE, December 31, 1996                28,173,150        (27,045,089)         1,128,061
    Common stock(35)                       1,244,136                             1,244,136
    Common stock(36)                       1,060,405                             1,060,405
    Series B preferred stock(37)                                                 2,829,102
    Common stock(38)                         105,296                               105,296
    Common stock(39)                      10,585,646                            10,585,646
    Common stock(40)                       3,625,975           (811,589)           (14,716)
    Common stock(41)                          17,500                                17,500
    Series C preferred stock(42)                                                 4,962,171
    Common stock(43)                          87,365                                87,365
    Common stock(44)                       6,259,340         (1,297,169)
    Common stock(45)                         118,125                               118,125
    Series A preferred stock(46)             932,000                             9,477,709
    Net loss                                                (15,755,229)       (15,755,229)
                                         -----------       ------------       ------------
BALANCE, December 31, 1997                52,208,938       $(44,909,076)       $15,845,571
                                         ===========       ============       ============



                                                                             ---
See notes to financial statements.                                            F3

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

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

(14) Options issued under the 1988 stock plan were exercised in lieu of directors' fees and travel expenses for 1,419 and 4,257 shares of common stock at the option price of $0.35 per share on December 31, 1992; and for 2,270 shares of common stock at the exercise price of $0.88 per share on December 31, 1992. TERA COMPUTER COMPANY (a development stage company)



                                                                             ---
See notes to financial statements.                                            F4

PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

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



                                                                             ---
See notes to financial statements                                             F5

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

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

(34) On December 11, 1996, 2,360,000 shares of Series A preferred stock were converted into the same number of shares of common stock. TERA COMPUTER COMPANY (a development stage company)



                                                                             ---
See notes to financial sgtatements.                                           F6

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

(35) Options were exercised under the 1988 stock option plan between March 12, 1997 and December 29, 1997, for cash, as follows: 7,827 shares at $0.35 per share, 6,244 shares at $0.88 per share, 96,299 shares at $1.76 per share net of 30,655 shares at $1.76 per share for shares exercised against notes receivable, and 1,960 shares at $5.28 per share; options were exercised under the 1993 stock option plan between March 12, 1997 and September 17, 1997, for cash, for 19,201 shares at $0.35 per share; and options were exercised under the 1995 stock option plan between May 15, 1997 and December 15, 1997, for cash, as follows: 500 shares at $4.00 per share, 1,250 shares at $4.125 per share, 1,000 shares at $4.813 per share, 989 shares at $4.87 per share, 5,998 shares at $5.00 per share, 3,166 shares at $5.25 per share, and 25,000 shares at $5.50 per share. A $902,402 compensation expense was recognized for performance-based options.

(36) The Company issued 299,332 shares of common stock, 6,666 redeemable stock purchase warrants and 68,167 private warrants exercisable at $6.00 per share for a total of $1,122,540, in a private placement completed on March 21, 1997, less issuance costs of $62,135. In connection with this offering, the Company issued 29,041 warrants exercisable at $6.00 per share to a sales agent.

(37) The Company issued 3,000 shares of Series B preferred stock at $1,000 per share on March 24, 1997, for $3,000,000, less issuance costs of $170,898.

(38) The Company issued 21,577 shares at a purchase price of $4.88 per share pursuant to the 1996 Employee Stock Purchase Plan on May 7, 1997.

(39) The Company issued 2,838,665 shares of common stock in connection with the exercise of its redeemable stock purchase warrants for an aggregate sum of $10,652,635 or $4.00 per share, less transaction costs of $66,989, on June 25, 1997. All remaining redeemable stock purchase warrants were redeemed at $ .05 per warrant.

(40) The Company issued an aggregate of 740,266 shares of common stock in connection with the conversion of all of the Series B preferred shares issued in March 1997, including in payment of accrued dividends thereon, from July 1, 1997 through August 8, 1997. The Company also paid cash dividends of $14,716 on these shares.

(41) The Company issued 4,000 shares at $4.38 per share, for services rendered by an independent consultant on August 6, 1997.

(42) The Company issued 5,000 shares of Series C preferred stock at $1,000 per share on September 26, 1997, for $5,000,000, less issuance costs of $37,829.

(43) The Company issued 19,159 shares of common stock at a purchase price of $4.56 per share pursuant to the 1996 Employee Stock Purchase Plan on September 30, 1997.

(44) The Company issued an aggregate of 478,526 shares of common stock in connection with the conversion of all of the Series C preferred shares issued in September 1997, including in payment of accrued dividends thereon, from November 5 through December 9, 1997. TERA COMPUTER COMPANY (a development stage company)



                                                                             ---
See notes to financial statements.                                            F7

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

(45) The Company issued 30,000 shares of common stock pursuant to the exercise of warrants for cash at an exercise price of $3.9375 per share on December 9, 1997.

(46) The Company issued 10,000 shares of its Series A preferred stock and 125,000 common stock purchase warrants exercisable at $19.185 per share, for a total consideration of $9,500,000, less issuance costs of $22,291, on December 23, 1997. The value of the warrants has been calculated at $932,000.






















                                                                             ---
See notes to financial statements.                                            F8

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1996 AND 1997, AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                                                  INCEPTION
                                                                                                                   THROUGH
                                                                                                                 DECEMBER 31,
                                                          1995               1996               1997                1997
                                                      ------------       ------------       -------------      ------------
OPERATING ACTIVITIES:
  Net loss                                             $(5,646,331)      $(12,077,338)      $(15,755,229)      $(42,800,318)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                            414,953            836,964            801,753          2,703,300
  Loss on disposal of assets                                                   20,616              8,087             30,270
Cash provided (used) by changes in
    operating assets and liabilities:
  Accounts receivable                                      272,572              2,020            (59,651)           (99,696)
  Inventory                                                                  (851,960)        (3,438,913)        (4,290,873)
  Other assets                                            (192,995)            89,772           (303,131)          (531,383)
  Accounts payable and other accrued liabilities          (793,869)           384,127          1,068,100          2,388,343
  Accrued payroll and related expenses                    (241,501)           420,345                582          1,713,553
  Deferred research funding                               (115,177)
  Advances to suppliers                                   (982,972)           672,895            (15,308)          (325,385)
                                                      ------------       ------------       ------------       ------------
Net cash used by operating activities                   (7,285,320)       (10,502,559)       (17,693,709)       (41,212,188)
INVESTING ACTIVITIES:
  Purchase of property and equipment                    (1,348,809)          (423,151)        (1,542,344)        (4,201,023)
  Proceeds from disposal of assets                                             24,500                                83,226
                                                      ------------       ------------       ------------       ------------
Net cash used by investing activities                   (1,348,809)          (398,651)        (1,542,344)        (4,117,797)
FINANCING ACTIVITIES:
  Bank borrowings                                                                                                   800,000
  Bank repayment                                                                                                   (800,000)
  Related party receivable                                                                      (368,008)          (368,008)
  Shareholder receivable                                                   (1,074,997)         1,074,997
  Issuance of notes payable                                                                                       1,004,726
  Repayment of notes payable                              (621,230)                                              (1,079,726)
  Sale of common stock                                  18,015,512          2,226,407         21,927,031         50,100,181
  Sale (conversion) of preferred stock                  (5,057,769)         6,886,925          8,545,709          8,545,709
  Capital leases, net                                      561,552           (493,085)           456,679            456,218
                                                      ------------       ------------       ------------       ------------
Net cash provided by financing activities               12,898,065          7,545,250         31,636,408         58,659,100
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   4,263,936         (3,355,960)        12,400,355         13,329,115
CASH AND CASH EQUIVALENTS:
  Beginning of period                                       20,784          4,284,720            928,760
                                                      ------------       ------------       ------------       ------------
  End of period                                         $4,284,720           $928,760        $13,329,115        $13,329,115
                                                      ============       ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                                    $205,197           $117,732            $97,598           $596,281
                                                      ============       ============       ============       ============


Notes payable of $1,249,400 were converted into 88,657 shares of common stock on September 29, 1995.

The Company issued convertible notes in the amount of $2,380,000 during July 1995 which were converted into 528,889 shares of common stock on September 29, 1995.



                                                                             ---
See notes to financial statements.                                            F9

TERA COMPUTER COMPANY
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: Tera Computer Company (the Company) was incorporated in December 1987 for the purpose of designing, developing, and marketing high performance general purpose parallel computer systems. In 1997, the Company completed development work on its initial prototype hardware and commenced production of its initial production system. The Company currently is in transition from a development stage enterprise to a production company.

Through 1997, no revenue had been generated from product sales. The Company intends to fund its ongoing expenses, including personnel costs, cost of inventory, manufacturing start-up costs and research, development and engineering costs, primarily through use of current cash resources and anticipated revenues from sales of MTA systems. If such sales do not occur or are delayed, then management plans to obtain funding through additional equity and/or debt financings. If the Company does not receive adequate funds, then it would be required to reduce current expenditures, including funds spent on personnel and research and development.

REVENUE RECOGNITION: The Company will recognize revenue from sales of MTA systems as such systems, including resource modules, are accepted by customers. Maintenance revenues generally will be recognized ratably over the term of the maintenance contract. Service revenues are generally recognized as services are performed.

The Company's revenues in 1997 were for services performed under an evaluation subcontract with the San Diego Supercomputer Center, which is the prime contractor with the Defense Advanced Research Projects Agency ("DARPA"). This subcontract expires at the end of 1998.

RESEARCH FUNDING: Research funding is recorded upon submission of vouchers for payment pursuant to government contracts. In July 1991, the Company entered into a three-year, cost-sharing contract with DARPA, which expired in December 1996. The Company billed the entire $15.5 million committed under this contract by the end of 1995. In September 1995, the Company entered into a $1 million, three-year, cost-sharing contract with DARPA. As of December 31, 1997, the Company had billed $542,000 under this contract.

RESEARCH AND DEVELOPMENT: Research and development costs include costs incurred in the development and production of the Company's initial prototype system, hardware and software development expenses, costs incurred to enhance and support existing software features and expenses related to future implementations of the MTA system. Research and development costs are expensed as incurred.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

INVENTORY: Inventory is valued at standard costs that approximate actual costs, computed on a first-in, first-out basis, not in excess of market values.



                                                                             ---
                                                                             F10

PROPERTY AND EQUIPMENT: Property and equipment consist of office furniture, equipment, software, and computer equipment and are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the classes of assets, which generally range from three to seven years. Equipment under capital leases is depreciated over the lease term. Maintenance and repairs which do not increase the value of an asset nor extend its useful life are charged to expense as incurred.

INCOME TAXES: Effective January 1, 1993, the Company has accounted for taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Its adoption had no impact on previous periods.

LOSS PER SHARE: Loss per share is computed on the basis of the weighted average number of common shares outstanding during the period after giving effect for any dilutive stock options, warrants and convertible preferred stock. For the years ended December 31, 1995, 1996 and 1997, options, warrants and convertible preferred stock outstanding that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share.

STOCK SPLIT: Share and per share amounts have been restated to reflect a reverse stock split of approximately one-for-3.5231 in September 1995.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  SIGNIFICANT RISKS AND UNCERTAINTIES

MANUFACTURING RISKS AND RELIANCE ON THIRD-PARTY SOLE SOURCE SUPPLIERS: The Company's ability to build its computer systems is dependent upon several third-party sole or limited source suppliers. The failure of any of these suppliers to deliver components that meet the Company's specifications would cause delays which would severely affect the Company's business. The Company has experienced such problems already, resulting in delays in the fabrication of the Company's initial prototype and the delivery of its MTA system to the San Diego Supercomputer Center and increasing the demands upon the Company's financial resources.

MARKETING RISKS: The Company's initial market will be U.S. and foreign government agencies and research laboratories, which constitute more than one-half of the market for very high performance computer systems. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. A change of policy or funding by the U.S. Government or foreign governments that results in a reduction of, or delays in, funding of certain high technology programs employing high performance computing could have a major impact on the market for very high performance computer systems, and would materially and adversely affect the Company's business and results of operations. In addition, the Company's ability to export their products could depend on U.S. Government policy related to high technology exports.

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



                                                                             ---
                                                                             F11

NOTE 3:  RELATED PARTY RECEIVABLE

The Company received promissory notes in the aggregate principal amount of $317,716 and other commitments which net to $50,292 from certain of its employees in connection with the exercise of stock options in 1997. The notes generally are payable in twelve months or less, bear interest at the rate of 5.68% and 5.84% per year, and are secured by pledges of the stock received upon such exercises.


NOTE 4:  INVENTORY

As of December 31, 1996 and 1997, the Company's inventory consisted of components, subassemblies, and work in process, as follows:

                                           1996                       1997
                                           ----                       ----
Components and subassemblies             $851,960                 $3,405,120
Work in process                                                      885,753
                                         --------                 ----------
                                         $851,960                 $4,290,873
                                         ========                 ==========


NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                   1996                       1997
                                                   ----                       ----
Computer and electronic equipment            $ 2,247,011                   $3,337,827
Computer software                                527,650                      886,030
Furniture, fixtures and equipment                279,944                      347,117
                                             -----------                   ----------
                                               3,054,605                    4,570,974
Less accumulated depreciation and
  amortization                                (1,872,183)                  (2,656,049)
                                             -----------                   ----------
                                             $ 1,182,422                   $1,914,925
                                             ===========                   ==========

Depreciation and amortization expense was $414,953, $836,964 and $801,753 for 1995, 1996 and 1997, respectively.


NOTE 6:  LEASES

The Company has acquired computer and other equipment under capital lease lines of credit in the amount of $406,927 and $890,785, net of accumulated amortization of $394,018 and $804,526 in 1996 and 1997. See Note 5 above. The capital lease line of credit for $800,000, of which $500,000 had been expended as of December 31, 1997, expired on that date. An interim lease line of credit for $425,000 was granted on January 9, 1998 which will expire on April 30, 1998; the Company expects to enter into another lease line of credit at that time.

The Company leases its office space in Seattle under an operating lease. Sales offices are rented pursuant to month-to-month or similar arrangements. The Company has executed a ten-year lease beginning on November 1, 1998 for a new facility to house all of its Seattle operations. Under this lease the Company initially will occupy approximately 85,000 square feet and in three years will occupy approximately 132,000 square feet.



                                                                             ---
                                                                             F12

Minimum lease commitments are:

                                                Capital            Operating
                                                leases             leases
                                              ----------         -----------
       1998                                   $  476,908         $ 1,040,000
       1999                                      375,570           2,032,000
       2000                                      226,448           2,003,000
       2001                                                        2,228,000
       2002                                                        3,015,000
       Later years                                                18,204,000
                                              ----------          ----------
                                               1,078,926          28,522,000
Less amounts representing interest               167,009
                                              ----------         ----------
                                              $  911,917         $28,522,000
                                              ==========         ===========

Minimum operating lease expenses for 1995, 1996 and 1997 were $524,442, $585,017 and $601,215, respectively.

NOTE 7:  COMMITMENTS

The Company is contractually committed to acquire components, and manufacturing and engineering services totaling $3,450,000 and $1,692,000, of which $310,000 and $325,000 had been advanced to suppliers as of December 31, 1996 and December 31, 1997, respectively.


NOTE 8:  FEDERAL INCOME TAXES

Due to the Company's loss position, there was no provision for income taxes for the period from December 7, 1987 (inception) through December 31, 1997.

As of December 31, 1995, 1996 and 1997, the Company had federal net operating loss carryforwards of approximately $11,930,000, $24,063,000 and $39,153,000, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $1,106,000, $1,283,000 and $1,825,000, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2012 if not utilized.

The Company's September 1995 initial public offering resulted in a change in stock ownership of the Company as defined by Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carryforwards incurred prior to the public offering are limited to an annual utilization of approximately $700,000. The research and experimentation credit is similarly limited. The annual limitations may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows at December 31:

                                                1995                   1996               1997
                                                ----                   ----               ----

Warranty reserve                              $    85,000       $      85,000       $     85,000
Accrued compensation                              291,000             419,000            236,000
Other                                              31,000              32,000              6,000
Research and experimentation                    1,106,000           1,283,000          1,825,000
Net operating loss carryforwards                3,919,000           8,181,000         13,312,000
                                              -----------       -------------       ------------
      Total deferred tax assets                 5,432,000          10,000,000         15,464,000
                                              -----------       -------------       ------------
Valuation allowance for deferred tax assets   $(5,432,000)       $(10,000,000)      $(15,464,000)
                                              ===========       =============       ============



                                                                             ---
                                                                             F13

NOTE 9:  SHAREHOLDERS' EQUITY

PREFERRED STOCK: In 1997, the Company issued 3,000 shares of Series B convertible preferred stock for $3,000,000, less issuance costs, and 5,000 shares of Series C convertible preferred stock for $5,000,000, less issuance costs, in two private placements. All shares of the Series B and Series C convertible preferred stock were converted into shares of common stock during 1997 at a discount from the market price of the underlying shares of common stock, measured over a specified period immediately prior to each conversion date. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock," the Company calculated the amount of the discount during 1997 by dividing the proceeds from the private placements by the amount of the conversion feature. With respect to the Series B and Series C preferred stock, the conversion feature was 80%, which was divided into the $8,000,000 total proceeds, resulting in an aggregate $2,000,000 discount which was amortized fully in 1997. The Series B and Series C convertible preferred stock each bore a 5% cumulative annual dividend payable in cash or, at the Company's option, in shares of common stock at the same discount from the market price of the common stock. The Company also amortized an aggregate discount of $18,794 during 1997 for dividends paid in shares of common stock.

In December 1997, the Company issued 10,000 shares of Series A convertible preferred stock with a stated value of $1,000 per share, all of which were outstanding at December 31, 1997. The Series A preferred shares may be converted into shares of common stock at any time at a conversion price equal to the lesser of $19.185 per share or the lowest sale price of the common stock during the five trading days immediately prior to the conversion.

The Company may redeem any or all of the Series A preferred shares at any time upon a minimum of 20 days notice at a redemption price equal to the greater of
(i) the sum of the stated value of the shares being redeemed and the accrued and unpaid dividends thereon times 115% plus any dividends in arrears, or (ii) the result of multiplying the number of shares issuable upon conversion of the shares being redeemed, including any accrued and unpaid dividends thereon and any dividends in arrears, times the arithmetic average of the closing prices of the common stock during the five trading days immediately prior to the redemption date.

The preferred stockholders are entitled to receive quarterly cash dividends at the rate of 5% of the stated value per annum. Dividends accrue from the date of issuance through and including the date that the shares are converted or redeemed. Dividends may be paid in cash or, at the Company's option, in common stock based on the lowest sale price during the five trading days preceding the date of payment.

Holders of Series A preferred shares have no voting rights. In the event of voluntary or involuntary liquidation, the holders of the Series A preferred shares are entitled to receive in cash, before any amount is paid to holders of common stock, an amount equal to the stated value of Series A preferred shares plus any accrued and unpaid dividends.

SECURITYHOLDER WARRANTS: At December 31, 1997, the Company had outstanding private warrants to purchase an aggregate of 214,342 shares of common stock, as follows: warrants covering 20,321 shares exercisable at $14.09 per share through September 24, 2000; warrants covering 90,488 shares exercisable at $6.00 per share through February 28, 2002; warrants covering 5,801 shares exercisable at $6.00 per share through November 7, 2005; and warrants covering 524 shares exercisable at $6.00 per share through May 21, 2006.

As part of the December 1997 issuance of its Series A convertible preferred stock, the Company also issued warrants to the holders of the Series A preferred shares to purchase 125,000 shares of common stock. The warrants are exercisable through December 23, 2002, at an exercise price of $19.185 per share.



                                                                             ---
                                                                             F14

REPRESENTATIVE WARRANTS: In 1997, The Company issued warrants to purchase 700,000 shares of common stock at an exercise price of $3.9375 per share, expiring on April 21, 2002, and warrants to purchase 300,000 shares of common stock at an exercise price of $4.50 per share, expiring on June 25, 2002 in exchange for certain financial advisory services and the cancellation of earlier warrants issued as representative warrants in connection with the Company's 1995 initial public offering and sales agent's warrants issued in connection with a 1996 private placement. At December 31, 1997, warrants to purchase 670,000 shares of common stock at $3.9375 per share and warrants to purchase 300,000 shares of common stock at $4.50 per share were outstanding.

STOCK OPTIONS: The Company's 1988 Employee Stock Option Plan ("1988 Plan") provided for issuance to eligible employees and advisors of incentive stock options and nonstatutory stock options to purchase common stock at or below fair market value at the date of grant. Outstanding options expire ten years from the date of grant and are generally exercisable in full upon grant, but are subject to repurchase rights based on a four-year vesting schedule and rights of first refusal. The 1988 Plan was terminated by the Board of Directors in 1995. Options for 453,107 shares remain outstanding under the 1988 Plan as of December 31, 1997.

Options for 58,301 shares granted under the 1988 Plan to certain employees, including executive officers, contained performance conditions for exercise, permitting one-half of the options to be exercised when the Company's MTA system exceeded certain benchmark tests and upon initial shipment of the MTA system to a customer. In addition, Burton J. Smith and James E. Rottsolk, the respective Chairman and President of the Company, together matched the Company's options with options covering the same number of shares and containing the same terms on shares of the Company's common stock which they owned. The performance criteria were satisfied in 1997, and all such options were exercised. In connection with these exercises, the Company recognized as compensation expense the aggregate amount of $902,402, measured as the difference between the fair market value of the Company's common stock on the day the performance criteria were satisfied and the $1.76 per share exercise price. The Company also accepted notes as payment for the exercise price and related payroll taxes from certain employees, including two executive officers. See Note 3, above.

In 1993, the Company established the 1993 Employee Stock Option Plan ("1993 Plan"). The 1993 Plan made available options for 283,840 shares to be issued to eligible employees and advisors. Outstanding options expire five years from the date of grant, with vesting provisions to be specified upon grant, although options generally vest over four or five year periods. The 1993 Plan was terminated by the Board of Directors in 1995. Options for 98,781 shares remain outstanding under the 1993 Plan as of December 31, 1997.

In 1995, the Company established the 1995 Employee Stock Option Plan ("1995 Plan"). As amended, the 1995 Plan permits options for 2,000,000 shares to be issued to eligible employees, officers, or agents of the Company. Outstanding options expire ten years from the date of grant, with vesting provisions to be specified upon grant, although options generally vest over four or five year periods. As of December 31, 1997, options covering 532,483 shares of common stock remained available for grant under the 1995 Plan.

In 1995, the Company established the 1995 Independent Directors Stock Option Plan ("1995 Directors Plan"). The 1995 Directors Plan makes available 100,000 shares to be issued to independent directors only, with options covering 1,500 shares of common stock awarded for each year of the term for which each director is elected or re-elected at an exercise price equal to the fair market value of the common stock on the date of award. Outstanding options expire ten years from the date of grant. Options vest cumulatively, with 1,500 shares becoming exercisable for each year that the optionee remains a director. As of December 31, 1997, 83,500 shares remained available for grant under the 1995 Directors Plan.



                                                                             ---
                                                                             F15

The following table summarizes plan activity under the Company's Stock Option Plans for the three years ended December 31, 1997:

                                                     Number of Shares
-----------------------------------------------------------------------------------------------------------------------------
                                          Wgdt.                    Wgdt.                     Wgdt.                      Wgdt.
                                          avg.                     avg.                      avg.           1995        avg.
                             1988         exer.        1993        exer.        1995         exer.        Directors     exer.
        Options              Plan         price        Plan        price        Plan         price          Plan        price
        -------              ----         -----        ----        -----        ----         -----          ----        -----
Outstanding at
     December 31, 1994       625,884      $1.96      133,746       $0.35

      Granted                 56,386       5.28                               255,450        $5.00
      Exercised              (19,710)      1.97      (12,020)       0.33
      Canceled               (42,884)      2.65                                (1,000)        5.00
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1995       619,676      $2.24      121,726       $0.35      254,450        $5.00
Exercisable at
     December 31, 1995       445,616      $1.71      121,726       $0.35

      Granted                                                                 878,650         5.21          12,000      $5.50
      Exercised              (29,670)      1.49       (3,744)       0.35

      Canceled               (20,053)      4.85                               (19,467)        4.92
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1996       569,953      $2.21      117,982       $0.35    1,111,133        $5.16          12,000      $5.50
Exercisable at
     December 31, 1996       460,181      $1.97      117,982       $0.35       82,595        $4.99

      Granted                                                                 412,357         6.43           4,500
      Exercised             (112,330)      1.67      (19,201)       0.35      (37,903)        5.30
      Canceled                (4,516)      4.48                               (18,020)        4.51
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1997       453,107      $2.32       98,781       $0.35    1,467,517        $5.52          16,500      $5.16
                             =======      =====       ======       =====    =========        =====          ======      =====

Exercisable at
     December 31, 1997       435,376      $2.20       98,781       $0.35      391,152        $5.11           6,000      $5.50



The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                                          Options Exercisable
           ---------------------------------------------------------------------------      -----------------------------------
                                                      Weighted-
                                 Outstanding           average                               Exercisable
              Range of              as of             remaining           Weighted-             as of               Weighted
              exercise           December 31,        contractual           average           December 31,            average
               prices                1997               life            exercise price           1997            exercise price
               ------                ----               ----            --------------           ----            --------------
           $ 0.00 - $ 2.00         413,714               2.6            $ 0.93                  413,634                $0.93
           $ 2.01 - $ 4.00          44,237               7.9              3.78                   17,591                 3.56
           $ 4.01 - $ 6.00       1,528,154               8.4              5.23                  434,090                  5.1
           $ 6.01 - $10.00
           $10.01 - $12.00           5,000               9.8             11.50
           $12.01 - $14.00          28,500               9.7             13.30
           $14.01 - $16.00           2,000               9.6             16.00
           $16.01 - $18.00          14,300               9.6             17.70
                                 ---------               ---            ------                  -------                -----
                                 2,035,905               7.2            $ 4.56                  865,315                $3.08
                                 =========               ===            ======                  =======                =====



                                                                             ---
                                                                             F16

In 1996, the Company established an Employee Stock Purchase Plan ("1996 ESPP"). The maximum number of shares of the Company's common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP is the lower of (a) 85% of the fair market value of the Company's Common Stock at the beginning of each six month offering period or (b) the fair market value of the Common Stock at the end of each six month offering period.

FAIR VALUE INFORMATION: The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's loss for common stock and loss per common share for the years ended December 31, 1995, 1996 and 1997 would have been increased to the pro forma amounts indicated below:


    Loss for common stock --

                                  1995                  1996                   1997              Inception to Date
                                  ----                  ----                   ----              -----------------
    As reported                $(5,646,243)         $(12,077,338)           $(17,863,987)          $(44,909,076)
    Pro forma                  $(5,901,930)         $(12,893,740)           $(19,359,707)          $(47,476,885)


    Loss per common and common equivalent share --

                                      1995                  1996                   1997          Inception to Date
                                      ----                  ----                   ----          -----------------
    As reported                      $(2.13)              $(2.27)                (2.03)                   $(20.47)
    Pro forma                        $(2.23)              $(2.42)                (2.20)                   $(21.64)

    The estimated fair values of options granted during 1995, 1996 and 1997 were $4.62, $4.76 and $5.85 per share, respectively; these fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 101%, risk-free interest rate of 5.58%, 6.50% and 5.74% for 1995, 1996 and 1997, respectively, and an expected term of 9.75 years. Pro forma compensation cost of options granted under the 1996 ESPP is measured based on the discount from market value.

    The pro forma disclosure above includes the amortization of the fair value of all options granted during 1995, 1996 and 1997. If only options granted during 1996 and 1997 were valued, as prescribed by SFAS No. 123, pro forma loss for common stock would have been $12,666,857 and $18,994,325, and loss per common share would have been $2.38 and $2.16 for 1996 and 1997.

Because SFAS No. 123 does not apply to awards granted prior to 1995, the resulting compensation expense reflected in the pro forma disclosure above may not be indicative of future amounts.


NOTE 10:  LOSS PER COMMON SHARE

The Company adopted SFAS No. 128, Earnings Per Share, for the year ended December 31, 1997, as required. On February 3, 1998, the SEC released Staff Accounting Bulletin (SAB) No. 98, which



                                                                             ---
                                                                             F17
requires companies to restate all prior periods presented in accordance with the provisions of SFAS No. 128, including those periods prior to an initial public offering.

The weighted average number of shares outstanding used to compute basic loss per share were 2,646,243, 5,320,785 and 8,784,943 for the years ended December 31, 1995, 1996 and 1997, respectively. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

The following outstanding warrants, options and preferred stock were not included in the computation of diluted loss per share, as of December 31, because the effect was antidilutive:

                                               1995                              1996                            1997
                                -----------------------------------  ----------------------------   -----------------------------
                                                    Exercise                           Exercise                        Exercise
                                  Number              Price            Number           Price         Number             Price
                                --------------    -----------------  -------------  -------------   --------------   ------------
Stock warrants                   1,364,199        $6.00-$8.40          2,440,473    $5.94-$14.09      1,309,342      $3.94-$19.19
Common stock options               995,852        $0.35-$5.28          1,811,068    $0.35-$ 5.75      2,035,905      $0.35-$17.75
Convertible preferred                                                                                    10,000            $14.44
   stock


NOTE 11:  RETIREMENT PLAN

In 1989, the Company adopted a tax-qualified savings plan and trust, which was amended and restated as of April 1, 1994, under Section 401(k) of the Internal Revenue Code of 1986 (the "Plan"). All employees are eligible to participate as of the first day of the fiscal quarter following employment. The Plan is funded by voluntary employee salary contributions from 1% to 15% of annual compensation. The Company may make voluntary matching contributions in amounts determined annually by the Board of Directors. As of December 31, 1997, the Company had contributed $219,133 to the Plan, and has accrued $102,158 as a contribution to the Plan for 1997.



                                                                             ---
                                                                             F18

                           [DELOITTE & TOUCHE LLP LOGO]



INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Tera Computer Company
Seattle, Washington

We have audited the accompanying balance sheets of Tera Computer Company
(a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and the period from December 7, 1987 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tera Computer Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and the period from December 7, 1987 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 21, 1998


                                                                            ---
                                                                            F19

                                    PART III

    Certain information required by Part III is omitted from this Report as the Company will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 1998 pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors may be found under the caption "Election of Directors" in the Company's Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 18 and 19 hereof, under the caption "Executive Officers of the Registrant." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Board of Directors and Committee Meetings" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

    The information in the Proxy Statement set forth under the caption "Security Ownership of Certain Beneficial Holders and Management" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the last paragraph under the caption "Stock Options" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBIT LISTING

      3.1   Restated Articles of Incorporation (1)

      3.2   Restated Bylaws (1)

      4.1 Statement of Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on December 23, 1997 (7)

      10.1  1988 Stock Option Plan (2)

      10.2  1993 Stock Option Plan (2)


      10.3  1995 Stock Option Plan (2)

      10.4  1995 Independent Director Stock Option Plan (2)

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

      10.12 Agreement between the Advanced Research Projects Agency and the Registrant, Contract No. DABT63-95-C-0096, dated September 27, 1995
            (5)

      10.13 Agreement between Unisys Corporation and the Registrant, dated December 5, 1995 (5)

      10.14 Agreement between Unisys Corporation and the Registrant, dated August 16, 1996 (4)

      10.15 Cooperative Agreement between The Regents of the University of California, University of California, San Diego and the Registrant, dated November 11, 1996 (6)

      10.16 Agreement between Unisys Corporation and the Registrant, dated September 17, 1997 (8)

      10.17 Subcontract Agreement Between the Regents of the University of California and the Registrant, effective July 1, 1997

      10.18 Lease Agreement between Merrill Place, LLC and the Registrant, dated November 21, 1997.

      11.1  Computation of Earnings Per Share

      23.1  Independent Auditors' Consent

      27.1  Financial Data Schedule

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

(7) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-44137, as filed with the Commission on January 12, 1998.

(8) Incorporated by reference to Form 10-QSB, as filed with the Commission for the quarterly period ended September 30, 1997.

(b) REPORTS ON FORM 8-K
One Form 8-K, dated and filed on October 1, 1997, reported the raising of $5,000,000 through a private placement of preferred stock under Item 5.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on March 30, 1998.

                                       TERA COMPUTER COMPANY



                                       By  JAMES E. ROTTSOLK
                                           -------------------------------------
                                           James E. Rottsolk
                                           Chief Executive Officer
                                           and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 1998.

         Signature                          Title
         ---------                          -----


By       JAMES E. ROTTSOLK                  Chief Executive Officer, President
  ----------------------------------        and Director
         James E. Rottsolk



By       BURTON J. SMITH                    Chairman of the Board of Directors
  ----------------------------------        and Chief Scientist
         Burton J. Smith



By       KENNETH W. JOHNSON                 Chief Financial Officer
  ----------------------------------
         Kenneth W. Johnson



By       DAVID N. CUTLER                    Director
  ----------------------------------
         David N. Cutler



By       DANIEL J. EVANS                    Director
  ----------------------------------
         Daniel J. Evans



By       KENNETH W. KENNEDY                 Director
  ----------------------------------
         Kenneth W. Kennedy



By       JOHN W. TITCOMB, JR.               Director
  ----------------------------------
         John W. Titcomb, Jr.

                                  EXHIBIT INDEX


      3.1   Restated Articles of Incorporation (1)

      3.2   Restated Bylaws (1)

      4.1 Statement of Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on December 23, 1997 (7)

      10.1  1988 Stock Option Plan (1)

      10.2  1993 Stock Option Plan (1)

      10.3  1995 Stock Option Plan (1)

      10.4  1995 Independent Director Stock Option Plan (1)

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

      10.12 Agreement between the Advanced Research Projects Agency and the Registrant, Contract No. DABT63-95-C-0096, dated September 27, 1995
            (5)

      10.13 Agreement between Unisys Corporation and the Registrant, dated December 5, 1995 (5)

      10.14 Agreement between Unisys Corporation and the Registrant, dated August 16, 1996 (4)

      10.15 Cooperative Agreement between The Regents of the University of California, University of California, San Diego, Office of Advanced Scientific Computing and the Registrant, dated November 6, 1996 (6)

      10.16 Agreement between Unisys Corporation and the Registrant, dated September 17, 1997 (8)

      10.17 Subcontract Agreement Between the Regents of the University of California and the Registrant, effective July 1, 1997

      10.18 Lease Agreement between Merrill Place, LLC and the Registrant, dated November 21, 1997.

      11.1  Computation of Earnings Per Share

      23.1  Independent Auditors' Consent

      27.1  Financial Data Schedule


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

(7) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-44137, as filed with the Commission on January 12, 1998.

(8) Incorporated by reference to Form 10-QSB, as filed with the Commission for the quarterly period ended September 30, 1997.