Form 10-Q
period 1998-03-31
TERA COMPUTER CO \WA\
filed 1998-05-15
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 1998

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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

        As of May 14, 1998, 11,629,278 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1997                                3
                 and March 31, 1998

                 Statement of Operations for the Three Months                          4
                 Ended March 31, 1997 and March 31, 1998, and
                 cumulative from date of inception to March 31, 1998

                 Condensed Statement of Cash Flows for the Three                       5
                 Months Ended March 31, 1997 and March 31, 1998
                 and cumulative from date of inception to March 31, 1998

                 Notes to Financial Statements                                         6

        Item 2.  Management's Discussion and Analysis of                               6
                 Financial Condition and Results of Operations

PART II OTHER INFORMATION

        Item 5.  Other  Information                                                    10

        Item 6.  Exhibits and Reports on Form 8-K                                      10

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                     DECEMBER 31,          MARCH 31,
                                                                                         1997                 1998
                                                                                     ------------         ------------
                                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 13,329,115         $  6,909,798
   Accounts receivable                                                                     99,696              154,684
   Related party receivable                                                               368,008              264,882
   Inventory                                                                            4,290,873            5,691,251
   Advances to suppliers                                                                  325,385              297,567
   Other assets                                                                           410,754              434,974
                                                                                     ------------         ------------
          Total current assets                                                         18,823,831           13,753,156

PROPERTY AND EQUIPMENT, NET                                                             1,914,925            1,917,784

LEASE DEPOSITS                                                                            120,629              131,368
                                                                                     ------------         ------------
          TOTAL                                                                      $ 20,859,385         $ 15,802,308
                                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $  2,138,343         $  2,028,156
   Accrued payroll and related expenses                                                 1,713,553            1,321,167
   Potential contract adjustments                                                         250,000              250,000
   Current portion of obligations under capital leases                                    379,597              345,858
                                                                                     ------------         ------------
          Total current liabilities                                                     4,481,493            3,945,181

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                                   532,321              540,857

SHAREHOLDERS'  EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
      issued and outstanding, 10,000 and 8,427 shares of Series A Convertible           8,545,709            6,964,462
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 11,535,832 shares                         52,208,938           54,337,664
   Preferred stock dividend distributable                                                 114,701
   Accumulated deficit                                                                (44,909,076)         (50,100,557)
                                                                                     ------------         ------------
                                                                                       15,845,571           11,316,270
                                                                                     ------------         ------------
          TOTAL                                                                      $ 20,859,385         $ 15,802,308
                                                                                     ============         ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                         PERIOD FROM
                                                                         DECEMBER 7,
                                                                       1987 (INCEPTION)
                                        THREE MONTHS ENDED                THROUGH
                                             MARCH 31,                    MARCH 31,
                                      1997               1998               1998
                                  ------------       ------------       ------------
REVENUE
  Service revenue                 $                  $     20,952       $     94,483

OPERATING EXPENSES:
  Cost of sales                   $                  $    (15,873)      $    (67,764)
  Research and development          (2,044,424)        (4,313,301)       (56,493,286)
  Marketing and sales                 (164,683)          (410,050)        (3,360,350)
  General and administrative          (306,476)          (475,405)        (6,849,017)
                                  ------------       ------------       ------------
                                  $ (2,515,583)      $ (5,193,677)      $(66,675,934)
RESEARCH FUNDING                       114,794             27,521         19,031,773
                                  ------------       ------------       ------------
    Net operating expenses        $ (2,400,789)      $ (5,166,156)      $(47,644,161)

OTHER INCOME (EXPENSE)                 (14,675)           104,699           (217,614)
                                  ------------       ------------       ------------
NET LOSS                          $ (2,415,464)      $ (5,061,457)      $(47,861,775)

PREFERRED STOCK DIVIDEND                                 (130,024)          (219,988)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                                                        (2,018,794)


                                  ------------       ------------       ------------
LOSS FOR COMMON STOCK             $ (2,415,464)      $ (5,191,481)      $(50,100,557)
                                  ============       ============       ============

LOSS PER COMMON SHARE             $      (0.36)      $      (0.46)      $     (20.93)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,663,235         11,333,104          2,394,140



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   PERIOD FROM

                                                                                         DECEMBER 7,
                                                                                      1987 (INCEPTION)
                                                      THREE MONTHS ENDED                  THROUGH
                                                           MARCH 31,                      MARCH 31,
                                                    1997                1998                1998
                                                ------------        ------------        ------------
OPERATING ACTIVITIES:
  Net loss                                      $ (2,415,464)       $ (5,061,457)       $(47,861,774)
Net cash used by operating activities             (2,701,577)         (6,751,267)        (47,963,455)
INVESTING ACTIVITIES:
Net cash used by investing activities               (156,590)           (278,129)         (4,395,926)
FINANCING ACTIVITIES:
Net cash provided by financing activities          5,013,003             610,079          59,269,179
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             2,154,836          (6,419,317)          6,909,798
CASH AND CASH EQUIVALENTS:
  Beginning of period                                928,760          13,329,115
                                                ------------        ------------        ------------
  End of period                                 $  3,083,596        $  6,909,798        $  6,909,798
                                                ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                          $     14,152        $     33,349        $    629,630
                                                ============        ============        ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1996 and 1997, and the period from December 7, 1987 through December 31, 1997, contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997.

NET LOSS PER SHARE

        Net loss per share is computed on the basis of the weighted average number of shares of Common Stock outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. For a discussion of Risk Factors that could affect the Company's future performance, please see "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

OVERVIEW

        The Company is a development stage enterprise that has an accumulated net loss of approximately $50.1 million as of March 31, 1998. Approximately 24% of the

Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of equity.

        The Company has experienced net losses in each year of operations and expects to incur further substantial losses as it commences production, and possibly thereafter. Through March 31, 1998, the Company has had no revenue from system sales, nor earnings. In November 1996, the Company announced that the University of California at San Diego had ordered the first MTA system production model for installation and evaluation at the San Diego Supercomputer Center ("SDSC"), utilizing a grant from the National Science Foundation. The agreement calls for the phased-in delivery of an MTA system of up to eight resource modules for a total consideration to the Company of approximately $4 million. Initial delivery and acceptance of a two processor MTA system under this agreement occurred in April, 1998. The Company plans to upgrade this system in stages to larger configurations as it receives production printed circuit boards and other components which are integrated into a commercially acceptable system. See "Business - Risk Factors - Development Status of the MTA System" and " - Manufacturing Risks; Reliance On And Capacity Of Third-Party Sole Source Suppliers" and "Business - Strategy" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

        Revenue. The Company recorded revenue in the first quarter of 1998 of approximately $21,000 pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The Company expects to complete its portion of this subcontract in 1998 for an additional $470,000. The Company will recognize revenue in the second quarter from the initial delivery of the MTA system to SDSC and anticipates receiving additional revenue in 1998 from the sale of larger configurations to SDSC and from other sales to potential customers, although it currently has no contracts or purchase orders for such other sales.

        Operating Expenses. Research and development expenses include costs associated with the development of the MTA system, including allocated personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses for the three months ended March 31, 1998 were $4.3 million, representing approximately 83% of net operating expenses, compared to $2.0 million for the same period in 1997, representing approximately 85% of such period's net operating expenses. During the first quarter of 1998, approximately $1.8 million were related to the completion and testing of the initial MTA system, pre-production costs and expense related to inventory obsolescence and revaluation, compared to $440,000 for such items in the first quarter of 1997. Although non-recurring hardware engineering expenses for the current MTA implementation should continue to decrease, research and development expenses will continue to be a major expense as the Company devotes greater effort to future system development.

        Marketing and sales expenses for the three months ended March 31, 1998 were $410,000 compared to $165,000 for the same period in 1997, an increase of 148%. General and administrative expenses for the first quarter of 1998 were $475,000 compared to $306,000 for the same period in 1997, an increase of 55%. The increase in marketing and sales expenses was due to additional sales, applications and customer support staff, increased marketing efforts and higher wages, while the increase in general and administrative expenses was due largely to additional staff, operating costs associated with being a publicly owned company and higher wages. These expenses are expected to increase commensurate with any growth in the Company's operations.

        Research Funding. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $28,000 in the first quarter of 1998, and are expected to be approximately $370,000 in the remainder of 1998.

        Other Income (Expense). Other income increased to $105,000 in the first three months of 1998, largely due to interest received on the Company's increased cash balances.

        Taxes. There was no provision for federal income taxes in either quarter as the Company has continued to incur net operating expenses.

        Preferred Stock. The Company recorded a $130,000 charge for dividends on the Company's Series A Convertible Preferred Stock, all of which has been paid by the issuance of 10,747 shares of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception through March 31, 1998, the Company's principal sources of liquidity have been net proceeds from the sale of equity totaling $59.3 million and DARPA research funding of approximately $19 million. Billings under the current contracts and subcontracts with DARPA are expected to approximate $840,000 in the last three quarters of 1998. At March 31, 1998, the Company had $6.9 million in cash, $155,000 in receivables and no bank line of credit.

        During 1998, the Company's working capital needs will depend primarily upon its personnel costs and the cost of inventory, as well as manufacturing startup costs and research and development expenses related to future implementations of the MTA system. In the first quarter of 1998, overall wages and benefits increased by about 57% over the first quarter of 1997 to approximately $2.1 million, reflecting both additional personnel (which increased from 65 to 91 from the end of March 1997 to the end of March 1998) and higher wages, while total expenditures related to inventory increased to approximately $2.8 million in the first quarter of 1998, a $1.9 million increase over the first quarter of 1997. Personnel costs are expected to increase further as additional employees are added; the level of inventory expenditures will depend upon further purchase orders. The Company has experienced delays in the development of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital.

        Although the Company believes its current cash resources, together with funds anticipated from sales of MTA systems, to be sufficient to continue anticipated levels of business operations through 1998, the Company may require further additional working capital if sales of the MTA system, including additional deliveries to SDSC, are substantially delayed. The Company may raise additional capital in 1998, through equity or debt financing transactions, even if revenues are received from the sale of MTA systems when anticipated, in order to enhance its financial position for future operations. There can be no assurance that any additional financing will be available on acceptable terms when needed or that such financings will not be dilutive to the Company's shareholders.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On April 27, 1998, the Company announced that the San Diego Supercomputer Center had accepted delivery of a two-processor MTA system, resulting in the Company's recognition of its first revenue from system sales in the second quarter of 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        4.1 Statement of Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on December 23, 1997*

        11.     Computation of Earnings (Loss) Per Share

        27.     Financial Data Schedule


------------
* Incorporated by reference to the Company's Form S-3 Registration Statement, Registration No. 333-44137 as filed with the Commission on January 12, 1998.

(b)     Reports on Form 8-K

        A report on Form 8-K was filed on January 7, 1998, reporting the Company's Series A Convertible Preferred Stock financing and the Company's installation of a single processor MTA system at SDSC under "Other Events."

        A report on Form 8-K was filed on January 22, 1998, reporting the Company's listing of its Common Stock on the Nasdaq National Market System under "Other Events."

ITEMS 1, 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TERA COMPUTER COMPANY

                                     By: /s/ JAMES E. ROTTSOLK
                                             James E. Rottsolk
                                             Chief Executive Officer


                                         /s/ KENNETH W. JOHNSON
                                             Kenneth W. Johnson
                                             Chief Financial Officer