Form 10-Q
period 1998-06-30
TERA COMPUTER CO \WA\
filed 1998-08-14
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 1998

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

         As of August 10, 1998, 12,221,356 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Balance Sheets as of December 31, 1997                       3
                    and 1998

                    Statements of Operations for the Three Months and            4
                    Six Months Ended June 30, 1997 and 1998

                    Condensed Statements of Cash Flows for the Three             5
                    Months and Six Months Ended June 30, 1997 and 1998

                    Notes to Financial Statements                                6

         Item 2.    Management's Discussion and Analysis of                      7
                    Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosure about
                    Market Risk                                                  10

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities                                          10

         Item 4.  Submission of Matters to a Vote of Security Holders            11

         Item 6.  Exhibits and Reports on Form 8-K                               12

                              TERA COMPUTER COMPANY
                                 BALANCE SHEETS


                                                                               DECEMBER 31,        JUNE 30,
                                                                                  1997               1998
                                                                              ------------       ------------
                                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 13,329,115       $  8,949,729
   Accounts receivable                                                              99,696            186,240
   Related party receivable                                                        368,008            296,288
   Inventory                                                                     4,290,873          5,616,840
   Advances to suppliers                                                           325,385            344,924
   Other assets                                                                    410,754            434,655
                                                                              ------------       ------------
          Total current assets                                                  18,823,831         15,828,676

PROPERTY AND EQUIPMENT, NET                                                      1,914,925          2,398,387

LEASE DEPOSITS                                                                     120,629            179,526
                                                                              ------------       ------------
          TOTAL                                                               $ 20,859,385       $ 18,406,589
                                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  2,138,343       $  2,655,442
   Accrued payroll and related expenses                                          1,713,553          1,591,899
   Deferred revenue                                                                                    49,178
   Potential contract adjustments                                                  250,000            250,000
   Current portion of obligations under capital leases                             379,597            443,671
                                                                              ------------       ------------
          Total current liabilities                                              4,481,493          4,990,190

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                            532,321            667,244

SHAREHOLDERS'  EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares; issued and outstanding, 10,000 and 5,890 shares of Series A Convertible
      issued and outstanding, 0 and 6,000 shares of Series B Convertible         8,545,709          9,587,776
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 12,154,721 shares                  52,208,938         57,581,683
   Preferred stock dividend distributable                                                              73,625
   Accumulated deficit                                                         (44,909,076)       (54,493,929)
                                                                              ------------       ------------
                                                                                15,845,571         12,749,155
                                                                              ------------       ------------
          TOTAL                                                               $ 20,859,385       $ 18,406,589
                                                                              ============       ============


                       See notes to financial statements

                              TERA COMPUTER COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30,                              JUNE 30,
                                      1997               1998               1997                1998
                                  ------------       -------------      ------------       -------------
REVENUE                           $                  $  1,526,603       $                  $  1,547,555

OPERATING EXPENSES:
  Cost of revenue                                      (1,429,144)                            (1,445,017)
  Research and development          (3,068,194)        (3,561,256)        (5,112,618)         (7,874,557)
  Marketing and sales                 (208,477)          (374,339)          (373,160)           (784,389)
  General and administrative          (393,040)          (504,830)          (699,516)           (980,235)
                                  ------------       -------------      ------------       -------------
                                    (3,669,711)        (5,869,569)        (6,185,294)        (11,084,198)
RESEARCH FUNDING                       114,560             48,262            229,354              75,783
                                  ------------       -------------      ------------       -------------
    Net operating expense           (3,555,151)        (4,294,704)        (5,955,940)         (9,460,860)

OTHER INCOME (EXPENSE)                 (10,289)            (4,381)           (24,964)            100,318
                                  ------------       -------------      ------------       -------------
NET LOSS                            (3,565,440)        (4,299,085)        (5,980,904)         (9,360,542)

PREFERRED STOCK DIVIDEND               (37,500)           (94,287)           (37,500)           (224,311)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                    (337,037)                             (362,963)


                                  ------------       -------------      ------------       -------------
LOSS FOR COMMON STOCK             $ (3,939,977)      $ (4,393,372)      $ (6,381,367)      $  (9,584,853)
                                  ============       =============      ============       =============

LOSS PER COMMON SHARE             $      (0.55)      $       (0.37)     $      (0.92)      $       (0.83)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        7,159,373         11,755,569          6,912,675          11,545,504



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                    1997                1998               1997               1998
                                                 ------------       ------------       ------------       ------------
OPERATING ACTIVITIES:
  Net  loss                                      $ (3,565,440)      $ (4,299,085)      $ (5,980,904)      $ (9,360,542)
  Net cash used by operating activities            (3,798,974)        (3,179,759)        (6,500,550)        (9,931,026)
INVESTING ACTIVITIES:
  Net cash used by investing activities              (108,780)          (705,073)          (265,370)          (983,202)
FINANCING ACTIVITIES:
  Net cash provided by financing activities        10,688,901          5,924,763         15,701,904          6,534,842
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              6,781,147          2,039,931          8,935,984         (4,379,386)
CASH AND CASH EQUIVALENTS:
  Beginning of period                               3,083,597          6,909,798            928,760         13,329,115
                                                 ------------       ------------       ------------       ------------
  End of period                                  $  9,864,744       $  8,949,729       $  9,864,744       $  8,949,729
                                                 ============       ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                           $     20,662       $     40,131       $     34,814       $     73,480
                                                 ============       ============       ============       ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

         The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1996 and 1997, and the period from December 7, 1987 through December 31, 1997, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NET LOSS PER SHARE

         Net loss per share is computed on the basis of the weighted average number of shares of Common Stock outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.

CHANGES IN CAPITAL

         On June 30, 1998, the Company issued 6,000 shares of Series B Convertible Preferred Stock (the "Series B Stock") for total proceeds of $5,700,000. Holders of Series B Stock are entitled to receive cumulative dividends at the rate of $50.00 per share of the Series B Stock, each of which has a stated value of $1,000. Each share of the Series B Stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or the lowest sale (regular way) price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustment in certain conditions (all as set forth in the Statement of Rights and Preferences for the Series B Stock). In addition, the Company issued five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $15.00 per share, subject to adjustment in certain conditions. The warrants have been valued at $535,000 using the Black-Scholes method. The Company has the option to sell up to another 6,000 shares of Series B Stock and warrants to purchase 100,000 shares of Common Stock on similar terms (the "Series B Option.") This Option is exercisable from September 30, 1998 through December 31, 1998, as long as the Company satisfies certain obligations, including maintaining a shareholders' equity of at least $5,000,000. See Item 2 under Part II, below, for additional information regarding the Series B Stock.

TRANSITION FROM DEVELOPMENT STAGE ENTERPRISE

         Commencing with the sale of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC") in April, 1998, the Company is no longer classified as a "development stage enterprise."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. For a discussion of Risk Factors that could affect the Company's future performance, please see "Business
- Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

OVERVIEW

         The Company had an accumulated net loss from operations of approximately $52.2 million as of June 30, 1998. The Company's funding to date has been primarily from the sale of equity, approximately $64.8 million in proceeds, and from Defense Advanced Research Projects Agency ("DARPA") research funding, approximately $19.1 million. The Company recorded its first significant revenue, $ 1.5 million, in the second quarter of 1998.

        The Company has experienced net losses in each year of operations and expects to incur further substantial losses as it commences regular production, and possibly thereafter. In April 1998 the Company recognized its first revenue from system sales with its delivery of a two-processor MTA system to SDSC; through June 30, 1998, the Company had not generated any earnings. The Company plans to upgrade the SDSC system in stages to larger configurations as it receives production printed circuit boards, integrated circuits and other components that are integrated into a commercially acceptable system. See "Business - Risk Factors - Development Status of the MTA System" and " - Manufacturing Risks; Reliance On And Capacity Of Third-Party Sole Source Suppliers" and "Business - Strategy" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

         Revenue. The Company recorded revenue in the first six months of 1998 of approximately $1.5 million, all but $21,000 of which was recognized in the second quarter. Of these funds, $1.2 million was recognized upon the sale of a two-processor MTA system to SDSC and $303,000 was recognized pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The Company expects to complete this subcontract in 1998 for an additional $703,000, of which the Company's portion, after payments to subcontractors, will be approximately $314,000. The Company may obtain additional revenues in 1998 from the sale of larger configurations to SDSC and from other sales to potential customers, although it currently has no contracts or purchase orders for such other sales.

         Operating Expenses. Cost of revenue for the first six months of 1998 was $1.4 million; costs for the initial MTA system sale were higher as a percentage of sales due to favorable pricing terms provided to SDSC and the inclusion of costs of system infrastructure to support a full 16-processor MTA system.

         Research and development expenses include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses for the three and six months ended June 30, 1998 were $3.6 million and $7.9 million, respectively, representing approximately 83% of net operating expenses in each period, compared to $3.1 million and $5.1 million for the same respective periods in 1997, which represented approximately 86% of such periods' net operating expenses. During the second quarter, approximately $1.2 million of the $3.6 million were related to the completion and testing of the initial MTA system, preproduction costs and expense related to inventory revaluation and obsolescence due to redesign and optimization of components in inventory, compared to $1.3 million for such items in the second quarter of 1997. The corresponding figures for the first six months of 1998 were $3.1 million compared to $1.8 million for the first six months of 1997; this difference primarily arose from inventory obsolescence recognized in the first quarter of 1998. Although non-recurring hardware engineering expenses for the current MTA implementation should continue to decrease, research and development expenses will continue to be a major expense as the Company devotes greater effort to future system development.

         Marketing and sales expenses for the three and six months ended June 30, 1998 were $374,000 and $784,000, respectively, compared to $208,000 and
$373,000 for the same periods in 1997, representing an increase of 80% over the second quarter of 1997 and 110% over the first six month period of 1997. General and administrative expenses for the first three and six months of 1998 were $505,000 and $980,000, respectively, compared to $393,000 and $700,000 for the same periods in 1997, representing an increase of 28% in the second quarter and 40% for the six month period. The increase in marketing and sales expenses was due to additional sales and applications staff, increased marketing efforts and higher wages, while the increase in general and administrative expenses was due largely to additional staff, operating costs associated with being a publicly owned company and higher wages. These expenses are expected to increase commensurate with any growth in the Company's operations.

         Research Funding. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $76,000 in the first six months of 1998, with $48,000 billed in the second quarter, with $388,000 left to be billed under this contract.

         Other Income (Expense). Other income increased to $100,000 in the first six months of 1998, largely due to interest received on the Company's increased cash balances. Other expense in the second quarter of 1998, however, was about $4,000, as compared to $10,000 for the second quarter of 1997.

         Taxes. There was no provision for federal income taxes in any period as the Company has continued to incur net operating losses.

         Preferred Stock. The Company recorded a $224,000 charge for dividends on the Company's Series A Convertible Preferred Stock in the first six months of 1998, all of which has been paid by the issuance of 18,964 shares of the Company's Common Stock.

         Year 2000. Although it has not completed a formal inquiry of its suppliers and customers, the Company does not expect that issues relating to the Year 2000 problem will be significant to its financial condition or results of operations. No significant modifications to its internal computer system are necessary to address Year 2000 issues, and it does not anticipate that any issues affecting its suppliers and customers will substantially affect the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception through June 30, 1998, the Company's principal sources of liquidity have been net proceeds from the sale of equity totaling $64.8 million, DARPA research funding of approximately $19.1 million and sales receipts of approximately $1.3 million . At June 30, 1998, the Company had $8.9 million in cash, $483,000 in receivables and no bank line of credit.

         During the remainder of 1998, the Company's working capital needs will depend primarily upon its personnel costs and the cost of inventory, as well as manufacturing startup costs and research and development expenses related to future implementations of the MTA system. In the first six months of 1998, overall wages and benefits increased by about 52% over the first six months of 1997 to approximately $4.4 million, reflecting both additional personnel (which increased from 65 to 100 from the end of June 1997 to the end of June 1998) and higher wages, while total expenditures related to inventory increased to approximately $5.1 million in the first six months of 1998, a $3.5 million increase over the first six months of 1997. Personnel costs are expected to increase further as additional employees are added; the level of inventory expenditures will depend upon further purchase orders. The Company has experienced delays in the receipt of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital.

         Although the Company believes its current cash resources, together with funds anticipated from future sales of MTA systems and the Series B Option, to be sufficient to continue anticipated levels of business operations through 1998 and the first half of 1999, the Company may require further additional working capital if sales of the MTA system, including additional deliveries to SDSC, are substantially delayed. The Company may raise additional capital in 1998, through equity or debt financing transactions, even if revenues are received from the sale of MTA systems when anticipated, in order to enhance its financial position for future operations. There can be no assurance that any additional financing will be available on acceptable terms when needed or that such financings will not be dilutive to the Company's shareholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.


                           PART II. OTHER INFORMATION

ITEM  2.  CHANGES IN SECURITIES

         The Board of Directors authorized the issuance of 12,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"), of which 6,000 shares have been issued and are outstanding. The Series B Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stock of the Company. Holders of the Series B Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Stock, which are payable in cash or Common Stock, at the Company's option, quarterly on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 1998. The Statement of Rights and Preferences of the Series B Stock provides that no dividends or other distributions, other than dividends payable solely in shares of Common Stock or other capital stock of the Company, shall be paid or set apart on any share of Common Stock, that no purchase, redemption or acquisition shall be made by the Company of any shares of Common Stock unless and until all accrued and unpaid dividends on the Series B Stock and interest on dividends in arrears shall have been paid or declared and set apart for payment, and that the Company may not make any tender offer or exchange offer for outstanding shares of its Common Stock unless a similar offer is made with respect to the Series B Stock. The Series B Stock is redeemable at the option of the Company; in certain situations, primarily in certain defaults by the Company, the Company may be required to redeem certain shares of the Series B Stock and, in other circumstances, the Series B Stock is redeemable at the option of holders. Further, holders of the Series B Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. Although holders of the Series B Stock have no voting rights, the Company must obtain the consent of the holders of record of a majority of the outstanding shares of Series B Stock in order to authorize or issue any shares of any new class of stock having preferences greater than or equal to the Series B Stock as to dividends or assets upon liquidation, to change the designation of the rights, preferences or privileges of the Series B Stock so as to materially and adversely affect the Series B Stock, and to waive any preference, right or privilege of the Series B Stock. The Series B Stock ranks pari passu as to dividend and liquidation preferences with the Company's Series A Convertible Preferred Stock.

         On June 30, 1998, the Company raised $5,700,000 in cash through the negotiated private sale of 6,000 shares of the Series B Stock and 100,000 five year warrants to purchase 100,000 shares of Common Stock to two accredited investors, Advantage Fund II Ltd., and Genesee Fund Limited - Portfolio B. Further information regarding the Series B Stock and the warrants is contained under "Changes in Capital" in the Notes to Financial Statements, above. There were no sales agents or underwriters involved in this placement. These sales were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof, based on the nature of the offering and status of the offerees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 6, 1998.

Daniel J. Evans and David N. Cutler were each elected as directors for three-year terms expiring in 2001, each receiving at least 10,470,373 votes (or 99.7%) of the votes cast. Kenneth W. Kennedy, James E. Rottsolk, Burton J. Smith and John W. Titcomb, Jr. continue to serve as directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         4.1 Statement of Rights and Preferences of the Series B Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on June 30, 1998*
         11.      Computation of Per Share Earnings (Loss)
         27.      Financial Data Schedule


         ------------

         * Incorporated by reference to the Company's Form S-3 Registration Statement, Registration No. 333-60167, as filed on July 30, 1998.

 (b)  Reports on Form 8-K

       None

ITEMS 1, 3, AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TERA COMPUTER COMPANY

August 14, 1998                        By: /s/ JAMES E. ROTTSOLK
                                       James E. Rottsolk
                                       Chief Executive Officer


                                       /s/ KENNETH W. JOHNSON
                                           Kenneth W. Johnson
                                           Chief Financial Officer