Form 10-K/A
period 1997-12-31
TERA COMPUTER CO \WA\
filed 1998-11-17
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 1

                                  FORM 10-K/A

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

AMENDED FILING OF FORM 10-K FOR 1997
RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

      The Company has restated its financial statements for 1996 and 1997 to reflect the discount resulting from beneficial conversion features and the amortization of this discount as a return to preferred shareholders with respect to certain private placements of preferred stock and warrants in 1996 and 1997, and the reclassification of the Company's Series A Convertible Preferred Stock, issued in December 1997, as "redeemable securities" for financial reporting purposes. See Notes 12 and 13 of Notes to Financial Statements.

      The Financial statements and related disclosures contained in this amended filing reflect, were appropriate, changes to conform to the restatement.


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


    On December 23, 1997, the Company raised $9,500,000 in cash through the negotiated private sale of 10,000 shares of its Series A Convertible Preferred Stock (the "Series A Stock") and 125,000 common stock purchase warrants to two accredited investors, Advantage Fund II Ltd. and Genesee Fund Limited - Portfolio B. The Series A Stock is convertible from time to time into shares of Common Stock at a conversion price equal to the lower of $19.185 per share or the lowest sale (regular way) price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustment in certain conditions. The Series A Stock is redeemable at the option of the Company and, in certain situations, by the holders. The warrants are exercisable at a price of $19.185 per share, subject to adjustment in certain conditions. Further information regarding these securities is contained in Notes 9 and 12 of the Notes to Financial Statements. There were no sales agents or underwriters involved in this placement. The sale was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) thereof, based on the nature of the offering and status of the offerees.

ITEM 6.  SELECTED FINANCIAL DATA
          (In thousands, except per share amounts and Statistical Data)

Years Ended December 31,                            1993         1994         1995         1996          1997
                                                    ----         ----         ----         ----          ----
                                                                                      (As Restated)  (As Restated)
Operating Data:
  Revenue                                      $      -      $     -      $    -      $      -       $       74
  Research and Development                            5,124       5,575        6,679        10,504       13,547
  Research Funding                                    3,172       4,410        2,196           185          349
  Net Loss                                            2,789       2,123        5,646        12,077       15,755
  Net Loss for Common Stock(1)                        2,789       2,123        5,646        18,806       18,672
  Net Loss per Common Share(1)                 $       1.40  $     1.00   $     2.13  $       3.53   $     2.13
 Weighted Average Shares
    Outstanding                                       1,986       2,119        2,646         5,321        8,785

Balance Sheet Data:
  Cash and Cash Equivalents                    $         85  $       21   $    4,285  $        929   $   13,329
  Working Capital                                   (4,002)     (3,850)        2,642          (22)       14,342
  Capital leases, long-term portion                     271         168          419           114          532
  Total Assets                                          841       1,168        7,269         4,617       20,859
  Shareholders' Equity(1)                           (3,523)     (3,219)        4,092         1,128        6,368

Statistical Data:
   Number of Full-Time Employees                         43          56           66            61           84



(1) These items have been restated for the periods indicated to reflect the discount resulting from beneficial conversion features and the amortization of this discount as a return to preferred shareholders with respect to the issuance of certain securities in 1996 and 1997 and the reclassification of the Company's Series A Convertible Preferred Stock as "redeemable securities" for financial reporting purposes, as described in Note 13 of Notes to Financial Statements.

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


     As discussed in Note 13 to the financial statements, subsequent to the issuance of the Company's December 31, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, and the separate Series A convertible preferred stock issued in December 1997 should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reducing income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series A convertible preferred stock, issued in December 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

     The Company's financial statements as of December 31, 1997 and for the years ended December 31, 1996 and 1997 and the period from December 7, 1987 (inception) to December 31, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series A convertible preferred stock issued in December 1997 as a Redeemable Security. The adjustments have no effect on the Net Loss of the Company or on its cash flows.


OVERVIEW


     The Company is a development stage enterprise that had an accumulated net loss of approximately $42.8 million as of December 31, 1997. Approximately 76% of the Company's funding to date has been from the sale of securities, with the remaining 24% provided from DARPA research funding.


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


    PREFERRED STOCK. In 1997, the Company recognized beneficial conversion features related to the issuance of its Series A, Series B and Series C Convertible Preferred Stock during the year totaling $2,827,000, and recorded cummulative dividends of $90,000 on these securities.

    YEAR 2000. The Company does not expect that issues relating to the Year 2000 problem will be significant to its financial condition or results of operations. No significant modifications to its computer system are necessary to address Year 2000 issues, and it does not anticipate that any issues affecting its suppliers and customer will affect the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES


    Since its inception through December 31, 1997, the Company's principal sources of liquidity have been net proceeds from the sale of securities totaling $58.7 million and DARPA research funding and subcontracts totaling $19 million. Billings under the current contracts and subcontracts with DARPA are expected to approximate $900,000 in 1998. At December 31, 1997, the Company had $13.3 million in cash and had no bank line of credit.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 1996 and December 31, 1997
  (As restated, see Notes to Financial Statements).............................................F1

Statements of Operations for the three years ended December 31, 1997 and from inception
  (As restated, see Notes to Financial Statements).............................................F2

Statements of Shareholders' Equity from inception through December 31, 1997
  (As restated, see Notes to Financial Statements).............................................F3

Statements of Cash Flows for the three years ended December 31, 1997 and from inception........F9

Notes to Financial Statements..................................................................F10

Independent Auditors' Report...................................................................F19



QUARTERLY FINANCIAL DATA -- unaudited
(in thousands, except per share data)


    The following table presents unaudited quarterly financial information for the two years ended December 31, 1997. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.


                                                      1996                                            1997
                                 ----------------------------------------------- -----------------------------------------------
For quarter ended:                  3/31        6/30        9/30       12/31        3/31         6/30      9/30        12/31
                                    ----        ----        ----       -----        ----         ----      ----        -----
                                                 (1)         (1)        (1)          (1)                                (1)

Revenue                                                                                                                 $    74
Gross Profit                                                                                                            $    21
Net Operating Expense              $ 3,527     $ 3,721    $ 2,586     $ 2,206     $ 2,401      $ 3,555    $ 4,380       $ 5,520
Net Loss                           $(3,551)    $(3,737)   $(2,574)    $(2,215)    $(2,415)     $(3,565)   $(4,275)      $(5,500)
Amortization of Preferred
  Stock Discount (as previously
  reported)                        $     0     $     0    $     0     $     0     $     0      $  (337)   $  (484)      $(1,198)
Amortization of Preferred
  Stock Discount (as restated)     $     0     $  (179)   $  (563)    $(5,987)    $   (26)     $  (337)   $  (484)      $(1,980)
Net Loss for Common Stock (as
  previously reported)             $(3,551)    $(3,737)   $(2,574)    $(2,215)    $(2,415)     $(3,940)   $(4,775)      $(6,734)
Net Loss for Common Stock (as
  restated)                        $(3,551)    $(3,916)   $(3,137)    $(8,202)    $(2,441)     $(3,940)   $(4,775)      $(7,516)
Net Loss Per Common Share - basic
  and diluted (as previously
  reported)                        $ (0.90)    $ (0.79)   $ (0.41)    $ (0.35)    $ (0.36)     $ (0.55)   $ (0.46)      $ (0.61)
Net Loss Per Common Share - basic
  and diluted (as restated)        $ (0.90)    $ (0.83)   $ (0.50)    $ (1.83)    $ (0.37)     $ (0.55)   $ (0.46)      $ (0.69)

------------
(1) These items have been restated for the periods indicated to reflect the discount resulting from beneficial conversion features and the amortization of this discount as a return to preferred shareholders with respect to the issuance of certain securities in 1996 and 1997, as described in Note 13 of Notes to Financial Statements.


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


      10.17 Subcontract Agreement Between the Regents of the University of California and the Registrant, effective July 1, 1997(9)



      10.18 Lease Agreement between Merrill Place, LLC and the Registrant, dated November 21, 1997.(9)


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


(9) Incorporated by reference to Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.


(b) REPORTS ON FORM 8-K
One Form 8-K, dated and filed on October 1, 1997, reported the raising of $5,000,000 through a private placement of preferred stock under Item 5.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on November 16, 1998.


                                       TERA COMPUTER COMPANY



                                       By  JAMES E. ROTTSOLK
                                           -------------------------------------
                                           James E. Rottsolk
                                           Chief Executive Officer
                                           and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 16, 1998.


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


      10.17 Subcontract Agreement Between the Regents of the University of California and the Registrant, effective July 1, 1997(9)



      10.18 Lease Agreement between Merrill Place, LLC and the Registrant, dated November 21, 1997.(9)


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


(9) Incorporated by reference to Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

TERA COMPUTER COMPANY
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------

                                                         1996               1997
                                                     ------------       ------------
                                                                        (As Restated;
                                                                       see Note 13 to
                                                                          Financial
                                                                          Statements
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   928,760        $ 13,329,115
   Accounts receivable                                    40,045              99,696
   Related party receivable                                                  368,008
   Inventory                                             851,960           4,290,873
   Advances to suppliers                                 310,077             325,385
   Other assets                                          146,350             410,754
   Stock subscriptions receivable                      1,074,997
                                                     -----------         -----------
          Total current assets                         3,352,189          18,823,831

PROPERTY AND EQUIPMENT, NET                            1,182,422           1,914,925

LEASE DEPOSITS                                            81,902             120,629
                                                     -----------         -----------
          TOTAL                                      $ 4,616,513        $ 20,859,385
                                                     ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $ 1,070,242         $ 2,138,343
   Accrued payroll and related expenses                1,712,971           1,713,553
   Potential contract adjustments                        250,000             250,000
   Current portion of obligations under
      capital leases                                     340,765             379,597
                                                     ------------        -----------

          Total current liabilities                    3,373,978           4,481,493

OBLIGATIONS UNDER CAPITAL LEASES,
  Less current portion                                   114,474             532,321

REDEEMABLE SECURITIES: (SEE NOTES)
  10,000 shares issued and outstanding of Series A
  Convertible Preferred Stock, $.01 par value;
  Liquidity preference - $11,512,777                                       9,477,709

SHAREHOLDERS' EQUITY: (SEE NOTES)
   Common Stock, par $.01 -- Authorized,
      25,000,000 shares; issued and outstanding,
      6,496,815 and 11,248,096 shares                 27,098,153          49,168,180
   Common Stock subscribed                             1,074,997
   Accumulated deficit                               (27,045,089)        (42,800,318)
                                                    ------------         -----------
          Total shareholders' equity                   1,128,061           6,367,862
                                                    ============        ============
          TOTAL                                      $ 4,616,513        $ 20,859,385
                                                    ============        ============



                                                                             ---
See notes to financial statements.                                            F1

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997, AND
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                               INCEPTION
                                                                                THROUGH
                                                                              DECEMBER 31,
                                    1995          1996           1997             1997
                                ------------  ------------  ---------------  -------------
                                              (As Restated;   (As Restated;    (As Restated;
                                               see Note 13     see Note 13      see Note 13
                                               to Financial    to Financial     to Financial
                                                Statements)     Statements)      Statements)
REVENUE
  Service revenue                $             $               $    73,531    $    73,531

OPERATING EXPENSES:
  Cost of sales                                                    (51,891)       (51,891)
  Research and development        (6,679,492)   (10,503,747)   (13,546,785)   (52,179,985)
  Marketing and sales               (281,113)      (664,911)    (1,119,431)    (2,950,300)
  General and administrative        (748,569)    (1,057,168)    (1,561,145)    (6,373,612)
                                  -----------   ------------   ------------  -------------
                                  (7,709,174)   (12,225,826)   (16,205,721)   (61,482,257)
RESEARCH FUNDING                   2,196,288        185,236        349,407     19,004,252
                                 -----------   ------------   ------------     ----------
    Net operating expenses        (5,512,886)   (12,040,590)   (15,856,314)   (42,478,005)

OTHER INCOME (EXPENSE)              (133,445)       (36,748)       101,085       (322,313)
                                 -----------   ------------    -----------      ---------

NET LOSS                          (5,646,331)   (12,077,338)   $15,755,229)   (42,800,318)

PREFERRED STOCK DIVIDEND                                           (89,964)       (89,964)

AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                               (6,728,603)    (2,827,242)  $ (9,555,845)
                                ------------   ------------   ------------     ----------
LOSS FOR COMMON STOCK             (5,646,331)  $(18,805,941)  $(18,672,435)  $(52,446,127)
                                ============   ============   ============     ==========

LOSS PER COMMON SHARE           $      (2.13)  $      (3.53)  $      (2.13)  $     (23.91)
                                ============   ============   ============     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      2,646,243      5,320,785      8,784,943      2,193,839
                                ============   ============   ============     ==========



                                                                             ---
See notes to financial statements.                                            F2

TERA COMPUTER COMPANY
(a development stage company)
STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                       Convertible preferred stock
                                     -------------------------------------------------------------------
                                     Series A      Series B      Series C      Series D      Series E
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 7, 1987            $     --      $     --      $     --      $     --      $     -- $
    Common Stock(1)

BALANCE, December 31, 1987
    Series A preferred stock(2)          215,000
    Common stock(3)
    Series B preferred stock(4)                         486,240
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1988                215,000       486,240
    Common stock(5)
    Series B preferred stock(6)                          54,760
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1989                215,000       541,000
    Common stock(7)
    Series B preferred stock(8)                             948
    Series C preferred stock(9)                                       460,000
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1990                215,000       541,948       460,000
    Common stock(10)
    Series A preferred stock(11)           35,000
    Series C preferred stock(12)                                      430,453
    Series D preferred stock(13)                                                    260,000
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1991                250,000       541,948       890,453       260,000
    Common stock(14)
    Series D preferred stock(15)                                                    521,498
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1992                250,000       541,948       890,453       781,498
    Common stock(16)
    Series D preferred stock(17)                                                     30,000
    Series E preferred stock(18)                                                                  893,876
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1993                250,000       541,948       890,453       811,498       893,876
    Additional paid-in capital(19)
    Common stock(20)
    Series E preferred stock(21)                                                                1,669,994
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1994                250,000       541,948       890,453       811,498     2,563,870
    Common stock(22)
    Series E preferred stock(23)                                                    402,340
    Common stock(24)
    Common stock(25)
    Common stock(26)                     (250,000)     (541,948)     (890,453)     (811,498)   (2,966,210)
    Common stock(27)
    Common stock(28)
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1995
    Common stock(29)
    Common stock(30)
    Common stock(31)
    Common stock(32)
    Common stock(33)
    Common stock(34)
    Common stock(35)
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1996
    Common stock(36)
    Common stock(37)
    Common stock(38)
    Common stock(39)
    Common stock(40)
    Common stock(41)
    Common stock(42)
    Common stock(43
    Common stock(44)
    Common stock(45)
    Common stock(46)
    Net loss
                                     ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1997           $     --      $     --      $     --      $    --       $     --
                                     ============  ============  ============  ============  ============


                                              Common        Accumulated
                                               Stock          deficit            Total
                                         -----------       ------------       ------------
BALANCE, December 7, 1987                $     --          $      --          $      --
    Common Stock(1)                              500                                   500
                                         -----------       ------------       ------------
BALANCE, December 31, 1987                       500                                   500
    Series A preferred stock(2)                                                    215,000
    Common stock(3)                            8,000                                 8,000
    Series B preferred stock(4)                                                    486,240
    Net loss                                                   (455,684)          (455,684)
                                         -----------       ------------       ------------
BALANCE, December 31, 1988                     8,500           (455,684)           254,056
    Common stock(5)                            1,750                                 1,750
    Series B preferred stock(6)                                                     54,760
    Net loss                                                   (18,455)           (18,455)
                                         -----------       ------------       ------------
BALANCE, December 31, 1989                    10,250           (474,139)           292,111
    Common stock(7)                            1,550                                 1,550
    Series B preferred stock(8)                                                        948
    Series C preferred stock(9)                                                    460,000
    Net loss                                                 (1,459,889)        (1,459,889)
                                         -----------       ------------       ------------
BALANCE, December 31, 1990                    11,800         (1,934,028)          (705,280)
    Common stock(10)                           4,016                                 4,016
    Series A preferred stock(11)                                                    35,000
    Series C preferred stock(12)                                                   430,453
    Series D preferred stock(13)                                                   260,000
    Net loss                                                   (348,201)          (348,201)
                                         -----------       ------------       ------------
BALANCE, December 31, 1991                    15,816         (2,282,229)          (324,012)
    Common stock(14)                           4,000                                 4,000
    Series D preferred stock(15)                                                   521,498
    Net loss                                                 (2,127,603)        (2,127,603)
                                         -----------       ------------       ------------
BALANCE, December 31, 1992                    19,816         (4,409,832)        (1,926,117)
    Common stock(16)                         267,846                               267,846
    Series D preferred stock(17)                                                    30,000
    Series E preferred stock(18)                                                   893,876
    Net loss                                                 (2,788,930)        (2,788,930)
                                         -----------       ------------       ------------
BALANCE, December 31, 1993                   287,662         (7,198,762)        (3,523,325)
    Additional paid-in capital(19)           668,337                               668,337
    Common stock(20)                          88,307                                88,307
    Series E preferred stock(21)                                                 1,669,994
    Net loss                                                 (2,122,658)        (2,122,658)
                                         -----------       ------------       ------------
BALANCE, December 31, 1994                 1,044,306         (9,321,420)        (3,219,345)
    Common stock(22)                          13,545                                13,545
    Series E preferred stock(23)                                                   402,340
    Common stock(24)                       3,629,400                             3,629,400
    Common stock(25)                       8,409,606                             8,409,606
    Common stock(26)                       5,460,109
    Common stock(27)                          11,612                                11,612
    Common stock(28)                         491,240                               491,240
    Net loss                                                 (5,646,331)        (5,646,331)
                                         -----------       ------------       ------------
BALANCE, December 31, 1995                19,059,818        (14,967,751)         4,092,067
    Common stock(29)                          59,228                                59,228
    Common stock(30)                          14,604                                14,604
    Common stock(31)                       6,728,603                             6,728,603
    Common stock(32)                           1,311                                 1,311
    Common stock(33)                      (6,728,603)                           (6,728,603)
    Common stock(34)                       2,149,995                             2,149,995
    Common stock(35)                       6,888,194                             6,888,194
    Net loss                                                (12,077,338)       (12,077,338)
                                         -----------       ------------       ------------

BALANCE, December 31, 1996                28,173,150        (27,045,089)         1,128,061
    Common stock(36)                       1,244,136                             1,244,136
    Common stock(37)                       1,060,405                             1,060,405
    Common stock(38)                         105,296                               105,296
    Common stock(39)                       2,827,242                             2,827,242
    Common stock(40)                      10,585,646                            10,585,646
    Common stock(41)                      (2,827,242)                           (2,827,242)
    Common stock(42)                       2,814,386                             2,814,386
    Common stock(43)                          17,500                                17,500
    Common stock(44)                          87,365                                87,365
    Common stock(45)                       4,962,171                             4,962,171
    Common stock(46)                         118,125                               118,125
    Net loss                                                (15,755,229)       (15,755,229)
                                         -----------       ------------       ------------
BALANCE, December 31, 1997
(As Restated, see Note 13 to
Financial Statements)                      49,168,180       $(42,800,318)       $ 6,367,862
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



                                                                             ---
See notes to financial statements.                                            F4

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


(31) Allocation of beneficial conversion feature to common stock resulting from issuance of Series A Preferred Stock.


(32) Options issued under the 1993 stock plan were exercised for 999 and 2,745 shares of common stock on May 28 and December 26, 1996, respectively, for cash at $0.35 per share.


(33) Amortization of beneficial conversion feature as a return to the preferred shareholders for Series A Preferred Stock.



(34) Warrants were exercised for 361,952 shares of common stock at $5.94 per share, of which 180,976 were exercised for cash and 180,976 for shareholder notes which were paid by February 1997. In connection with the exercise of these warrants, the Company issued additional warrants to purchase 90,488 shares of common stock at $6.00 per share.



(35) On December 11, 1996, 2,360,000 shares of Series A preferred stock were converted into the same number of shares of common stock.




                                                                             ---
See notes to financial sgtatements.                                           F6

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------

(36) Options were exercised under the 1988 stock option plan between March 12, 1997 and December 29, 1997, for cash, as follows: 7,827 shares at $0.35 per share, 6,244 shares at $0.88 per share, 96,299 shares at $1.76 per share net of 30,655 shares at $1.76 per share for shares exercised against notes receivable, and 1,960 shares at $5.28 per share; options were exercised under the 1993 stock option plan between March 12, 1997 and September 17, 1997, for cash, for 19,201 shares at $0.35 per share; and options were exercised under the 1995 stock option plan between May 15, 1997 and December 15, 1997, for cash, as follows: 500 shares at $4.00 per share, 1,250 shares at $4.125 per share, 1,000 shares at $4.813 per share, 989 shares at $4.87 per share, 5,998 shares at $5.00 per share, 3,166 shares at $5.25 per share, and 25,000 shares at $5.50 per share. A $902,402 compensation expense was recognized for performance-based options.

(37) The Company issued 299,332 shares of common stock, 6,666 redeemable stock purchase warrants and 68,167 private warrants exercisable at $6.00 per share for a total of $1,122,540, in a private placement completed on March 21, 1997, less issuance costs of $62,135. In connection with this offering, the Company issued 29,041 warrants exercisable at $6.00 per share to a sales agent.


(38) The Company issued 21,577 shares at a purchase price of $4.88 per share pursuant to the 1996 Employee Stock Purchase Plan on May 7, 1997.

(39) Allocation of beneficial conversion feature to common stock results from the issuance of Series A, Series B and Series C preferred stock.

(40) The Company issued 2,838,665 shares of common stock in connection with the exercise of its redeemable stock purchase warrants for an aggregate sum of $10,652,635 or $4.00 per share, less transaction costs of $66,989, on June 25, 1997. All remaining redeemable stock purchase warrants were redeemed at $ .05 per warrant.

(41) Amortization of beneficial conversion feature as a return to the preferred shareholders of Series A, Series B and Series C preferred stock.

(42) The Company issued an aggregate of 740,266 shares of common stock in connection with the conversion of all of the Series B preferred shares issued in March 1997, including in payment of accrued dividends thereon, from July 1, 1997 through August 8, 1997. The Company also paid cash dividends of $14,716 on these shares.

(43) The Company issued 4,000 shares at $4.38 per share, for services rendered by an independent consultant on August 6, 1997.

(44) The Company issued 19,159 shares of common stock at a purchase price of $4.56 per share pursuant to the 1996 Employee Stock Purchase Plan on September 30, 1997.

(45) The Company issued an aggregate of 478,526 shares of common stock in connection with the conversion of all of the Series C preferred shares issued in September 1997, including in payment of accrued dividends thereon, from November 5 through December 9, 1997.



                                                                             ---
See notes to financial statements.                                            F7

TERA COMPUTER COMPANY
(a development stage company)

STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
PERIOD FROM DECEMBER 7, 1987 (inception) THROUGH DECEMBER 31, 1997
--------------------------------------------------------------------------------


(46) The Company issued 30,000 shares of common stock pursuant to the exercise of warrants for cash at an exercise price of $3.9375 per share on December 9, 1997.


























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


Preferred stock in the amount of $6,888,000 was converted into 2,360,000 shares of common stock in 1996.

Preferred stock in the amount of $7,791,000 was converted into 1,218,792 shares of common stock in 1997.


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


LOSS PER COMMON SHARE: Loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period after giving effect for any dilutive stock options, warrants and convertible preferred stock. For the years ended December 31, 1995, 1996 and 1997, options, warrants and convertible preferred stock outstanding are excluded because their inclusion would have the effect of decreasing the loss per share.


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


As part of the December 1997 issuance of its Series A preferred stock, the Company also issued warrants to the holders of the Series A preferred stock to purchase 125,000 shares of common stock. The warrants are exercisable through December 23, 2002, at an exercise price of $19.185 per share.



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
                                          avg.                     avg.                      avg.           1995        avg.
                             1988         exer.        1993        exer.        1995         exer.        Directors     exer.
        Options              Plan         price        Plan        price        Plan         price          Plan        price
        -------              ----         -----        ----        -----        ----         -----          ----        -----
Outstanding at
     December 31, 1994       625,884      $1.96      133,746       $0.35

      Granted                 56,386       5.28                               255,450        $5.00
      Exercised              (19,710)      1.97      (12,020)       0.33
      Canceled               (42,884)      2.65                                (1,000)        5.00
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1995       619,676      $2.24      121,726       $0.35      254,450        $5.00
Exercisable at
     December 31, 1995       445,616      $1.71      121,726       $0.35

      Granted                                                                 878,650         5.21          12,000      $5.50
      Exercised              (29,670)      1.49       (3,744)       0.35

      Canceled               (20,053)      4.85                               (19,467)        4.92
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1996       569,953      $2.21      117,982       $0.35    1,111,133        $5.16          12,000      $5.50
Exercisable at
     December 31, 1996       460,181      $1.97      117,982       $0.35       82,595        $4.99

      Granted                                                                 412,357         6.43           4,500
      Exercised             (112,330)      1.67      (19,201)       0.35      (37,903)        5.30
      Canceled                (4,516)      4.48                               (18,020)        4.51
                            --------      -----      -------       -----    ---------        -----          ------      -----

Outstanding at
     December 31, 1997       453,107      $2.32       98,781       $0.35    1,467,517        $5.52          16,500      $5.16
                             =======      =====       ======       =====    =========        =====          ======      =====

Exercisable at
     December 31, 1997       435,376      $2.20       98,781       $0.35      391,152        $5.11           6,000      $5.50



The following table summarizes information about stock options outstanding at December 31, 1997:


                                       Options Outstanding                                          Options Exercisable
           ---------------------------------------------------------------------------      -----------------------------------
                                                      Weighted-
                                 Outstanding           average                               Exercisable
              Range of              as of             remaining           Weighted-             as of               Weighted
              exercise           December 31,        contractual           average           December 31,            average
               prices                1997               life            exercise price           1997            exercise price
               ------                ----               ----            --------------           ----            --------------
           $ 0.00 - $ 2.00         413,714               2.6            $ 0.93                  413,634                $0.93
           $ 2.01 - $ 4.00          44,237               7.9              3.78                   17,591                 3.56
           $ 4.01 - $ 6.00       1,528,154               8.4              5.23                  500,084                 5.15
           $ 6.01 - $10.00
           $10.01 - $12.00           5,000               9.8             11.50
           $12.01 - $14.00          28,500               9.7             13.30
           $14.01 - $16.00           2,000               9.6             16.00
           $16.01 - $18.00          14,300               9.6             17.70
                                 ---------               ---            ------                  -------                -----
                                 2,035,905               7.2            $ 4.56                  931,309                $3.25
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


    Loss for common stock --


                                  1995                  1996                   1997              Inception to Date
                                  ----                  ----                   ----              -----------------
    As reported                $(5,646,243)         $(18,805,941)           $(18,672,435)          $(52,446,127)
    Pro forma                  $(5,901,930)         $(19,622,343)           $(20,168,155)          $(55,013,936)


    Loss per common and common equivalent share --

                                      1995                  1996                   1997          Inception to Date
                                      ----                  ----                   ----          -----------------
    As reported                      $(2.13)              $(3.53)                (2.13)                   $(23.91)
    Pro forma                        $(2.23)              $(3.69)                (2.30)                   $(25.08)


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


    The pro forma disclosure above includes the amortization of the fair value of all options granted during 1995, 1996 and 1997. If only options granted during 1996 and 1997 were valued, as prescribed by SFAS No. 123, pro forma loss for common stock would have been $19,395,460 and $19,802,773, and loss per common share would have been $3.65 and $2.25 for 1996 and 1997.


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


NOTE 12:  REDEEMABLE SECURITIES



PREFERRED STOCK: In 1997, the Company issued 3,000 shares of Series B convertible preferred stock (the "Series B Preferred Stock") for $3,000,000, less issuance costs of $170,898, and 5,000 shares of Series C convertible preferred stock (the "Series C Preferred Stock") for $5,000,000, less issuance costs of $37,829, in two private placements. All shares of the Series B and Series C preferred stock were converted into shares of common stock during 1997 at a discount from the market price of the underlying shares of common stock, measured over a specified period immediately prior to each conversion date. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, "Increasing Rate Preferred Stock," the Company calculated the amount of the discount during 1997 by dividing the proceeds from the private placements by the amount of the conversion feature. With respect to the Series B and Series C preferred stock, the conversion feature was 80%, which was divided into the $8,000,000 total proceeds, resulting in an aggregate $2,000,000 discount which was amortized fully in 1997 (of this amount, $750,000 was allocated to the Series B preferred stock and $1,250,000 was allocated to the Series C preferred stock). The Series B and Series C preferred stock each bore a 5% cumulative annual dividend payable in cash or, at the Company's option, in shares of common stock at the same discount from the market price of the common stock. The Company also amortized an aggregate discount of $18,794 during 1997 for dividends paid in shares of common stock.



In December 1997, the Company issued 10,000 shares of Series A convertible preferred stock ("Series A Preferred Stock") with a stated value of $1,000 per share, less issuance costs of $522,291, all of which were outstanding at December 31, 1997. The Series A preferred stock may be converted into shares of common stock at any time at a conversion price equal to the lesser of $19.185 per share or the lowest sale price of the common stock during the five trading days immediately prior to the conversion. The Company recorded a discount of $808,448 arising from the allocation of net offering proceeds to the issuance of warrants along with the Series A preferred stock.



The Company may redeem any or all of the Series A preferred stock at any time upon a minimum of 20 days notice at a redemption price equal to the greater of
(i) the sum of the stated value of the shares being redeemed and the accrued and unpaid dividends thereon times 115% plus any dividends in arrears, or (ii) the result of multiplying the number of shares issuable upon conversion of the shares being redeemed, including any accrued and unpaid dividends thereon and any dividends in arrears, times the arithmetic average of the closing prices of the common stock during the five trading days immediately prior to the redemption date.



The Series A preferred stock is redeemable at the option of the holders upon the occurrence of certain "Optional Redemption Events," including the lack of a sales price for the common stock on the Nasdaq National Market System ("Nasdaq") or a national securities exchange for 5 consecutive trading days, the Common Stock is not listed for trading on Nasdaq, the New York Stock Exchange ("NYSE") or American Stock Exchange ("Amex") for 5 consecutive trading days, the inability to sell the common stock pursuant to a registration statement for 30 or more days, certain defaults by the Company, a merger or consolidation pursuant to which the common stock is no longer listed on Nasdaq, the NYSE or Amex or the stockholders prior to such transaction no longer hold at least 51% of the common stock after the transaction, or the taking of action which materially and adversely affects the rights of the holders of the Series A preferred stock. In addition, unless the Company obtains approval of its shareholders or receives a waiver from Nasdaq it is not required to issue more than an aggregate of 2,249,330 shares of common stock upon conversion of the Series A preferred stock; if more than such shares become so issuable, and shareholder approval or such waiver is not obtained, then the Company may be required to redeem sufficient shares of Series A preferred stock so that the Company is obligated to issue no more than 2,249,330 shares of common stock upon conversion of the Series A preferred stock.



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



Holders of Series A preferred stock have no voting rights. In the event of voluntary or involuntary liquidation, the holders of the Series A preferred stock are entitled to receive in cash, before any amount is paid to holders of common stock, an amount equal to the stated value of Series A preferred stock plus any accrued and unpaid dividends.



NOTE 13:  RESTATEMENT OF FINANCIAL STATEMENTS









Subsequent to the issuance of the Company's December 31, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, and the separate Series A convertible preferred stock issued in December 1997 should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reducing income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series A convertible preferred stock, issued in December 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Preferred Stock outside of Shareholders' Equity on the Balance Sheet.



The accompanying financial statements as of December 31, 1997 and for the years ended December 31, 1996 and 1997 and the period from December 7, 1987 (inception) to December 31, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series A convertible preferred stock issued in December 1997 as Redeemable Preferred Stock. The following presents the effects of the restatement on the accompanying financial statements:




BALANCE SHEET:



                                                    As of
                                              December 31, 1997
                                       -------------------------------
                                       As previously
                                         reported         As restated
                                       -------------     -------------
Redeemable Securities                   $          0      $  9,477,709
                                        ------------      ------------
Stockholders Equity:
Series A Convertible Preferred Stock    $  8,545,709      $          0
Common Stock                            $ 52,208,938      $ 49,168,180
Accumulated Deficit                     $(44,909,076)     $(42,800,318)
                                        ------------      ------------
Total Shareholders' Equity              $ 15,845,571      $  6,367,862
                                        ------------      ------------
Total Liabilities and Shareholders
  Equity                                $ 20,859,385      $ 20,859,385
                                        ============      ============




                                                                                             Period from December 7, 1987
                                        As of                           As of                   (inception) through
                                 December 31, 1996               December 31, 1997               December 31, 1997
                            -----------------------------   -----------------------------    ----------------------------
                            As previously                   As previously                    As previously
                              reported        As restated     reported        As restated      reported       As restated
                            -------------    ------------   -------------    ------------    ------------    ------------
Net Loss                    $(12,077,338)    $(12,077,338)   $(15,755,229)   $(15,755,229)   $(42,800,318)   $(42,800,318)
Preferred Stock Dividend    $          0     $          0    $    (89,964)   $    (89,964)   $    (89,964)   $    (89,964)
Amortization of Preferred
  Stock Discount            $          0     $ (6,728,603)   $ (2,018,794)   $ (2,827,242)   $ (2,018,794)   $ (9,555,845)
                            ------------     ------------    ------------    ------------    ------------    ------------
Loss For Common Stock       $(12,077,338)    $(18,805,941)   $(17,863,987)   $(18,672,435)   $(44,909,076)   $(52,446,127)
                            ------------     ------------    ------------    ------------    ------------    ------------
Loss Per Common Share       $      (2.27)    $      (3.53)   $      (2.03)   $      (2.13)   $     (20.47)   $     (23.91)
                            ------------     ------------    ------------    ------------    ------------    ------------



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


As discussed in Note 13, the accompanying 1996 and 1997 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
January 21, 1998


November 13, 1998 as to the effects of matters discussed in Note 13




                                                                            ---
                                                                            F19