Form 10-Q
period 1998-09-30
TERA COMPUTER CO \WA\
filed 1998-11-17
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1998

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

                            2815 EASTLAKE AVENUE EAST
                                SEATTLE, WA 98102
                                 (206) 490-2000
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

        As of November 13, 1998, 13,372,161 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1997
                 and September 30, 1998                                    3

                 Statements of Operations for the Three Months and
                 Nine Months Ended September 30, 1997 and 1998             4

                 Condensed Statements of Cash Flows for the Three
                 Months and Nine Months Ended September 30, 1997
                  and 1998                                                 5

                 Notes to Financial Statements                             6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                               10

PART II OTHER INFORMATION

        Item 2.  Changes in Securities                                     11

        Item 6.  Exhibits and Reports on Form 8-K                          12

                              TERA COMPUTER COMPANY
                                 BALANCE SHEETS


                                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                                       1997                1998
                                                                                   ------------        ------------
                                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 13,329,115        $  5,277,276
   Funds in transit                                                                                       3,000,000
   Accounts receivable                                                                   99,696             383,815
   Related party receivable                                                             368,008             302,176
   Inventory                                                                          4,290,873           7,265,678
   Advances to suppliers                                                                325,385             955,300
   Other assets                                                                         410,754             569,468
                                                                                   ------------        ------------
          Total current assets                                                       18,823,831          17,753,713

PROPERTY AND EQUIPMENT, NET                                                           1,914,925           2,533,356

LEASE DEPOSITS                                                                          120,629             163,052
                                                                                   ------------        ------------
          TOTAL                                                                    $ 20,859,385        $ 20,450,121
                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $  2,138,343        $  2,763,235
   Accrued payroll and related expenses                                               1,713,553           1,612,785
   Deferred revenue                                                                                          34,178
   Potential contract adjustments                                                       250,000             250,000
   Current portion of obligations under capital leases                                  379,597             476,311
                                                                                   ------------        ------------
          Total current liabilities                                                   4,481,493           5,136,509

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                                 532,321             610,999

REDEEMABLE SECURITIES (SEE NOTES)
     Issued and outstanding, 10,000 and 3,282 shares of Series A Convertible          9,477,709
        Preferred Stock, $.01 par value

SHAREHOLDERS' EQUITY (SEE NOTES)
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares; issued and outstanding, 10,000 and 3,282 shares of Series A Convertible
      issued and outstanding, 0 and 6,000 shares of Series B Convertible                                  8,784,990
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 13,185,775 shares                       49,168,180          64,590,707
   Preferred stock dividend distributable                                                                   116,025
   Accumulated deficit                                                              (42,800,318)        (58,789,109)
                                                                                   ------------        ------------
                                                                                      6,367,862          14,702,613
                                                                                   ============        ============
          TOTAL                                                                    $ 20,859,385        $ 20,450,121
                                                                                   ============        ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                       1997                1998                1997                1998
                                   ------------        ------------        ------------        ------------
REVENUE                            $                   $    231,655        $                   $  1,779,210

OPERATING EXPENSES:
  Cost of sales                                            (209,383)                             (1,654,398)
  Research and development           (3,871,400)         (3,344,563)         (8,984,017)        (11,219,122)
  Marketing and sales                  (262,065)           (484,165)           (635,226)         (1,268,554)
  General and administrative           (366,560)           (516,316)         (1,066,076)         (1,496,551)
                                   ------------        ------------        ------------        ------------
                                     (4,500,025)         (4,322,772)        (10,685,319)        (13,859,415)
RESEARCH FUNDING                        119,815             105,565             349,169             181,348
                                   ------------        ------------        ------------        ------------
    Net operating expense            (4,380,210)         (4,217,207)        (10,336,150)        (13,678,067)

OTHER INCOME                            104,382              63,330              79,418             163,648
                                   ------------        ------------        ------------        ------------
NET LOSS                             (4,275,828)         (4,153,877)        (10,256,732)        (13,514,419)

PREFERRED STOCK DIVIDEND                (14,714)           (141,300)            (52,214)           (365,611)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                     (484,259)           (464,733)           (847,221)           (464,733)


                                   ============        ============        ============        ============
LOSS FOR COMMON STOCK              $ (4,774,801)       $ (4,759,910)       $(11,156,167)       $(14,344,763)
                                   ============        ============        ============        ============

LOSS PER COMMON SHARE                     (0.46)       $      (0.39)       $      (1.38)       $      (1.22)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        10,331,862          12,258,238           8,064,929          11,785,680



                        See notes to financial statements
                                     Page 4

                              TERA COMPUTER COMPANY
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                         1997                1998                1997                1998
                                                     ------------        ------------        ------------        ------------
OPERATING ACTIVITIES:
  Net loss                                           $ (4,275,828)       $ (4,153,877)       $(10,256,732)       $(13,514,419)
  Net cash used by operating activities                (5,461,944)         (6,357,859)        (11,962,494)        (16,288,886)
INVESTING ACTIVITIES:
  Net cash used by investing activities                  (742,103)           (392,439)         (1,007,473)         (1,375,640)
FINANCING ACTIVITIES:
  Net cash provided by financing activities             5,384,354           6,077,845          21,086,258          12,612,687
                                                     ------------        ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (819,693)           (672,453)          8,116,291          (5,051,839)
CASH AND CASH EQUIVALENTS
  Beginning of period                                   9,864,744           5,949,729             928,760          10,329,115
                                                     ------------        ------------        ------------        ------------
  End of period                                      $  9,045,051        $  5,277,276        $  9,045,051        $  5,277,276
                                                     ============        ============        ============        ============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest                               $     22,068        $     58,835        $     56,882        $    132,316
                                                     ============        ============        ============        ============



                       See notes to financial statements
                                     Page 5

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's restated financial statements for the years ended December 31, 1996 and 1997, and the period from December 7, 1987 through December 31, 1997, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

NET LOSS PER COMMON SHARE

        Net loss per common share is computed on the basis of the weighted average number of shares of Common Stock outstanding. As outstanding stock options, warrants and preferred stock are antidilutive, their effect has not been included in the calculation of net loss per share.

INVENTORY

        Inventory consisted of the following:

                                                  As of                 As of
                                             December 31,1997     September 30, 1998
                                             ----------------     ------------------
Components and subsystems                      $3,405,120             $5,812,667
Work in Process                                   885,753              1,813,011
                                               ----------             ----------
                                               $4,290,873             $7,265,678

CHANGES IN CAPITAL

        The Company previously classified its Series A Convertible Preferred Stock, issued in December 1997, and its Series B Convertible Preferred Stock, issued in June 1998, as redeemable securities as the governing instruments for both securities contained conditions for redemption which were not solely within the control of the Company; for example a significant decline in the market value of the Company's common stock which could lead to a delisting of the common stock from the Nasdaq National Market System. The Company and each of the holders of these securities have entered into agreements providing that the holders no longer may redeem these securities if the condition otherwise giving rise to a redemption right by the holders is not solely within the control of the Company. Therefore, these securities are now classified as Shareholders' Equity.

        The Company previously reported the issuance on June 30, 1998, of 6,000 shares of Series B Convertible Preferred Stock and 100,000 warrants, with an exercise price of $15.00 per share. The warrants were valued at $464,733 (net of allocated offering costs), using the Black-Scholes method. The discount arising from the allocation of proceeds to the warrants has been amortized as a return of capital to the preferred shareholders over the period the related Series B Convertible Preferred was first convertible, which occurred in the three months ended September 30, 1998.

        On September 30, 1998, the Company issued 600,000 shares of Common Stock and five year warrants to purchase 121,008 shares of Common Stock with an exercise price of $10.04 per share, subject to adjustment, for total proceeds of $6,000,000, less offering expenses. Of the proceeds, $3,000,000 were received on September 30, 1998; the remaining $3,000,000 were in transit on September 30, 1998, and were received on October 1, 1998. See Item 2 under Part II, below, for additional information regarding this financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. For a discussion of Risk Factors that could affect the Company's future performance, please see "Business
- Risk Factors" contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

OVERVIEW

        The Company had an accumulated net loss from operations of approximately $58.8 million as of September 30, 1998. The Company's funding to date has been primarily from the sale of approximately $70.8 million in securities, research funding from the Defense Advanced Research Projects Agency ("DARPA"), of approximately $19.2 million, and product sales of approximately $1.3 million.

        The Company has experienced net losses in each year of operations and expects to incur further substantial losses until additional sales are made, and possibly thereafter. In April 1998 the Company recognized its first revenue from system sales with its delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"); through September 30, 1998, the Company had not generated any earnings. The Company plans to upgrade the SDSC system in stages to larger configurations as it receives production printed circuit boards, integrated circuits and other components that are integrated into a commercially acceptable system. See "Business - Risk Factors - Development Status of the MTA System" and " - Manufacturing Risks; Reliance On And Capacity Of Third-Party Sole Source Suppliers" and "Business - Strategy" in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

        Revenue. The Company recorded revenue in the first nine months of 1998 of approximately $1.8 million, of which $232,000 was recognized in the third quarter pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The Company expects to complete this subcontract in for an additional $487,000, of which the Company's portion, after payments to subcontractors, will be approximately $183,000; this subcontract expires on June 30, 1999. The Company may obtain additional revenues in 1998 from the sale of larger configurations to SDSC and from other sales to potential customers, although it currently has no purchase orders for sales to other customers.

        Operating Expenses. Cost of revenue for the third quarter and the first nine months of 1998, largely arising from the company's first system sales to SDSC in the second quarter, were high as a percentage of sales due to favorable pricing terms provided to SDSC and the inclusion of costs of system infrastructure to support a full 16-processor MTA system.

        Research and development expenses include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses for the three and nine months ended September 30, 1998 were $3.3 million and $11.2 million, respectively, representing approximately 79% and 82% of the respective net operating expenses for each period, compared to $3.9 million and $9.0 million for the same respective periods in 1997, which represented approximately 88% and 87% of such periods' respective net operating expenses. During the third quarter, approximately $1.3 million of the $3.3 million were related to the completion and testing of the initial MTA system, preproduction costs and expense related to inventory revaluation and obsolescence due to redesign and optimization of components in inventory, compared to $2.0 million for such items in the third quarter of 1997. The corresponding figures for the first nine months of 1998 were $5.0 million compared to $3.7 million for the first nine months of 1997; this difference primarily arose from inventory obsolescence recognized in the first quarter of 1998. Although non-recurring hardware engineering expenses for the current MTA implementation should continue to decrease, research and development expenses will continue to be a major expense as the Company devotes greater effort to future system development.

        Marketing and sales expenses for the three and nine months ended September 30, 1998 were $484,000 and $1.27 million, respectively, compared to $262,000 and $635,000 for the same periods in 1997, representing an increase of 85% over the third quarter of 1997 and 100% over the first nine months of 1997. General and administrative expenses for the first three and nine months ended September 30, 1998 were $516,000 and $1.50 million, respectively, compared to $367,000 and $1.07 million for the same periods in 1997, representing an increase of 41% in the third quarter and 40% for the nine month period. The increase in marketing and sales expenses was due to additional sales and applications staff, increased marketing efforts and higher wages, while the increase in general and administrative expenses was due largely to additional staff, operating costs associated with being a publicly owned company and higher wages. These expenses are expected to increase commensurate with any growth in the Company's operations.

        Research Funding. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $181,000 in the first nine months of 1998, with $106,000 billed in the third quarter, and $282,000 left to be billed under this contract.

        Other Income. Other income, net of other expense, increased to $164,000 in the first nine months of 1998, largely due to interest received on the Company's increased cash balances. Other net income in the third quarter of 1998, however, was about $63,000, as compared to $104,000 for the third quarter of 1997.

        Taxes. There was no provision for federal income taxes in any period as the Company has continued to incur net operating losses.

        Preferred Stock. The Company recorded a $141,000 cumulative charge for dividends on the Company's Series A and Series B Convertible Preferred Stock in the third quarter, all of which has been paid by the issuance of 19,934 shares of the Company's Common Stock. In addition, the Company amortized in the third quarter the preferred stock discount resulting from the allocation of proceeds to warrants issued on June 30, 1998; this resulted in a $465,000 non-cash charge to the Loss for Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since its inception through September 30, 1998, the Company's principal sources of liquidity have been net proceeds from the sale of securities totaling $70.8 million, DARPA research funding of approximately $19.2 million and sales receipts of approximately $1.3 million. At September 30, 1998, the Company had $8.3 million in cash, cash equivalents and funds in transit, $384,000 in accounts receivable and no bank line of credit.

        During the remainder of 1998 and the first half of 1999, the Company's working capital needs will depend primarily upon its personnel costs and the cost of inventory, as well as manufacturing startup costs and research and development expenses related to future implementations of the MTA system. In the first nine months of 1998, overall wages and benefits increased by about 55% over the first nine months of 1997 to approximately $7.0 million, reflecting both additional personnel (which increased from 75 to 102 from the end of September 1997 to the end of September 1998) and higher wages, while total expenditures related to inventory increased to approximately $7.6 million in the first nine months of 1998, a $4.4 million increase over the first nine months of 1997. Personnel costs are expected to increase gradually as additional employees are added; the level of inventory expenditures will depend upon further orders for MTA systems and the timing of future sales and deliveries. The Company has experienced delays in the receipt of particular components of the MTA system that have increased the need for working capital, and the Company could experience significant additional delays in the manufacturing process that could further substantially increase the Company's need for working capital.

        Although the Company believes its current cash resources, together with funds anticipated from future sales of MTA systems, to be sufficient to continue anticipated levels of business operations through 1998, the Company believes it will need to raise additional capital by early 1999. The Company may raise additional capital in 1998, through equity or debt financing transactions, even if revenues are received from the sale of MTA systems when anticipated. There can be no assurance that any additional financing will be available on acceptable terms when needed or that such financings will not be dilutive to the Company's shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Inapplicable.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        On September 30, 1998, the Company raised $6,000,000 dollars through the negotiated private sale of 600,000 shares of Common Stock and five year warrants to purchase 121,008 shares of Common Stock, with a per share exercise price of $10.04, subject to adjustment, to two accredited investors, Advantage Fund II Ltd., and Koch Industries, Inc. Further information regarding the Common Stock and the warrants is contained under "Changes in Capital" in the Notes to Financial Statements, above. There were no sales agents or underwriters involved in this placement. These sales were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof, based on the nature of the offering and status of the offerees.

        Pursuant to the Subscription Agreement between the Company and the investors, the Company would be required to issue additional shares of Common Stock to the holders if the average closing price of the Common Stock is below $12.00 for the 15 trading days immediately prior to February 22, 1999 (or such later date as a registration statement covering the resale of the shares of Common Stock issued and issuable to the investors becomes effective). There are similar adjustment periods with respect to these securities still owned by the investors each three months thereafter through September 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    4.1 Waiver Agreement, dated as of December 23, 1997, between the Company and Advantage Fund II Ltd.

    4.2 Waiver Agreement, dated as of December 23, 1997, between the Company and Genesee Fund Limited - Portfolio B

    4.3  Waiver Agreement, dated as of June 30, 1998, between the Company and
         Advantage Fund II Ltd.

    4.4  Waiver Agreement, dated as of June 30, 1998, between the Company and
         Genesee Fund Limited - Portfolio B

    4.5 Subscription Agreement, dated as of September 30, 1998, by and among the Company, Advantage Fund II Ltd. and Koch Industries, Inc.

    4.6 Amendment Agreement, dated as of September 30, 1998, by and among the Company, Advantage Fund II Ltd. and Koch Industries, Inc.

   10.1 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation.

   11.   Computation of Per Share Earnings

   27.   Financial Data Schedule


 (b)  Reports on Form 8-K

        A report on Form 8-K was filed on October 8, 1998, reporting the Company's sale of Common Stock and warrants under "Other Events."

ITEMS 1, 3,  4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TERA COMPUTER COMPANY


November 16, 1998                            By: /s/ JAMES E. ROTTSOLK
                                             -------------------------
                                             James E. Rottsolk
                                             Chief Executive Officer


                                             /s/ KENNETH W. JOHNSON
                                             -------------------------
                                             Kenneth W. Johnson
                                             Chief Financial Officer