Form 10QSB/A
period 1997-03-31
TERA COMPUTER CO \WA\
filed 1998-11-18
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  Amendment No. 1

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

                              TERA COMPUTER COMPANY


                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I        FINANCIAL INFORMATION

      Item 1. Financial Statements:

              Balance Sheets as of December 31, 1996                          3
              and March 31, 1997 (As restated, see notes to
              financial statements)

              Statement of Operations for the Three Months                    4
              Ended March 31, 1996 and March 31, 1997 (As restated,
              see notes to Financial Statements), and cumulative
              from date of inception to March 31, 1997 (As restated,
              see notes to Financial Statements)

              Condensed Statement of Cash Flows for the Three                 5
              Months Ended March 31, 1996 and March 31, 1997
              and cumulative from date of inception to  March 31, 1997

              Notes to Financial Statements                                   6

      Item 2. Management's Discussion and Analysis of                         7
              Financial Condition and Results of Operations

PART II       OTHER INFORMATION

      Item 2. Changes in Securities                                          11

      Item 6. Exhibits and Reports on Form 8-K                               12

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                     DECEMBER 31,       MARCH 31,
                                                                         1996              1997
                                                                     ------------      ------------
                                                                                      (As restated,
                                                                                        see notes
                                                                                       to financial
                                                                                       statements)
                                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    928,760      $  3,083,597
   Accounts receivable                                                     40,045           105,544
   Inventory                                                              851,960         1,554,965
   Advances to suppliers                                                  310,077           325,263
   Other assets                                                           146,350           113,793
   Stock subscriptions receivable                                       1,074,997
                                                                     ------------      ------------
           Total current assets                                         3,352,189         5,183,162

PROPERTY AND EQUIPMENT, NET                                             1,182,422         1,171,615
LEASE DEPOSITS                                                             81,902           103,883
                                                                     ------------      ------------
           TOTAL                                                     $  4,616,513      $  6,458,660
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $  1,070,242      $  1,236,513
   Accrued payroll and related expenses                                 1,712,971         1,866,305
   Potential contract adjustments                                         250,000           250,000
   Current portion of obligations under capital leases                    340,765           378,589
                                                                     ------------      ------------
           Total current liabilities                                    3,373,978         3,731,407

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                   114,474           107,293

REDEEMABLE SECURITIES: (SEE NOTES)
   Issued and outstanding, 3,000 shares of Series B
     Convertible Preferred Stock, $.01 par value                                          1,858,576
SHAREHOLDERS' EQUITY: (SEE NOTES)
   Common stock, par $.01 - Authorized, 25,000,000 shares;
     issued and outstanding, 6,496,815 and 6,985,488 shares            27,098,153        30,221,937
   Common stock subscribed                                              1,074,997
   Accumulated deficit                                                (27,045,089)      (29,460,553)
                                                                     ------------      ------------
           Total shareholders' equity                                   1,128,061           761,384
                                                                     ------------      ------------
           TOTAL                                                     $  4,616,513       $ 6,458,660
                                                                     ============      ============


                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                      PERIOD FROM
                                                                       DECEMBER 7,
                                                                    1987 (INCEPTION)
                                       THREE MONTHS ENDED              THROUGH
                                            MARCH 31,                  MARCH 31,
                                     1996              1997              1997
                                 ------------     -------------     ----------------
                                                  (As restated,      (As restated,
                                                  see notes to       see notes to
                                                    financial          financial
                                                   statements)        statements)

OPERATING EXPENSES:
  Research and development       $ (3,166,645)     $ (2,044,424)     $(40,677,624)
  Marketing and sales                (132,874)         (164,683)       (1,995,552)
  General and administrative         (237,886)         (306,476)       (5,118,943)
                                 ------------      ------------      ------------
                                   (3,537,405)       (2,515,583)      (47,792,119)
RESEARCH FUNDING                       10,393           114,794        18,769,639
                                 ------------      ------------      ------------
    Net operating expense          (3,527,012)       (2,400,789)      (29,022,480)

OTHER EXPENSES                        (23,896)          (14,675)         (438,073)
                                 ------------      ------------      ------------
NET LOSS                         $ (3,550,908)     $ (2,415,464)     $(29,460,553)

AMORTIZATION OF PREFERRED
  STOCK DISCOUNT                                        (25,926)       (6,754,529)
                                 ------------      ------------      ------------
NET LOSS FOR COMMON STOCK        $ (3,550,908)     $ (2,441,390)     $(36,215,082)
                                 ============      ============      ============
NET LOSS PER COMMON SHARE        $      (0.90)     $      (0.37)     $     (21.92)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       3,925,007         6,663,235         1,652,234


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




NET LOSS PER COMMON SHARE

      Net loss per common share is computed on the basis of the weighted average number of common shares outstanding. As outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per common share.



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


     In the second offering the Company issued 3,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,000,000 (less $167,350 in issuance costs). Holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Preferred Stock. Dividends are payable in cash or common stock at the Company's option, quarterly on January 1, April 1, July 1, and October 1 of each year, commencing July 1, 1997. The Series B Preferred Stock is redeemable at the option of the Company and, in certain situations, at the option of the holders. The Series B Preferred stock is presented as Redeemable Securities. Each share of the Series B Preferred Stock is also convertible at the option of the holder at a conversion price equal to the lesser of $6.15 or at conversion percentages ranging from 80% to 75% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date. The terms of the conversion represent a beneficial conversion feature calculated at the date of issuance as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares of common stock into which the security is convertible. The amount of the beneficial conversion feature, $1,000,000, has been allocated to common stock, and the resulting preferred stock discount will be amortized ratably by the Company in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, as a non-cash return on the preferred stock from the date of issuance through the date the security is first convertible. In the first quarter, the Company amortized $25,926 of this amount as a non-cash return on the preferred stock.


RESTATEMENT OF FINANCIAL STATEMENTS


Subsequent to the issuance of the Company's March 31,1997 financial statements, management determined that the Company's Series A and Series B convertible preferred stock, issued during the second and third quarters of 1996 and the first quarter 1997, respectively, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Additionally, management determined that the provisions of the Company's Series B convertible preferred stock, issued in March 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.


The accompanying financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and the period from December 7, 1987 (inception) to March 31, 1997, have been restated to account for the Series A and Series B convertible preferred stock, which include beneficial conversion features, in accordance with EITF D-60 and to present the Series B convertible preferred stock as Redeemable Securities. The following presents the effects of the restatement on the accompanying financial statements:






BALANCE SHEET:                            As of
                                      March 31, 1997
                               ------------------------------
                                    As           As restated
                                previously
                                 reported
                               ------------      ------------
Redeemable Securities          $          0      $  1,858,576
                               ------------      ------------

Shareholders' Equity:
Preferred Stock                $  2,858,576      $          0
Common Stock                   $ 29,247,863      $ 30,221,937
Accumulated Deficit            $(29,486,479)     $(29,460,553)
                               ------------      ------------
Total Shareholders' Equity     $  2,619,960      $    761,384
                               ------------      ------------
Total Liabilities and
Shareholders' Equity           $  6,458,660      $  6,458,660
                               ============      ============



STATEMENT OF OPERATIONS:
                                                                   Period from December 7, 1987
                                      Three Months Ended                   (inception)
                                        March 31, 1997               through  March 31, 1997
                              ------------------------------      ------------------------------
                                    As           As restated           As            As restated
                                previously                         previously
                                 reported                           reported
                              ------------      ------------      ------------      ------------

Net Loss                      $ (2,415,464)     $ (2,415,464)     $(29,460,553)     $(29,460,553)
Amortization of Preferred
Stock Discount                $          0      $    (25,926)     $          0      $ (6,754,529)
                              ------------      ------------      ------------      ------------
Loss For Common Stock         $ (2,415,464)     $ (2,441,390)     $(29,460,553)     $(36,215,082)
                              ------------      ------------      ------------      ------------
Net Loss Per Common Share     $      (0.36)     $      (0.37)     $     (17.83)     $     (21.92)
                              ------------      ------------      ------------      ------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As discussed in the notes to financial statements, subsequent to the issuance of the Company's March 31, 1997 financial statements, management determined that the Company's Series A and Series B convertible preferred stock, issued during the second and third quarters of 1996 and the first quarter 1997, respectively, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Additionally, management determined that the provisions of the Company's Series B convertible preferred stock, issued in March 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.


The Company's financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and the period from December 7, 1987 (inception) to March 31, 1997, have been restated to account for the Series A and Series B convertible preferred stock, which include beneficial conversion features, in accordance with EITF D-60 and to present the Series B convertible preferred stock as Redeemable Securities. The adjustments have no effect on the Net Loss of the Company or its cash flows. The Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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


OVERVIEW


     The Company is a development stage enterprise that has an accumulated net operating loss of approximately $29.5 million as of March 31, 1997. Approximately 37% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of securities.


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


LIQUIDITY AND CAPITAL RESOURCES


      Since its incorporation through March 31, 1997, the Company's principal sources of liquidity have been DARPA research funding of approximately $18.8 million and net proceeds from the sale of securities totaling $32 million. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $200,000 in 1996 and are expected to be approximately $500,000 in 1997. At March 31, 1997, the Company had $3 million in cash and no bank line of credit.


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


     In February 1997, the Company received $1,075,000 from two shareholders through warrant exercises pursuant to subscription agreements entered into in December 1996. In March 1997, the Company raised $1,222,500 through a private placement to accredited investors of 299,332 shares of common stock and 74,833 warrants (of which 68,167 are private warrants exercisable at $6.00 per share and 6,666 were Redeemable Common Stock Purchase Warrants). Also in March 1997, the Company raised $3,000,000 (less $167,350 in issuance costs) through the sale of 3,000 shares of Series B Preferred Stock to one accredited investor. The Series B Preferred Stock is convertible into common stock upon registration of the underlying common stock with the Securities and Exchange Commission. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 68, the Company recognized $25,926 as a non-cash dividend in the first quarter.


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

                                          TERA COMPUTER COMPANY



Date: November 16, 1998                   By: JAMES E. ROTTSOLK
                                              ------------------
                                              James E. Rottsolk
                                              Chief Executive Officer


                                           By: KENNETH W. JOHNSON
                                               -------------------
                                               Kenneth W. Johnson
                                               Chief Financial Officer