Form 10QSB/A
period 1997-06-30
TERA COMPUTER CO \WA\
filed 1998-11-18
CIK 949158

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

                           TERA COMPUTER COMPANY

                             TABLE OF CONTENTS


                                                                                                                     Page No.

PART I     FINANCIAL INFORMATION

W           Item 1.      Financial Statements:

                        Balance Sheets as of December 31, 1996                                                           3
                        and June 30, 1997 (As restated, see notes to financial statements)

                        Statement of Operations for the Three Months and Six                                             4
                        Months Ended June 30, 1996 (As restated, see notes to financial statements)
                        and June 30, 1997, and cumulative from date of inception to June 30, 1997
                        (As restated, see notes to financial statements)

                        Condensed Statement of Cash Flows for the Three Months                                           5
                        and Six Months Ended June 30, 1996 and June 30, 1997
                        and cumulative from date of inception to June 30, 1997

                        Notes to Financial Statements                                                                    6

           Item 2.      Management's Discussion and Analysis of                                                          7
                        Financial Condition and Results of Operations

PART II    OTHER INFORMATION

           Item 2.      Changes in Securities                                                                            11

           Item 4.      Submission of Matters to a Vote of Security Holders                                              11

           Item 6.      Exhibits and Reports on Form 8-K                                                                 11

                           TERA COMPUTER COMPANY
                       (a development stage company)

                               BALANCE SHEETS



                                                                     December 31,      June 30,
                                                                         1996           1997
                                                                     ------------   ------------
                                                                                    (As restated,
                                                                                      see notes
                                                                                     to financial
                                                                                     statements)
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    928,760   $  9,864,744
   Accounts receivable                                                     40,045         49,229
   Inventory                                                              851,960      2,191,566
   Advances to suppliers                                                  310,077        496,607
   Other assets                                                           146,350        153,853
   Stock subscriptions receivable                                       1,074,997
                                                                     ------------   ------------
              Total current assets                                      3,352,189     12,755,999

PROPERTY AND EQUIPMENT, NET                                             1,182,422      1,105,024
LEASE DEPOSITS                                                             81,902         34,930
                                                                     ------------   ------------
              TOTAL                                                  $  4,616,513   $ 13,895,953
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                  $  1,070,242   $  1,785,377
   Accrued payroll and related expenses                                 1,712,971      1,631,274
   Potential contract adjustments                                         250,000        250,000
   Current portion of obligations under capital leases                    340,765        328,760
                                                                     ------------   ------------
              Total current liabilities                                 3,373,978      3,995,411

OBLIGATIONS UNDER CAPITAL LEASES
   LESS CURRENT PORTION                                                   114,474        133,683

REDEEMABLE SECURITIES: (SEE NOTES)
   Issued and outstanding, 3000 shares of Series B
       Convertible Preferred Stock, $.01 par value                                     2,195,613

SHAREHOLDERS' EQUITY: (SEE NOTES)
   Common stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 6,496,815 and 9,868,897 shares          27,098,153     40,559,739
   Common stock subscribed                                              1,074,997
   Preferred stock dividend distributable                                                 37,500
   Accumulated deficit                                                (27,045,089)   (33,025,993)
                                                                     ------------   ------------
              Total shareholders' equity                                1,128,061      7,571,246
                                                                     ------------   ------------
              TOTAL                                                  $  4,616,513   $ 13,895,953
                                                                     ============   ============



                     See Notes to financial statements
                                  Page 3

                           TERA COMPUTER COMPANY
                       (a development stage company)

                          STATEMENT OF OPERATIONS
                                (unaudited)


                                                                                           Period from
                                                                                           December 7,
                                                                                        1987 (inception)
                                   Three Months Ended            Six Months Ended            through
                                       June 30,                       June 30,               June 30,
                                 1996            1997           1996           1997            1997
                              ------------   ------------   ------------   ------------   -------------
                             (As restated,                 (As restated,                  (As restated,
                               see notes                     see notes                      see notes
                              to financial                  to financial                   to financial
                              statements)                   statements)                     statements)

OPERATING EXPENSES:
  Research and development    $ (3,342,478)    (3,068,194)  $ (6,509,123)  $ (5,112,618)  $(43,745,818)
  Marketing and sales             (145,350)      (208,477)      (278,224)      (373,160)    (2,204,029)
  General and administrative      (252,566)      (393,040)      (490,452)      (699,516)    (5,511,983)
                              ------------   ------------   ------------   ------------   ------------
                                (3,740,394)    (3,669,711)    (7,277,799)    (6,185,294)   (51,461,830)
RESEARCH FUNDING                    19,083        114,560         29,476        229,354     18,884,199
                              ------------   ------------   ------------   ------------   ------------
    Net operating expense       (3,721,311)    (3,555,151)    (7,248,323)    (5,955,940)   (32,577,631)

OTHER EXPENSE                      (15,919)       (10,289)       (39,815)       (24,964)      (448,362)
                              ------------   ------------   ------------   ------------   ------------
NET LOSS                        (3,737,230)    (3,565,440)    (7,288,138)    (5,980,904)   (33,025,993)

PREFERRED STOCK DIVIDEND                          (37,500)                      (37,500)       (37,500)
AMORTIZATION OF PREFERRED
  STOCK DISCOUNT                  (178,675)      (337,037)      (178,675)      (362,963)    (7,091,566)

NET LOSS FOR                  ------------   ------------   ------------   ------------   ------------
  COMMON STOCK                $ (3,915,905)  $ (3,939,977)  $ (7,466,813)  $ (6,381,367)  $(40,155,059)
                              ============   ============   ============   ============   ============

NET LOSS PER COMMON SHARE     $      (0.83)  $      (0.55)  $      (1.73)  $      (0.92)  $     (21.83)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    4,718,657      7,159,373      4,315,780      6,912,675      1,839,029


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



           The Company previously reported the issuance in March 1997 of 3,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") for total proceeds of $3,000,000 (less $167,350 in issuance costs). Holders of Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Preferred Stock. The initial dividend of $37,500 was accrued during the quarter ended June 30, 1997 and paid by the issuance of 10,193 shares of Common Stock on July 1, 1997. Each share of the Series B Preferred Stock is convertible at the option of the holder at a conversion price equal to the lesser of $6.15 or at conversion percentage discounts ranging from 80% to 75% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date (all as set forth in the Statement of Rights and Preferences for the Series B Preferred Stock). The terms of the conversion represent a beneficial conversion feature calculated at the date of issuance as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares of common stock into which the security is convertible. The amount of the beneficial conversion feature, $1,000,000, has been allocated to common stock, and the resulting preferred stock discount will be amortized ratably by the Company in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, as a non-cash return on the preferred stock from the date of issuance through the date the security is first convertible. The Company amortized $25,926 and $337,037 as a non-cash return on the preferred stock in the first and second quarter, respectively. All 3,000 shares of Series B Preferred Stock were converted into 730,073 shares of Common Stock during August 1997. At August 11, 1997, the Company had outstanding 10,614,836 shares of Common Stock.

RESTATEMENT OF FINANCIAL STATEMENTS

          Subsequent to the issuance of the Company's June 30, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Take Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series B convertible preferred stock, issued in March 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

          The accompanying financial statements as of June 30, 1997 and for the three months and six months ended June 30, 1996 and the period from December 7, 1987 (inception) to June 30, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series B convertible preferred stock as Redeemable Securities. The following presents the effects of the restatement on the accompanying financial statements:




BALANCE SHEET:                               As of
                                         June 30, 1997
                                 -----------       -----------
                                      As           As restated
                                  previously
                                  reported
                                 -----------        -----------

Redeemable Securities            $          0       $  2,195,613
                                 ------------       ------------

Shareholders' Equity:
Preferred Stock                  $  3,192,063       $          0
Common Stock                     $ 39,963,752       $ 40,559,739
Preferred Stock Dividend         $     37,500       $     37,500
Distributable
Accumulated Deficit              $(33,426,456)      $(33,025,993)
                                 ------------       ------------
Total Shareholders' Equity       $  9,766,859       $  7,571,246
                                 ------------       ------------
Total Liabilities and
Shareholders'
     Equity                      $ 13,895,953       $ 13,895,953
                                 ============       ============




STATEMENT OF OPERATIONS:
                                                                                                             Period from
                                                                                                           December 7, 1987
                                       Three Months                        Six Months                        (inception)
                                           Ended                              Ended                            through
                                       June 30, 1996                      June 30, 1996                      June 30, 1997
                              ------------------------------      -----------------------------      -------------------------------
                                    As           As restated             As          As restated            As         As restated
                                previously                          previously                         previously
                                 reported                            reported                           reported
                              ------------      ------------      ------------      ------------      ------------     ------------
Net Loss                      $ (3,737,230)     $ (3,737,230)     $ (7,288,138)     $ (7,288,138)     $(33,025,993)    $(33,025,993)
Preferred Stock Dividend      $          0      $          0      $          0      $          0      $    (37,500)    $    (37,500)
Amortization of Preferred
Stock Discount                $          0      $   (178,675)     $          0      $   (178,675)     $   (362,963)    $ (7,091,566)
                              ------------      ------------      ------------      ------------      ------------     ------------
Net Loss For Common Stock     $ (3,737,230)     $ (3,915,905)     $ (7,288,138)     $ (7,466,813)     $(33,426,456)    $(40,155,059)
                              ------------      ------------      ------------      ------------      ------------     ------------
Net Loss Per Common Share     $      (0.79)     $      (0.83)     $      (1.69)     $      (1.73)     $     (18.18)    $     (21.83)
                              ------------      ------------      ------------      ------------      ------------     ------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            As discussed in the notes to financial statements, subsequent to the issuance of the Company's June 30, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series B convertible preferred stock, issued in March 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.


           The Company's financial statements as of June 30, 1997 and for the three months and six months ended June 30, 1996 and the period from December 7, 1987 (inception) to June 30, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series B convertible preferred stock as Redeemable Securities. The adjustments have no effect on the Net Loss of the Company or on its cash flows. The Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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

OVERVIEW


           The Company is a development stage enterprise that has an accumulated net operating loss of approximately $33.0 million as of June 30, 1997. Approximately 30% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of securities.


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

LIQUIDITY AND CAPITAL RESOURCES


           Since its incorporation through June 30, 1997, the Company's principal sources of liquidity have been DARPA research funding of approximately $18.9 million and net proceeds from the sale of securities totaling $43 million. The Company currently is billing DARPA under a research contract awarded in September 1995. Billings under this contract were approximately $200,000 in 1996 and are expected to be approximately $500,000 in 1997. At June 30, 1997, the Company had $9.9 million in cash and no bank line of credit.

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

                                  TERA COMPUTER COMPANY



Date: November 16, 1998               By: /s/ JAMES E. ROTTSOLK
                                          ----------------------
                                          James E. Rottsolk
                                          Chief Executive Officer

                                      By: /s/ KENNETH W. JOHNSON
                                          ----------------------
                                          Kenneth W. Johnson
                                          Chief Financial Officer