Form 10QSB/A
period 1997-09-30
TERA COMPUTER CO \WA\
filed 1998-11-18
CIK 949158

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

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS


                                                                                                    Page No.
PART I         FINANCIAL INFORMATION

               Item 1.           Financial Statements:

                                 Balance Sheets as of December 31, 1996                                3
                                 and September  30, 1997 (As restated, see notes to
                                 financial statements)

                                 Statement of Operations for the Three Months and                      4
                                 Nine Months Ended September 30, 1996 (As restated, see notes to financial statements) and September 30, 1997, and cumulative from date of inception to September  30, 1997 (As restated, see notes to financial statements)

                                 Condensed Statement of Cash Flows for the Three                       5
                                 Months and Nine Months Ended September 30, 1996
                                 and September 30, 1997 and cumulative from date of
                                 inception to September 30, 1997

                                 Notes to Financial Statements                                         6

               Item 2.           Management's Discussion and Analysis of                               7
                                 Financial Condition and Results of Operations

PART II        OTHER INFORMATION

               Item 2.           Changes in Securities                                                 11

               Item 6.           Exhibits and Reports on Form 8-K                                      11

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                 1996             1997
                                                                              ------------   --------------
                                                                                             (As restated,
                                                                                               see notes
                                                                                              to financial
                                                                                              statements)
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $    928,760    $  9,045,051
   Accounts receivable                                                              40,045          92,753
   Inventory                                                                       851,960       3,063,099
   Advances to suppliers                                                           310,077         606,411
   Other assets                                                                    146,350         264,004
   Stock subscriptions receivable                                                1,074,997
                                                                              ------------    ------------
          Total current assets                                                   3,352,189      13,071,318

PROPERTY AND EQUIPMENT, NET                                                      1,182,422       1,646,895
LEASE DEPOSITS                                                                      81,902          76,730
                                                                              ------------    ------------
          TOTAL                                                               $  4,616,513    $ 14,794,943
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  1,070,242    $  1,682,847
   Accrued payroll and related expenses                                          1,712,971       1,524,268
   Potential contract adjustments                                                  250,000         250,000
   Current portion of obligations under capital leases                             340,765         361,111
                                                                              ------------    ------------
          Total current liabilities                                              3,373,978       3,818,226

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                            114,474         358,728

REDEEMABLE SECURITIES: (SEE NOTES)
   Issued and outstanding 5,000 shares of Series C Convertible
      Preferred Stock, $.01 par value                                                         $  3,814,986

SHAREHOLDERS' EQUITY: (SEE NOTES)
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
       issued and outstanding, 6,496,815 and 10,677,938 shares                  27,098,153      44,104,824
   Common stock subscribed                                                       1,074,997
   Accumulated deficit                                                         (27,045,089)    (37,301,821)
                                                                              ------------    ------------
          Total shareholders' equity                                             1,128,061       6,803,003
                                                                              ------------    ------------
          TOTAL                                                               $  4,616,513    $ 14,794,943
                                                                              ============    ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                               PERIOD FROM
                                                                                                DECEMBER 7,
                                                                                              1987 (INCEPTION)
                                    THREE MONTHS ENDED               NINE MONTHS ENDED           THROUGH
                                       SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                               ----------------------------    ----------------------------    ------------
                                   1996           1997            1996            1997            1997
                               ------------    ------------    ------------    ------------    ------------
                              (As restated,                   (As restated,                   (As restated,
                                see notes                       see notes                       see notes
                                financial                       financial                       financial
                               statements)                     statements)                     statements)
OPERATING EXPENSES:
  Research and development     $ (2,195,293)   $ (3,871,400)   $ (8,704,416)   $ (8,984,018)   $(47,617,218)
  Marketing and sales              (162,848)       (262,065)       (441,072)       (635,225)     (2,466,094)
  General and administrative       (276,166)       (366,560)       (766,618)     (1,066,076)     (5,878,543)
                               ------------    ------------    ------------    ------------    ------------
                               $ (2,634,307)   $ (4,500,025)   $ (9,912,106)   $(10,685,319)   $(55,961,855)
RESEARCH FUNDING                     48,355         119,815          77,831         349,169      19,004,014
                               ------------    ------------    ------------    ------------    ------------
    Net operating expense      $ (2,585,952)   $ (4,380,210)   $ (9,834,275)   $(10,336,150)   $(36,957,841)

OTHER INCOME (EXPENSE)               12,178         104,382         (27,637)         79,418        (343,980)

                               ------------    ------------    ------------    ------------    ------------
NET LOSS                       $ (2,573,774)   $ (4,275,828)   $ (9,861,912)   $(10,256,732)   $(37,301,821)

PREFERRED STOCK DIVIDEND                  0         (14,714)              0         (52,214)        (52,214)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                 (562,795)       (484,259)       (741,470)       (847,221)     (7,575,824)

                               ------------    ------------    ------------    ------------    ------------
NET LOSS FOR COMMON STOCK      $ (3,136,569)   $ (4,774,801)   $(10,603,382)   $(11,156,167)   $(44,929,859)
                               ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE      $      (0.50)   $      (0.46)   $      (2.13)   $      (1.38)   $     (22.29)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     6,284,358      10,331,862       4,981,174       8,064,929       2,015,951



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


CHANGES IN CAPITAL


       The Company previously reported the issuance in March 1997 of 3,000 shares of Series B Convertible Preferred Stock for total proceeds of $3,000,000 (less issuance costs of $167,350). During the third quarter of 1997, the Company issued an aggregate of 740,266 shares of Common Stock upon conversion of and in payment of accrued dividends on the Series B Convertible Preferred Stock.



     On September 24, 1997, the Company issued 5,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") for total proceeds of $5,000,000 (less issuance costs of $37,829). Holders of Series C Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series C Convertible Preferred Stock. Each share of the Series C Preferred Stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or 80% of the market price of the underlying shares of Common Stock measured over a specified period immediately prior to each conversion date (all as set forth in the Statement of Rights and Preferences for the Series C Preferred Stock). The terms of the conversion represent a beneficial conversion feature calculated at the date of issuance as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares of common stock into which the security is convertible. The amount of the beneficial conversion feature, $1,250,000, has been allocated to common stock, and the resulting preferred stock discount will be amortized ratably by the Company in accordance with Securities and Exchange Commission

Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, as a non-cash return on the Preferred Stock from the date of issuance through the date the security is first convertible. The Company amortized $97,222 as a non-cash return on the Series C Preferred Stock during the third quarter. On November 5, 1997, the holder converted 2,000 shares of Series C Preferred Stock and accrued dividends thereon into an aggregate of 212,171 shares of Common Stock.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's September 30, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series C convertible preferred stock, issued in September 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

The accompanying financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1996 and the period from December 7, 1987 (inception) to September 30, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series C convertible preferred stock as Redeemable Securities. The following presents the effects of the restatement on the accompanying financial statements:






BALANCE SHEET:                           As of September 30,  1997
                                       -----------------------------
                                      As previously    As restated
                                         reported
                                       ------------     ------------

Redeemable Securities                  $          0     $  3,814,986
                                       ------------     ------------

Shareholders' Equity:
Preferred Stock                        $  5,064,986     $          0
Common Stock                           $ 43,754,260     $ 44,104,824
Accumulated Deficit                    ($38,201,257)    ($37,301,821)
                                       ------------     ------------
Total Shareholders' Equity             $ 10,617,989     $  6,803,003
                                       ------------     ------------
Total Liabilities and Shareholders'
     Equity                            $ 14,794,943     $ 14,794,943
                                       ============     ============


STATEMENT OF OPERATIONS:                                                                                  Period from
                                                                                                        December 7, 1987
                                   Three Months Ended                Nine Months Ended                (inception) through
                                   September 30, 1996                September 30, 1996               September 30, 1997
                             -----------------------------     ------------------------------    ------------------------------
                             As previously    As restated      As previously     As restated     As previously     As restated
                                reported                          reported                         reported
                             ------------     -------------     -----------     ------------    -------------     -------------

Net Loss                     $ (2,573,774)    $ (2,573,774)    $ (9,861,912)    $ (9,861,912)    $(37,301,821)    $(37,301,821)
Preferred Stock Dividend     $          0     $          0     $          0     $          0     $    (52,214)    $    (52,214)
Amortization of Preferred
     Stock Discount          $          0     $   (562,795)    $          0     $   (741,470)    $   (847,221)    $ (7,575,824)
                             ------------     ------------     ------------     ------------     ------------     ------------
Net Loss For Common Stock    $ (2,573,774)    $ (3,136,569)    $ (9,861,912)    $(10,603,382)    $(38,201,256)    $(44,929,859)
                             ------------     ------------     ------------     ------------     ------------     ------------
Net Loss Per Common Share    $      (0.41)    $      (0.50)    $      (1.98)    $      (2.13)    $     (18.95)    $     (22.29)
                             ------------     ------------     ------------     ------------     ------------     ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As discussed in the notes to financial statements, subsequent to the issuance of the Company's September 30, 1997 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reducing income attributable to common stock, during the period for the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series C convertible preferred stock, issued in September 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

The Company's financial statements as of September 30, 1997 and for the three months and nine months ended September 30, 1996 and the period from December 7, 1987 (inception) to September 30, 1997, have been restated to account for the Series A convertible preferred stock, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series C convertible preferred stock as Redeemable Securities. The adjustments have no effect on the Net Loss of the Company or on its cash flows. The Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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

OVERVIEW


       The Company is a development stage enterprise that has an accumulated net operating loss of approximately $37.3 million as of September 30, 1997. Approximately 28% of the Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of securities.


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


       In the first nine months of 1997, the Company recorded a $52,000 charge for dividends on the Company's Series B Convertible Preferred Stock and amortized an aggregate non-cash return on Preferred Stock of $847,000 arising from beneficial conversion features of the Series B Convertible Preferred Stock in August 1997 and the issuance of the Series C Convertible Preferred Stock in September. See the discussion under "Changes in Capital" in the "Notes to Financial Statements," above.


LIQUIDITY AND CAPITAL RESOURCES


       Since its incorporation through September 30, 1997, the Company's principal sources of liquidity have been net proceeds from the sale of securities totaling $48.1 million and DARPA research funding of approximately $19 million. At September 30, 1997, the Company had $9.0 million in cash and no bank line of credit.


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


       On September 24, 1997, the Company raised $5,000,000 (less issuance costs of $37,829) from the sale of its Series C Preferred Stock, as discussed under "Changes in Capital" in the "Notes to Financial Statements," above.


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

(a)   Exhibits

      4.1 Statement of Rights and Preferences of the Series C Convertible Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Washington on September 23, 1997*


      10.1 Agreement between Unisys Corporation and the Registrant, dated September 17, 1997.**


      11.     Computation of Earnings (Loss) Per Share

      27.     Financial Data Schedule

       ------------
       *Incorporated by reference to the Company's Form S-3 Registration Statement, Registration No. 333-37465, as filed with the Commission on October 8, 1997.


       ** Incorporated by reference to the Company's Form 10-Q Report, as filed with the Commission for the period ended September 30, 1997.


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