Form 10-Q/A
period 1998-03-31
TERA COMPUTER CO \WA\
filed 1998-11-18
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                Amendment No. 1

                                  FORM 10-Q/A


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

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1997                                3
                 and March 31, 1998 (As restated, see notes to financial
                 statements)

                 Statement of Operations for the Three Months                          4
                 Ended March 31, 1997 and March 31, 1998, and
                 cumulative from date of inception to March 31, 1998
                 (As restated, see notes to financial statements)

                 Condensed Statement of Cash Flows for the Three                       5
                 Months Ended March 31, 1997 and March 31, 1998
                 and cumulative from date of inception to March 31, 1998

                 Notes to Financial Statements                                         6

        Item 2.  Management's Discussion and Analysis of                               6
                 Financial Condition and Results of Operations

PART II OTHER INFORMATION

        Item 5.  Other  Information                                                    10

        Item 6.  Exhibits and Reports on Form 8-K                                      10

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                                     DECEMBER 31,          MARCH 31,
                                                                                         1997                 1998
                                                                                     ------------         -------------
                                                                                                          (As restated,
                                                                                                          see notes to
                                                                                                            financial
                                                                                                           statements)
                                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $ 13,329,115         $  6,909,798
   Accounts receivable                                                                     99,696              154,684
   Related party receivable                                                               368,008              264,882
   Inventory                                                                            4,290,873            5,691,251
   Advances to suppliers                                                                  325,385              297,567
   Other assets                                                                           410,754              434,974
                                                                                     ------------         ------------
          Total current assets                                                         18,823,831           13,753,156

PROPERTY AND EQUIPMENT, NET                                                             1,914,925            1,917,784

LEASE DEPOSITS                                                                            120,629              131,368
                                                                                     ------------         ------------
          TOTAL                                                                      $ 20,859,385         $ 15,802,308
                                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                                  $  2,138,343         $  2,028,156
   Accrued payroll and related expenses                                                 1,713,553            1,321,167
   Potential contract adjustments                                                         250,000              250,000
   Current portion of obligations under capital leases                                    379,597              345,858
                                                                                     ------------         ------------
          Total current liabilities                                                     4,481,493            3,945,181

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                                   532,321              540,857

REDEEMABLE SECURITIES: (SEE NOTES)
   Issued and outstanding 10,000 and 8,427 shares of Series A Convertible
      Preferred Stock, $.01 par value                                                   9,477,709            7,986,866

SHAREHOLDERS'  EQUITY: (SEE NOTES)
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 11,535,832 shares                         49,168,180           51,076,478
   Preferred stock dividend distributable                                                                      114,701
   Accumulated deficit                                                                (42,800,318)         (47,861,775)
                                                                                     ------------         ------------
          Total shareholders' equity                                                    6,367,862            3,329,404
                                                                                     ------------         ------------
          TOTAL                                                                      $ 20,859,385         $ 15,802,308
                                                                                     ============         ============




                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                         PERIOD FROM
                                                                         DECEMBER 7,
                                                                       1987 (INCEPTION)
                                        THREE MONTHS ENDED                THROUGH
                                             MARCH 31,                    MARCH 31,
                                      1997               1998               1998
                                  ------------       ------------       ------------
                                                                        (As restated,
                                                                         see notes to
                                                                          financial
                                                                         statements)
REVENUE
  Service revenue                 $                  $     20,952       $     94,483

OPERATING EXPENSES:
  Cost of sales                   $                  $    (15,873)      $    (67,764)
  Research and development          (2,044,424)        (4,313,301)       (56,493,286)
  Marketing and sales                 (164,683)          (410,050)        (3,360,350)
  General and administrative          (306,476)          (475,405)        (6,849,017)
                                  ------------       ------------       ------------
                                  $ (2,515,583)      $ (5,193,677)      $(66,675,934)
RESEARCH FUNDING                       114,794             27,521         19,031,773
                                  ------------       ------------       ------------
    Net operating expenses        $ (2,400,789)      $ (5,166,156)      $(47,644,161)

OTHER INCOME (EXPENSE)                 (14,675)           104,699           (217,614)
                                  ------------       ------------       ------------
NET LOSS                          $ (2,415,464)      $ (5,061,457)      $(47,861,775)

PREFERRED STOCK DIVIDEND                                 (130,024)          (219,988)

AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                     (25,926)                           (9,555,845)


                                  ------------       ------------       ------------
NET LOSS FOR COMMON STOCK         $ (2,441,390)      $ (5,191,481)      $(57,637,608)
                                  ============       ============       ============

NET LOSS PER COMMON SHARE;        $      (0.37)      $      (0.46)      $     (24.07)
  BASIC AND DILUTED

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        6,663,235         11,333,104          2,394,140




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
                                                ============        ============        ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION


         The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's Restated financial statements for the years ended December 31, 1996 and 1997, and the period from December 7, 1987 through December 31, 1997, contained in the Company's Annual Report on Form 10-K/A filed for the fiscal year ended December 31, 1997.


NET LOSS PER COMMON SHARE

         Net loss per common share is computed on the basis of the weighted average number of shares of Common Stock outstanding. As outstanding stock options, warrants and preferred stock are antidilutive, their effect has not been included in the calculation of net loss per common share.



INVENTORY

         Inventory consisted of the following:

                            As of              As of
                      December 31, 1997    March 31, 1998
                      ------------------   --------------
Components and
 subsystems              $3,405,120          $4,799,683
Work in Process             885,753             891,568
                         ----------          ----------
                         $4,290,873          $5,691,251
                         ==========          ==========

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's March 31, 1998 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series A convertible preferred stock, issued in December 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

The accompanying financial statements as of March 31, 1998 and for the period from December 7, 1987 (inception) to March 31, 1998, have been restated to account for the Series A convertible preferred stock issued in 1996, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series A convertible preferred stock issued in December 1997 as Redeemable Securities. The following presents the effects of the restatement on the accompanying financial statements:




BALANCE SHEET:                                               As of
                                                        March 31, 1998
                                             -----------------------------------
                                             As previously         As restated
                                               reported
                                             ------------           ------------
Redeemable Securities                        $          0           $  7,986,866
                                             ------------           ------------

Shareholders' Equity:
Preferred Stock                              $  6,964,462           $          0
Common Stock                                 $ 54,337,664           $ 51,076,478
Preferred Stock Dividend
  Distributable                              $    114,701           $    114,701
Accumulated Deficit                          $(50,100,557)          $(47,861,775
                                             ------------           ------------
Total Shareholders' Equity                   $ 11,316,270           $  3,329,404
                                             ------------           ------------
Total Liabilities and Shareholders'
     Equity                                  $ 15,802,308           $ 15,802,308
                                             ============           ============


STATEMENT OF OPERATIONS:


                                      Period from December 7, 1987
                                              (inception)
                                         through March 31, 1998
                                    ------------------------------
                                    As previously      As restated
                                       reported
                                     ------------      ------------

Net Loss                             $(47,861,775)     $(47,861,775)
Preferred Stock Dividend             $   (219,988)     $   (219,988)
Amortization of Preferred Stock
     Discount                        $ (2,018,794)     $ (9,555,845)
                                     ------------      ------------
Loss For Common Stock                $(50,100,557)     $(57,637,608)
                                     ------------      ------------
Loss Per Common Share                $     (20.93)     $     (24.07)
                                     ------------      ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As discussed in the notes to financial statements, subsequent to the issuance of the Company's March 31, 1998 financial statements, management determined that the Company's Series A convertible preferred stock, issued during the second and third quarters of 1996, should have been accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature." EITF D-60 requires that a portion of the proceeds from the issuance of convertible preferred stock with a beneficial conversion feature equal to the intrinsic value of the beneficial conversion feature be allocated to paid-in capital. The resulting preferred stock discount is amortized as a return on the preferred stock and reduces income attributable to common stock, during the period from the date of issuance to the date the security is first convertible. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings. Additionally, management determined that the provisions of the Company's Series A convertible preferred stock, issued in December 1997, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet.

         The Company's financial statements as of March 31, 1998 and for the period from December 7, 1987 (inception) to March 31, 1998 have been restated to account for the Series A convertible preferred stock issued in 1996, which included beneficial conversion features, in accordance with EITF D-60, to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit, and to present the Series A convertible preferred stock issued in December 1997 as Redeemable Securities. The adjustments have no effect on the Net Loss of the Company or on its cash flows. The Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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

OVERVIEW


         The Company is a development stage enterprise that has an accumulated net operating loss of approximately $47.9 million as of March 31, 1998. Approximately 24% of the

Company's funding to date has been from Defense Advanced Research Projects Agency ("DARPA") research funding, with the remainder provided primarily through the sale of securities.



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


        Preferred Stock. The Company recorded a $130,000 charge for dividends on the Company's Series A Preferred Stock, all of which has been paid by the issuance of 10,747 shares of the Company's Common Stock.


LIQUIDITY AND CAPITAL RESOURCES


        Since its inception through March 31, 1998, the Company's principal sources of liquidity have been net proceeds from the sale of securities totaling $59.3 million and DARPA research funding of approximately $19 million. Billings under the current contracts and subcontracts with DARPA are expected to approximate $840,000 in the last three quarters of 1998. At March 31, 1998, the Company had $6.9 million in cash, $155,000 in receivables and no bank line of credit.


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