Form 10-Q/A
period 1998-06-30
TERA COMPUTER CO \WA\
filed 1998-11-18
CIK 949158

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

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Balance Sheets as of December 31, 1997                       3
                    and June 30, 1998 (As restated, see notes
                    to financial statements)

                    Statements of Operations for the Three Months and            4
                    Six Months Ended June 30, 1997 and 1998

                    Condensed Statements of Cash Flows for the Three             5
                    Months and Six Months Ended June 30, 1997 and 1998

                    Notes to Financial Statements                                6

         Item 2.    Management's Discussion and Analysis of                      7
                    Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosure about
                    Market Risk                                                  10

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities                                          10

         Item 4.  Submission of Matters to a Vote of Security Holders            11

         Item 6.  Exhibits and Reports on Form 8-K                               12

                              TERA COMPUTER COMPANY
                                 BALANCE SHEETS



                                                                               DECEMBER 31,        JUNE 30,
                                                                                  1997               1998
                                                                              ------------       ------------
                                                                                                 (As restated,
                                                                                                   see notes
                                                                                                 to financial
                                                                                                  statements)
                                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 13,329,115       $  8,949,729
   Accounts receivable                                                              99,696            186,240
   Related party receivable                                                        368,008            296,288
   Inventory                                                                     4,290,873          5,616,840
   Advances to suppliers                                                           325,385            344,924
   Other assets                                                                    410,754            434,655
                                                                              ------------       ------------
          Total current assets                                                  18,823,831         15,828,676

PROPERTY AND EQUIPMENT, NET                                                      1,914,925          2,398,387

LEASE DEPOSITS                                                                     120,629            179,526
                                                                              ------------       ------------
          TOTAL                                                               $ 20,859,385       $ 18,406,589
                                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  2,138,343       $  2,655,442
   Accrued payroll and related expenses                                          1,713,553          1,591,899
   Deferred revenue                                                                                    49,178
   Potential contract adjustments                                                  250,000            250,000
   Current portion of obligations under capital leases                             379,597            443,671
                                                                              ------------       ------------
          Total current liabilities                                              4,481,493          4,990,190

OBLIGATIONS UNDER CAPITAL LEASES
   less current portion                                                            532,321            667,244

REDEEMABLE SECURITIES: (SEE NOTES)
   Issued and outstanding 10,000 and 5,890 shares of Series A
      Convertible Preferred Stock, $.01 par value, and
      0 and 6,000 shares of Series B Convertible
      Preferred Stock, $.01 par value                                            9,477,709         10,817,641

SHAREHOLDERS' EQUITY: (SEE NOTES)
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 12,154,721 shares                  49,168,180         54,018,749
   Preferred stock dividend distributable                                                              73,625
   Accumulated deficit                                                         (42,800,318)       (52,160,860)
                                                                              ------------       ------------
          Total shareholders' equity                                             6,367,862          1,931,514
                                                                              ------------       ------------
          TOTAL                                                               $ 20,859,385       $ 18,406,589
                                                                              ============       ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30,                              JUNE 30,
                                      1997               1998               1997                1998
                                  ------------       -------------      ------------       -------------
REVENUE                           $                  $  1,526,603       $                  $  1,547,555

OPERATING EXPENSES:
  Cost of revenue                                      (1,429,144)                            (1,445,017)
  Research and development          (3,068,194)        (3,561,256)        (5,112,618)         (7,874,557)
  Marketing and sales                 (208,477)          (374,339)          (373,160)           (784,389)
  General and administrative          (393,040)          (504,830)          (699,516)           (980,235)
                                  ------------       -------------      ------------       -------------
                                    (3,669,711)        (5,869,569)        (6,185,294)        (11,084,198)
RESEARCH FUNDING                       114,560             48,262            229,354              75,783
                                  ------------       -------------      ------------       -------------
    Net operating expense           (3,555,151)        (4,294,704)        (5,955,940)         (9,460,860)

OTHER INCOME (EXPENSE)                 (10,289)            (4,381)           (24,964)            100,318
                                  ------------       -------------      ------------       -------------
NET LOSS                            (3,565,440)        (4,299,085)        (5,980,904)         (9,360,542)

PREFERRED STOCK DIVIDEND               (37,500)           (94,287)           (37,500)           (224,311)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                    (337,037)                             (362,963)


                                  ------------       -------------      ------------       -------------
LOSS FOR COMMON STOCK             $ (3,939,977)      $ (4,393,372)      $ (6,381,367)      $  (9,584,853)
                                  ============       =============      ============       =============

LOSS PER COMMON SHARE; Basic
  and diluted                     $      (0.55)      $       (0.37)     $      (0.92)      $       (0.83)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        7,159,373         11,755,569          6,912,675          11,545,504



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



INVENTORY

        Inventory consisted of the following:

                                              As of              As of
                                       December 31, 1997     June 30, 1998
                                          ----------          ----------
Components and
 subsystems                               $3,405,120          $4,303,197
Work in Process                              885,753           1,313,643
                                          ----------          ----------
                                          $4,290,873          $5,616,840
                                          ==========          ==========



RESTATEMENT OF FINANCIAL STATEMENTS:



         Subsequent to issuance of the Company's June 30, 1998 financial statements, management determined that the Company's Series A and Series B convertible preferred stock, issued in December 1997 and June 1998, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings.



         The accompanying balance sheet as of June 30, 1998 has been restated to present the Series A and Series B convertible preferred stock, issued in December 1997 and June 1998, as Redeemable Securities and to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit. The following presents the effects of the restatement on the accompanying financial statements:



BALANCE SHEET:                                                As of
                                                          June 30, 1998
                                                -----------------------------------
                                                     As                As restated
                                                 previously
                                                  reported
                                                ------------           ------------
Redeemable Securities
Series A and Series B Convertible
  Preferred Stock                               $          0           $ 10,817,641
Shareholders' Equity:
Preferred Stock                                 $  9,587,776           $          0
Preferred Stock Dividend Distributable          $     73,625           $     73,625
Common Stock                                    $ 57,581,683           $ 54,018,749
Accumulated Deficit                             $(54,493,929)          $(52,160,860)
                                                ------------           ------------
Total Shareholders' Equity                      $ 12,749,155           $  1,931,514
                                                ------------           ------------
Total Liabilities and
Shareholders' Equity                            $ 18,406,589           $ 18,406,589
                                                ============           ============


CHANGES IN CAPITAL

         On June 30, 1998, the Company issued 6,000 shares of Series B Convertible Preferred Stock (the "Series B Stock") for total proceeds of $5,700,000, net of offering costs of $300,000. Holders of Series B Stock are entitled to receive cumulative dividends at the rate of $50.00 per share of the Series B Stock, each of which has a stated value of $1,000. Each share of the Series B Stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or the lowest sale (regular way) price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustment in certain conditions (all as set forth in the Statement of Rights and Preferences for the Series B Stock). In addition, the Company issued five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $15.00 per share, subject to adjustment in certain conditions. The warrants have been valued at $465,000 using the Black-Scholes method. The resulting discount from the allocation of proceeds to the warrants will be amortized ratably by the Company in accordance with Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, as a non-cash return on the preferred stock from the date of issuance through the date the security is first convertible. The Company has the option to sell up to another 6,000 shares of Series B Stock and warrants to purchase 100,000 shares of Common Stock on similar terms (the "Series B Option.") This Option is exercisable from September 30, 1998 through December 31, 1998, as long as the Company satisfies certain obligations, including maintaining a shareholders' equity of at least $5,000,000. See Item 2 under Part II, below, for additional information regarding the Series B Stock.


The Company may redeem any or all of the Series B preferred stock at any time upon a minimum of 20 days notice at a redemption price equal to the greater of
(i) the sum of the stated value of the shares being redeemed and the accrued and unpaid dividends thereon times 115% plus any dividends in arrears, or (ii) the result of multiplying the number of shares issuable upon conversion of the shares being redeemed, including any accrued and unpaid dividends thereon and any dividends in arrears, times the arithmetic average of the closing prices of the common stock during the five trading days immediately prior to the redemption date.



The Series B preferred stock is redeemable at the option of the holders upon the occurrence of certain "Optional Redemption Events," including the lack of a sales price for the common stock on the Nasdaq National Market System ("Nasdaq") or a national securities exchange for 5 consecutive trading days, the Common Stock is not listed for trading on Nasdaq, the New York Stock Exchange ("NYSE") or American Stock Exchange ("Amex") for 5 consecutive trading days, the inability to sell the common stock pursuant to a registration statement for 30 or more days, certain defaults by the Company, a merger or consolidation pursuant to which the common stock is no longer listed on Nasdaq, the NYSE or Amex or the stockholders prior to such transaction no longer hold at least 51% of the common stock after the transaction, or the taking of action which materially and adversely affects the rights of the holders of the Series B preferred stock and has been presented as Redeemable Securities. In addition, unless the Company obtains approval of its shareholders or receives a waiver from Nasdaq it is not required to issue more than an aggregate of 2,437,500 shares of common stock upon conversion of the Series B preferred stock; if more than such shares become so issuable, and shareholder approval or such waiver is not obtained, then the Company may be required to redeem sufficient shares of Series B preferred stock so that the Company is obligated to issue no more than 2,437,500 shares of common stock upon conversion of the Series B preferred stock.


TRANSITION FROM DEVELOPMENT STAGE ENTERPRISE

         Commencing with the sale of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC") in April, 1998, the Company is no longer classified as a "development stage enterprise."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in the notes to the financial statements, subsequent to the issuance of the Company's June 30, 1998 financial statements, management determined that the provisions of the Company's Series A and Series B convertible preferred stock, issued in December 1997 and June 1998, contain redemption features which result in the requirement to present such preferred stock as Redeemable Securities outside of Shareholders' Equity on the Balance Sheet. Management also determined that the amortization of preferred stock discount previously recorded as a charge to accumulated deficit should have been charged to common stock because the Company does not have retained earnings.



         The Company's balance sheet as of June 30, 1998 has been restated to present the Series A and Series B convertible preferred stock, issued in December 1997 and June 1998, as Redeemable Securities and to reclassify as a charge to common stock the amortization of preferred stock discount previously charged to accumulated deficit. The adjustments have no effect on the Net Loss of the Company or on its cash flows. The Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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

OVERVIEW


         The Company had an accumulated net loss from operations of approximately $52.2 million as of June 30, 1998. The Company's funding to date has been primarily from the sale of securities, approximately $64.8 million in proceeds, and from Defense Advanced Research Projects Agency ("DARPA") research funding, approximately $19.1 million. The Company recorded its first significant revenue, $ 1.5 million, in the second quarter of 1998.


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


LIQUIDITY AND CAPITAL RESOURCES


         Since its inception through June 30, 1998, the Company's principal sources of liquidity have been net proceeds from the sale of securities totaling $64.8 million, DARPA research funding of approximately $19.1 million and sales receipts of approximately $1.3 million . At June 30, 1998, the Company had $8.9 million in cash, $483,000 in receivables and no bank line of credit.


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


         The Board of Directors authorized the issuance of 12,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), of which 6,000 shares have been issued and are outstanding. The Series B Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stock of the Company. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at the rate of $50.00 per annum per share of the Series B Stock, which are payable in cash or Common Stock, at the Company's option, quarterly on January 1, April 1, July 1 and October 1 of each year, commencing October 1, 1998. The Statement of Rights and Preferences of the Series B Preferred Stock provides that no dividends or other distributions, other than dividends payable solely in shares of Common Stock or other capital stock of the Company, shall be paid or set apart on any share of Common Stock, that no purchase, redemption or acquisition shall be made by the Company of any shares of Common Stock unless and until all accrued and unpaid dividends on the Series B Preferred Stock and interest on dividends in arrears shall have been paid or declared and set apart for payment, and that the Company may not make any tender offer or exchange offer for outstanding shares of its Common Stock unless a similar offer is made with respect to the Series B Preferred Stock. The Series B Preferred Stock is redeemable at the option of the Company; in certain situations, primarily in certain defaults by the Company, the Company may be required to redeem certain shares of the Series B Preferred Stock and, in other circumstances, the Series B Preferred Stock is redeemable at the option of holders. Further, holders of the Series B Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. Although holders of the Series B Preferred Stock have no voting rights, the Company must obtain the consent of the holders of record of a majority of the outstanding shares of Series B Preferred Stock in order to authorize or issue any shares of any new class of stock having preferences greater than or equal to the Series B Preferred Stock as to dividends or assets upon liquidation, to change the designation of the rights, preferences or privileges of the Series B Preferred Stock so as to materially and adversely affect the Series B Preferred Stock, and to waive any preference, right or privilege of the Series B Preferred Stock. The Series B Preferred Stock ranks pari passu as to dividend and liquidation preferences with the Company's Series A Convertible Preferred Stock.

         On June 30, 1998, the Company raised $5,700,000 in cash through the negotiated private sale of 6,000 shares of the Series B Preferred Stock and 100,000 five year warrants to purchase 100,000 shares of Common Stock to two accredited investors, Advantage Fund II Ltd., and Genesee Fund Limited - Portfolio B. Further information regarding the Series B Stock and the warrants is contained under "Changes in Capital" in the Notes to Financial Statements, above. There were no sales agents or underwriters involved in this placement. These sales were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof, based on the nature of the offering and status of the offerees.


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