Form 10-K/A
period 1997-12-31
TERA COMPUTER CO \WA\
filed 1998-11-19
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 2

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

                         AMENDMENT NO. 2 TO FORM 10-K/A
                      FISCAL YEAR ENDED DECEMBER 31, 1998



This Amendment No. 2 is filed with the Commission for the following purposes:

     1. to attach a corrected restated Computation of Earnings Per Share, as
        Exhibit 11.1; and

     2. to attach an Independent Auditor's Consent, as Exhibit 23.1.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on November 18, 1998.


                                       TERA COMPUTER COMPANY



                                       By  JAMES E. ROTTSOLK
                                           -------------------------------------
                                           James E. Rottsolk
                                           Chief Executive Officer
                                           and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 18, 1998.


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


      27.1  Financial Data Schedule(10)


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


(10) Incorporated by reference to Form 10-K/A, Amendment No. 1, as filed with the Commission for the fiscal year ended December 31, 1998.


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

      27.1  Financial Data Schedule (10)


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

(10) Incorporated by reference to Form 10-K/A, Amendment No.1, as filed with the Commission for the fiscal year ended December 31, 1998.