Form 10-K
period 1998-12-31
TERA COMPUTER CO \WA\
filed 1999-03-31
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___ .

                         COMMISSION FILE NUMBER: 0-26820

                              TERA COMPUTER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WASHINGTON                                 93-0962605
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

411 FIRST AVENUE SOUTH, SUITE 600, SEATTLE, WASHINGTON         98104-2860
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (206) 701-2000

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

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $89,982,000, based upon the last sale price of $6.6875 reported for such date on the Nasdaq National Market System.

    As of March 26, 1999, there were 15,894,301 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on May 5, 1999 are incorporated by reference into Part III.

                              TERA COMPUTER COMPANY

                                    FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business                                                            3
Item 2.    Properties                                                         25
Item 3.    Legal Proceedings                                                  26
Item 4.    Submission of Matters to a Vote of Security Holders                26
Item E.O.  Executive Officers of the Company                                  27

                                     PART II

Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters                                                29
Item 6.    Selected Financial Data                                            31
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         38
Item 8.    Financial Statements and Supplementary Data                        39
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             40

                                    PART III

Item 10.   Directors and Executive Officers of the Company                    41
Item 11.   Executive Compensation                                             41
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                     41
Item 13.   Certain Relationships and Related Transactions                     41

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   42


                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

   The Company designs, develops and markets high performance general purpose parallel computer systems. Tera's Multithreaded Architecture System ("MTA") system addresses not only a wide range of scientific and engineering applications such as simulation and visualization of complex mechanical and biochemical systems, but also emerging commercial applications such as computer-aided design and visualization, information-on-demand and database mining. The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing that will enable the Company to offer systems with several times the price/performance of currently available commercial high performance computer systems. Typical MTA system configurations are expected to sell for between $5 million and $40 million. The Company installed a two-processor MTA system at the San Diego Supercomputer Center in April 1998 and recognized its first revenue from product sales. In December 1998, this system was upgraded to a four-processor system which was accepted by the San Diego Supercomputer Center in January 1999. Following receipt of purchase orders, the Company plans to upgrade this system in stages to larger configurations as it receives production printed circuit boards, integrated circuits and other components from its vendors which are then integrated into a commercially acceptable system. See "--Risk Factors - Our Reliance on Third Party Suppliers Poses Significant Risks."

   The Company was incorporated under the laws of the State of Washington in December 1987. Its principal offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, and its telephone number is (206) 701-2000.

HIGH PERFORMANCE COMPUTER INDUSTRY

   Historically the need for greater computing power for scientific, engineering and commercial applications has increased significantly. This need typically has been met by high performance computer systems for scientific and engineering applications and by mainframes for commercial applications, with millions of dollars invested per system.

   For scientific applications, the increased need for computing power has been driven by an increased focus on highly challenging basic and applied scientific problems that can be met only through numerically intensive computation. For engineering applications, high performance computers provide a method of decreasing the time to market through the use of computational modeling to develop and verify engineering solutions across a broad range of industries. The U.S. Government has recognized that the continued development and use of high performance computer systems for these technical applications is of critical importance to the economic competitiveness of the United States.

   For commercial applications, pressures resulting from global competition, reduced cost of communication and the proliferation of data from the enormous number of workstations and personal computers also have increased the need for high performance computing. For competitive reasons, many large commercial users have concluded that enterprise-wide computing applications require immediate interactive processing of available data. In order to process data in such a manner, users must move away from batch processing but cannot do so because of the limited computational capacities of their existing systems.

   Computer architects have taken a variety of approaches in their efforts to achieve higher levels of performance. Traditionally, high performance computer systems use a few of the fastest available single processors. Improvements in performance have been achieved through faster switching times and greater densities and, in the case of numerically intensive applications, by employing vector processing. This approach, employed most notably by Cray Research Corporation (prior to its acquisition by Silicon Graphics, Inc) and NEC Corporation, repeatedly applies the same operation to each of a sequence of data elements. Vector multiprocessing is highly effective for many scientific and engineering applications, but not for most commercial applications. Moreover, these systems are limited in size and have a high cost of computation.

   A number of computer companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc. and Hewlett-Packard Corporation, have turned to massively parallel processing as a way to achieve greater computational power and improved price/performance. Massively parallel processing enables large numbers of processors to act either concurrently on multiple tasks, or in concert on a single computationally-intensive task. In these systems, each processor is directly connected to its own private memory and the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture are difficult to program and have limited applicability.

   While some users have developed scientific and engineering software for certain applications on massively parallel systems, it has not been practical for them to migrate a large number of third-party software applications to these systems. The Company believes that the absence of an easy-to-use software development environment has inhibited third-party application programs, which in turn has severely restricted market acceptance of massively parallel processing systems.

   Users of high performance computer systems therefore have limited choices. Mainframes and vector multiprocessing systems permit a conventional programming environment, but are subject to inherent size limitations and are limited in the number of processors used, while massively parallel processing systems are difficult or impractical to program and perform poorly for most applications.

THE TERA SOLUTION

   The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing. The key to this breakthrough is its scalable shared memory, which the Company believes will enable the MTA system to overcome limitations of currently available commercial high performance computer systems. The MTA system is designed to have all of the following key attributes to serve the evolving needs of the high performance computer market effectively: (i) sustainable high speed, (ii) broad applicability, (iii) ease of software programmability and portability, (iv) scalability, (v) balanced input/output capability and (vi) a future product migration path. See "--Technology " and "--Products."

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

   The historical drawback of shared memory has been its slowness due to some processors being physically distant from some areas of memory and the likelihood of conflicts when two or more processors attempt to access the same memory location. Both factors increase the latency, or delay, experienced when a processor attempts to access a memory location. The MTA system's architecture is designed to be latency tolerant: a processor never wastes time waiting to access memory. Tera`s design accomplishes this by using a combination of multithreaded architecture and a high bandwidth interconnection network.

   The MTA system software supports and leverages the scalable shared memory that the architecture provides. Programs are analyzed and parallelism is extracted automatically, greatly simplifying the implementation of new applications. In addition, most programs written for Cray Research's vector multiprocessing systems are automatically translated by Tera's system software to run at high speed on the MTA system with minimal changes. The Company intends to further extend its compatibility with competitors' systems to increase the attractiveness of the MTA system to both potential customers and independent software vendors ("ISV's").

STRATEGY

   Tera's objective is to be the leading provider of high performance computer systems to the scientific, engineering and emerging commercial markets. Key elements of the Company's strategy include:

   - Establish and Leverage a Dominant Position in the Very High Performance Scientific Computer Market.

   Initially the Company intends to target the very high performance scientific computer market. Sales targets in this market include government agencies, supercomputer centers and research laboratories in the United States and Western Europe. These users generally are easily identifiable and well established, possess significant resources, develop their own application software, and are reliant upon, and are early customers for, innovative high performance computer systems. The Company's delivery of its MTA system to the San Diego Supercomputer Center is in an example of its progress in implementing this strategy.

   The Company believes that establishing a dominant position in the very high performance scientific market should provide it with the necessary foundation and credibility, financial and otherwise, to attract ISV's to port their application software to the MTA system. The Company believes that the availability of such third-party software should enable it to address effectively the worldwide high performance engineering computer market for applications such as computational fluid dynamics and molecular modeling. For example, the Company is porting LS-DYNA, a car-crash simulation code owned by Livermore Software Technology Corporation; Gaussian, a leading molecular modeling code owned by Gaussian, Inc., and, MSC/NASTRAN, a leading structural analysis code used in a wide variety of engineering applications, which is owned by MacNeal-Schwendler Corporation.

   In addition, the Company intends to develop and support, both internally and in cooperation with ISV's, application software to enable the Company to address certain segments of the emerging commercial computer market. See "--Risk Factors--Significant Sales Depends Upon the Porting of Third Party Application Software."

   -     Establish and Leverage Strategic Relationships.

   The Company is establishing strategic relationships with leading participants in various segments of the high performance computer market. The Company believes these relationships should enable it to take advantage of the superior resources, technological capabilities and proprietary positions of these entities in advancing Tera's position in the high performance computer market.

   Over its history, the Company has received approximately $19.3 million from the Department of Defense Advanced Research Projects Agency ("DARPA") to assist in funding the development of the MTA system. Pursuant to its agreements with DARPA, the Company has exclusive commercial rights to the technical data and computer software developed with this funding. The Company's obligation under this funding has been to use its best efforts to develop the technology, and it is not subject to any penalty or repayment provision if it were unsuccessful. The Company currently has one contract with DARPA to develop certain components of its next generation MTA system, and is also engaged as a subcontractor to the University of California, San Diego, which is the prime contractor under a contract with DARPA to evaluate certain defense-related software programs on multi-threaded architecture. See "--Risk Factors--Continued Government Funding is Uncertain."

   The Company intends to emphasize the development of relationships with large scale high performance computer users, such as Fortune 200 companies and major financial institutions, in tandem with the ISV's supplying software to these organizations to port that software to the MTA system.

TECHNOLOGY

   The MTA system is designed to incorporate the following technological characteristics:

Sustained High Speed. The MTA system's high speed is due to a combination of a high clock rate and multithreaded scalar pipelines. Presently, each processor has an execution rate of about 800 million operations per second with peak 64-bit floating point performance also about 800 million floating point operations per second. Each input/output processor has a peak transfer rate of up to four hundred million bytes per second. Sustained performance is expected to be up to 50% of these figures.

Scalability. The MTA system is designed to use a large number of processors in a single system effectively. The current design supports systems of up to 256 processors, although at this time the Company does not plan on building a system in the current gallium arsenide or CMOS implementations larger than 64 processors. The next generation MTA system is expected to accommodate several thousand processors.

Multithreaded Architecture. The MTA system architecture supports up to 128 separate threads of execution per processor (over 8,000 threads in a 64-processor system). When a processor dispatches an instruction for the current thread, it instantly switches to the next thread which is ready to continue. The hardware handles this switching automatically, with no intervening machine cycles, resulting in zero switching overhead.

Threads may come from totally separate programs or from a single program. Tera's compilers automatically extract parallelism from software programs and create multiple threads to maximize performance. The MTA operating system is designed to execute multiple user programs simultaneously, even within a single processor. The input/output processors are latency tolerant and address data anywhere in the system.

High Bandwidth Interconnection Network. All hardware resources in the MTA system, namely computational processors, input/output processors and memory units, are interconnected via a three-dimensional pipelined network. This network is a key factor in the ability of MTA systems to scale up to thousands of processors without compromising system performance or programmability.

Compilers and Runtime System. The MTA system software exploits the speed potential of the hardware without burdening the programmer with the details of how this is accomplished. The MTA system's parallelizing compilers analyze programs written in conventional languages, such as FORTRAN, C or C++, and determine the parts of a program's computations that can be executed simultaneously. The compiler then generates the machine instructions to create separate execution threads for these parallel parts. Tera's runtime system, in conjunction with its compilers, automatically distributes and balances the threads in a parallel program to the available processors, and adapts to changing parallelism as the application runs by acquiring and releasing processors. The Tera debugger allows programmers to find mistakes in their applications by displaying and monitoring the instructions and variables in an application program. The debugger is tightly integrated with the compiler and runtime system to allow users to debug parallel programs.

Software Portability. Tera's compilers are designed to compile most programs written for Cray Research's vector multiprocessing systems into parallel programs automatically. Typical scientific applications contain between 10,000 and 1,000,000 lines of source code. It can take years to rewrite a program to run on new hardware, and additional years of testing and use before the code is considered trustworthy enough for actual production work. This portability problem is a major deterrent to the acceptance of any new computer system. To overcome this problem, Tera has designed its language compilers and libraries to be compatible with those from Cray Research, with the goal that most Cray Research applications can be ready for production use in a few weeks to a few months.

Operating System. The dominant operating system in high performance computing is UNIX. Tera's operating system, MTX, a fully distributed and symmetric implementation of UNIX, provides high performance network connections and a highly concurrent file system. Both batch processing and interactive processing are supported. Tera has delivered MTX to SDSC, and is integrating more standard UNIX utilities and high performance I/O peripherals and increasing system stability. The Company anticipates that MTX will become commercially stable with sufficient features for the commercial market prior to the end of 1999.

PRODUCTS

The Company has designed a number of configurations of the MTA system. Each system will be constructed from resource modules with the model number indicating the number of these resource modules, e.g., the MTA-16 model has 16 resource modules. Each resource module contains the following resources:

   -  a computational processor ("CP")
   -  an input/output processor ("IOP"); and
   -  two memory units.

   Each resource is individually connected to a separate routing node in the MTA system's interconnection network. Each resource connection is designed to be capable of supporting data transfers to and from memory at full processor rate in both directions, as are all of the connections between the network routing nodes themselves.

   The Company built a prototype from production components in late 1996, which was used to verify and debug mechanical components and assembly procedures. In 1997, the Company began construction of its initial production MTA system. In December 1997, the Company installed a single processor MTA system at SDSC. In April 1998, the Company installed a two-processor system at SDSC, which it upgraded to a four-processor system in December 1998 and which was accepted by SDSC in January 1999. The Company plans to upgrade this system in stages to larger configurations as it receives production printed circuit boards. integrated circuits and other components from its vendors which are then integrated into a commercially acceptable system, assuming receipt of additional purchase orders.

   The Company is working on successive product implementations and generations. The Company is currently engaged in a project to move from gallium arsenide integrated circuits to CMOS (complementary metal-oxide silicon) integrated circuits, which will enable the Company to improve system performance and price/performance and lower the cost of entry level systems. The Company is also working on network configurations for very large system sizes. These future products will be designed to enhance the Company's technological position while potentially broadening its market acceptance. The Company believes that denser integrated circuit technology should enable the scaling up of systems to thousands of processors while preserving its uniform shared memory programming model. Finally, the Company may take advantage of the ability of the MTA system to scale down to compete with workstation and other microprocessor-based products either directly or through a relationship with a current participant in that market. See "--Risk Factors -- "Completing the Development of the MTA System Poses Ongoing Technical Challenges" and "--CMOS Implementation Will Require Significant Resources and May Not Be Successful."

MARKETS AND APPLICATIONS

   The MTA system has been designed for prospective customers with demanding science, engineering and commercial applications. Because of its general purpose characteristics, the Company believes that the MTA system may be employed across a broad range of mainstream and emerging high performance computer applications, and should find early acceptance in industries with key "time-to-market" issues.

   While funding for certain defense programs has decreased in recent years, total U.S. government expenditures for high performance computer systems have been augmented by funding under various high performance computing programs. In addition, important areas of civilian research, such as energy and environmental studies, climate modeling and toxic mitigation, are receiving federal funding, and the formerly defense-oriented national research laboratories are in many cases reorganizing for non-military projects. See "--Risk Factors--Continued Government Funding is Uncertain."

   Government agencies, supercomputer centers and research laboratories are particularly attractive prospective customers for Tera because they generally have a higher tolerance for risks inherent in a complex, innovative product. This market has a limited number of customers that are well known to each other and to their existing and potential suppliers, including Tera. The Company maintains relationships with many of the management and staff of these potential customers. Addressing this market initially will help the Company avoid the costs of assembling a large sales organization and developing a broad range of application software. With a sales cycle for its intended products of two years or longer, the Company will add sales, service, training and support personnel as needs arise.

   As third-party application software becomes available on the MTA system, the Company has begun to increase its marketing efforts to the high performance engineering and commercial computer market, where it believes major growth opportunities may exist. This market is more risk-averse than its initial market and the Company does not expect significant sales in this market until the MTA system is well established.

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

   The Company intends to market its MTA systems to a wide range of prospective industrial customers with major computationally-intensive, technical computing requirements, including the following:

        - Automobile crash simulation      - Petroleum reservoir modeling
        - Structural analysis              - Electromagnetic simulation
        - Nuclear reactor design           - Multidisciplinary optimization
        - Drug and chemical design         - Animations, computer graphics

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

RESEARCH AND DEVELOPMENT

   The Company's primary research and development activities have included the design of the hardware components and software required for its MTA system. The Company's research and development expenses were approximately $10.5 million in 1996, $13.5 million in 1997, and $16.4 million in 1998. The Company believes that its future performance will depend in large part on its ability to design, develop, contract for the manufacture of, and market for, its MTA system. Additionally, the Company must develop ongoing enhancements to its MTA system and its MTX operating system and develop new product generations. Consequently, the Company will be required to continue to devote a substantial portion of its resources to research and development activities.

MANUFACTURING

   While the Company has designed all of the MTA system hardware components, it subcontracts the manufacture of these components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The Company's strategy is to avoid the large capital commitment and overhead associated with establishing manufacturing facilities and to maintain the flexibility to adopt new technologies if and when they become available without the risk of equipment obsolescence. The Company performs final system integration and testing, and designs and maintains its MTA system software internally.

   Hardware. The Company's general strategy is to capitalize on state-of-the-art commercial technology available from third-party suppliers. The Company contracts with Vitesse Semiconductor Corporation and TriQuint Semiconductor, Inc., for the supply of gallium arsenide wafers and with a limited number of vendors for various printed circuit boards, flex circuits, power supplies, and test and packaging services and purchases other components and services on an as-needed basis. The Company has contracted with Taiwan Semiconductor Manufacturing Company Ltd. as its CMOS foundry. In general, the Company has designed hardware components using such suppliers' tools and procedures. The Company has designed at-speed testers to be used for diagnosis and repair both in assembly and in the field. Component failures are analyzed in cooperation with the supplier of the component to determine the cause and to take corrective action. See "--Risk Factors--Our Suppliers May Not Deliver Acceptable Hardware Components" and "--Our Reliance on Third Party Suppliers Poses Significant Risks."

   Quality Assurance. The MTA system uses the test and simulation programs developed during product design for both manufacturing testing and field maintenance. A large amount of built-in test support has been incorporated in the design of the MTA system to minimize both the time and effort required to integrate a complete system and the time needed to diagnose and repair it on-site. Quality assurance is performed at the component, board, modular subsystem and complete system level. The Company has designed the MTA system to incorporate a high degree of manufacturability and serviceability, including completely scannable logic and lithographic interconnection techniques.

   Software. Most of the MTA system software has been designed, and all of it will be maintained, by the Company. Although the Company's MTX operating system is based on UNIX, the kernel and the file system were implemented by the Company to allow much greater parallelism. UNIX utilities are being ported to the MTA system. The Company has licensed certain mathematical library routines from IBM.

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

   The high performance computer market has been dominated by Cray Research (now owned by Silicon Graphics, Inc.). Other participants in the market include IBM and Japanese companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. To date, the Japanese suppliers, as a group, have been largely unsuccessful in the U.S. high performance computer market but have been enjoying increasing success in foreign markets. Tera competes with these companies by offering MTA systems with superior performance, together with software compatibility with the installed Cray computer base. See "--Technology--Software Portability." To the extent that all of these companies continue to use vector multiprocessing systems, they remain subject to inherent limitations of vector multiprocessing system performance and on system scalability. See "--High Performance Computer Industry." Each of these competitors, however, has broader product lines and substantially greater engineering, manufacturing, marketing and financial resources than the Company.

   A number of companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc., Hewlett-Packard Corporation and Compaq Computer Corporation, have developed or plan to develop massively parallel systems for the high performance market. Massively parallel systems have been limited in applicability and difficult to program, although a breakthrough in architecture or software technology could change this situation. See "--High Performance Computer Industry" and "--Risk Factors--Competition in the High Performance Computer Market is Intense."

INTELLECTUAL PROPERTY. The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with its employees, customers, suppliers and consultants, and through patent protection. Although the Company intends to protect its rights vigorously, there can be no assurance that its contractual and other security arrangements will be successful. There can be no assurance that such arrangements will not be terminated or that the Company will be able to enter into similar arrangements on favorable terms if required in the future. Although the Company has not been a party to any material intellectual property litigation, third parties may assert proprietary rights claims covering certain of the Company's products and technologies. See "--Risk Factors--We May Not Be Able To Protect Our Proprietary Information and Rights Adequately."

   Due to the abundance of prior art in the computer sciences, Tera does not expect to acquire broad-based patent protection of its MTA system architecture, although the Company will attempt to obtain patent protection for significant aspects of its MTA system architecture. The Company has one software patent covering certain aspects of compiler optimization, and in 1998 the Company filed another 15 patent applications covering a variety of hardware and software inventions.

EMPLOYEES

   As of December 31, 1998, the Company employed 109 employees (up from 84 at the end of 1997) on a full-time basis, of whom 70 were in engineering, 19 were in manufacturing, nine were in sales and marketing, and 11 were in administration. The Company also employed nine individuals on a part-time or temporary basis or as interns. The Company has no collective bargaining agreement with its employees. The Company has never experienced a work stoppage and believes that its employee relations are excellent.


RISK FACTORS

   The following factors should be considered in evaluating our business, operations and prospects:

WE HAVE NOT COMPLETED DEVELOPMENT OF A COMMERCIALLY ACCEPTABLE MTA SYSTEM. The development of a new very high performance computer system is a lengthy and technically challenging process and requires a significant investment of capital and other resources. Several companies in this market experienced extreme financial difficulty in the 1990s, including Thinking Machines Corporation, Cray Computer Corporation, Kendall Square Research Corporation and Supercomputer Systems, Inc. We first integrated multiple MTA resource modules into commercially configured computer systems in 1998, and have not yet built the MTA system to meet stringent commercial reliability standards. To date, we have sold one MTA system to the National Science Foundation, which is installed at the San Diego Supercomputer Center, and have no purchase orders for additional systems. We may not be able to meet all of the technical challenges required to integrate and complete MTA systems that satisfy internal performance specifications and that are commercially acceptable.

COMPLETING THE DEVELOPMENT OF THE MTA SYSTEM POSES ONGOING TECHNICAL CHALLENGES. From time to time during the development process of the MTA system, we have been required to redesign certain components of the MTA system because of previously unforeseen design flaws. For example, various processor and network chip technologies we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. We also continue to find certain flaws or "bugs" in our MTX system software, which require correction. This redesign work, particularly on integrated circuits and printed circuit boards, has been costly and caused delays in the development of our prototype systems, in the delivery of our initial MTA system and in upgrades to that system. We expect that additional modifications to the hardware components, system software and the integrated system will be necessary as we build larger MTA systems for the commercial market. Additional delays in completing the various hardware components or software, or in integrating the full system, would materially and adversely affect our business and results of operations.

OUR SUPPLIERS MAY NOT DELIVER ACCEPTABLE HARDWARE COMPONENTS. The manufacture of components for the MTA system is a difficult and complex process, and few companies can meet our design requirements. Our suppliers have previously experienced problems in manufacturing MTA system components to our design and quality specifications. In prior years we have been forced to redesign certain components for manufacture by alternative suppliers because our original suppliers were unable to consistently manufacture components of satisfactory quality. In 1997 and 1998, we experienced varying (and sometimes "zero") yields of gallium arsenide integrated circuits, limited and delayed deliveries of such integrated circuits, poor yields on packaged integrated circuits and deliveries of a very limited number of reliable printed circuit boards. Together, these supply constraints caused substantial delays in our ability to deliver the initial MTA system to the San Diego Supercomputer Center and upgrading that system to larger configurations.

    Although we are working with our suppliers to solve these problems, there can be no assurance that they will be able to manufacture the components to our design and quality specifications. Future manufacturing difficulties or limitations of the suppliers could result in:

- a limitation on the number of MTA systems that can be assembled using such components;

- unacceptably high prices for those components, with a resulting loss of profitability and loss of competitiveness for our products; and

- increased demands on our financial resources, requiring additional equity and/or debt financings to continue business operations.

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE BUSINESS OPERATIONS. Our present cash resources and revenue from anticipated sales of MTA systems and existing service contracts will not be sufficient to finance our planned operations throughout 1999. We believe we will need to raise at least $12 million in 1999 to meet our contractual commitments and to continue our current levels of business operations even if we receive revenues from product sales when anticipated; we have raised approximately $7 million from financings in the first quarter of 1999. If we do not receive revenues from system sales when anticipated, then we will need additional capital. The Company is seeking a lease line of credit for capital goods for up to $1.5 million. Even if we raise all $12 million, receive revenue from product sales, and obtain the lease line of credit, we may raise additional equity capital in 1999 to enhance our financial position for future operations. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. If no financing is available to us or is available only on a limited basis, then we would have to significantly reduce our current operations, including inventory purchases, research and design expenditures and numbers of employees.

WE HAVE HAD LIMITED REVENUES AND NO EARNINGS; THIS MAY CONTINUE. We have experienced net losses in each year of our operations, and had an accumulated net loss of approximately $62.6 million as of December 31, 1998. We incurred net losses of $12.1 million in 1996, $15.8 million in 1997, and $19.8 million in 1998. We expect to incur substantial further losses until we make sales on a regular basis. We do not expect to have a profitable fiscal quarter prior to 2000, if then.

    Whether we will achieve additional revenue, or any earnings, will depend upon a number of factors, including:

- our ability to assemble production quality MTA systems in commercial quantities;

-  our ability to achieve broad market acceptance of the MTA system;

-  the level of revenue in any given period;

-  the terms and conditions of sale or lease for an MTA system;

-  the MTA system model or models sold; and

-  our expense levels and manufacturing costs.

   There can be no assurance that we will be successful in delivering and receiving payments for any additional MTA systems, or whether we will be able to generate additional sales or achieve a profitable level of operations in the future.

OUR RELIANCE ON THIRD PARTY SUPPLIERS POSES SIGNIFICANT RISKS. We subcontract the manufacture of substantially all of our hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our gallium arsenide integrated circuits primarily from Vitesse Semiconductor Corporation; printed circuit boards from Multilayer Technology, Inc. and Johnson Matthey Electronics; flex circuits from Compunetics, Inc.; power supplies from ABB Power Supplies, Inc.; uninterruptible power supplies from Piller, Inc.; cooling distribution units from C.H. Bull Company; and will receive our CMOS integrated circuits from Taiwan Semiconductor Manufacturing Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the CMOS implementation. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

- if a reduction or interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and recommence manufacture;

- if we were ever unable to locate a supplier for a component, we would be unable to assemble and deliver our products;

- one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

- some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well established companies.

CMOS IMPLEMENTATION WILL REQUIRE SIGNIFICANT RESOURCES AND MAY NOT BE SUCCESSFUL. Over the next several years we plan to replace in stages most of our gallium arsenide integrated circuits with integrated circuits made of CMOS. We believe that CMOS integrated circuits will enable us to offer larger, more cost effective systems. For example, the 24 gallium arsenide integrated circuits currently on each processor board will be replaced by one CMOS microprocessor. This process requires the redesign of most of our integrated circuits, integrated circuit packages and printed circuit boards, which in turn involves significant effort by our engineers and requires us to devote significant capital for non-recurring engineering expenses, including payments to potential suppliers for design assistance. If we encounter significant problems with this redesign, we may be delayed substantially in delivering larger systems, which would materially and adversely affect our working capital, business and results of operations. If we are successful in producing CMOS components as planned, we may not be able, or desire, to use most of the then remaining inventory of gallium arsenide components, and we may incur a substantial expense in writing off such inventory.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of December 31, 1998, we had outstanding:

- 14,235,085 shares of common stock, of which 800,000 shares have certain "adjustment rights" that may require us to issue additional shares;

- 6,000 shares of Series B Convertible Preferred Stock convertible into an indeterminate number of shares of common stock; and

- privately placed warrants to purchase another 1,072,936 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. In addition, as of December 31,1998, we had outstanding options under our option plans to purchase an aggregate of 2,583,036 shares of common stock. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations.

    Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon conversion of the Series B Convertible Preferred Stock or the exercise of the privately placed warrants or under the adjustment rights, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may impact market prices.

ADDITIONAL SHARES ISSUABLE BY US WOULD DILUTE EXISTING SHAREHOLDINGS AND COULD HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. We may be required to issue substantial additional shares of common stock to holders of our Series B Convertible Preferred Stock and to holders of common stock that have certain "adjustment" rights. The Series B Convertible Preferred Stock has a variable conversion rate, equal to the lowest market "sale" price in the five trading days prior to each conversion. The number of shares that would be issuable upon conversion of the $6,000,000 of Series B Convertible Preferred Stock outstanding as of December 31, 1998 (excluding any issuance of common stock in payment of 5% per annum accrued dividends on the Series B Convertible Preferred Stock) is illustrated below:

Conversion      Number of Shares of
  Price       Common Stock Issuable
----------    ---------------------
$ 10.00             600,000
$  8.00             750,000
$  6.00           1,000,000
$  4.00           1,500,000

    The Series B convertible preferred stock may be converted at any time, but tends to be converted when there are substantial increases in market prices in a short period. Such sales may lessen such increases. As of March 8, 1999, $285,000 of the Series B Convertible Preferred Stock had been converted into an aggregate of 50,716 shares of common stock.

     In September and December 1998, we sold a total of 800,000 shares of common stock with certain "adjustment" rights pursuant to which we are required to issue warrants to purchase additional shares of common stock with an exercise price of $0.01 per share to the holders (or to their permitted assigns) if the market price of our common stock is less than a specified target value on certain "measurement dates," based on the average closing bid prices for the 15 trading days ending prior to the measurement dates. We agreed with the holders that the first measurement date would be on February 22, 1999, as of which date we issued warrants to acquire 536,585 additional shares of common stock (the "February Adjustment Warrants").

    The next measurement date will be on May 22, 1999. Assuming that the holders continue to hold all of the 800,000 shares issued to them in September and December 1998 and all of the February Adjustment Warrants, the number of warrants to purchase additional shares that would be issued to the investors on that date is illustrated below:

Market Price
     of              Number of Additional Shares
Common Stock          of Common Stock Issuable
------------         --------------------------
$12.00+                     - 0 -
$10.00                     80,000
$ 8.00                    200,000
$ 6.00                    478,048
$ 4.00                  1,385,365

    For subsequent measurement dates, the adjustment provision operates similarly. If the market price is less than the applicable target value for measurement dates after May 22, 1999, then the number of shares to be issued will be increased by 1.25%, which reflects a negotiated issuance premium. Assuming that the market price of the common stock on May 22, 1999 were $8.00 per share and the holders continue to hold the original 800,000 shares, the February Adjustment Warrants, and the warrants to purchase an additional 200,000 shares assumed to be issued on May 22, 1999, our obligation to issue warrants to acquire additional shares on August 22, 1999 (the third measurement date) may be illustrated as follows:

 Market Price             Number of Additional
      of                 Shares of Common Stock
 Common Stock                   Issuable
----------------          ---------------------
$12.00+                            - 0 -
$10.00                             - 0 -
$ 8.00                             - 0 -
$ 6.00                           300,731
$ 4.00                         1,219,390

    The existence of the Series B Convertible Preferred Stock and the possibility of the issuance of warrants to acquire additional shares upon adjustment, as described above, as well as the existence of outstanding warrants and options, may prove to be a hindrance to our future equity financings. Further, the holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

EXPECTED SALES PRICES MAY NOT BE REALIZABLE. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments could materially and adversely affect our business and results of operations.

CONTINUED GOVERNMENT FUNDING IS UNCERTAIN. We have targeted U.S. and foreign government agencies and research laboratories for our early sales. Our first sale was to the U.S. National Science Foundation for installation at the San Diego Supercomputer Center. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. If the U.S. government or foreign governments were to reduce or delay funding of certain high technology programs employing high performance computing, then one of our target markets would be seriously adversely affected. The inability of U.S. and foreign government agencies to procure additional very high performance computer systems, due to lack of funding or for any other reason, would materially and adversely affect our business, results of operations and need for capital.

SIGNIFICANT SALES DEPENDS UPON THE PORTING OF THIRD-PARTY APPLICATION SOFTWARE. In order to make sales in markets beyond the very high performance scientific market, such as government agencies and research laboratories, to engineering and other commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on the MTA system. We also plan to modify and port third-party software applications to the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to port their applications, or that we will successfully port third-party applications to the MTA system, and the failure to do so could materially and adversely affect our business and results of operations.

RAPID GROWTH COULD STRAIN OUR MANAGEMENT AND FINANCIAL RESOURCES. If we are successful in manufacturing and marketing the MTA system, we believe that we would undergo a period of rapid growth that could place a significant strain on our management, financial and other resources. Our ability to manage our growth will require us:

-  to continue to improve our operational and financial systems;

-  to motivate and effectively manage our employees;

- to complete the implementation of a new financial, budgeting and management information system; and

-  to enhance internal control systems.

Our success will depend on our management's ability to make these changes and to manage our operations effectively over the long term.

OUR SUCCESS DEPENDS ON KEY PERSONNEL. Our success also will depend in large part upon our ability:

- to attract and retain highly skilled technical and marketing and sales personnel;

-  to provide technological depth and support;

-  to complete and enhance the MTA system hardware and software; and

-  to develop implementations of the MTA system.

Competition for highly skilled management, technical, marketing and sales personnel is intense. We may not succeed in attracting and retaining such personnel.

    We are dependent on Burton J. Smith, our Chairman of the Board and Chief Scientist, and James E. Rottsolk, our Chief Executive Officer. The loss of either officer's services could have a material impact on our ability to achieve our business objectives. We are the beneficiary of key man life insurance policies on the lives of Messrs. Smith and Rottsolk in the amount of $2 million and $1 million, respectively. We have no employment contracts with either Mr. Smith or Mr. Rottsolk, or with any other employee.

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY. If we are able to attain market acceptance of the MTA system, one or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the anticipated high average sales price of the MTA system models and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

-  changes in levels of customer capital spending;

-  the introduction or announcement of competitive products;

-  the availability of components; or

-  currency fluctuations and international conflicts or economic crises.

Because of these factors, revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter.

U.S. EXPORT CONTROLS COULD HINDER OUR SALES TO FOREIGN CUSTOMERS. The U.S. Government regulates the export of high performance computer systems such as the MTA system. Delay or denial in the granting of any required licenses could materially and adversely affect our business and results of operations.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to complete development of the MTA system and to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

COMPETITION IN THE HIGH PERFORMANCE COMPUTER MARKET IS INTENSE. Our competitors include established companies that are well known in the high performance computer market and new entrants capitalizing on developments in parallel processing and increased computer performance through networking.

    The high performance computer market is highly competitive and has been dominated by Cray Research, Inc., a subsidiary of Silicon Graphics, Inc. Other participants in the market include IBM Corporation and Japanese companies such as NEC Corporation, Fujitsu, Ltd., and Hitachi, Ltd. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

    A number of companies have developed or plan to develop parallel systems for the high performance computer market. To date, these products have been limited in applicability and scalability and are often difficult to program. A breakthrough in architecture or software technology could change this situation. Such a breakthrough would materially and adversely affect our business and results of operations.

    The performance of the MTA system may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market.

Furthermore, periodic announcements by our competitors of new high performance computer systems and price adjustments may materially and adversely affect our business and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. In addition, we have 15 patent applications pending and plan to file additional patent applications. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

    Although we are not a party to any present litigation regarding proprietary rights, third parties may assert intellectual property claims against us in the future. Such claims, if proved, could materially and adversely affect our business and results of operations. In addition, even meritless claims require management attention and cause us to incur significant expense.

    The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, there can be no assurance that these efforts will succeed.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock could be subject to significant fluctuations in response to, among other factors:

-  variations in quarterly operating results;

-  changes in analysts' estimates;

-  announcements of technological innovations by us or our competitors; and

-  general conditions in the high performance computer industry.

In addition, the stock market is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies. These fluctuations are often unrelated to the operating performance of these companies. Continued stock price volatility could result in the issuance of additional shares of common stock. See "--Risk Factors--Additional Shares Issuable By Us Would Dilute Existing Shareholdings and Could Hinder Our Ability to Obtain Additional Financing."

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is quoted on the Nasdaq National Market. In order to remain listed on this market, the Company must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $5.00 for an extended period, or we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market.

    If the common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing or quotation on these markets or exchanges could reduce the liquidity for our common stock.

    If the common stock were not listed or quoted on another market or exchange, trading of the common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. In addition, a delisting from the Nasdaq National Market and failure to obtain listing or quotation on such other market or exchange would subject our securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in the common stock and the ability of purchasers of the common stock to sell their securities in the secondary market. In addition, if the market price of the common stock falls to below $5.00 per share, we may become subject to certain penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While such penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, such rules may further limit the market liquidity of the common stock and the ability of investors to sell the common stock in the secondary market.

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have not previously paid any dividends on our common stock and for the foreseeable future we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

CERTAIN PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION WHICH IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Certain provisions of our Restated Articles of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for our common stock. For example, our Articles and Bylaws provide for:

- a staggered Board of Directors, so that only two of six new directors are elected each year;

- removal of a director only for cause and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

- the issuance of preferred stock, without shareholder approval, with rights senior to those of the common stock;

-  no cumulative voting of shares;

- calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

- amendments to the Articles of Incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of "continuing directors" (as that term is defined in our Articles);

- special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

- special procedures to bring matters before our shareholders at our annual shareholders' meeting; and

- special procedures for nominating members for election to the Board of Directors.




ITEM 2.  PROPERTIES

    In December 1998, we moved to Merrill Place in downtown Seattle, Washington, which we occupy pursuant to a ten-year lease. We are now leasing approximately 85,000 square feet and in three years we are committed to lease approximately 132,000 square feet. The initial base rental, fully serviced but excluding parking, is approximately $145,000 per month. We will have an option to extend the lease for another five years after the initial ten-year term. We expect this space to be adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

   We are not a party to any legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of 1998.

ITEM E.O.  EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company as of March 20, 1999 were as follows:

               NAME                         AGE               POSITION

           Burton J. Smith                  58       Chairman of the Board and
                                                       Chief Scientist

           James E. Rottsolk                54       Chief Executive Officer and
                                                       President

           Kenneth W. Johnson               56       Vice President - Finance, Chief
                                                       Financial Officer, and
                                                        Secretary

           Brian D. Koblenz                 38       Vice President - Software

           Gerald E. Loe                    49       Vice President - Hardware
                                                       Engineering

           Katherine L. Rowe                42       Vice President - Manufacturing

           Richard M. Russell               54       Vice President - Marketing

    Burton J. Smith has been the Chairman of the Board and Chief Scientist since the Company's inception in 1987. He is a recognized authority on high performance computer architecture and programming languages for parallel computers, and is the principal architect of the MTA system. Prior to co-founding Tera, Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received his S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

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

   Brian D. Koblenz served as Tera's Group Leader, Languages and Compilers, from 1990 until May 1994, when he assumed his present position as Vice President - Software. Prior to joining the Company, Mr. Koblenz was Principal Software Engineer at Digital Equipment Corporation ("Digital"), from 1986 to 1989. He was lead designer of Digital's high performance vector FORTRAN compiler and participated in the Alpha architecture and VAX vectorization efforts. He received his B.S. from the University of Vermont and his M.S. from the University of Washington.

   Gerald E. Loe joined the Company in 1992 as Vice President - Hardware Engineering and Manufacturing. He was named Vice President - Hardware Engineering in 1996. Prior to joining the Company, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received his B.S.M.E. from the Massachusetts Institute of Technology and his M.B.A. from Harvard Business School.

   Katherine L. Rowe joined the Company as Director of Manufacturing in 1994 and was named Vice President - Manufacturing in 1996. From April 1998 to September 1998, she was on leave and was reelected to her position upon her return. Prior to joining the Company, Ms. Rowe was an Engineering Manager at ELDEC Corporation, an aerospace electronics company, and was Manufacturing Manager and Project Manager in new product development at Physio-Control Corporation, a medical electronics company. She received her S.M. from Massachusetts Institute of Technology and her B.S.M.E. from Purdue University.

   Richard M. Russell joined the Company as Director of New Business Development in 1995 and was named Vice President- - Marketing in March 1998. Prior to joining the Company, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research, Inc. from 1976 through 1990 and Kendall Square Research Corporation from 1991 through 1994. Mr. Russell was educated in England.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the Nasdaq National Market under the symbol TERA; prior to January 20, 1998, the Company's stock was traded on the Nasdaq SmallCap Market. On March 8, 1999, the Company had 14,328,701 shares of common stock outstanding which were held by 407 holders of record. The Company has not paid cash dividends on its common stock. The Company currently anticipates that it will retain all available funds for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

   The quarterly high, low and closing sales prices of the common stock for the periods indicated are as follows:

                                  1997                                  1998
                   -----------------------------------     -------------------------------

                     High        Low          Close          High       Low       Close
                   ---------   ---------    ----------     --------- ----------  ---------
First Quarter       6 1/4       3 5/16        5 5/8        15 10/32     10 1/4    12 3/4

Second Quarter      6 3/8       3 7/8         5 1/2        14 1/2        9 5/8    12

Third Quarter      18 3/16      4 7/16       12 7/8        12 1/4        6 1/4     7  3/4

Fourth Quarter     17 3/4       9 3/4        15 1/4         8 15/16      5 1/2     6  1/4

On March 26, 1999, the closing sale price for the common stock was $6 11/16.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

SALES OF UNREGISTERED SECURITIES

   On February 18, 1998, the Company issued 2,500 shares to a consultant for services rendered. The issuance was exempt from the registration provisions of the Securities Act of

1933 under Section 4(2) thereof, based on the nature of the offering and status of the recipient.

   On June 30, 1998, the Company raised $5,674,406, net of issuance costs of $325,596, in cash through the negotiated private sale of 6,000 shares of its Series B Convertible Preferred Stock (the "Series B Stock") and 100,000 common stock purchase warrants to two accredited investors, Advantage Fund II Ltd. and Genesee Fund Limited - Portfolio B. The Series B Stock is convertible from time to time into shares of common stock at a conversion price equal to the lower of $14.52 per share or the lowest sale (regular way) price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustment in certain conditions. The warrants are exercisable at a price of $6.00 per share, subject to adjustment pursuant to common antidilution provisions. Further information regarding these securities is contained in
Note 9 of the Notes to Financial Statements. See "Business--Risk Factors-- Additional Shares Issuable By Us Would Dilute Existing Shareholders and Could Hinder Our Ability to Obtain Additional Financing." There were no sales agents or underwriters involved in this placement. The sale was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) thereof, based on the nature of the offering and status of the investors.

   On September 30, 1998, the Company raised $6,000,000 in cash through the negotiated private sale of 600,000 shares of common stock and 121,008 common stock purchase warrants to two accredited investors, Advantage Fund II Ltd. and Koch Industries, Inc. On December 16, 1998, the Company raised another $2,000,000 in cash through the negotiated private sale of 200,000 shares of common stock and 40,336 common stock purchase warrants to two accredited investors, Genesee Fund Limited - Portfolio B and Koch Industries, Inc. The Company has agreed to issue additional shares of common stock to these investors if the market price of the common stock does not meet certain target levels at specified times during the next two years. The warrants are exercisable at a price of $6.00 per share, subject to adjustment pursuant to common antidilution provisions. See "Business--Risk Factors--Additional Shares Issuable By Us Would Dilute Existing Shareholders and Could Hinder Our Ability to Obtain Additional Financing.". Further information regarding these securities is contained in Note 9 of the Notes to Financial Statements. There were no sales agents or underwriters involved in this placement. The sale was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) thereof, based on the nature of the offering and status of the investors.

   On December 21, 1998, the Company issued 175,975 shares of common stock to the owners of Merrill Place, where our new Seattle offices are located, in payment of certain tenant improvements. On the same date the Company also issued 12,982 shares of common stock as a prepaid lease deposit. These sales were exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) thereof, based on the nature of the offering and the status of the recipients.

ITEM 6.  SELECTED FINANCIAL DATA

            (In thousands, except per share amounts and Statistical Data)

Years Ended December 31,                 1994            1995           1996            1997           1998
                                       --------        --------       --------        --------       --------
Operating Data:

  Revenue                              $     --        $     --       $     --        $     74       $  1,988
  Research and Development                5,575           6,679         10,504          13,547         16,446
  Research Funding                        4,410           2,196            185             349            253
  Net Loss                                2,123           5,646         12,077          15,755         19,804
  Loss for Common Stock                   2,123           5,646         18,806          18,672         20,737
  Loss per Common Share                $   1.00        $   2.13       $   3.53        $   2.13       $   1.70
  Weighted Average
    Shares Outstanding                    2,119           2,646          5,321           8,785         12,212

Balance Sheet Data:

  Cash and cash  equivalents           $     21        $  4,285       $    929        $ 13,329       $  3,162
  Working capital                        (3,850)          2,642            (22)         14,342          7,269
  Capital leases, long-term
    portion                                 168             419            114             532            573
  Total Assets                            1,168           7,269          4,617          20,859         20,288
  Redeemable Securities                      --              --             --           9,478             --
  Shareholders' Equity                   (3,219)          4,092          1,128           6,368         11,889

Statistical Data:
   Number of Full-Time Employees             56              66             61              84            109


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in this section and under "Business --Risk Factors." The following discussion should also be read in conjunction with the Financial Statements and accompanying Notes thereto.

OVERVIEW

   We had an accumulated net loss of approximately $62.6 million as of December 31, 1998. Our funding through the end of 1998 has been primarily from the sale of approximately $73.1 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.3 million, and revenue of approximately $2.0 million.

   We have experienced net losses in each year of operations and expect to incur substantial further losses until we make additional sales, and possibly thereafter. In April 1998, we recognized our first revenue from product sales with our delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). We upgraded the MTA system at SDSC in December 1998 to four processors. This larger system was accepted by SDSC in January 1999 and we will recognize the revenue from that delivery in the first quarter of 1999. Assuming receipt of purchase orders, we plan to upgrade the MTA system in SDSC in stages to larger configurations as we receive production printed circuit boards, integrated circuits and other components that we integrate into a commercially acceptable system. See "Business--Risk Factors--Development Status of the MTA System" and "Business--Strategy."

   We generally recognize revenue from sales of MTA systems upon acceptance of the system by the customer, revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement and service revenue as services are performed.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998.

   REVENUE. We had revenue in 1998 of approximately $2.0 million, up from $73,500 in 1997. 1998 revenues included $1.3 million from the sale of the two-processor MTA system to SDSC, our first revenue from product sales. We had $714,000 of service revenue in 1998, up from $73,500 in 1997. Service revenue in both years was pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. We expect to complete this subcontract for another $283,000 in 1999, of which our portion, after payments to our subcontractors, will be approximately $54,000; this contract expires on June 30, 1999. We also anticipate receiving revenue in 1999 from sales of larger configurations to SDSC and from other sales to potential customers in 1999, although we currently have no contracts or purchase orders for such sales. See "Business--Risk Factors."

   OPERATING EXPENSES. Cost of revenue from product sales was high in 1997 and 1998 as a percentage of the revenue due to favorable pricing terms provided to SDSC and the inclusion of costs of system infrastructure to support a full 16 proocessor MTA system. The cost of service revenue in 1998 was 82% of service revenue, an increase from 71% in 1997, due to increased billings from our subcontractors.

   Research and development expenses constitute the largest portion of our operating expenses, and include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses increased from $10.5 million in 1996 to $13.5 million in 1997, a 29% increase, and to $16.4 million in 1998, a further 21% increase.

   Research and development expenses for 1997 included a $832,000 charge as compensation expense related to certain performance-based stock options; without that charge, 1997 research and development expenditures would have been approximately $12.8 million.

   Salaries, benefits and allocated overhead for research and development increased from $5 million in 1996, to $7.3 million in 1997 (excluding the compensation expense for performance-based stock options) and to $8.1 million in 1998, largely reflecting additional personnel and higher wages in both 1997 and 1998.

   Engineering expenses, consisting of payments to third parties for services and products, were $ 4.8 million in 1996, $3.2 million in 1997 and $3.1 million in 1998. The decline of approximately $1.6 million in engineering expenses from 1996 to 1997 was largely due to lower expenditures on the MTA prototype, which decreased from $1.3 million in 1996 to $402,000 in 1997 and essentially ceased after the third quarter of 1997. In 1997, we spent nearly $2.0 million on further engineering expenses on the current MTA implementation, compared to $1.6 million in 1998. We also spent approximately $1.2 million in 1997 and $1.7 million in 1998 on the conversion from gallium arsenide integrated circuits to CMOS integrated circuits, primarily for design services from Cadence Design Services, Inc.

   Our preproduction costs and expense related to adjustments in inventory valuation and reserves have increased from practically nothing in 1996 to $2.3 million in 1997 and $5.2 million in 1998, reflecting our acquisition of inventory and transition to a production company. From time to time during the development process of the MTA system, we have been required to redesign certain components because of previously unforeseen design flaws. For example, various processor and network chip technologies we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. This has led to significant downward inventory adjustments, including approximately $1.6 million in 1997 and $3.6 million in 1998. Preproduction costs also include variances from our standard costs, including expense from revaluating our inventory because of increased production yields, which were $168,000 in 1997 and $244,000 in 1998, and costs of purchasing various materials which are not capitalized as inventory, which were $530,000 in 1997 and $1.2 million in 1998.

   While we expect that research and development expenditures will continue to be a major expense, they are expected to decrease as a percentage of total operating expenses and will generally include expenditures related to continuing engineering of the MTA system, research and development related to the next generation MTA system and related software development, including personnel expense, depreciation and lease expense on facilities and equipment.

   Marketing and sales expense has increased from $665,000 in 1996 to $1.1 million in 1997 and to over $1.8 million in 1998, as we have continued to increase sales and customer support staff and expenditures in connection with sales and marketing, benchmarks and development of third party applications software. In 1997, marketing and sales expenses increased to 6.9% of total operating expenses, up from 5.4% in 1996, with a significant increase in the fourth quarter as we then opened a two-person, branch sales office in Japan and added a third U.S. salesperson. With the impact of these expenses for all of 1998 plus additional sales support personnel during the year, marketing and sales expenses increased by over $720,000, constituting 8.2% of total 1998 operating expense. We expect that we will continue to increase our marketing and sales activities as we build larger MTA systems for sale to industrial and commercial customers.

   Our general and administrative expenses have increased each year consistent with expansion of our infrastructure. These expenses were nearly $1.1 million in 1996, nearly $1.6 million in 1997 and over $2.1 million in 1998, an increase of 48% in 1997 over 1996 and a further 36% increase in 1998 over 1997. The increase in expenditures in 1997 over 1996 was primarily due to additional staff and further increases in legal, investor relations, stock transfer and other costs associated with being a publicly owned company. The increase in these expenses for 1998 over 1997 was due largely to higher wages and operating costs associated with being a publicly owned company. General and administrative expenses are expected to increase commensurate with any growth in our operations.

   RESEARCH FUNDING. We have been billing DARPA under a $1 million research contract awarded in September 1995. Billings increased in 1997 to $349,000 over $185,000 in 1996, and then declined to $253,000 in 1998. There remains approximately $205,000 to be billed under this contract, which expires in September 1999.

   OTHER INCOME (EXPENSE). Other income increased by $138,000 in 1997 to $101,000 as interest income increased from $106,000 to $140,000 while interest expense declined from $118,000 to $100,000, reflecting the Company's increased cash position due to the sales of equity securities throughout the year. We increased other income by another $76,000 in 1998 primarily due to increasing interest income to $365,000, due to our increased cash position after completion of a $10 million financing in December 1997 and other financings in 1998, which was offset in part by interest expense of $188,000, largely due to a fully utilized lease line of credit.

   TAXES. We made no provision for federal income taxes in 1996, 1997 or 1998 as we have continued to incur net operating losses. As of December 31, 1998, the Company had net operating loss carry-forwards of approximately $60.7 million which expire in years 2003 through 2018, if not utilized. Our net operating loss carry-forwards and certain other tax attributes (including its research credit of approximately $2.5 million at December 31, 1998) would be limited to an annual utilization for losses and credits for periods prior to 1996 of approximately $700,000. This limitation may result in the expiration of net operating losses and credits before utilization.

   PREFERRED STOCK. We amortized a total of $2.0 million related to the conversions of our Series B and Series C Convertible Preferred Stock during 1997 into common stock at a discount from the fair market value of the common stock, and recorded dividends of $90,000 on these securities, almost all of which were paid in shares of our common stock, based on the market price at the time of payment. In December 1997, we issued $10,000,000 of its Series A Convertible Preferred Stock, and recorded a preferred stock discount of approximately $800,000 from the allocation of proceeds to warrants issued with the Series A Convertible Preferred Stock.

   In 1998, we paid all of the $468,000 of dividends on our outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, issued in June 1998, in shares of common stock, based on the market price at the time of payment. In addition we amortized in the third quarter the preferred stock discount resulting from the allocation of proceeds to warrants issued in connection with the Series B Convertible Preferred Stock, which resulted in another $465,000 non-cash charge to the Loss for Common Stock.

   YEAR 2000. Issues relating to the Year 2000 result from many computer programs being written using two digits rather than four to define the applicable year, so that the year "00" may be interpreted as the year 1900 rather than 2000. A related issue is the ability to recognize the Year 2000 as a leap year. Software programs and embedded microcircuitry that have date-sensitive features may have Year 2000 issues. These programs may include software tools that we use in the development of the hardware and operating systems of our MTA system, the software programs and embedded chips used in our internal systems and software programs and equipment used in the normal operation of our business. In addition, key suppliers may have issues relating to the Year 2000 that could affect their ability to provide needed products and services.

   We are conducting a formal review of our products, our internal network system, the hardware and software tools we are using and our key suppliers regarding the potential impact on us regarding Year 2000 issues. The review is being conducted by representatives from our finance, manufacturing, engineering, purchasing and systems administration departments. We believe there is no significant exposure relating to our MTA system and its Unix-based operating system. We expect that our formal review will be largely completed as to other matters by the end of the second quarter of 1999.

    Based upon the responses to date and informal inquiries, we believe no significant modifications to our internal network or computer systems are necessary to address Year 2000 issues. We installed a materials requirement planning II system in 1998 that complies with Year 2000 issues. We have received assurances that the services provided at our new offices in Seattle are Year 2000 compliant, except for one system that our landlord has agreed to remedy. Our review is ongoing with respect to our other internal systems and the various software development tools we use. We are making inquiries of our suppliers and service providers to obtain assurances concerning their Year 2000 compliance and their ability to continue to provide products and services to us which are Year 2000 compliant. We have assumed that basic public utilities will continue to be available to us after January 1, 2000, and are not aware of any information to the contrary. To date we have not identified any material deficiencies or remediation requirements and have not budgeted for any remediation costs or costs associated with responding to other parties' Year 2000 noncompliance. The Company does not separately track the internal costs for its Year 2000 review, and current and future anticipated costs are expected to include only payroll and related costs for the employees engaged in the review. We are reevaluating these positions periodically as we continue our review.

   At this point we cannot predict the effect of the Year 2000 issues on our suppliers or the resulting effect on us. We have not yet developed a contingency plan of operating in the event that critical systems of vendors, suppliers or other third parties are not Year 2000 compliant, or that the software development tools, software programs and equipment we use internally are not Year 2000 compliant. We plan on completing a contingency plan once our inquiries are completed and to have a contingency plan in place by the end of the third quarter of 1999. If any of our critical systems are not in fact Year 2000 compliant or if critical suppliers from whom we obtain products and services are not Year 2000 compliant, then Year 2000 issues could have a material adverse effect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception in 1987 through December 31, 1998, our principal sources of liquidity have been net proceeds from the sale of equity totaling $73.1 million, DARPA research funding and subcontracts totaling $19.3 million and sales receipts of approximately $2.0 million. At December 31, 1998, we had $3.2 million in cash and had no bank line of credit.

   During 1998, we spent almost $22.9 million of cash on operating activities, up from $17.7 million in 1997. During 1999, our operating activity expenses will depend primarily upon personnel costs, the cost of inventory and third party engineering expenses related to future implementations of the MTA system, primarily the conversion to CMOS technology. Our overall wages and benefits increased from $6.2 million in 1997 to $9.2 million in 1998, while total expenses related to inventory, including inventory additions and scrap, increased in 1998 to approximately $12.7 million, a $7 million increase over 1997. We expect that personnel costs will continue to increase in 1999, although not as rapidly as in 1997 and 1998 as we have slowed the growth of personnel pending the receipt of additional sales orders. Similarly, we expect inventory costs to decrease in 1999, since we plan only modest inventory additions pending receipt of purchase orders. In 1998, we incurred third party engineering expenses related to the CMOS implementation of the MTA system of $1.7 million and we expect those expenditures to increase in 1999.

   In 1998, our investing activity consisted of additional property, plant and equipment of over $2 million, of which $1.2 million was spent on computer and electronic test equipment, $400,000 on leasehold improvements and $373,000 on computer software.

    In 1998, we raised approximately $14.8 million through the sale of securities, primarily through sales of $14.0 million preferred stock and common stock in private placements and stock option and warrant exercises for the balance. We believe that in addition to our current funds and revenue from anticipated sales of MTA systems, we will need to raise at least $12 million in equity and debt financings in 1999 to meet our contractual commitments, which principally consist of operating leases and licenses for software tools and third-party engineering services pertaining to the CMOS implementation of our MTA system, and to continue our present level of business activities in 1999 and beyond. See "Business--Risk Factors--Additional Shares Issuable By Us Would Dilute Existing Shareholdings and Could Hinder Our Ability To Obtain Additional Financing." The Company is seeking a lease line of credit for capital goods for up to $1.5 million. If we were unable to raise the necessary funds, then we would delay inventory purchases, reduce third-party engineering services and reduce personnel. We believe that we will be cash-flow positive once we have sales receipts of approximately $10 million per quarter; we do not anticipate such level of sales prior to 2000, if then.

    In certain circumstances, the holders of our Series B Convertible Perferred Stock and common stock with adjustment rights could demand that we repurchase such shares. These circumstances generally relate to the inability of such holders to sell their shares in market transactions, material defaults by us in performing under the relevant transaction documents, a merger or consolidation resulting in a change of control and an inability by us, as a result of applicable Nasdaq rules, to issue all the shares of common stock that the holders would be entitled. If the event giving rise to this repurchase obligation was not within our sole control, such as a decline in the market price of our common stock, then we could elect not to repurchase these shares. To the extent that the events giving rise to any such repurchase obligation are within our control, we plan to conduct our operations so as not cause any event that would give rise to a repurchase obligation. If the event giving rise to any such repurchase obligation is within our control, we likely would be unable to repurchase any shares delivered to us for repurchase absent receipt of additional capital. We would be subject to certain penalties for failure to repurchase any such shares in these circumstances. See Note 9 of the Notes to Financial Statements for further information regarding these obligations.

    In the first quarter of 1999, we raised over $7 million in equity and debt financings, and an investor has an option to invest another $5 million later this year. We will require further additional working capital if anticipated sales of the MTA system are substantially delayed. We plan to raise additional equity capital in 1999, even if revenues are received from sales of MTA systems when anticipated, in order to enhance our financial position for future operations. There can be no assurance that any additional financing will be available on acceptable terms when needed or, if available, will be available on satisfactory terms or that such financings will not be dilutive to our shareholders. See "Business--Risk Factors--Additional Shares Issuable By Us Would Dilute Existing Shareholdings and Could Hinder Our Ability To Obtain Additional Financing."



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

   Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Balance Sheets at December 31, 1997 and December 31, 1998............................F1

Statements of Operations for each of the three years in the period ended
    December 31, 1998................................................................F2

Statements of Shareholders' Equity for each of the three years in the period ended
    December 31, 1998................................................................F3

Statements of Cash Flows for each of the three years in the period ended
    December 31, 1998................................................................F4

Notes to Financial Statements........................................................F5

Independent Auditors' Report........................................................F19


QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

   The following table presents unaudited quarterly financial information for the two years ended December 31, 1998. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.


                                                  1997                                           1998
                             -------------------------------------------     -------------------------------------------

For the Quarter Ended:          3/31        6/30        9/30       12/31        3/31        6/30        9/30       12/31
                             -------     -------     -------     -------     -------     -------     -------     -------
Revenue                      $           $           $           $    74     $    21     $ 1,527     $   232     $   208

Gross Profit                                                          21           5          98          23          47

Net Operating Expense          2,401       3,555       4,380       5,520       5,166       4,295       4,217       6,304

Net Loss                      (2,415)     (3,565)     (4,275)     (5,500)     (5,061)     (4,299)     (4,154)     (6,290)

Amortization of Preferred
  Stock Discount                 (26)       (337)       (484)     (1,980)                               (465)

Loss for Common Stock         (2,441)     (3,940)     (4,775)     (7,516)     (5,191)     (4,393)     (4,760)     (6,392)

Loss Per Common Share,
  Basic and diluted          $ (0.37)    $ (0.55)    $ (0.46)    $ (0.69)    $ (0.46)    $ (0.37)    $ (0.39)    $ (0.47)

   The Company's future operating results may be subject to quarterly fluctuations as a result of a number of factors, including the timing of deliveries of the Company's products.

See "Business--Risk Factors." Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------

 BALANCE SHEETS
                                                                                           DECEMBER 31,          DECEMBER 31,
                                                                                               1997                  1998
                                                                                           -----------           -----------
Assets
Current assets:
   Cash and cash equivalents                                                            $   13,329,115         $   3,161,867
   Accounts receivable                                                                          99,696               378,933
   Related party receivable                                                                    368,008               306,819
   Inventory                                                                                 4,290,873            10,246,029
   Advances to suppliers                                                                       325,385               415,834
   Prepaid expenses and other assets                                                           410,754               585,008
                                                                                           -----------           -----------
    Total current assets                                                                    18,823,831            15,094,490

Property and equipment, net                                                                  1,914,925             4,501,613

Lease deposits                                                                                 120,629               537,101
Other long-term assets                                                                                               155,033
                                                                                           -----------           -----------
    Total assets                                                                        $   20,859,385          $ 20,288,237
                                                                                           ===========           ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                      $   2,138,343          $  5,470,617
   Accrued payroll and related expenses                                                      1,713,553             1,544,056
   Deferred revenue                                                                                                   19,178
   Contract adjustment reserve                                                                 250,000               250,000
   Current portion of obligations under capital leases                                         379,597               542,045
                                                                                           -----------           -----------
    Total current liabilities                                                                4,481,493             7,825,896

Obligations under capital leases
   less current portion                                                                        532,321               573,054

Commitments and contingencies

Redeemable Securities:
   Preferred Stock, par $.01 - Authorized 5,000,000 shares;
     issued and outstanding, 10,000 and 0 shares of Series A Convertible                     9,477,709

Shareholders'  equity:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
      issued and outstanding, 0 and 6,000 shares of Series B Convertible                                           5,674,406
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 11,248,096 and 14,204,430 shares                              49,168,180            68,744,437
   Preferred stock dividend distributable                                                                             75,000
   Accumulated deficit                                                                     (42,800,318)          (62,604,556)
                                                                                           -----------           -----------
    Total shareholders' equity                                                               6,367,862            11,889,287
                                                                                           -----------           -----------
    Total liabilities and shareholders' equity                                           $  20,859,385           $20,288,237
                                                                                           ===========           ===========


See accompanying notes

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS




YEAR ENDED DECEMBER 31,                            1996             1997            1998
                                               -----------      -----------      -----------
Revenue:
   Product and other revenue                   $                $                $ 1,274,323
   Service revenue                                                   73,531          713,670
                                               -----------      -----------      -----------
                                                                     73,531        1,987,993
                                               -----------      -----------      -----------
Operating expenses:
   Cost of product and other revenue                                               1,231,494
   Cost of service revenue                                           51,891          584,045
   Research and development                     10,503,747       13,546,785       16,445,820
   Marketing and sales                             664,911        1,119,431        1,830,457
   General and administrative                    1,057,168        1,561,145        2,131,261
                                               -----------      -----------      -----------
                                                12,225,826       16,279,252       22,223,077
                                               -----------      -----------      -----------
Research funding                                   185,236          349,407          253,469
                                               -----------      -----------      -----------

Loss from operations                           (12,040,590)     (15,856,314)     (19,981,615)

Other income/(expense)                             (36,748)         101,085          177,377
                                               -----------      -----------      -----------
Net loss                                       (12,077,338)     (15,755,229)     (19,804,238)

Preferred stock dividend                                            (89,964)        (467,657)
Amortization of preferred stock discount        (6,728,603)      (2,827,242)        (464,733)

                                               -----------      -----------      -----------
Loss for common stock                        $ (18,805,941)   $ (18,672,435)   $ (20,736,628)
                                               ===========      ===========      ===========

Loss per common share, basic and diluted     $       (3.53)   $       (2.13)   $       (1.70)
                                               ===========      ===========      ===========

Weighted average shares outstanding, basic
   and diluted                                   5,320,785        8,784,943       12,211,875
                                               ===========      ===========      ===========



See accompanying notes

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       Series B Convertible
                                                          Preferred Stock                         Common Stock
                                                       ------------------------        ---------------------------------
                                                       Number of                        Number of
                                                        Shares        Amount              Shares               Amount
                                                       --------     -----------        ------------         ------------
BALANCE, January 1, 1996                                                                  3,889,455         $ 19,059,818
    Exercise of stock options                                                                33,414               75,143
    Exercise of warrants                                                                    213,946            2,149,995
    Conversion of Series A preferred shares                                               2,360,000            6,888,194
    Net loss
                                                       --------     -----------        ------------         ------------

BALANCE, December 31, 1996                                                                6,496,815           28,173,150
    Exercise of stock options                                                               151,026            1,244,136
    Exercise of warrants                                                                    198,729              118,125
    Private placement, net of
       issuance costs of $62,135                                                            299,333            1,060,405
    Issuance of shares under Employee
       Stock Purchase Plan                                                                   40,736              192,661
    Exercise of redeemable stock purchase
       warrants net of issuance costs of $66,989                                          2,838,665           10,585,646
    Conversion of Series B preferred shares                                                 740,266            2,814,386
    Issuance of common stock for services                                                     4,000               17,500
    Conversion of Series C preferred shares                                                 478,526            4,962,171
    Net loss
                                                       --------     -----------        ------------         ------------

BALANCE, December 31, 1997                                                               11,248,096           49,168,180
    Exercise of stock options                                                               153,234              219,629
    Exercise of warrants                                                                    433,376              124,946
    Issuance of shares under Employee
       Stock Purchase Plan                                                                   29,820              271,085
    Issuance of common stock for
       leasehold improvements                                                               175,975            1,313,653
    Issuance of common stock for services                                                     2,500               27,265
    Common stock issued in
       private placement                                                                    800,000            8,000,000
    Issuance of common stock for
       prepaid rent                                                                          12,982               96,911
    Conversion of Series A preferred shares                                               1,342,123            9,477,709
    Issuance of Series B preferred stock,
       net of issuance costs of $325,594                  6,000       5,674,406
    Issuance of common stock for
       accrued dividends                                                                      6,324               45,059
    Preferred stock dividend
    Net loss
                                                       --------     -----------        ------------         ------------

BALANCE, December 31, 1998                                6,000     $ 5,674,406          14,204,430         $ 68,744,437
                                                       ========     ===========        ============         ============

                                                      Preferred
                                                        Stock           Accumulated
                                                       Dividend           Deficit                 Total
                                                       --------        --------------         ------------
BALANCE, January 1, 1996                                                 $(14,967,751)        $  4,092,067
    Exercise of stock options                                                                       75,143
    Exercise of warrants                                                                         2,149,995
    Conversion of Series A preferred shares                                                      6,888,194
    Net loss                                                              (12,077,338)         (12,077,338)
                                                        -------        --------------         ------------

BALANCE, December 31, 1996                                                (27,045,089)           1,128,061
    Exercise of stock options                                                                    1,244,136
    Exercise of warrants                                                                           118,125
    Private placement, net of
       issuance costs of $62,135                                                                 1,060,405
    Issuance of shares under Employee
       Stock Purchase Plan                                                                         192,661
    Exercise of redeemable stock purchase
       warrants net of issuance costs of $66,989                                                10,585,646
    Conversion of Series B preferred shares                                                      2,814,386
    Issuance of common stock for services                                                           17,500
    Conversion of Series C preferred shares                                                      4,962,171
    Net loss                                                              (15,755,229)         (15,755,229)
                                                        -------        --------------         ------------

BALANCE, December 31, 1997                                                (42,800,318)           6,367,862
    Exercise of stock options                                                                      219,629
    Exercise of warrants                                                                           124,946
    Issuance of shares under Employee
       Stock Purchase Plan                                                                         271,085
    Issuance of common stock for
       leasehold improvements                                                                    1,313,653
    Issuance of common stock for services                                                           27,265
    Common stock issued in
       private placement                                                                         8,000,000
    Issuance of common stock for
       prepaid rent                                                                                 96,911
    Conversion of Series A preferred shares                                                      9,477,709
    Issuance of Series B preferred stock,
       net of issuance costs of $325,594                                                         5,674,406
    Issuance of common stock for
       accrued dividends                                                                            45,059
    Preferred stock dividend                             75,000                                     75,000
    Net loss                                                              (19,804,238)         (19,804,238)
                                                        -------        --------------         ------------

BALANCE, December 31, 1998                              $75,000          $(62,604,556)        $ 11,889,287
                                                        =======        ==============         ============

See accompanying notes.

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                                                         1996               1997                1998
                                                                            -----------         -----------         -----------
Operating activities
  Net loss                                                                 $(12,077,338)       $(15,755,229)       $(19,804,238)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                                 836,964             801,753             802,663
  Loss on disposal of assets                                                     20,616               8,087
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                             2,020             (59,651)           (279,237)
  Inventory                                                                    (851,960)         (3,438,913)         (5,955,156)
  Other assets                                                                   89,772            (303,131)           (745,759)
  Accounts payable and other accrued liabilities                                384,127           1,068,100           3,332,274
  Accrued payroll and related expenses                                          420,345                 583            (169,497)
  Deferred revenue                                                                                                       19,178
  Advances to suppliers                                                         672,895             (15,308)            (90,449)
                                                                           ------------        ------------        ------------
Net cash used by operating activities                                       (10,502,559)        (17,693,709)        (22,890,221)

Investing activities
  Purchases of property and equipment                                          (423,151)         (1,542,344)         (2,075,698)
  Proceeds from disposal of assets                                               24,500
                                                                           ------------        ------------        ------------
Net cash used by investing activities                                          (398,651)         (1,542,344)         (2,075,698)

Financing activities
  Related party (receivable)/payments                                                              (368,008)             61,189
  Shareholder (receivable)/payments                                          (1,074,997)          1,074,997
  Sale of common stock                                                        2,226,407          21,927,031           8,859,895
  Sale of preferred stock                                                     6,886,925           8,545,709           5,674,406
  Capital leases, net                                                          (493,085)            456,679             203,181
                                                                           ------------        ------------        ------------
Net cash provided by financing activities                                     7,545,250          31,636,408          14,798,671
                                                                           ------------        ------------        ------------
Net increase/(decrease) in cash and cash equivalents                         (3,355,960)         12,400,355         (10,167,248)
Cash and cash equivalents
  Beginning of year                                                           4,284,720             928,760          13,329,115
                                                                           ------------        ------------        ------------
  End of year                                                              $    928,760        $ 13,329,115        $  3,161,867
                                                                           ============        ============        ============

Supplemental disclosure of cash flow information
Cash paid for interest                                                     $    117,732        $     97,598        $    201,803
                                                                           ============        ============        ============


Non-cash investing and financing activities

The Company issued 175,975 shares of common stock for leasehold improvements of $1,313,653 on December 21, 1998.

Preferred stock in the amount of $9,477,709 was converted into 1,342,123 shares of common stock in 1998.

Preferred stock in the amount of $7,776,557 was converted into 1,218,792 shares of common stock in 1997.

Preferred stock in the amount of $6,888,000 was converted into 2,360,000 shares of common stock in 1996.



See accompanying notes.

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE 1         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

               BUSINESS Tera Computer Company ("Tera" or the "Company") designs, builds and sells high performance general-purpose parallel computer systems based on its unique multithreaded architecture, the "MTA system." The MTA system addresses a wide range of scientific and engineering applications and is suited for emerging commercial applications.

               GOING CONCERN The Company has experienced significant operating losses since inception in 1987 and if it does not obtain the equity and debt funding described in this paragraph, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. These losses have been primarily funded by sales of stock. In 1998 the Company emerged from being a development stage enterprise with its first product sale. However, revenue levels have not yet been achieved to sustain operations and generate positive cash flows. Management plans to sustain operations through product sales, additional equity and debt financings, and/or other financing arrangements with investors and financial institutions. Specifically, management believes that, in addition to current funds available and revenue from anticipated product sales, the Company will need to raise at least $12 million in equity and/or debt financings to meet its contractual commitments and to continue present levels of business activity in 1999 and beyond. The Company raised more than $7 million in equity and debt financings in the first quarter of 1999 (See Note 12 Subsequent Events). The Company is seeking a lease line of credit for capital goods for up to $1.5 million. If the Company does not have product sales when anticipated, it would need to raise additional funds. If the Company were not able to raise the necessary funds when needed, it would delay inventory purchases, reduce or delay third-party engineering services and reduce personnel.

               REVENUE RECOGNITION Tera recognizes revenue from sales of MTA systems, including resource modules, as they are accepted by customers. Maintenance revenues are recognized ratably over the term of the maintenance contract. Service revenues are recognized as services are performed.

               In April 1998 Tera recognized its first revenue from product sales with its delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). In December 1998 the Company installed a four-processor MTA system at SDSC. After testing and evaluation, the system was accepted by SDSC in January 1999. Upon receipt of purchase orders, the Company plans to upgrade the SDSC system in stages to larger configurations as it receives production printed circuit boards, integrated circuits and other components that are integrated into a commercially acceptable system.

               Tera's service revenues in 1997 and 1998 were for services performed under an evaluation subcontract with the SDSC, which is the prime contractor with the Defense Advanced Research Projects Agency. This subcontract has been extended to June 30, 1999.

               RESEARCH FUNDING In September 1995, the Company entered into a $1 million, three-year, cost-sharing contract with the Defense Advanced Research Projects Agency. As of December 31, 1998, the Company had billed $795,000 under this contract. This contract has been extended to September 30, 1999.

               RESEARCH AND DEVELOPMENT Research and development costs include costs incurred in the development and production of the Company's initial prototype system, hardware and software development expenses, costs incurred to enhance and support existing software features and expenses related to future implementations of the MTA system. Research and development costs are expensed as incurred. Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially impact the Company.

               CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

               INVENTORIES Inventories are valued at standard costs which that approximate actual costs, computed on a first-in, first-out basis, not in excess of market values. The Company regularly reevaluates the technological usefulness of various inventory components as it builds larger MTA system configurations. When it is discovered that previously inventoried components do not function as intended in a fully operational system scalable to multiple processors, the costs associated with these components are expensed. The Company includes these costs as a part of its research and development expenses.

               PROPERTY AND EQUIPMENT Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Equipment under capital leases is depreciated over the lease term. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

               LONG-LIVED ASSETS Management periodically evaluates long-lived assets, consisting primarily of property and equipment, to determine whether there has been any impairment of the value of these assets and the appropriateness of their remaining useful lives. No impairment loss has been recognized through December 31, 1998.

               FAIR VALUES OF FINANCIAL INSTRUMENTS At December 31, 1998 the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market rates available to the Company for debt of similar risk and maturities.

               INCOME TAXES The Company accounts for taxes under SFAS No. 109, Accounting for Income Taxes.

               LOSS PER SHARE Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding.

               In 1997, SFAS No. 128, Earnings per Share replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously designated fully diluted earnings per share. Because Tera's stock options and warrants are not dilutive (due to net losses), there is no difference between basic and diluted net loss per share.

               USE OF ESTIMATES Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2         SIGNIFICANT RISKS AND UNCERTAINTIES

               MANUFACTURING RISKS AND RELIANCE ON THIRD-PARTY SOLE SOURCE SUPPLIERS Tera subcontracts the manufacture of substantially all of its hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. The manufacture of these components is a difficult and complex process. The Company's suppliers have previously experienced, and may in the future again experience, problems in manufacturing the components to the Company's design and quantity specifications. Future manufacturing difficulties or limitations of the suppliers could result in:

                - substantial delays in the delivery of necessary hardware components to the Company;

                - a material and adverse affect on the Company's ability to complete and deliver production models of the MTA system;

                - a limitation on the number of MTA systems that can be produced using such components to fill future orders; unacceptably high prices

                - for those components, with a resulting loss of profitability or loss of competitiveness for the Company's products; and

                - increased demands upon the Company's financial resources.

               Absent improved yields, increased production capacity or a reallocation of such suppliers' output to meet the Company's needs, the Company may be unable to obtain a sufficient quantity of suitable components to meet future production and delivery schedules. The Company is exposed to these additional risks based on its reliance on third party suppliers:


                - some of the Company's key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well established companies;

                - any or all of the Company's suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of the Company's components or systems;

                - if a reduction or interruption of supply of the Company's components occurred, it could take the Company a considerable period of time to identify and qualify alternative suppliers to redesign its products as necessary and recommence manufacture; and

                - if the Company were ever unable to locate a supplier for its components, it would be unable to produce and deliver its products, which would materially and adversely affect the Company's business and results of operations.

               MARKETING RISKS The Company's initial market for early sales are U.S. and foreign government agencies and research laboratories. If the U.S. or foreign governments were to reduce or delay funding programs employing high performance computing, then the Company's initial target markets would be seriously adversely affected.

               In order to expand its market beyond the very high performance scientific market, and particularly beyond government agencies and research laboratories, to engineering and other commercial markets, the Company must be able to attract independent software vendors to port their software application programs so that they will run on the MTA system. The Company also plans to modify and port third-party software applications to the MTA system to facilitate the expansion of its potential markets. There can be no assurance that the Company will be able to induce independent software vendors to port their applications, or that the Company will successfully port third-party applications to the MTA system, and the failure to do so could materially and adversely affect the Company's business and results of operations.

               RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS Rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards characterize the Company's market. The Company's success will depend upon its ability to complete development of the MTA system and to introduce new features in a timely manner to meet evolving customer requirements. The Company may not succeed in these efforts. The Company's business and results of operations will be materially and adversely affected if the Company incurs delays in developing its products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render the Company's products or technologies noncompetitive or obsolete.

NOTE 3         BALANCE SHEET INFORMATION

               Detailed balance sheet data is as follows:

DECEMBER 31,                                                                             1997              1998
                                                                                     ------------      ------------
Inventory
          Components and subassemblies                                               $  3,801,381      $  9,346,646
          Work in process                                                                 885,753           252,000
          Finished goods                                                                                    922,501
          Inventory allowance                                                            (396,261)         (275,118)
                                                                                     ------------      ------------
                                                                                     $  4,290,873      $ 10,246,029
                                                                                     ============      ============

             Finished goods primarily consist of components necessary to upgrade a two processor MTA system to four processors. These components were shipped to a customer in December, 1998 and the four processor MTA system was accepted by the customer in January, 1999

Prepaid expenses and other assets
          Current deposits                                                           $    272,982      $    439,509
          Prepaid insurance                                                               137,772           145,499
                                                                                     ------------      ------------
                                                                                     $    410,754      $    585,008
                                                                                     ============      ============

             Current deposits consist of the current portion of the initial deposit paid for capitalized leased equipment and prepayments made on service contracts

Property and equipment
          Computer and electronic test equipment                                     $  3,337,827      $  4,564,855
          Computer software                                                               886,030         1,260,943
          Furniture and fixtures                                                          347,117           385,489
          Leasehold improvements                                                                          1,749,039
                                                                                     ------------      ------------
                       Total property and equipment                                     4,570,974         7,960,326
          Accumulated depreciation and amortization                                    (2,656,049)       (3,458,713)
                                                                                     ------------      ------------
                                                                                     $  1,914,925      $  4,501,613
                                                                                     ============      ============

                At December 31, 1997 and 1998, Tera held equipment under capitalized leases with an original cost of $1,695,312 and $1,620,987 and a net book value of $890,786 and $1,160,194, respectively.


NOTE 4         RELATED PARTY RECEIVABLE

               During 1998, Tera accepted promissory notes in the aggregate principal amount of $341,561 as collateral for payment by the Company of option exercise prices and federal income taxes due from the exercise of employee stock options. These notes replaced promissory notes in the aggregate principal amount of $317,716 originally issued during 1997. The notes are due and payable in twelve months and bear interest at a rate of 4.33% per year. These notes and the unpaid accrued interest are secured by a pledge of shares of Tera's common stock. The Company's rights to payment are not limited to such security. For financial statement presentation, amounts related to subscribed stock have been excluded from the outstanding receivable and contributed capital balances.

NOTE 5         LEASE AGREEMENTS

               Tera leases certain property and equipment under capital leases pursuant to master equipment lease agreements. Under such agreements, the Company has acquired computer and other equipment in the amount of $890,785 and $684,476, net of accumulated amortization of $804,526 and $460,793 in 1997 and 1998. See Note 3 above. The capital lease line of credit for $800,000, of which $500,000 had been expended as of December 31, 1997, expired on that date. An interim lease line of credit for $425,000 was granted on January 9, 1998 and expired on April 30, 1998.

               In December 1998 the Company occupied new facilities for its Seattle operations pursuant to a ten-year operating lease, which may be extended at the option of the Company for an additional five years. Under this lease, Tera initially occupies 85,000 square feet; in June 2000 it will occupy 95,000 square feet and in December 2001 it will occupy approximately 131,000 square feet. Sales offices in the United States, France and Japan are rented pursuant to month-to-month or similar arrangements.

               Minimum lease commitments are:

                                                  Capital          Operating
                                                   leases           leases
                                               ------------     -------------
1999                                           $    684,368     $   1,997,789
2000                                                566,554         1,864,165
2001                                                208,934         2,000,689
2002                                                                2,479,785
2003                                                                2,491,059
Thereafter                                                         13,263,287
                                               ------------     -------------
                                                  1,459,856     $  24,096,774
                                                                =============
Less amounts representing interest                  344,757
                                               ------------
                                               $  1,115,099
                                               ============


               Lease expenses for 1996, 1997, and 1998 were $585,017, $601,215 and $664,606, respectively.

NOTE 6         COMMITMENTS

               The Company is contractually committed to acquire components, and manufacturing and engineering services totaling $1,945,000 of which $416,000 had been advanced to suppliers as of December 31, 1998. Commitments are for goods and services to be provided to Tera by either specific dates or by achieving milestones identified in the contracts.

NOTE 7  FEDERAL INCOME TAXES

               Due to continued losses from operations, there has been no provision for federal income taxes for any period.

               As of December 31, 1996, 1997 and 1998, the Company had federal net operating loss carryforwards of approximately $24,063,000, $39,153,000 and $60,732,000, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $1,283,000, $1,825,000 and $2,454,000, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2018 if not utilized.

               Due to the issuance and sale of shares of convertible preferred stock and the Company's initial public offering, Tera incurred an "ownership change" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, Tera's use of losses incurred through the date of the ownership change will be limited during the carryforward period. The Company estimates that net operating loss carryforwards incurred prior to the public offering are limited to an annual utilization of approximately $700,000. The research and experimentation credit is similarly limited. The annual limitation may result in the expiration of net operating losses and credits before utilization.

               Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:

                                                       1997                1998
                                                   ------------         ------------
Contract adjustment reserve                        $     85,000         $     85,000
Inventory reserve                                                             94,000
Accrued compensation                                    236,000              211,000
Other                                                     6,000              (40,000)
Research and experimentation                          1,825,000            2,454,000
Net operating loss carryfowards                      13,312,000           20,649,000
State tax loss carryfowards                                                  613,000
                                                   ------------         ------------

Net deferred tax assets                              15,464,000           24,066,000

Valuation allowance for deferred tax assets         (15,464,000)         (24,066,000)
                                                   ------------         ------------

Deferred tax balance                               $         --         $         --
                                                   ============         ============



               The Company has fully reserved its deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 1997 and 1998 was $5,464,000 and $8,602,000, respectively.

NOTE 8         REDEEMABLE SECURITIES

               In December 1997, the Company issued 10,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share, for proceeds of $9,477,709, net of issuance costs of $522,291, all of which shares of Preferred Stock were converted into shares of Common Stock by December 31, 1998.


NOTE 9         SHAREHOLDERS' EQUITY

               PREFERRED STOCK In 1997, the Company issued 3,000 shares of Series B convertible preferred stock for $2,814,386, net of issuance costs of $170,898, and 5,000 shares of Series C convertible preferred stock for $4,962,171, net of issuance costs of $37,829, in two private placements. All shares of the Series B and Series C convertible preferred stock were converted into shares of common stock during 1997.

               In 1998, the Company issued 6,000 shares of Series B convertible preferred stock at a stated value of $1,000 per share, for proceeds of $5,674,406, net of issuance costs of $325,594. Each share of the Series B convertible preferred stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or 100% of the lowest sales price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustments in certain conditions. For example, if 100 shares of Series B convertible preferred stock were converted on a certain date, and if the lowest sales price during the five trading days preceding the conversion date were $6.00, then the Company would issue 16,666 shares of common stock, determined by multiplying the number of shares times the stated value of $1,000 (100 X $1,000 =
               $100,000) and dividing the result by $6.00, the lowest sales price. Similarly, if the lowest sales price were $10.00, then the Company would issue 10,000 shares of common stock.

               The holders of the Series B convertible preferred stock are entitled to receive quarterly dividends at the rate of 5% of the stated value per annum (or $50.00 per share). Dividends accrue from the date of issuance through and including the date that the shares are converted or redeemed. Dividends may be paid in cash or common stock, at the Company's option, based on the lowest sale price during the five trading days preceding the date of payment.

               The Company may redeem any or all of the Series B convertible preferred shares at any time upon a minimum of 20 days notice at a redemption price equal to the greater of (i) the sum of the stated value of the shares being redeemed and the accrued and unpaid dividends thereon times 115% plus any dividends in arrears, or (ii) the product of the number of shares of common stock issuable upon conversion of the shares being redeemed, including any accrued and unpaid dividends thereon and any dividends in arrears, and the arithmetic average of the closing prices of the common stock during the five trading days immediately prior to the redemption date.

               The Company may be required to redeem the Series B convertible preferred stock upon the occurrence of certain specified events, provided that such event was within the Company's sole control. These events include: (a) the absence of a closing bid price for the common stock for five consecutive trading days; (b) the common stock ceases to be listed for trading on the Nasdaq National Market System or SmallCap Market or other specified exchanges; (c) a holder is unable to sell his or her shares of common stock for a period of 30 days pursuant to a registration statement covering those shares; (d) the Company defaults in performing a material obligation pursuant to the subscription agreement and any other agreements between the Company and the holder; (e) the Company is involved in a merger or consolidation pursuant to which the Company's shareholders prior to the transaction do not hold at least 51% of the voting securities of the surviving corporation or the common stock of the surviving corporation is not listed for trading on the Nasdaq National Market System or SmallCap market or specified exchanges; or (f) to the extent that the Company would be required to issue more than 2,437,500 shares of common stock. If such an event were to occur and an investor delivered a notice of redemption, the Company would be required to redeem the shares of Series B convertible preferred stock at the redemption price described above.

               If, however, the event was caused by circumstances that were not within the sole control of the Company, the Company may elect not to redeem the shares. In such event the conversion percentage, currently 100%, shall be reduced by six percentage points and the ceiling price, currently $14.52, shall be reduced by six percent, for each for each 30 days that the underlying event continues to exist.

               COMMON STOCK WITH ADJUSTMENT RIGHTS In September and December 1998, the Company issued an aggregate of 800,000 shares of common stock with certain "adjustment rights" pursuant to which the Company may be required to issue additional shares of common stock or common stock purchase warrants if the market price of the common stock is less than a specified target value (initially $12.00) on certain "measurement dates," determined by the average of the closing bid prices for the common stock for the fifteen trading days preceding the applicable measurement date. Thus if the target value were $12.00 and the market price as of the measurement date were $8.00, and an investor held 400,000 shares of the common stock with adjustment rights, then the ratio of $12.00/$8.00 times the 400,000 shares held results in a total of 600,000 shares; subtracting the original 400,000 shares, the Company would issue an additional 200,000 shares. From then on, the new target value would be $8.00 per share.

               The original agreements were amended by the Company and the holders of these shares in March 1999. Pursuant to the amended agreements, the original 800,000 shares were divided into two pools: with respect to the first 400,000 (the "Pool A shares") the Company issued adjustment warrants, exercisable at $0.01 per share for ten years, to purchase an aggregate of 536,585 shares of common stock. The initial target value with respect to the Pool A Shares and shares issuable upon exercise of the adjustment warrants is $6.50, and the initial target value with respect to the remaining 400,000 (the "Pool B Shares") remains at $12.00. Under the agreements as amended, the Company may issue shares of common stock or warrants upon subsequent adjustments.

               The next measurement date is May 22, 1999. Subsequent measurement dates are every three months thereafter through September 30, 2001. The adjustment provisions described above will operate similarly for measurement dates after May 22, 1999, although if the market price is less than the applicable target value on such measurement dates, then the number of shares or adjustment warrants to be issued will be increased by 1.25%, which reflects a negotiated issuance premium.

               The Company may repurchase any or all of the common shares with adjustment rights and all adjustment warrants at any time upon a minimum of 20 days notice at a repurchase price equal to the greater of (i) the most recent adjustment price applicable to such shares and warrants, or (ii) the product of the number of shares and warrants being redeemed and the arithmetic average of the closing market prices of the common stock during the five trading days immediately prior to the redemption date.

               The Company may be required to repurchase the shares of common stock with repurchase rights, together with any adjustment warrants issued, upon the occurrence of certain specified events, provided that such event was within the Company's sole control. These events include: (a) the absence of a closing bid price for the common stock for five consecutive trading days; (b) the common stock ceases to be listed for trading on the Nasdaq National Market System or SmallCap Market or other specified exchanges; (c) a holder is unable to sell his or her shares of common stock for a period of 30 days pursuant to a registration statement covering those shares; (d) the Company defaults in performing a material obligation pursuant to the subscription agreement and any other agreements between the Company and the holder; (e) the Company is involved in a merger or consolidation pursuant to which the Company's shareholders prior to the transaction do not hold at least 51% of the voting securities of the surviving corporation or the common stock of the surviving corporation is not listed for trading on the Nasdaq National Market System or SmallCap market or specified exchanges; or (f) to the extent that the Company would be required to issue more shares of common stock than permitted under Nasdaq Rule 4460(i). If such an event were to occur and an investor delivered a notice of repurchase, the Company would be required to repurchase the common stock and adjustment warrants at the repurchase price described above.

               If, however, the event was caused by circumstances that were not within the sole control of the Company, the Company may elect not to repurchase the shares and warrants. In such event the Company may be required to issue additional shares to the holders equal to 6% of the shares of common stock with adjustment rights and adjustment warrants for each for each 30 days that the underlying event, continues to exist.

               SECURITYHOLDER WARRANTS At December 31, 1998, the Company had outstanding warrants to purchase an aggregate of 1,072,936 shares of common stock, as follows:


   Shares of             Exercise Price             Expiration
 Common Stock              per share             Date of Warrants
----------------         ---------------        -------------------
         97,208                $   6.00         February 28, 2000
         20,321                   14.09         September 24, 2000
         90,488                    6.00         December 31, 2001
        317,250                    3.94         April 21, 2002
        155,000                    4.50         June 25, 2002
        125,000                   19.20         December 23, 2002
        100,000                   15.00         June 30, 2003
        161,344                   10.04         September 28, 2003
          5,801                    6.00         November 7, 2005
            524                    6.00         May 21, 2006
----------------
      1,072,936
================


               STOCK OPTION PLANS Tera has four stock option plans that provide for option grants to employees, directors and others. Two of these plans, the 1988 Employee Stock Option Plan and the 1993 Employee Stock Option Plan, were terminated by the Board of Directors in 1995. Options granted under the Company's option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

               A summary of Tera's stock option activity and related information follows:


                                                    Outstanding                   Exercisable
                                                     Weighted                       Weighted
                                                     Average                        Average
                                                     Exercise                       Exercise
                                     Shares           Price          Shares          Price
                                   ---------         --------        -------         -------
Balance, January 1, 1996             995,852         $   2.70        567,342        $   1.42
           Granted                   890,650             5.21
           Exercised                 (33,414)            1.36
           Canceled                  (42,020)            4.45
                                   ---------
Balance, December 31, 1996         1,811,068             3.92        660,758            2.18
           Granted                   412,357             5.52
           Exercised                (151,026)            2.33
           Canceled                  (36,494)            4.52
                                   ---------
Balance, December 31, 1997         2,035,905             4.37        931,309            3.25
           Granted                   742,090             8.44
           Exercised                (153,234)            1.43
           Canceled                  (41,725)            6.61
                                   ---------
Balance, December 31, 1998         2,583,036         $   5.68      1,158,125        $   4.15
                                   =========
Available for grant at
  December 31, 1998                   74,500
                                   =========

               Outstanding and exercisable options by price range as of December 31, 1998 are as follows:


                                                Options Outstanding                 Options Exercisable
                                 ----------------------------------------------  ----------------------------
                Range of                              Weighted       Weighted                      Weighted
                Exercise                              Average        Average                       Average
                 Price               Number          Remaining       Exercise        Number        Exercise
               Per share           Outstanding      Life (Years)      Price       Exercisable       Price
-------------------------------  ----------------  ---------------  -----------  ---------------  -----------
      $ 0.35 -           $ 3.00           296,314        2.1             $ 1.06          290,314       $ 1.09
        3.01 -             6.00         1,515,070        7.3               5.21          850,237         5.15
        6.01 -             9.00           762,652        9.5               8.33           17,574         6.72
       12.01 -            15.00             9,000        9.3              13.69                -            -
-------------------------------  ----------------  ---------------  -----------  ---------------  -----------
      $ 0.35 -           $15.00         2,583,036        7.4             $ 5.68        1,158,125       $ 4.15
===============================  ================  ===============  ===========  ===============  ===========


               In 1996, the Company established an Employee Stock Purchase Plan (1996 ESPP). The maximum number of shares of the Company's common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP is the lower of (a) 85% of the fair market value of the Company's Common Stock at the beginning of each six month offering period or (b) the fair market value of the Common Stock at the end of each six month offering period.

               FAIR VALUE INFORMATION The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's loss for common stock and loss per common share for the years ended December 31, 1996, 1997, and 1998 would have been increased to the pro forma amounts indicated below:

               Loss for common stock -

                                    1996                  1997                  1998
                                    ----                  ----                  ----
               As reported          $(18,805,941)         $(18,672,435)         $(20,736,628)
               Pro forma            $(19,395,460)         $(19,802,773)         $(22,932,967)

               Loss per common share -

                                    1996                  1997                  1998
                                    ----                  ----                  ----
               As reported          $(3.53)               $(2.13)               $(1.70)
               Pro forma            $(3.65)               $(2.25)               $(1.88)

               The estimated fair values of options granted during 1996, 1997 and 1998 were $4.76, $5.85 and $8.21 per share, respectively; these fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 94%, risk-free interest rate of 6.50%, 5.74% and 5.4% for 1996, 1997 and 1998, respectively, and an expected term of 9.64 years. Pro forma compensation cost of options granted under the 1996 ESPP is measured based on the discount from market value.


NOTE 10        401(K) PLAN

               The Company has a retirement plan covering substantially all employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company may make voluntary matching contributions in amounts determined annually by the Board of Directors. As of December 31, 1998 the Company had contributed approximately $321,000 to the Plan, and had accrued $139,000.


NOTE 11        RECENTLY ISSUED ACCOUNTING STANDARDS

               In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes the standards for reporting comprehensive income and its components in financial statements. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The Company had no comprehensive income items to report for the years ended December 31, 1997 and 1998.

               In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this new standard had no effect on the earnings or financial position of the Company as it currently has only one segment.

               In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for all quarters and fiscal years beginning after June 15, 1999. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

NOTE 12        SUBSEQUENT EVENTS

               On March 10, 1999, the Company raised $4,890,485, net of issuance costs of $109,515, through the negotiated private sale of 1,111,111 shares of its common stock, and 1,111,111 common stock purchase warrants exercisable at a price of $5.16 per share with a five year term. If the market price of the Company's common stock is below $6.00 for certain measurement dates during the next two years, the Company would be required to issue additional shares of common stock to the investors. The first measurement date is when a registration statement covering the resale of the common stock issued in March 1999 is declared effective. Investors can purchase an additional 968,992 shares of common stock at $5.16 per share and 1,076,658 common stock purchase warrants exercisable at $5.16 per share. Investors may exercise this option at any time after the initial closing and expires 90 days after the first registration statement becomes effective.

               During February and March of 1999, the Company issued over $2,200,000 in 8% Convertible Promissory Notes, due March 31, 2001, in a private placement. The notes are convertible at the option of the holder into common stock at $5.00 per share. Additionally, each investor received warrants to purchase 3,000 shares of common stock at $5.00 per share for each $100,000 principal amount of notes.

               On March 22, 1999, the Company and the holders of common stock issued in September and December 1998 amended certain terms regarding the adjustment provisions pursuant to which the Company may be required to issue additional shares of common stock to the holders and related matters. See Note 9 for a discussion of the governing provisions, as amended.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tera Computer Company
Seattle, Washington


We have audited the accompanying balance sheets of Tera Computer Company (the Company) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tera Computer Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recently emerged from being a development stage enterprise and has not yet achieved revenue levels to sustain operations and therefore the Company's losses from operations raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


\s\  DELOITTE & TOUCHE


Seattle, Washington
March 22, 1999

                                    PART III

   Certain information required by Part III is omitted from this Report as the Company will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1999, pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information with respect to Directors may be found under the captions "The Board of Directors" and "Proposal 1: Election of Two Directors" in the Company's Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 27 and 28 hereof, under the caption "Executive Officers of the Company." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Information About Tera Common Stock Ownership" in the Proxy Statement and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   The information in the Proxy Statement set forth under the captions "How We Compensate Directors," "How We Compensate Executive Officers," "The Board of Directors" and "The Committees of the Board" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in the Proxy Statement set forth under the caption "Information About Tera Common Stock Ownership" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBIT LISTING

         3.1     Restated Articles of Incorporation(1)

         3.2     Restated Bylaws(1)

         4.1     Statement of Rights and Preferences of the Series A Convertible
                 Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on December 23, 1997(7)

         4.2     Statement of Rights and Preferences of the Series B Convertible
                 Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on June 30, 1998(8)

         4.3     Subscription Agreement, as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch Industries, Inc.(9)

         4.4     Form of Warrant Issued by the Company to Advantage Fund II Ltd. and to Koch
                 Industries, Inc.(10)

         4.5     Amendment to Subscription Agreement, dated as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch Industries, Inc.(9)

         4.6     Waiver Agreement, dated as of December 23, 1997, between the Company and
                 Advantage Fund II Ltd.(9)

         4.7     Waiver Agreement, dated as of December 23, 1997, between the
                 Company and Genesee Fund Limited - Portfolio B(9)

         4.8     Waiver Agreement, dated as of June 30, 1998, between the Company and
                 Advantage Fund II Ltd.(9)

         4.9     Waiver Agreement, dated as of June 30, 1998, between the
                 Company and Genesee Fund Limited - Portfolio B(9)

         4.10 Subscription Agreement, dated as of December 16, 1998, by and between the Company and each of Genesee Fund Limited -
                 Portfolio B and Koch Industries, Inc.(11)

         4.11    Amendment Agreement, dated as of March 22, 1999, by and among Registrant,
                 Advantage Fund II Ltd. and Koch Industries, Inc. (11)

         4.12    Amendment Agreement, dated as of March 22, 1999, by and among Registrant,
                 Genesee Fund Limited - Portfolio B and Koch Industries, Inc. (11)

         4.13    Form of Warrant issuable to Advantage Fund II Ltd., Genesee Fund Limited -
                 Portfolio B, and Koch Industries, Inc. (11)

         4.14    Market Sales Agreement, dated as of March 22, 1999, by and between Registrant and each of Advantage Fund II Ltd. and Genesee Fund Limited - Portfolio B (11)

         10.1    1988 Stock Option Plan(2)

         10.2    1993 Stock Option Plan(2)

         10.3    1995 Stock Option Plan(2)

         10.4    1995 Independent Director Stock Option Plan(2)

         10.5    Agreement between the Defense Advanced Research Projects Agency and the
                 Company, Contract No. MDA972-95-C-0003, dated February 23, 1995(3)

         10.67   Cooperative Research and Development Agreement No. TC-695-93 between Regents of the University of California and the Company, dated July 15, 1994(2)

         10.7    Agreement between Cadence Design Systems, Inc. and the Company entitled
                 "Statement of Work for Gate Array and Standard Cell Place and Route," dated
                 May 30, 1995(3)


         10.8    Agreement between the Advanced Research Projects Agency and the Company,
                 Contract No. DABT63-95-C-0096, dated September 27, 1995(5)

         10.9    Cooperative Agreement between The Regents of the University of
                 California, University of California, San Diego and the
                 Company, dated November 11, 1996(6)

         10.10   Subcontract Agreement between The Regents of the University of
                 California and the Company, effective July 1, 1997(12)

         10.12 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(12)

         10.13 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation(9)

         23.1    Independent Auditors' Consent

         27.1    Financial Data Schedule

------------------
(1) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on September 22, 1995.

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

(7) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-44137, as filed with the Commission on January 12, 1998.

(8) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-60167, as filed with the Commission on July 30, 1998.

(9) Incorporated by reference to the Company's Form 10-Q, as filed with the Commission for the quarterly period ended September 30, 1998.

(10) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-67885, as filed with the Commission on November 24, 1998.

(11) Incorporated by reference to the Amendment No. 1 to Form S-3 Registration Statement, Registration No. 333-67885, as filed with the Commission on March 29, 1999.

(12) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(b) REPORTS ON FORM 8-K
We filed three reports on Form 8-K during 1998 as follows:
        On October 8, 1998, reporting a private placement that had closed on September 30, 1998, under "Item 5--Other Events;"

        On November 19, 1998, setting forth the capitalization of the Company as of September 30, 1998, under "Item 5--Other Events;" and

        On December 23, 1998, reporting a private placement that had closed on December 16, 1998, under "Item 5--Other Events."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on March 31, 1999.

                                            TERA COMPUTER COMPANY


                                            By JAMES E. ROTTSOLK
                                               --------------------------------
                                               James E. Rottsolk
                                               Chief Executive Officer
                                               and President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 31, 1999.

            Signature                       Title
            ---------                       -----

By      JAMES E. ROTTSOLK                   Chief Executive Officer,
    --------------------------              President and Director
         James E. Rottsolk


By      BURTON J. SMITH                     Chairman of the Board of
    --------------------------              Directors and Chief Scientist
         Burton J. Smith

By      KENNETH W. JOHNSON                  Chief Financial Officer
    --------------------------
        Kenneth W. Johnson


By      PHILISSA SARGIN                     Chief Accounting Officer
    --------------------------
        Philissa Sargin


By      DAVID N. CUTLER                     Director
    --------------------------
        David N. Cutler


By      DANIEL J. EVANS                     Director
    --------------------------
       Daniel J. Evans


By      KENNETH W. KENNEDY                  Director
    --------------------------
       Kenneth W. Kennedy


By      JOHN W. TITCOMB, JR.                Director
    --------------------------
        John W. Titcomb, Jr.

                                  EXHIBIT INDEX

    3.1     Restated Articles of Incorporation(1)

    3.2     Restated Bylaws(1)

    4.1     Statement of Rights and Preferences of the Series A Convertible
            Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on December 23, 1997(7)

    4.2     Statement of Rights and Preferences of the Series B Convertible
            Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on June 30, 1998(8)

    4.3 Subscription Agreement, as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch Industries,
            Inc.(9)

    4.4 Form of Warrant Issued by the Company to Advantage Fund II Ltd. and to Koch Industries, Inc.(10)

    4.5 Amendment to Subscription Agreement, dated as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch
            Industries, Inc.(9)

    4.6 Waiver Agreement, dated as of December 23, 1997, between the Company and Advantage Fund II Ltd.(9)

    4.7 Waiver Agreement, dated as of December 23, 1997, between the Company and Genesee Fund Limited - Portfolio B(9)

    4.8 Waiver Agreement, dated as of 12 June 30, 1998, between the Company and Advantage Fund II Ltd.(9)

    4.9     Waiver Agreement, dated as of June 30, 1998, between the Company and
            Genesee Fund Limited - Portfolio B(9)

    4.10 Subscription Agreement, dated as of December 16, 1998, by and between the Company and each of Genesee Fund Limited - Portfolio B and Koch Industries, Inc.(11)

    4.11    Amendment Agreement, dated as of March 22, 1999, by and among Registrant,
            Advantage Fund II Ltd. and Koch Industries, Inc. (11)

    4.12    Amendment Agreement, dated as of March 22, 1999, by and among Registrant,
            Genesee Fund Limited - Portfolio B and Koch Industries, Inc. (11)

    4.13    Form of Warrant issuable to Advantage Fund II Ltd., Genesee Fund Limited -
            Portfolio B, and Koch Industries, Inc. (11)

    4.14    Market Sales Agreement, dated as of March 22, 1999, by and between Registrant and each of Advantage Fund II Ltd. and Genesee Fund Limited - Portfolio B (11)

    10.1    1988 Stock Option Plan(2)

    10.2    1993 Stock Option Plan(2)

    10.3    1995 Stock Option Plan(2)

    10.4    1995 Independent Director Stock Option Plan(2)

    10.5 Agreement between the Defense Advanced Research Projects Agency and the Company, Contract No. MDA972-95-C-0003, dated February 23,
            1995(3)

    10.6    Cooperative Research and Development Agreement No. TC-695-93 between
            Regents of the University of California and the Company, dated July
            15, 1994(2)

    10.7 Agreement between Cadence Design Systems, Inc. and the Company entitled "Statement of Work for Gate Array and Standard Cell Place and Route," dated May 30, 1995(3)


         10.8    Agreement between the Advanced Research Projects Agency and the Company,
                 Contract No. DABT63-95-C-0096, dated
                 September 27, 1995(5)

         10.9    Cooperative Agreement between The Regents of the University of
                 California, University of California, San Diego and the
                 Company, dated November 11, 1996(6)

         10.10   Subcontract Agreement between The Regents of the University of
                 California and the Company, effective July 1, 1997(12)

         10.11 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(12)

         10.12 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation(9)

         23.1    Independent Auditors' Consent

         27.1    Financial Data Schedule

--------

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

(7) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-44137, as filed with the Commission on January 12, 1998.

(8) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-60167, as filed with the Commission on July 30, 1998.

(9) Incorporated by reference to the Company's Form 10-Q, as filed with the Commission for the quarterly period ended September 30, 1998.

(10) Incorporated by reference to Form S-3 Registration Statement, Registration No. 333-67885, as filed with the Commission on November 24, 1998.

(11) Incorporated by reference to the Amendment No. 1 to Form S-3 Registration Statement, Registration No. 333-67885, as filed with the Commission on March 29, 1999.

(12) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.