Form 10-Q
period 1999-03-31
TERA COMPUTER CO \WA\
filed 1999-05-17
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ...... to ...... .

                         Commission file number 0-26820

--------------------------------------------------------------------------------

                              TERA COMPUTER COMPANY
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

             WASHINGTON                                    93-0962605
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                        411 FIRST AVENUE SOUTH, SUITE 600
                             SEATTLE, WA 98104-2860
                                (206) 701 - 2000
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)

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

        As of May 13, 1999, 15,941,337 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1998
                 and March 31, 1999                                              3

                 Statements of Operations for the Three Months
                 Ended March 31, 1998 and 1999                                   4

                 Statements of Cash Flows for the Three
                 Months Ended March 31, 1998 and 1999                            5

                 Notes to Financial Statements                                   6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   8

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                    25

PART II  OTHER INFORMATION

        Item 2.  Changes in Securities                                          25

        Item 6.  Exhibits and Reports on Form 8-K                               26

                              TERA COMPUTER COMPANY

                                 BALANCE SHEETS


                                                                            DECEMBER 31,         MARCH 31,
                                                                                1998                1999
                                                                            ------------        ------------
                                                                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $  3,161,867        $  4,426,034
   Accounts receivable                                                           378,933             378,511
   Related party receivable                                                      306,819             325,692
   Inventory                                                                  10,246,029           9,138,395
   Advances to suppliers                                                         415,834             413,261
   Prepaid expenses and other assets                                             585,008             552,423
                                                                            ------------        ------------
          Total current assets                                                15,094,490          15,234,316

PROPERTY AND EQUIPMENT, NET                                                    4,501,613           5,494,087

LEASE DEPOSITS                                                                   537,101             537,101
OTHER LONG-TERM ASSETS                                                           155,033             155,033
                                                                            ------------        ------------
          TOTAL                                                             $ 20,288,237        $ 21,420,537
                                                                            ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $  5,470,617        $  5,849,852
   Accrued payroll and related expenses                                        1,544,056           1,365,324
   Accrued interest                                                                                   11,243
   Deferred revenue                                                               19,178              40,011
   Contract adjustment reserve                                                   250,000             250,000
   Current portion of obligations under capital leases                           542,045             543,370
                                                                            ------------        ------------
          Total current liabilities                                            7,825,896           8,059,800

OBLIGATIONS UNDER CAPITAL LEASES, LESS CURRENT PORTION                           573,054             443,208

CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNT                                                         2,186,134

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares; issued
      and outstanding, 6,000 and 4,381 shares of Series B Convertible          5,674,406           3,985,348
   Common Stock, par $.01 - Authorized, 25,000,000 shares;
      issued and outstanding, 14,204,430 and 15,900,947 shares                68,744,437          76,107,108
   Preferred stock dividend distributable                                         75,000              54,762
   Accumulated deficit                                                       (62,604,556)        (69,415,823)
                                                                            ------------        ------------
                                                                              11,889,287          10,731,395
                                                                            ------------        ------------
          TOTAL                                                             $ 20,288,237        $ 21,420,537
                                                                            ============        ============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              1998                1999
                                          ------------        ------------
REVENUE:
  Product and other revenue               $                   $    579,167
  Service revenue                               20,952              81,426
                                          ------------        ------------
                                                20,952             660,593
                                          ------------        ------------

OPERATING EXPENSES:
  Cost of product and other revenue                                579,433
  Cost of service revenue                       15,873              41,406
  Other manufacturing expenses                                   1,401,823
  Research and development                   4,313,301           4,074,881
  Marketing and sales                          410,050             632,479
  General and administrative                   475,405             465,058
                                          ------------        ------------

                                             5,214,629           7,195,080
                                          ------------        ------------

RESEARCH FUNDING                                27,521              47,626
                                          ------------        ------------

  Loss from operations                      (5,166,156)         (6,486,861)

OTHER INCOME/(EXPENSE)                         104,699            (324,406)
                                          ------------        ------------

NET LOSS                                  $ (5,061,457)       $ (6,811,267)

PREFERRED STOCK DIVIDEND                      (130,024)            (70,057)
                                          ------------        ------------

LOSS FOR COMMON STOCK                     $ (5,191,481)       $ (6,881,324)
                                          ============        ============
LOSS PER COMMON SHARE,
  BASIC AND DILUTED                       $      (0.46)       $      (0.47)
                                          ============        ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING, BASIC AND DILUTED            11,333,104          14,625,703
                                          ============        ============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           1998               1999
                                                       ------------        -----------
OPERATING ACTIVITIES:
  Net loss                                             $ (5,061,457)       $(6,811,267)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                             275,270            431,370
  Beneficial conversion feature of notes payable                               286,466
Cash provided (used) by changes in
  operating assets and liabilities:
  Accounts receivable                                       (54,988)           250,422
  Inventory                                              (1,400,378)            75,527
  Other assets                                              (34,959)            32,585
  Accounts payable and other accrued liabilities           (110,187)           984,769
  Accrued payroll and related expenses                     (392,386)          (178,732)
  Deferred revenue                                                              20,833
  Advances to suppliers                                      27,818              2,573
                                                       ------------        -----------
Net cash used by operating activities                    (6,751,267)        (4,905,454)

INVESTING ACTIVITIES:
  Purchases of property and equipment                      (278,129)          (391,737)
                                                       ------------        -----------
Net cash used by investing activities                      (278,129)          (391,737)

FINANCING ACTIVITIES:
  Related party (receivable)/payments                       103,126            (18,873)
  Issuance of notes payable                                                  1,650,000
  Sale of common stock                                    1,998,702          5,058,752
  Conversion of preferred stock                          (1,466,546)
  Capital leases, net                                       (25,203)          (128,521)
                                                       ------------        -----------
Net cash provided by financing activities                   610,079          6,561,358

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (6,419,317)         1,264,167

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    13,329,115          3,161,867
                                                       ------------        -----------
  End of period                                        $  6,909,798        $ 4,426,034
                                                       ============        ===========

SUPPLEMENTAL DISCLOSURE OF
  NON CASH INVESTING AND FINANCING
  ACTIVITIES:
  Inventory reclassed to fixed assets                                      $ 1,032,107
  Accounts payable converted to notes                                      $   594,291
  Stock dividends                                      $    114,701        S    90,295

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid for interest                              $     33,349        $    48,969



                             See accompanying notes

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1997 and 1998, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

INVENTORY

        Inventory consisted of the following:

                                         December 31, 1998     March 31, 1999
                                         -----------------     --------------
Components and Subassemblies                $ 9,346,646          $9,060,546
Work in process                                 252,000             674,409
Finished goods                                  922,501
Inventory allowance                            (275,118)           (596,560)
                                            -----------          ----------
                                            $10,246,029          $9,138,395
                                            ===========          ==========

CONVERTIBLE NOTES

        In February and March 1999, the Company issued an aggregate of $2,494,291 of two-year convertible subordinated 8% notes and 74,829 common stock purchase warrants. The Company received $1,900,000 in cash and exchanged trade payables of $594,291 for the notes. The notes are convertible into shares of common stock at $5.00 per share; the exercise price of the warrants is $5.00 per share. Both prices are subject to adjustment in the event of stock splits, stock dividends, reorganizations and other usual antidilution events.

COMMON STOCK ISSUANCES

        On March 10, 1999, the Company raised $5,000,000, before issuance costs of $109,515, from the private sale of 1,111,111 shares of common stock, along with warrants to purchase 1,111,111 shares of common stock with an exercise price of $5.16 per share. The investor has the option to invest another $5,000,000 for shares of common stock at a purchase price of $5.16 per share; if the option were exercised, the Investor also would receive warrants for 1,076,658 shares with an exercise price of $5.16 per share. The Company also issued to the investor 103,889 shares of common stock and warrants for 225,000 shares of common stock with an exercise price of $5.16 per share to cover certain fees relating to this transaction.

OTHER MANUFACTURING EXPENSES

        In the first quarter of 1999 the Company began incurring manufacturing expenses in addition to its research and development efforts, reflecting its progress to commercial production. These costs reflect the expense of the manufacturing group, including personnel expense and allocated overhead, as well as production expenses not directly related to delivered systems.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" later in this Section beginning on page 13. The following discussion should also be read in conjunction with the financial statements and notes thereto.

OVERVIEW

        We design, develop and market high performance general purpose parallel computer systems. The name for our computer systems, "MTA," is derived from the form of computer system architecture on which it is based, known in the computer industry as "multithreaded" architecture.

        We have experienced net losses in each year of operations and expect to incur substantial further losses until we make additional sales, and possibly thereafter. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $6.9 million in the first quarter of 1999, compared to a net loss of approximately $5.1 million in the first quarter of 1998. Our funding from inception through March 31, 1999 has been primarily from the sale of approximately $80.6 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.3 million, and revenue of approximately $2.0 million.

         In April 1998, we recognized our first revenue from product sales with our delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). In January 1999, we recognized additional revenue from product sales upon acceptance by SDSC of our upgrade of the MTA system at SDSC to four processors. Assuming receipt of purchase orders, we plan to upgrade the MTA system in SDSC in stages to larger configurations as we receive production printed circuit boards, integrated circuits and other components that we integrate into a commercially acceptable system.

        We generally recognize revenue from sales of MTA systems upon acceptance of the system by the customer, revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement, and service revenue as services are performed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

        REVENUE. We had total revenue in the first quarter of 1999 of approximately $661,0000, up from approximately $21,000 in the first quarter of 1998. The first quarter 1999 revenues included $557,000 in product revenue from the sale of the four-processor MTA system to SDSC. We had approximately

$81,000 of service revenue in the first quarter of 1999, up from approximately $21,000 in the first quarter of 1998. Service revenue in both periods was pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. This contract expires on June 30, 1999. We expect to complete this subcontract for approximately $202,000 in 1999, of which our portion, after payments to our subcontractors, will be approximately $14,000. We also anticipate receiving revenue in 1999 from sales of larger configurations to SDSC and from other sales to potential customers in 1999, although we currently have no contracts or purchase orders for such sales. See "Risk Factors" below.

        OPERATING EXPENSES. Our cost of product and other revenue in the first quarter of 1999 was approximately $580,000; as we had no product sales in the first quarter of 1998, we had no cost of product and other revenue in that quarter. Our cost of product and other revenue was high in the first quarter of 1999 as a percentage of the revenue due to favorable pricing terms provided to SDSC. The cost of service revenue in the first quarter of 1999 of $41,000 was 51% of service revenue; the percentage represents a decrease from 74% of service revenue in the first quarter of 1998, due to decreased billings from our subcontractors; we expect that subcontract billings will constitute a high percentage of the remaining service revenue.

        In the first quarter of 1999 we began incurring manufacturing expenses in addition to our research and development efforts, reflecting our progress to commercial production. These costs of $1.4 million reflect the expense of our manufacturing group of approximately $900,000, including personnel expenses and allocated overhead, as well as approximately $500,000 of production expenses not directly related to the four-processor MTA system delivered to SDSC.

        Research and development expenses constitute the largest portion of our operating expenses, and include costs associated with the development of the MTA system, including personnel expenses, allocated overhead, nonrecurring engineering, software and hardware costs and preproduction expenses. Research and development expenses decreased slightly from $4.3 million in the first quarter of 1998 to $4.1 million in the first quarter of 1999, largely due to separate recognition of the manufacturing group, including personnel expenses and allocated overhead, as discussed above. Of the research and development expenses, approximately $1.5 million related to adjustments in inventory valuation and reserves due to design changes in the first quarter of 1999 compared to approximately $1.4 million in the first quarter of 1998.

        Personnel expenses and allocated overhead for research and development were approximately $2.6 million in the first quarter of 1999, up approximately 24% from $2.1 million in the first quarter of 1998, largely due to additional personnel, higher wages and increased overhead from the move to our new facilities in Seattle at the beginning of 1999.

        While we expect that research and development expenditures will continue to be a major expense, they are expected to decrease as a percentage of total operating expenses and will generally include expenditures related to continued engineering of the MTA system, research and development related to the next generation MTA system and related software development, including personnel expense and allocated overhead.

        Marketing and sales expenses increased from $410,000 in the first quarter of 1998 to $632,000 in the first quarter of 1999, largely reflecting increased marketing activity. We expect that we will continue to increase our marketing and sales activities as we build larger MTA systems for sale to industrial and commercial customers.

        While our general and administrative expenses usually have increased each year consistent with expansion of our infrastructure, the 1999 first quarter expenses of $465,000 were down slightly from $475,000 for the first quarter of 1998, primarily due to a decrease in expenses related to being a publicly held company. General and administrative expenses are expected to increase commensurate with any growth in our operations.

        RESEARCH FUNDING. We have been billing DARPA under a $1 million research contract awarded in September 1995 and which expires in September 1999. For the first quarter of 1999, billings were approximately $48,000, an increase from $28,000 from the first quarter of 1998.

        OTHER INCOME (EXPENSE) . Interest income on cash balances, net of interest expense on our lease lines, was approximately $105,000 in the first quarter of 1998; in the first quarter of 1999, interest expense was greater than interest income by approximately $22,000. The first quarter 1998 results reflect an increased cash position after completion of a $10 million financing in December 1997.

        The results for the first quarter of 1999 include a non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999, all of which was recorded in the first quarter; the results also include a non-cash expense for the value of detachable warrants issued in conjunction with the convertible promissory notes of approximately $317,000, of which approximately $8,000 was recognized in the first quarter and the balance will be recognized over the term of the notes.

        TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

        PREFERRED STOCK. In the first quarter of 1999, we accrued approximately $70,000 of dividends on our outstanding shares of our Series B Convertible Preferred Stock, all of which were paid in shares of common stock based on the market price at the time of payment. The dividends for the first quarter of 1998 were accrued on our Series A Convertible Preferred Stock, and were higher than that accrued during the comparable quarter of 1999 because we had issued more shares of the Series A Convertible Preferred Stock than of the Series B Convertible Preferred Stock.

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

        Based upon the responses to date and informal inquiries, we believe no significant modifications to our internal network or computer systems are necessary to address Year 2000 issues. We installed a materials requirement planning II system in 1998 that complies with Year 2000 issues. We have received assurances that the services provided at our new offices in Seattle are now Year 2000 compliant. Our review is ongoing with respect to our other internal systems and the various software development tools we use. We are making inquiries of our suppliers and service providers to obtain assurances concerning their Year 2000 compliance and their ability to continue to provide products and services to us which are Year 2000 compliant. We have assumed that basic public utilities will continue to be available to us after January 1, 2000, and are not aware of any information to the contrary. To date we have not identified any material deficiencies or remediation requirements and have not budgeted for any remediation costs or costs associated with responding to other parties' Year 2000 noncompliance. We do not separately track the internal costs for our Year 2000 review, and current and future anticipated costs are expected to include only payroll and related costs for the employees engaged in the review. We are reevaluating these positions periodically as we continue our review.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in 1987 through March 31, 1999, our principal sources of liquidity have been net proceeds from the sale of equity totaling $80.6 million, DARPA research funding and subcontracts totaling $19.3 million and sales receipts of approximately $2.0 million. At March 31, 1999, we had $4.4 million in cash and had no bank line of credit.

        During the first quarter of 1999, we spent approximately $4.9 million of cash on operating activities, a decrease of approximately $1.8 million from the approximately $6.8 million we spent in the first quarter of 1998. During 1999, our operating activity expenses will depend primarily upon personnel costs, the cost of inventory and third party engineering expenses related to future implementations of the MTA system, primarily the conversion from using gallium arsenide integrated circuits to using integrated circuits made of complementary metal-oxide silicon, or CMOS. Our overall personnel expense increased by $800,000 over the first quarter of 1998 to $2.8 million in the first quarter of 1999, while total expenses related to inventory, including inventory additions and scrap, were approximately $2.6 million in the first quarters of both 1999 and 1998. We expect that personnel costs will continue to increase in 1999, although not as rapidly as in previous periods as we have slowed the growth of personnel pending the receipt of additional sales orders. Similarly, we expect inventory costs to decrease in 1999, as we plan only modest inventory additions pending receipt of purchase orders. We anticipate that third party engineering expenses related to the CMOS implementation of the MTA system to increase during the rest of 1999.

        In the first quarter of 1999, our investing activities consisted of additional property, plant and equipment of approximately $392,000, primarily for additional computers and electronic test equipment.

        In the first quarter of 1999, we raised approximately $6.7 million of cash through the sale of securities, primarily through privately negotiated sales of common stock for $5 million and convertible promissory notes of $1.65 million (an additional $250,000 was received immediately after the quarter ended), and the remainder upon stock option exercises. We believe that, in addition to our current funds and revenue from anticipated sales of MTA systems, we will need to raise an additional $10 to $15 million in equity and/or debt financings during the remainder of 1999 to meet our contractual commitments, which principally consist of operating leases and licenses for software tools and third-party engineering services pertaining to the CMOS implementation of our MTA system, and to continue our present level of business activities in 1999 and beyond. A current investor has an option to purchase an additional $5 million of our common stock. We also are seeking a lease line of credit for capital goods for up to $1.5 million.

        We will require further additional working capital if anticipated sales of the MTA system are delayed. We plan to raise additional funds in 1999, even if revenues are received from sales of MTA systems when anticipated, in order to enhance our financial position for future operations. There can be no assurance that any additional financing will be available on acceptable terms when needed or, if available, will be available on satisfactory terms or that such financings will not be dilutive to our shareholders. See "Risk Factors--Additional Shares Issuable By Us Would Dilute Existing Shareholdings and Could Hinder Our Ability To Obtain Additional Financing," below.

        If we were unable to raise the necessary funds, then we would delay inventory purchases, reduce third-party engineering services and reduce personnel. We believe that we will be cash-flow positive once we have sales receipts of approximately $10 million per quarter; we do not anticipate such level of sales prior to 2000, if then.

        In certain circumstances, the holders of our Series B Convertible Preferred Stock and common stock with adjustment rights could demand that we repurchase such shares. These circumstances generally relate to the inability of such holders to sell their shares in market transactions, material defaults by us in performing under the relevant transaction documents, a merger or consolidation resulting in a change of control and an inability by us, as a result of applicable Nasdaq rules, to issue all of the shares of common stock that the holders would be entitled. If the event giving rise to this repurchase obligation was not within our sole control, such as a decline in the market price of our common stock, then we could elect not to repurchase these shares. To the extent that the events giving rise to any such repurchase obligation are within our control, we plan to conduct our operations so as not to cause any event that would give rise to a repurchase obligation. If the event giving rise to any such repurchase obligation is within our control, we likely would be unable to repurchase any shares delivered to us for repurchase absent receipt of additional capital. We would be subject to certain penalties for failure to repurchase any such shares in these circumstances.

RISK FACTORS

        The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

FAILURE TO COMPLETE DEVELOPMENT OF A COMMERCIALLY ACCEPTABLE MTA SYSTEM WOULD JEOPARDIZE OUR VIABILITY. Our inability to overcome the technical challenges involved in integrating and completing MTA systems that satisfy internal performance specifications and that are commercially acceptable would jeopardize our viability as an ongoing business. The development of a new very high performance computer system is a lengthy and technically challenging process and requires a significant investment of capital and other resources. Several companies in this market experienced extreme financial difficulty in the 1990s, including Thinking Machines Corporation, Cray Computer Corporation, Kendall Square Research Corporation and Supercomputer Systems, Inc. We first integrated multiple MTA resource modules into commercially configured computer systems in 1998. We have not yet built the MTA system to meet stringent commercial reliability standards and cannot be certain when, if ever, we will do so.

FAILURE TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF THE MTA SYSTEM COULD ADVERSELY AFFECT OUR BUSINESS. Continued delays in completing the hardware components or software of our MTA system, or in integrating the full system, could materially and adversely affect our business and results of operations. From time to time during the development process of the MTA system, we have been required to redesign certain components of the MTA system because of previously unforeseen design flaws. For example, various processor and network chip technologies that we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. We also continue to find certain flaws or "bugs" in our proprietary UNIX-based system software which require correction. This redesign work, particularly on integrated circuits and printed circuit boards, has been costly and caused delays in the development of our prototype systems, in the delivery of our initial MTA system and in upgrades to that system. We expect that additional modifications to the hardware components, system software and the integrated system will be necessary as we build larger MTA systems for the commercial market.

OUR INABILITY TO OBTAIN ACCEPTABLE HARDWARE COMPONENTS WILL DELAY OUR DEVELOPMENT EFFORTS AND STRAIN OUR FINANCIAL RESOURCES. The manufacture of components for the MTA system is a difficult and complex process, and few companies can meet our design requirements. Manufacturing difficulties or limitations of suppliers could result in:

        o a limitation on the number of MTA systems that can be assembled using such components;

        o unacceptably high prices for those components, with a resulting loss of profitability and loss of competitiveness for our products; and

        o increased demands on our financial resources, requiring additional equity and/or debt financings to continue business operations.

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

        Although we are working with our suppliers to solve these problems, we cannot assure that they will be able to manufacture the components to our design and quality specifications.

IF WE DO NOT RECEIVE ADDITIONAL CAPITAL, WE WOULD NEED TO REDUCE OUR CURRENT BUSINESS OPERATIONS. Our present cash resources and revenue from anticipated sales of MTA systems and existing service contracts will not be sufficient to finance our planned operations throughout 1999. We believe we will need to raise from $10 to $15 million during the rest of 1999 to meet our contractual commitments and to continue our current levels of business operations even if we receive revenues from product sales when anticipated. If we do not receive revenues from system sales when anticipated, then we will need additional capital. We are seeking a lease line of credit for capital goods for up to $1.5 million. Even if we raise from $10 to $15 million, receive revenue from product sales, and obtain the lease line of credit, we likely will raise additional equity and/or debt capital in 1999 to enhance our financial position for future operations. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. If no financing is available to us or is available only on a limited basis, then we would have to significantly reduce our current operations, including inventory purchases, research and design expenditures and numbers of employees.

OUR UNCERTAIN PROSPECTS FOR REVENUES AND EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. We cannot be certain that we will be successful in delivering and receiving payments for any additional MTA systems, or whether we will be able to generate additional sales or achieve a profitable level of operations in the future. We have experienced net losses in each year of our operations. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $6.9 million in the first quarter of 1999. We expect to incur substantial further losses until we make sales on a regular basis. We do not expect to have a profitable fiscal quarter prior to 2000, if then. Whether we will achieve additional revenue, or any earnings, will depend upon a number of factors, including:

        o our ability to assemble production quality MTA systems in commercial quantities;

        o  our ability to achieve broad market acceptance of the MTA system;

        o  the level of revenue in any given period;

        o  the terms and conditions of sale or lease for an MTA system;

        o  the MTA system model or models sold; and

        o  our expense levels and manufacturing costs.

OUR RELIANCE ON THIRD PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our gallium arsenide integrated circuits primarily from Vitesse Semiconductor Corporation; printed circuit boards from Multilayer Technology, Inc. and Johnson Matthey Electronics; flex circuits from Compunetics, Inc.; power supplies from ABB Power Supplies, Inc.; uninterruptible power supplies from Piller, Inc.; cooling distribution units from C.H. Bull Company; and will receive our CMOS integrated circuits from Taiwan Semiconductor Manufacturing Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the implementation of our CMOS integrated circuits. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

        o if a reduction or interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and recommence manufacture;

        o if we were ever unable to locate a supplier for a component, we would be unable to assemble and deliver our products;

        o one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

        o some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well established companies.

REPLACEMENT OF OUR CURRENT INTEGRATED CIRCUITS WILL REQUIRE SIGNIFICANT RESOURCES AND MAY NOT BE SUCCESSFUL. Over the next several years we plan to replace in stages most of our gallium arsenide integrated circuits with integrated circuits made of complementary metal-oxide silicon, or CMOS. We believe that CMOS integrated circuits will enable us to offer larger, more cost effective systems. For example, the 24 gallium arsenide integrated circuits currently on each processor board will be replaced by one CMOS microprocessor. This process requires the redesign of most of our integrated circuits, integrated circuit packages and printed circuit boards, which in turn involves significant effort by our engineers and requires us to devote significant capital for non-recurring engineering expenses, including payments to potential suppliers for design assistance. If we encounter significant problems with this redesign, we may be delayed substantially in delivering larger systems, which would materially and adversely affect our working capital, business and results of operations. If we are successful in producing CMOS components as planned, we may not be able, or desire, to use most of the then remaining inventory of gallium arsenide components, and we may incur a substantial expense in writing off such inventory.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK. Sales of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of March 31, 1999, we had outstanding:

        o 15,931,602 shares of common stock, of which 1,511,111 shares have certain "adjustment rights" that may require us to issue additional shares;

        o 4,381 shares of Series B Convertible Preferred Stock convertible into an indeterminate number of shares of common stock; and_

        o privately placed warrants to purchase another 3,220,461 shares of common stock, including 536,585 warrants that have certain "adjustment rights" that may require us to issue additional shares or warrants.

        Almost all of our outstanding shares of common stock may be sold without substantial restrictions. In addition, as of March 31,1999, we had outstanding options under our option plans to purchase an aggregate of 3,034,730 shares of common stock. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations.

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon conversion of the Series B Convertible Preferred Stock or the exercise of the privately placed warrants or under the adjustment rights, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may impact market prices.

ADDITIONAL SHARES ISSUABLE BY US WOULD DILUTE EXISTING SHAREHOLDINGS AND COULD HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. We may be required to issue substantial additional shares of common stock to holders of our Series B Convertible Preferred Stock and to holders of common stock and warrants that have certain "adjustment" rights. The Series B Convertible Preferred Stock has a variable conversion rate, equal to the lowest market "sale" price in the five trading days prior to each conversion. The number of shares that would be issuable upon conversion of the $4,381,000 of Series B Convertible Preferred Stock outstanding as of March 31, 1999, is illustrated in the table below. These figures do not include any issuance of common stock in payment of 5% per annum accrued dividends on the Series B Convertible Preferred Stock.

             ---------------------------------------------------------
                   Conversion                 Number of Shares of
                      Price                  Common Stock Issuable
             =========================================================
                     $10.00                          438,100
             ---------------------------------------------------------
                     $ 8.00                          547,625
             ---------------------------------------------------------
                     $ 6.00                          730,166
             ---------------------------------------------------------
                     $ 4.00                        1,095,250
             ---------------------------------------------------------

        The Series B Convertible Preferred Stock may be converted at any time, but tends to be converted when there are substantial increases in market prices in a short period. Such sales may lessen such increases. As of May 10, 1999, a total of $1,619,000 of the Series B Convertible Preferred Stock had been converted into an aggregate of 339,799 shares of common stock, excluding any shares of common stock issued in payment of dividends.

        In September and December 1998, we sold a total of 800,000 shares of common stock with certain "adjustment" rights pursuant to which we are required to issue warrants to purchase additional shares of common stock with an exercise price of $0.01 per share to the holders if the market price of our common stock is less than a specified target value on certain "measurement dates," based on the average closing bid prices for the 15 trading days ending prior to the measurement dates. We agreed with the holders that the first measurement date would be on February 22, 1999, and on that date we issued warrants to acquire 536,585 additional shares of common stock (the "February Adjustment Warrants").

        The next measurement date will be on May 22, 1999. Assuming that the holders continue to hold all of the 800,000 shares issued to them in September and December 1998 and all of the February Adjustment Warrants, the number of warrants to purchase additional shares that would be issued to the investors on that date is illustrated in the following table:

          -------------------------------------------------------------
                Market Price           Number of Additional Shares
                     of                 of Common Stock Issuable
                Common Stock
          =============================================================
                  $12.00+                          - 0 -
          -------------------------------------------------------------
                  $10.00                            80,000
          -------------------------------------------------------------
                  $ 8.00                           200,000
          -------------------------------------------------------------
                  $ 6.00                           478,048
          -------------------------------------------------------------
                  $ 4.00                         1,385,365
          -------------------------------------------------------------

        For subsequent measurement dates, the adjustment provision operates similarly. If the market price is less than the applicable target value for measurement dates after May 22, 1999, then the number of shares to be issued will be increased by 1.25%, which reflects a negotiated issuance premium. Assuming that the market price of the common stock on May 22, 1999 were $8.00 per share and the holders continue to hold the original 800,000 shares, the February Adjustment Warrants, and the warrants to purchase an additional 200,000 shares assumed to be issued on May 22, 1999, our obligation to issue warrants to acquire additional shares on August 22, 1999, the third measurement date, may be illustrated as follows:

           -----------------------------------------------------------
                 Market Price             Number of Additional
                      of                 Shares of Common Stock
                 Common Stock                   Issuable
           ===========================================================
                   $12.00+                       - 0 -
           -----------------------------------------------------------
                   $10.00                        - 0 -
           -----------------------------------------------------------
                   $ 8.00                        - 0 -
           -----------------------------------------------------------
                   $ 6.00                        300,731
           -----------------------------------------------------------
                   $ 4.00                      1,219,390
           -----------------------------------------------------------



        In March 1999, we issued 1,111,111 shares of common stock and warrants for another 1,111,111 shares of common stock with certain "adjustment" rights pursuant to which we are required to issued additional shares of common stock to the holders if the market price for our common stock is below a specified target price, initially $6.00, on certain "measurement dates." The purpose of this "adjustment" is to provide a definite market value to the holders for the shares of common stock it continues to hold during the adjustment period. The provision also reduces the incentive for the holders to sell its shares if the market price of the common stock falls below the initial target value of $6.00 per share.

        The first measurement date is the date the registration statement covering the resale of the shares of common stock is declared effective. If the average of the closing bid prices for our common stock for the five days prior to the first measurement date were less that $6.00, we would issue additional shares, as follows:

             ---------------------------------------------------------
                  Average Closing Bid       Number of Shares Issuable
                 Price for Prior 5 Days
             =========================================================
                        $5.00                        222,222
             ---------------------------------------------------------
                        $4.00                        555,555
             ---------------------------------------------------------
                        $3.00                      1,111,111
             ---------------------------------------------------------

If the Company is required to issue additional shares of Common Stock to the holders on the first measurement date, it also must issue to the holders an equal number of warrants.

        Subsequent measurement dates will occur every three months for the next nine months and thereafter every six months for one year. On each subsequent measurement date, we will issue additional shares of our common stock to the holders on a similar basis if the market price for our common stock at the end of such period is less than the lower of $6.00 or the lowest of any previous market price resulting in an adjustment in the number of shares. Price. The number of additional shares we are required to issue on any subsequent measurement date will depend upon the number of shares held by the Investor on the measurement date and the applicable market price of the common stock.

For example, if on a subsequent measurement date the holders holds all of the shares of common stock and had received and continued to hold 222,222 additional shares on the first measurement date because the market price for our common stock had been $5.00 on that date, we would issue the following additional shares:

             ---------------------------------------------------------
                 Average Closing Bid        Number of Shares Issuable
                Price for Prior 5 Days
             =========================================================
                      $5.00                          -0-
             ---------------------------------------------------------
                      $4.00                        333,333
             ---------------------------------------------------------
                      $3.50                        571,428
             ---------------------------------------------------------
                      $3.00                        888,888
             ---------------------------------------------------------

        The existence of the Series B Convertible Preferred Stock and the possibility of the issuance of additional shares of common stock and warrants to acquire additional shares upon adjustment, as described above, as well as the existence of outstanding warrants and options, may prove to be a hindrance to our future equity financings. Further, the holders of such warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

OUR INABILITY TO SELL OUR MTA SYSTEMS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR BUSINESS AND PROFITABILITY. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments could materially and adversely affect our business and results of operations.

LACK OF GOVERNMENT FUNDING FOR HIGH PERFORMANCE SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. The inability of U.S. and foreign government agencies to procure additional high performance computer systems, due to lack of funding or for any other reason, would materially and adversely affect our business, results of operations and need for capital. We have targeted U.S. and foreign government agencies and research laboratories for our early sales. Our first sale was to the U.S. National Science Foundation for installation at the San Diego Supercomputer Center. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. If the U.S. government or foreign governments were to reduce or delay funding of certain high technology programs employing high performance computing, then one of our target markets would be seriously adversely affected.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE TRANSLATED TO RUN ON THE MTA COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES. In order to make sales in markets beyond the very high performance scientific market, such as government agencies and research laboratories, to engineering and other commercial markets, we must be able to attract independent software vendors to rewrite their software application programs so that they will run on our MTA system. We also plan to modify and rewrite third-party software applications to run on the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications, to run on our MTA system, and the failure to do so could materially and adversely affect our business and results of operations.

RAPID GROWTH COULD STRAIN OUR MANAGEMENT AND FINANCIAL RESOURCES. If we are successful in manufacturing and marketing the MTA system, we believe that we would undergo a period of rapid growth that could place a significant strain on our management, financial and other resources. Our ability to manage our growth will require us:

        o  to continue to improve our operational and financial systems;

        o  to motivate and effectively manage our employees;

        o to complete the implementation of a new financial, budgeting and management information system; and

        o  to enhance internal control systems.

Our success will depend on our management's ability to make these changes and to manage our operations effectively over the long term.

OUR INABILITY TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL WOULD JEOPARDIZE OUR SUCCESS. Our success also will depend in large part upon our ability to attract, retain and motivate highly skilled technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel.

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

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. If we are able to attain market acceptance of the MTA system, one or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the anticipated high average sales price of the MTA system models and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

        o  changes in levels of customer capital spending;

        o  the introduction or announcement of competitive products;

        o  the availability of components; or

        o  currency fluctuations and international conflicts or economic crises.

Because of these factors, revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter.

OUR STOCK PRICE MAY BE VOLATILE. In addition to price swings due to variations in our quarterly results, the trading price of our common stock could be subject to significant fluctuations in response to, among other factors:

        o  changes in analysts' estimates;

        o  announcements of technological innovations by us or our competitors;
           and

        o  general conditions in the high performance computer industry.

In addition, the stock market is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies. These fluctuations are often unrelated to the operating performance of these companies. Continued stock price volatility could result in the issuance of additional shares of common stock. See "Additional Shares Issuable By Us Would Dilute Existing Shareholdings and Could Hinder Our Ability to Obtain Additional Financing" above.

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

        WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH PERFORMANCE COMPUTER MARKET. The performance of our MTA system may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high performance computer systems and price adjustments may materially and adversely affect our business and results of operations.

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

        The laws of certain countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is quoted on the Nasdaq National Market. In order to remain listed on this market, we must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $5.00 for an extended period, or we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market.

        If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing or quotation on these markets or exchanges could reduce the liquidity for our common stock.

        If our common stock were not listed or quoted on another market or exchange, trading of the common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. In addition, a delisting from the Nasdaq National Market and failure to obtain listing or quotation on such other market or exchange would subject our securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in the common stock and the ability of purchasers of the common stock to sell their securities in the secondary market. In addition, if the market price of the common stock falls to below $5.00 per share, we may become subject to certain penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While such penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, such rules may further limit the market liquidity of the common stock and the ability of investors to sell the common stock in the secondary market.

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have not previously paid any dividends on our common stock and for the foreseeable future we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

CERTAIN PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Certain provisions of our Restated Articles of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for our common stock. For example, our Articles and Bylaws provide for:

        o a staggered Board of Directors, so that only two of six new directors are elected each year;

        o removal of a director only for cause and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

        o the issuance of preferred stock, without shareholder approval, with rights senior to those of the common stock;

        o  no cumulative voting of shares;

        o calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

        o amendments to the Articles of Incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of "continuing directors," as that term is defined in our Articles;

        o special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

        o special procedures to bring matters before our shareholders at our annual shareholders' meeting; and

        o special procedures for nominating members for election to the Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly we believe that the market risk arising from our holdings of these financial instruments is minimal. All of our current contract payments are payble in U.S. dollars, and consequesntly we do not have any foreign currency exhcange risk. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        1. In February and March 1999, we issued an aggregate of $2,494,291 of two-year convertible subordinated 8% notes and 74,829 common stock purchase warrants in a private placement to 11 accredited investors. We received $1,900,000 in cash and exchanged trade payables of $594,291 for notes. The notes are convertible into shares of common stock at $5.00 per share; the exercise price of the warrants is $5.00 per share. Both prices are subject to adjustment in the event of stock splits, stock dividends, reorganizations and other usual antidilution events. There were no underwriters or finders involved.

        2. On March 10, 1999, we raised $5,000,000, before issuance costs of $109,515, from the sale of 1,111,111 shares of Common Stock, along with warrants to purchase 1,111,111 shares of Common Stock with an exercise price of $5.16 per share, to one institutional investor, the Banca del Gottardo of Lugano, Switzerland (the "Investor"). The Investor has the option to invest another $5,000,000 in Common Stock at a purchase price of $5.16 per share; if the option were exercised, the Investor also would receive warrants for 1,076,658 shares with an exercise price of $5.16 per share. We also issued to the Investor 103,889 shares of Common Stock and warrants for 225,000 shares of Common Stock with an exercise price of $5.16 per share to cover certain fees relating to this transaction, including finder's fees. For a complete description of this transaction, see our Current Report on Form 8-K for the event of March 10, 1999, as filed with the SEC on March 25, 1999.

        3. On March 22, 1999, we issued warrants to purchase an aggregate of 536,585 shares of common stock at an exercise price of $0.01 per share to three institutional investors, Advantage Fund II Ltd., Genesee Fund Limited - Portfolio B, Koch Industries, Inc. These warrants were issued in consideration of amendments to certain transaction documents that obligated us to issue additional shares of common stock to Advantage, Genesee, and Koch on specified measurement dates. For a complete description of this transaction, see our Current Report on Form 8-K for the event of March 22, 1999, as filed with the SEC on March 25, 1999.

        4. On March 22, 1999, we exchanged warrants to purchase an aggregate of 383,344 shares of common stock at exercise prices ranging between $19.04 and
10.04 per share held by Advantage, Genesee, and Koch for warrants to purchase an aggregate of 383,344 shares of common stock at an exercise price of $6.00 per share. These warrants were exchanged in consideration of amendments to certain transaction documents that obligated us to issue additional shares of common stock to Advantage, Genesee, and Koch on specified measurement dates. For a complete description of this transaction, see our Current Report on Form 8-K for the event of March 22, 1999, as filed with the SEC on March 25, 1999.

        The transactions described in paragraphs (1), (2) and (3) above were exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) of that act, and the transaction described in paragraph (4) above was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Form of Management Continuation Agreement between the Company and each of its executive officers and corporate scientists

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

               A report on Form 8-K for an event of March 10, 1999, was filed on March 25, 1999, reporting our sale of common stock and warrants under "Other Events."

               A report on Form 8-K for an event of March 22, 1999, was filed on March 25, 1999, reporting certain amendments and agreements pertaining to shares of our common stock under "Other Events."

ITEMS 1, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TERA COMPUTER COMPANY

May 17, 1999                           By: /s/  JAMES E. ROTTSOLK
                                                James E. Rottsolk
                                                Chief Executive Officer

                                           /s/  KENNETH W. JOHNSON
                                                Kenneth W. Johnson
                                                Chief Financial Officer

                                           /s/  PHILISSA SARGIN
                                                Philissa Sargin
                                                Chief Accounting Officer