Form 10-Q/A
period 1998-09-30
TERA COMPUTER CO \WA\
filed 1999-08-16
CIK 949158

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

    The Company has amended its financial statements to reclassify, beginning with the third quarter of 1998, certain manufacturing expenses and costs relating to inventory adjustments as Manufacturing Costs and Inventory Adjustments. These expenses include personnel costs and allocated overhead for its manufacturing group, manufacturing expenses not directly related to the cost of sales for delivered systems, and inventory adjustments, such as revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed as part of the manufacturing process and capitalized manufacturing labor and overhead costs. These expenses had previously been classified as Research and Development expenses. Corresponding changes have been made to the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.



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
                                                                                   ============        ============



                       See notes to financial statements

                              TERA COMPUTER COMPANY
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                       1997                1998                1997                1998
                                   ------------        ------------        ------------        ------------
REVENUE                            $                   $    231,655        $                   $  1,779,210

OPERATING EXPENSES:
  Cost of sales                                            (209,383)                             (1,654,398)
  Manufacturing costs and
    inventory adjustments                                  (919,843)                               (919,843)
  Research and development           (3,871,400)         (2,424,720)         (8,984,017)        (10,299,279)
  Marketing and sales                  (262,065)           (484,165)           (635,226)         (1,268,554)
  General and administrative           (366,560)           (516,316)         (1,066,076)         (1,496,551)
                                   ------------        ------------        ------------        ------------
                                     (4,500,025)         (4,322,772)        (10,685,319)        (13,859,415)
RESEARCH FUNDING                        119,815             105,565             349,169             181,348
                                   ------------        ------------        ------------        ------------
    Net operating expense            (4,380,210)         (4,217,207)        (10,336,150)        (13,678,067)

OTHER INCOME                            104,382              63,330              79,418             163,648
                                   ------------        ------------        ------------        ------------
NET LOSS                             (4,275,828)         (4,153,877)        (10,256,732)        (13,514,419)

PREFERRED STOCK DIVIDEND                (14,714)           (141,300)            (52,214)           (365,611)
AMORTIZATION OF PREFERRED
    STOCK DISCOUNT                     (484,259)           (464,733)           (847,221)           (464,733)


                                   ============        ============        ============        ============
LOSS FOR COMMON STOCK              $ (4,774,801)       $ (4,759,910)       $(11,156,167)       $(14,344,763)
                                   ============        ============        ============        ============

LOSS PER COMMON SHARE                     (0.46)       $      (0.39)       $      (1.38)       $      (1.22)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        10,331,862          12,258,238           8,064,929          11,785,680




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
                                                     ============        ============        ============        ============



                       See notes to financial statements
                                     Page 5

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        The accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this amended Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's restated financial statements for the years ended December 31, 1996 and 1997, and the period from December 7, 1987 through December 31, 1997, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

NET LOSS PER COMMON SHARE

        Net loss per common share is computed on the basis of the weighted average number of shares of Common Stock outstanding. As outstanding stock options, warrants and preferred stock are antidilutive, their effect has not been included in the calculation of net loss per share.

INVENTORY

        Inventory consisted of the following:

                                                  As of                 As of
                                             December 31,1997     September 30, 1998
                                             ----------------     ------------------
Components and subsystems                      $3,405,120             $5,452,667
Work in Process                                   885,753              1,813,011
                                               ----------             ----------
                                               $4,290,873             $7,265,678

MANUFACTURING COSTS AND INVENTORY ADJUSTMENTS

        In the third quarter of 1998, the Company began incurring manufacturing expenses, reflecting the Company's progress towards commercial production. These expenses include personnel costs and allocated overhead for its manufacturing group, production expenses not directly related to cost of sales for delivered systems, and inventory adjustments, such as revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed as part of the manufacturing process and capitalized manufacturing labor and overhead costs.


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


        In the third quarter of 1998, the Company began incurring manufacturing expenses separate from its research and development efforts, reflecting its progress to commercial production. The costs of $920,000 for the three months ended September 30, 1998, include personnel and allocated overhead of $672,000, production expenses of $240,000 and net inventory adjustments of $8,000, with $1.1 million of inventory obsolescence and consumed inventory almost entirely offset by favorable cost variations and capitalized costs.

        Research and development expenses include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment and nonrecurring engineering, software and hardware costs. Research and development expenses for the three and nine months ended September 30, 1998 were $2.4 million and $10.3 million, respectively, compared to $3.9 million and $9.0 million for the same respective periods in 1997.



        The decrease in research and development expenses in the third quarter reflects the Company's transition to manufacturing products, including incurring the manufacturing expenses discussed above, and lower third-party engineering expenses in the quarter. The $1.3 million increase in research and development expenses for the nine months ended September 30, 1998 over the comparable 1997 period would have been higher without the incurrence of the manufacturing expenses described above, and also reflects higher engineering expenses earlier in 1998. Research and development expenses include engineering charges of $291,000 and $1.5 million for the three and nine months ended September 30, 1998, respectively.

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

        We have begun a formal review of our products, our internal network system, the hardware and software tools we are using and our key suppliers regarding the potential impact on us regarding Year 2000 issues. The review is being conducted by representatives from our finance, manufacturing, engineering, purchasing and systems administration departments. We believe there is no significant exposure relating to our MTA system and its Unix-based operating system. We expect that our formal review will be largely completed as to other matters by the end of the second quarter of 1999.

        Based upon the responses to date and informal inquiries, we believe no significant modifications to our internal network or computer systems are necessary to address Year 2000 issues. We installed a materials requirement planning II system in 1998 that is Year 2000 compliant. Our review is ongoing with respect to our internal systems and the various software development tools we use. We are making inquiries of our suppliers and service providers to obtain assurances concerning their Year 2000 compliance and their ability to continue to provide products and services to us which are Year 2000 compliant. We have assumed that basic public utilities will continue to be available to us after January 1, 2000, and are not aware of any information to the contrary. To date we have not identified any material deficiencies or remediation requirements and have not budgeted for any remediation costs or costs associated with responding to other parties' Year 2000 noncompliance. We do not separately track the internal costs for our Year 2000 review, and current and future anticipated costs are expected to include only payroll and related costs for the employees engaged in the review. We are reevaluating these positions periodically as we continue our review.

        At this point we cannot predict the effect of the Year 2000 issues on our suppliers or the resulting effect on us. We have not yet developed a contingency plan of operating in the event that critical systems of vendors, suppliers or other third parties are not Year 2000 compliant, or that the software development tools, software programs and equipment we use internally are not Year 2000 compliant. We plan on completing a contingency plan once our inquiries are completed and to have a contingency plan in place by the end of the third quarter of 1999. If any of our critical systems are not Year 2000 compliant or if critical suppliers from whom we obtain products and services are not Year 2000 compliant, then Year 2000 issues could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


    4.1 Waiver Agreement, dated as of December 23, 1997, between the Company and Advantage Fund II Ltd.*

    4.2 Waiver Agreement, dated as of December 23, 1997, between the Company and Genesee Fund Limited - Portfolio B*

    4.3  Waiver Agreement, dated as of June 30, 1998, between the Company and
         Advantage Fund II Ltd.*

    4.4  Waiver Agreement, dated as of June 30, 1998, between the Company and
         Genesee Fund Limited - Portfolio B*

    4.5 Subscription Agreement, dated as of September 30, 1998, by and among the Company, Advantage Fund II Ltd. and Koch Industries, Inc.*

    4.6 Amendment Agreement, dated as of September 30, 1998, by and among the Company, Advantage Fund II Ltd. and Koch Industries, Inc.*

   10.1 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation.*

   11.   Computation of Per Share Earnings*

   27.   Financial Data Schedule



----------
* Incorporated by reference to the Form 10-Q filed by the Company for the quarter ended September 30, 1998.


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


                                             TERA COMPUTER COMPANY



August 13, 1999                              By: /s/ JAMES E. ROTTSOLK
                                             -------------------------
                                             James E. Rottsolk
                                             Chief Executive Officer


                                             /s/ KENNETH W. JOHNSON
                                             -------------------------
                                             Kenneth W. Johnson
                                             Chief Financial Officer


                                             /s/ PHILISSA SARGIN
                                             -------------------------
                                             Philissa Sargin
                                             Chief Accounting Officer