Form 10-Q/A
period 1999-03-31
TERA COMPUTER CO \WA\
filed 1999-08-16
CIK 949158

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

We have amended our financial statements to reclassify certain costs relating to adjustments in inventory valuation and obsolescence as Manufacturing Costs and Inventory Adjustments; these costs previously had been classified as Research and Development costs because they related to the redesign of components due to previously unforseen design flaws discovered as we developed larger systems. Corresponding changes have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2.


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
                                                                            ============        ============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              1998                1999
                                          ------------        ------------
REVENUE:
  Product and other revenue               $                   $    579,167
  Service revenue                               20,952              81,426
                                          ------------        ------------
                                                20,952             660,593
                                          ------------        ------------

OPERATING EXPENSES:
  Cost of product and other revenue                                579,433
  Cost of service revenue                       15,873              41,406
  Manufacturing costs and inventory
   adjustments                                                   2,395,745
  Research and development                   4,313,301           3,080,959
  Marketing and sales                          410,050             632,479
  General and administrative                   475,405             465,058
                                          ------------        ------------

                                             5,214,629           7,195,080
                                          ------------        ------------

RESEARCH FUNDING                                27,521              47,626
                                          ------------        ------------

  Loss from operations                      (5,166,156)         (6,486,861)

OTHER INCOME/(EXPENSE)                         104,699            (324,406)
                                          ------------        ------------

NET LOSS                                  $ (5,061,457)       $ (6,811,267)

PREFERRED STOCK DIVIDEND                      (130,024)            (70,057)
                                          ------------        ------------

LOSS FOR COMMON STOCK                     $ (5,191,481)       $ (6,881,324)
                                          ============        ============
LOSS PER COMMON SHARE,
  BASIC AND DILUTED                       $      (0.46)       $      (0.47)
                                          ============        ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING, BASIC AND DILUTED            11,333,104          14,625,703
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



                             See accompanying notes

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1997 and 1998, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.


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


MANUFACTURING COSTS AND INVENTORY ADJUSTMENTS

        In the third quarter of 1998 we began incurring manufacturing expenses in addition to our research and development efforts, reflecting our progress to commercial production. Manufacturing costs and inventory adjustments include personnel costs and allocated overhead for our manufacturing group, production expenses not directly related to cost of sales for delivered systems, and inventory adjustments, such as revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed as part of the manufacturing process and capitalized manufacturing labor and overhead.


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


        We generally recognize revenue from sales of MTA systems upon acceptance of the system by the customer, although depending on sales contract terms, revenue may be recognized upon shipment, or delayed until clarification of funding. We recognize revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement, and service revenue as services are performed.


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


        Manufacturing costs and inventory adjustments were $2.4 million in the first quarter of 1999, with personnel costs and allocated overhead of $935,000. Our production expenses not directly related to delivered systems were $249,000 in the first three months of 1999 and our net inventory adjustments totaled $1.2 million. Although we did not separately report these costs for the first quarter of 1998, we estimate that the manufacturing costs and inventory adjustments would have been approximately $1.5 million in the first quarter of 1998, with estimated personnel costs and allocated overhead $491,000, production expenses of $234,000 and net inventory adjustments of $824,000. The increase in personnel and overhead expenses of $444,000 was split equally between increased salaries and benefits due to increases in personnel in our manufacturing group and higher wages, and increases in allocated overhead, largely due to our move to new facilities at the start of 1999.

        Research and development expenses constitute the largest portion of our operating expenses, and include costs associated with the development of the MTA system, including personnel expenses, allocated overhead and nonrecurring engineering, software and hardware costs. Research and development expenses decreased from $4.3 million in the first quarter of 1998 to $3.1 million in the first quarter of 1999, largely due to separate classification of the manufacturing expenses as discussed above. Of the research and development expenses, approximately $480,000 related to engineering costs in the first quarter of 1999 compared to approximately $936,000 in the first quarter of 1998.

        Personnel expenses and allocated overhead for research and development were approximately $2.6 million in the first quarter of 1999, up from $1.7 million in the first quarter of 1998. Of this increase, approximately $458,000 was due to additional personnel and higher wages, with the balance due to increased overhead from the move to our new facilities in Seattle at the beginning of 1999.

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

        Marketing and sales expenses increased from $410,000 in the first quarter of 1998 to $632,000 in the first quarter of 1999, with approximately $172,000 the increase due to increased overhead due to our move to new facilities at the start of 1999 and increased activity and $50,000 due to increased personnel costs, primarily higher wages. We expect that we will continue to increase our marketing and sales activities as we build larger MTA systems for sale to industrial and commercial customers.


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


OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF THE MTA SYSTEM COULD CAUSE OUR BUSINESS TO FAIL. Continued delays in completing the hardware components or software of our MTA system, or in integrating the full system, could materially and adversely affect our business and results of operations. From time to time during the development process of the MTA system, we have been required to redesign certain components of the MTA system because of previously unforeseen design flaws. For example, various processor and network chip technologies that we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. We also continue to find certain flaws or "bugs" in our proprietary UNIX-based system software which require correction. This redesign work, particularly on integrated circuits and printed circuit boards, has been costly and caused delays in the development of our prototype systems, in the delivery of our initial MTA system and in upgrades to that system. We expect that additional modifications to the hardware components, system software and the integrated system will be necessary as we build larger MTA systems for the commercial market.


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


OUR RELIANCE ON THIRD PARTY SUPPLIERS JEOPARDIZES OUR ABILITY TO MEET PRODUCTION SCHEDULES AND TO SATISFY FUTURE CUSTOMER ORDERS. We subcontract the manufacture of substantially all of our hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our gallium arsenide integrated circuits primarily from Vitesse Semiconductor Corporation; printed circuit boards from Multilayer Technology, Inc. and Johnson Matthey Electronics; flex circuits from Compunetics, Inc.; power supplies from ABB Power Supplies, Inc.; uninterruptible power supplies from Piller, Inc.; cooling distribution units from C.H. Bull Company; and will receive our CMOS integrated circuits from Taiwan Semiconductor Manufacturing Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the implementation of our CMOS integrated circuits. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

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

OUR INABILITY TO COMPLETE THE REPLACEMENT OF OUR CURRENT INTEGRATED CIRCUITS WITH CMOS INTEGRATED CIRCUITS COULD DELAY COMMERCIAL SALES AND RESULTING REVENUES. Over the next several years we plan to replace in stages most of our gallium arsenide integrated circuits with integrated circuits made of complementary metal-oxide silicon, or CMOS. We believe that CMOS integrated circuits will enable us to offer larger, more cost effective systems. For example, the 24 gallium arsenide integrated circuits currently on each processor board will be replaced by one CMOS microprocessor. This process requires the redesign of most of our integrated circuits, integrated circuit packages and printed circuit boards, which in turn involves significant effort by our engineers and requires us to devote significant capital for non-recurring engineering expenses, including payments to potential suppliers for design assistance. If we encounter significant problems with this redesign, we may be delayed substantially in delivering larger systems, which would materially and adversely affect our working capital, business and results of operations. If we are successful in producing CMOS components as planned, we may not be able, or desire, to use most of the then remaining inventory of gallium arsenide components, and we may incur a substantial expense in writing off such inventory.


A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS MARKET PRICES OF OUR STOCK. Sales of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of March 31, 1999, we had outstanding:


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


OUR INABILITY TO SELL OUR MTA SYSTEMS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR GROWTH PROSPECTS AND FINANCIAL VIABILITY. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments could materially and adversely affect our business and results of operations.


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


THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE TRANSLATED TO RUN ON THE MTA SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES. In order to make sales in markets beyond the very high performance scientific market, such as government agencies and research laboratories, to engineering and other commercial markets, we must be able to attract independent software vendors to rewrite their software application programs so that they will run on our MTA system. We also plan to modify and rewrite third-party software applications to run on the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications, to run on our MTA system, and the failure to do so could materially and adversely affect our business and results of operations.


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


WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also will depend in large part upon our ability to attract, retain and motivate highly skilled technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel.


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


U.S. EXPORT CONTROLS COULD HINDER OUR SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. Government regulates the export of high performance computer systems such as the MTA system. Delay or denial in the granting of any required licenses could materially and adversely affect our business and results of operations.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


        10.1 Form of Management Continuation Agreement between the Company and each of its executive officers and corporate scientists, incorporated by reference to the Form 10-Q, as filed by the Company, for the quarter ended March 31, 1999.

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

\

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