Form 10-Q
period 1999-06-30
TERA COMPUTER CO \WA\
filed 1999-08-16
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 1999

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

                    ----------------------------------------

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

        As of August 12, 1999, 23,797,854 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                              TERA COMPUTER COMPANY

                                TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Balance Sheets as of December 31, 1998
                  and June 30, 1999                                                      3

                  Statements of Operations for the Three Months
                  and Six Months Ended June 30, 1998 and 1999                            4

                  Statements of Shareholders' Equity for the Three
                  Months Ended March 31, 1999, and June 30, 1999                         5

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1999                                           6

                  Notes to Financial Statements                                          7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                           25

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities                                                 26

         Item 4.  Submission of Matters to a Vote of Security Holders                   28

         Item 6.  Exhibits and Reports on Form 8-K                                      29

                              TERA COMPUTER COMPANY

                                 BALANCE SHEETS


                                                                          December 31,           June 30,
                                                                              1998                 1999
                                                                                                (unaudited)
                                                                          -------------        -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $   3,161,867        $  25,876,499
   Accounts receivable                                                          378,933              290,983
   Related party receivable                                                     306,819              324,772
   Inventory                                                                 10,246,029            9,221,984
   Advances to suppliers                                                        415,834              466,946
   Prepaid expenses and other assets                                            585,008              443,304
                                                                          -------------        -------------
          Total current assets                                               15,094,490           36,624,488

PROPERTY AND EQUIPMENT, NET                                                   4,501,613            5,523,143

LEASE DEPOSITS                                                                  537,101              537,101
PATENTS                                                                         155,033              183,704
                                                                          -------------        -------------
          TOTAL                                                           $  20,288,237        $  42,868,436
                                                                          =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                       $   5,470,617        $   4,064,330
   Accrued payroll and related expenses                                       1,544,056            1,731,183
   Accrued private placement expenses                                                              1,190,000
   Accrued interest                                                                                   10,536
   Deferred revenue                                                              19,178               60,917
   Contract adjustment reserve                                                  250,000              250,000
   Current portion of obligations under capital leases                          542,045              575,841
                                                                          -------------        -------------
          Total current liabilities                                           7,825,896            7,882,807

OBLIGATIONS UNDER CAPITAL LEASES                                                573,054              409,474

CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNT                                                           430,591

SHAREHOLDERS'  EQUITY:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares; issued
      and outstanding, 6,000 and 0 shares of Series B Convertible             5,674,406
   Common Stock, par $.01 - Authorized, 50,000,000 shares;
      issued and outstanding, 14,204,430 and 23,747,891 shares               68,744,437          110,233,108
   Preferred stock dividend distributable                                        75,000
   Accumulated deficit                                                      (62,604,556)         (76,087,544)
                                                                          -------------        -------------
                                                                             11,889,287           34,145,564
                                                                          -------------        -------------
          TOTAL                                                           $  20,288,237        $  42,868,436
                                                                          =============        =============



                             See accompanying notes

                              TERA COMPUTER COMPANY
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                        1998              1999              1998              1999
                                                    ------------      ------------      ------------      ------------
REVENUE:
  Product and other revenue                         $  1,244,322      $     22,094      $  1,244,322      $    601,261
  Service revenue                                        282,281           238,283           303,233           319,709
                                                    ------------      ------------      ------------      ------------

                                                       1,526,603           260,377         1,547,555           920,970
                                                    ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Cost of product and other revenue                    1,195,747            21,325         1,195,747           600,758
  Cost of service revenue                                233,397           121,266           249,270           162,672
  Manufacturing costs and inventory adjustments                          1,642,632                           4,038,377
  Research and development                             3,561,256         3,710,786         7,874,557         6,791,745
  Marketing and sales                                    374,339           545,150           784,389         1,177,629
  General and administrative                             504,830           637,668           980,235         1,102,726
                                                    ------------      ------------      ------------      ------------

                                                       5,869,569         6,678,827        11,084,198        13,873,907
                                                    ------------      ------------      ------------      ------------

RESEARCH FUNDING                                          48,262            24,571            75,783            72,197
                                                    ------------      ------------      ------------      ------------

    Loss from operations                              (4,294,704)       (6,393,879)       (9,460,860)      (12,880,740)

OTHER INCOME/(EXPENSE)                                    (4,381)         (277,842)          100,318          (602,248)
                                                    ------------      ------------      ------------      ------------

NET LOSS                                              (4,299,085)       (6,671,721)       (9,360,542)      (13,482,988)

PREFERRED STOCK DIVIDEND                                 (94,287)          (45,284)         (224,311)         (115,341)
                                                    ------------      ------------      ------------      ------------

LOSS FOR COMMON STOCK                               $ (4,393,372)     $ (6,717,005)     $ (9,584,853)     $(13,598,329)
                                                    ============      ============      ============      ============

LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                 $      (0.37)     $      (0.40)     $      (0.83)     $      (0.87)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING, BASIC AND DILUTED                      11,755,569        16,677,106        11,545,504        15,696,137
                                                    ============      ============      ============      ============



                             See accompanying notes

                              TERA COMPUTER COMPANY
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                           Series B Convertible
                                             Preferred Stock             Common Stock
                                           ----------------------  ------------------------  Preferred
                                           Number of                Number of                  Stock     Accumulated
                                            Shares      Amount       Shares       Amount      Dividend     Deficit         Total
                                           ---------  -----------  ----------  ------------   --------   ------------   -----------
BALANCE, January 1, 1999                     6,000    $ 5,674,406  14,204,430  $ 68,744,437   $ 75,000   $(62,604,556)  $11,889,287
  Exercise of stock options                                            83,578        29,480                                  29,480
  Issuance of shares under Employee
     Stock Purchase Plan                                               24,109       144,729                                 144,729
  Common stock issued in
     private placement, net of
     issuance costs of $115,457                                     1,225,000     4,884,543                               4,884,543
  Conversion of Series B preferred shares   (1,619)    (1,689,058)    350,498     1,634,296                                 (54,762)
  Issuance of common stock for
     accrued dividends                                                 13,332        75,000    (75,000)
  Beneficial conversion feature in
     notes & interest expense recognized
     on convertible warrants                                                        594,623                                 594,623
  Preferred stock dividend distributable                                                        54,762                       54,762
  Net loss                                                                                                 (6,811,267)   (6,811,267)
                                            ------    -----------  ----------  ------------   --------   ------------   -----------

BALANCE, March 31, 1999                      4,381      3,985,348  15,900,947    76,107,108     54,762    (69,415,823)   10,731,395
  Exercise of stock options                                             6,096         2,135                                   2,135
  Options issued for services                                                        69,000                                  69,000
  Conversion of Series B preferred shares   (4,381)    (3,985,348)    937,335     3,985,348
  Issuance of common stock for
     accrued dividends                                                  9,735        54,762    (54,762)
  Common stock issued in
     private placement, net of
     issuance costs of $1,190,000                                   6,460,193    27,968,234                              27,968,234
  Common stock issued in
     exchange for notes                                               433,585     2,046,521                               2,046,521
  Net loss                                                                                                 (6,671,721)   (6,671,721)
                                            ------    -----------  ----------  ------------   --------   ------------   -----------

BALANCE, June 30, 1999                                $            23,747,891  $110,233,108   $          $(76,087,544)  $34,145,564
                                            ======    ===========  ==========  ============   ========   ============   ===========



                             See accompanying notes

                              TERA COMPUTER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            SIX MONTHS ENDED
                                                                June 30,
                                                         1998              1999
                                                     ------------      ------------
OPERATING ACTIVITIES:
  Net  loss                                          $ (9,360,542)     $(13,482,988)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                           499,740           885,129
  Beneficial conversion feature of notes payable                            530,923
Cash provided (used) by changes in
  operating assets and liabilities:
  Accounts receivable                                     (86,544)           87,950
  Inventory                                            (1,325,967)           (8,062)
  Other assets                                            (82,798)          113,033
  Accounts payable and other accrued liabilities          517,100          (732,460)
  Accrued payroll and related expenses                   (121,654)          187,127
  Deferred revenue                                         49,178            41,739
  Advances to suppliers                                   (19,539)          (51,112)
                                                     ------------      ------------
Net cash used by operating activities                  (9,931,026)      (12,428,721)

INVESTING ACTIVITIES:
  Purchases of property and equipment                    (983,202)         (710,432)
                                                     ------------      ------------
Net cash used by investing activities                    (983,202)         (710,432)

FINANCING ACTIVITIES:
  Related party (receivable)/payments                      71,720           (17,953)
  Issuance of notes payable                                               1,900,000
  Sale of common stock                                    589,719        34,069,906
  Proceeds from exercise of options                                          31,616
  Sale of preferred stock                               5,674,406
  Capital leases, net                                     198,997          (129,784)
                                                     ------------      ------------
Net cash provided by financing activities               6,534,842        35,853,785

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (4,379,386)       22,714,632

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  13,329,115         3,161,867
                                                     ------------      ------------
  End of period                                      $  8,949,729      $ 25,876,499
                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF
  NON CASH INVESTING AND FINANCING
  ACTIVITIES:
  Inventory reclassed to fixed assets                                  $  1,032,107
  Fixed asset additions through common stock                           $    164,120
  Notes payable converted to common stock                              $  2,000,000
  Accounts payable converted to notes                                  $    594,291
  Stock dividends                                    $    154,189      $     54,762

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid for interest                            $     73,480      $     86,887



                             See accompanying notes

                              TERA COMPUTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of operations, shareholders' equity and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1997 and 1998, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

INVENTORY

        Inventory consisted of the following:

                                         December 31, 1998      June 30, 1999
                                         -----------------      -------------
Components and Subassemblies                $ 9,346,646          $8,745,381
Work in process                                 252,000
Finished goods                                  922,501           1,360,823
Inventory allowance                            (275,118)           (884,220)
                                            -----------          ----------
                                            $10,246,029          $9,221,984
                                            ===========          ==========

CHANGES IN CAPITAL

        On June 21, 1999, the Company raised $30,292,120, prior to fees and expenses estimated at approximately $1,190,000 and including subscribed stock of $1,070,000, from the private sale of 6,417,820 shares of common stock, and 42,373 shares of common stock issued in payment of certain additional fees, along with warrants to purchase 6,417,820 shares of common stock with an exercise price of $4.72 per share.

        On or before June 18, 1999, all of the outstanding Series B Convertible Preferred Stock were converted into shares of common stock.

 In June, 1999, convertible promissory notes in the principal amount of $2,000,000 were exchanged for 433,585 shares of common stock. As part of that exchange, the noteholders surrendered certain warrants for 60,000 shares of common stock for warrants to purchase 433,585 shares of common stock exercisable at $4.72 per share.

        In June, 1999, the Company issued additional warrants with an exercise price of $4.72 to purchase an aggregate of 1,772,015 shares of common stock in exchange for certain investors surrendering rights to receive additional shares of common stock pursuant to certain options and "reset" rights.

        See Part II, Item 2, for further information concerning these changes.

MANUFACTURING COSTS AND INVENTORY ADJUSTMENTS

        In the third quarter of 1998, we began incurring manufacturing expenses reflecting our progress to commercial production. These costs reflect the expense of our manufacturing group, including personnel costs and allocated overhead, production expenses not directly related to delivered systems, and inventory adjustments, including revaluations and cost variations because of changes in production yields, inventory obsolescences, inventory consumed in the manufacturing process and capitalized manufacturing labor and overhead costs.

NET LOSS PER SHARE

        Net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding. Because outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" beginning on page
15. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

        We design, develop and market high performance general purpose parallel computer systems. The name for our computer systems, "MTA," is derived from the form of computer system architecture on which it is based, known in the computer industry as "multithreaded" architecture.

        We have experienced net losses in each year of operations and expect to incur substantial further losses until we make additional sales, and possibly thereafter. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $13.5 million in the first six months of 1999, compared to a net loss of approximately $9.4 million in the first half of 1998. Our funding from inception through June 30, 1999 has been primarily from the sale of approximately $110.2 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.6 million, and revenue of approximately $2.9 million.

        In April 1998, we recognized our first revenue from product sales with our delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). In January 1999, we recognized additional revenue from product sales upon acceptance by SDSC of our upgrade of the MTA system at SDSC to four processors. We delivered a further upgrade of the MTA system at SDSC to eight processors in the second quarter of 1999, which SDSC accepted in July 1999. Assuming receipt of purchase orders, we plan to upgrade the MTA system at SDSC in stages to larger configurations as we receive production printed circuit boards, integrated circuits and other components that we are able to integrate into a commercially acceptable system. SEE "RISK FACTORS" BELOW BEGINNING ON PAGE 15.

        We generally recognize revenue from sales of MTA systems upon acceptance of the system by the customer, although depending on sales contract terms, revenue may be recognized upon shipment or delayed until clarification of funding. We recognize revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement, and service revenue as services are performed.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

        REVENUE. We had revenue for the three months ended June 30, 1999, of $260,000 compared to $1.5 million for the three months ended June 30, 1998; for the respective six months periods, our revenues were $921,000 in 1999 compared to $1.5 million in 1998. In the second quarter of 1998, we recognized $1.2 million upon the sale of a two-processor MTA system to SDSC, and in the first quarter of 1999 we recognized $557,000 of revenue upon the upgrade of the MTA system at SDSC to four processors. We had $238,000 and $320,000 of service revenue for the three and six months ended June 30, 1999, compared to $282,000 and $303,000 for the three and six months ended June 30, 1998. Service revenue was pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications; this subcontract recently expired.

        OPERATING EXPENSES. Our cost of product and other revenue decreased from $1.2 million for the three months and six months ended June 30, 1998 to $21,000 for the three months ended June 30, 1999, and $601,000 for the six months ended June 30, 1999. These revenues relate to the acceptances by SDSC of the two-processor MTA system in the second quarter of 1998 and of the four-processor MTA system in the first quarter of 1999. Our cost of product and other revenue was high as a percentage of the revenue in all periods due to favorable pricing terms provided to SDSC.

        The cost of service revenue for the three months ended June 30, 1999, was $121,000 compared to $233,000 for the three months ended June 30, 1998, and $163,000 for the six months ended June 30, 1999, compared to $249,000 for the six months ended June 30, 1998. The decrease in the second quarter of 1999 is due to a decline in billings from our subcontractors.

        Manufacturing costs and inventory adjustments were $1.6 million and $4.0 million for the three and six months ended June 30, 1999; although these costs were classified as part of our research and development expenses in the first half of 1998, we estimate that, if these costs had been separately reported, they would have been approximately $1.2 million and $2.7 million for the three and six months ended June 30, 1998. These costs reflect the expense of our manufacturing group, including personnel costs and allocated overhead, of approximately $816,000 and $1.8 million for the three and six months ended June 30, 1999, compared to an estimate of $590,000 and $1.1 million for the three and six months ended June 30, 1998. The increase in both 1999 periods is due to increased personnel costs, which increased $18,000 in the second quarter and $240,000 in the six month periods, and increased overhead from the move to our new facilities in Seattle at the beginning of 1999, which increased $209,000 in the second quarter and $431,000 in the six months ended June 30, 1999, over the corresponding 1998 periods.

        We also incurred production expenses not directly related to systems delivered to SDSC of $110,000 and $359,000 for the three and six months ended June 30, 1999, compared to an estimate of $184,000 and $419,000 for the six months ended June 30, 1998, and net inventory adjustments of $716,000 and $1.9 million for the three and six months ended June 30, 1999, compared to estimates $398,000 and $1.2 million for the three and six months ended June 30, 1998.

        Research and development expenses reflect our costs associated with the development of the MTA system, including the next generation system and related software development; these expenses cover personnel expense, allocated overhead, software, materials, and engineering expenses, including payments to third parties. In the first half of 1998, research and development expenses also included our manufacturing costs and inventory adjustments described above. Research and development expenses increased from $3.6 million to $3.7 million for the respective second quarters; for the first six months of 1998 and 1999, they decreased from $7.9 million to $6.8 million. If the estimated manufacturing costs and inventory adjustments described above are considered, however, then research and development expenses increased from $2.4 million to $3.7 million in the second quarter of 1998 to the second quarter of 1999, and increased from $5.2 million to $6.8 million for the six months ended June 30, 1998 and 1999. The increase in both 1999 periods is due in part to increased personnel expense of $308,000 and $765,000, due to increase in personnel and higher wages, and increased allocated costs of $319,000 and $803,000, primarily due to increased overhead from the move to our new facilities in Seattle at the beginning of 1999.

        Engineering expenses decreased slightly from $1.3 million for the six months ended June 30, 1998, to approximately $1.0 million for the six months ended June 30, 1999. We expect these expenses to increase in the second half of 1999 as we continue to migrate our integrated circuits from gallium arsenide to CMOS (complementary metal-oxide silicon).

        Marketing and sales expenses for the three months ended June 30, 1999, increased 46% to $545,000 from $374,000 for the three months ended June 30, 1998. Marketing and sales expenses for the six months ended June 30, 1999, increased 50% to $1.2 million from $784,000 for the six months ended June 30, 1998. The increase in both periods was due to increased personnel costs of $36,000 and $85,000 for the three and six months ended June 30, 1999, over the corresponding 1998 periods, and increased allocations during the respective 1999 periods of $135,000 and $308,000. We expect that we will continue to increase our marketing and sales activities as we build larger MTA systems for sale to industrial and commercial customers.

        General and administrative expenses for the three months ended June 30, 1999, increased 26% to $638,000 from $505,000 for the three months ended June 30, 1998. General and administrative expenses for the six months ended June 30, 1999, increased 12% to $1.1 million from $980,000. The increase for both periods was due to increased personnel costs of $32,000 and $64,000 for the three and six month periods ending June 30, 1999, compared to the corresponding 1998 periods, and increased overhead allocations and other expenses of $101,000 and $59,000 in the 1999 periods, including our move to our new facilities in Seattle at the beginning of 1999. The lower amount for the six months is largely due to lower expenditures in the first quarter of 1999 for legal, accounting and other expenditures related to being a publicly held company. General and administrative expenses are expected to increase commensurate with growth in our operations.

        RESEARCH FUNDING. We have been billing DARPA under a $1 million research contract awarded in September 1995 and which expires in September 1999. For the three months ended June 30, 1999, billings were approximately $25,000, a decrease from $48,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, billings were $72,000, a decrease from $76,000 for the six months ended June 30, 1998.

        OTHER INCOME (EXPENSE). Interest income for the three months ended June 30, 1999 decreased 21% to $50,000 from $64,000 for the three months ended June 30, 1998. Interest income for the six months ended June 30, 1999 decreased 61% to $77,000 from $199,000 for the six months ended June 30, 1998. The decrease in interest income for both 1999 periods is due to higher average cash balances in the first half of 1998 from a financing completed in December 1997.

        Interest expense for the three months ended June 30, 1999 increased 28% to $87,000 from $68,000 for the three months ended June 30, 1998. Interest expense for the six months ended June 30, 1999 increased 39% to $136,000 from $98,000 for the six months ended June 30, 1998. The increase in interest expense for both periods is due to promissory notes issued in a financing in the first quarter of 1999.

        The results for the first half of 1999 include non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999, all of which was recorded in the first quarter; the results also include a non-cash expense for the value of detachable warrants issued in conjunction with the convertible promissory notes, of which $249,000 was recognized in the second quarter of 1999.

        TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

        PREFERRED STOCK. In the second quarter of 1999, all of our outstanding preferred stock outstanding was converted to common stock. The dividends for the first half of 1998 were accrued on our Series A Convertible Preferred Stock, and were higher than that accrued during the comparable period of 1999 because we had more shares of Preferred Stock outstanding.

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

        We are conducting a formal review of our products, our internal network system, the hardware and software tools we are using and our key suppliers regarding the potential impact on us regarding Year 2000 issues. The review is being conducted by representatives from our finance, manufacturing, engineering, purchasing and systems administration departments. We believe there is no significant exposure relating to our MTA system and its Unix-based operating system. We expect that our formal review will be largely completed as to other matters by the end of the third quarter of 1999.

        Based upon the responses to date and informal inquiries, we believe no significant modifications to our internal network or computer systems are necessary to address Year 2000 issues. We installed a materials requirement planning II system in 1998 that is Year 2000 compliant. We have received assurances that the services provided at our new offices in Seattle are Year 2000 compliant, except for one system that our landlord has replaced. Our review is ongoing with respect to our other internal systems and the various software development tools we use. We are making inquiries of our suppliers and service providers to obtain assurances concerning their Year 2000 compliance and their ability to continue to provide products and services to us which are Year 2000 compliant. We have assumed that basic public utilities will continue to be available to us after January 1, 2000, and are not aware of any information to the contrary. To date we have not identified any material deficiencies or remediation requirements and have not budgeted for any remediation costs or costs associated with responding to other parties' Year 2000 noncompliance. We do not separately track the internal costs for our Year 2000 review, and current and future anticipated costs are expected to include only payroll and related costs for the employees engaged in the review. We are reevaluating these positions periodically as we continue our review.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in 1987 through June 30, 1999, our principal sources of liquidity have been net proceeds from the sale of equity totaling $110.2 million, DARPA research funding and subcontracts totaling $19.6 million and sales receipts of approximately $2.9 million. At June 30, 1999, we had $25.9 million in cash and had no bank line of credit.

        Net cash used in operating activities was $12.4 million for the six months ended June 30, 1999, an increase of $2.5 million from the $9.9 million used in the six months ended June 30, 1998. Net operating cash flows were primarily attributable to quarterly net losses, personnel costs and costs of inventory. Cash used for personnel expenditures increased from approximately $3.9 million in the first six months of 1998 to $4.8 million for the six months of 1999; inventory purchases decreased from $3.4 million to $2.2 million. During the second half of 1999, our operating activity expenses will depend primarily upon personnel costs, the cost of inventory and third party engineering expenses related to future implementations of the MTA system, primarily the conversion from using gallium arsenide integrated circuits to using integrated circuits made of complementary metal-oxide silicon, or CMOS.

        We expect that personnel costs will continue to increase in 1999, although not as rapidly as in previous periods as we have slowed the growth of personnel pending the receipt of additional sales orders. Similarly, we plan only modest inventory additions in the second half of 1999 pending receipt of purchase orders. We anticipate that third party engineering expenses related to the CMOS implementation of the MTA system to increase during the rest of 1999.

        Net cash spent on investing activities for the three and six months ended June 30, 1999 were approximately $319,000,and $710,000, respectively, and consisted of additional property, plant and equipment, primarily for furniture and fixtures, computers and electronic test equipment.

        Net cash provided by financing activities for the six months ended June 30, 1999, consisted of approximately $35.8 million of cash raised, primarily through the sale of common stock in private placements, including $29.0 million in the second quarter. The offering fees and expenses of $1,190,000 relating to the second quarter placement will be paid in the third quarter of 1999.

        Our current cash resources and revenue from anticipated sales of MTA systems are sufficient for us to conduct our planned operations for at least the next twelve months. We believe that we will be cash-flow positive once we have sales receipts of approximately $10 million per quarter; we do not anticipate such level of sales prior to 2000, if then. Nevertheless, we may raise additional funds in the second half of 1999 in order to enhance our financial position for future operations. In addition, if we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of gallium arsenide integrated circuits with of CMOS integrated circuits, we may need additional capital earlier than planned. There can be no assurance that any additional financing will be available on acceptable terms when needed or, if available, will be available on satisfactory terms or that such financings will not be dilutive to our shareholders. See "Risk Factors--We May Engage in Additional Financings That
May Be Dilutive to Existing Shareholders," below.

RISK FACTORS

        The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

FAILURE TO COMPLETE DEVELOPMENT OF A COMMERCIALLY ACCEPTABLE MTA SYSTEM WOULD JEOPARDIZE OUR VIABILITY. Our inability to overcome the technical challenges involved in integrating and completing MTA systems that satisfy internal performance specifications and that are commercially acceptable would jeopardize our viability as an ongoing business. The development of a new very high performance computer system is a lengthy and technically challenging process and requires a significant investment of capital and other resources. Several companies in this market experienced extreme financial difficulty in the 1990s, including Thinking Machines Corporation, Cray Computer Corporation, Kendall Square Research Corporation and Supercomputer Systems, Inc. We first integrated multiple MTA processors into commercially configured computer systems in 1998. We have not yet achieved the level of stability required to meet stringent commercial reliability standards and cannot be certain when, if ever, we will do so.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF THE MTA SYSTEM COULD CAUSE OUR BUSINESS TO FAIL. Continued delays in completing the hardware components or software of our MTA system, or in integrating the full system, could materially and adversely affect our business and results of operations. From time to time during the development process of the MTA system, we have been required to redesign certain components of the MTA system because of previously unforeseen design flaws. For example, various processor and network chip technologies that we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. We also continue to find certain flaws or "bugs" in our proprietary UNIX-based system software, which require correction. This redesign work, particularly on integrated circuits and printed circuit boards, has been costly and caused delays in the development of our prototype systems, in the delivery of our initial MTA system and in upgrades to that system. We expect that additional modifications to the hardware components, system software and the integrated system will be necessary as we build larger MTA systems for the commercial market.

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

Our suppliers have previously experienced problems in manufacturing MTA system components to our design and quality specifications. In prior years we have been forced to redesign certain components for manufacture by alternative suppliers because our original suppliers were unable to consistently manufacture components of satisfactory quality. In 1997 and 1998, we experienced varying (and sometimes "zero") yields of gallium arsenide integrated circuits, limited and delayed deliveries of such integrated circuits, poor yields on packaged integrated circuits and deliveries of a very limited number of reliable printed circuit boards. Together, these supply constraints caused substantial delays in our ability to deliver the initial MTA system to the San Diego Supercomputer Center and to upgrade that system to larger configurations. Although we work continually with our suppliers to solve these problems, we cannot be certain that they will be able to manufacture the components to our design and quality specifications.

OUR UNCERTAIN PROSPECTS FOR REVENUES AND EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. We cannot be certain that we will be successful in delivering and receiving payments for any additional MTA systems, or whether we will be able to generate additional sales or achieve a profitable level of operations in the future. We have experienced net losses in each year of our operations. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $ 13.5 million in the first six months of 1999. We expect to incur substantial further losses until we make sales on a regular basis. We do not expect to have a profitable fiscal quarter prior to 2000, if then. Whether we will achieve additional revenue, or any earnings, will depend upon a number of factors, including:

o our ability to assemble production quality MTA systems in commercial quantities;

o  our ability to achieve broad market acceptance of the MTA system;

o  the level of revenue in any given period;

o  the terms and conditions of sale or lease for an MTA system;

o  the MTA system model or models sold; and

o  our expense levels and manufacturing costs.

OUT INABILITY TO COMPLETE THE REPLACEMENT OF OUR CURRENT INTEGRATED CIRCUITS WITH CMOS INTEGRATED CIRCUITS COULD DELAY COMMERCIAL SALES AND RESULTING REVENUES. Over the next two years we plan to replace in stages most of our gallium arsenide integrated circuits with integrated circuits made of complementary metal-oxide silicon, or CMOS. We believe that CMOS integrated circuits will enable us to offer larger, more cost effective systems. For example, the 24 gallium arsenide integrated circuits currently on each processor board will be replaced by one CMOS microprocessor. This process requires the redesign of most of our integrated circuits, integrated circuit packages and printed circuit boards, which in turn involves significant effort by our engineers and requires us to devote significant capital for non-recurring engineering expenses, including payments to potential suppliers for design assistance. If we encounter significant problems with this redesign, we may be delayed substantially in delivering larger MTA systems, which would materially and adversely affect the receipt of revenues, working capital and results of operations. If we are successful in producing CMOS components as planned, we may not be able, or desire, to use most of the then remaining inventory of gallium arsenide components, and we may incur a substantial expense in writing off such inventory.

OUR RELIANCE ON THIRD PARTY SUPPLIERS JEOPARDIZES OUR ABILITY TO MEET PRODUCTION SCHEDULES AND TO SATISFY FUTURE CUSTOMER ORDERS. We subcontract the manufacture of substantially all of our hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our gallium arsenide integrated circuits primarily from Vitesse Semiconductor Corporation; printed circuit boards from Multilayer Technology, Inc. and Johnson Matthey Electronics; flex circuits from Compunetics, Inc.; power supplies from Ascom Energy Systems, Inc.; uninterruptible power supplies from Piller, Inc.; cooling distribution units from C.H. Bull Company; and our complentary metal-oxide silicon, or CMOS, integrated circuits from Taiwan Semiconductor Manufacturing Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the implementation of our CMOS integrated circuits. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

o if a reduction or interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to recommence manufacture of the redesigned components;

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sales of a substantial number of shares of our common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of June 30, 1999, we had outstanding:

o  23,778,546 shares of common stock,

o  warrants to purchase another 14,421,330 shares of common stock,

o 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock, and

o  stock options to purchase an aggregate of 3,214,461 shares of common stock.

   As part of the financing completed on June 21, 1999, we issued a warrant to Terren S. Peizer exercisable for a minimum of 1,591,723 shares of common stock, and such number is included in the 14,421,330 shares described above as issuable upon exercise of outstanding warrants. On June 21, 2000, and in certain circumstances prior to that date, such as if we were involved in a merger or similar transaction or if we terminated our relationship with Mr. Peizer, the number of shares subject to this warrant increases to 10% of our issued and outstanding shares, on a fully diluted basis, with certain limited exceptions. If this warrant had been so exercisable as of June 30, 1999, it would have exercisable for a total of 4,445,415 shares.

   Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations.

   Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants could depress prevailing market prices for the common stock. Even the perception that such sales could occur may impact market prices.

   In addition, the existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

WE MAY ENGAGE IN ADDITIONAL FINANCINGS THAT MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Our present cash resources and revenue from anticipated sales of MTA systems are now sufficient to finance our planned operations for the next twelve months. Nevertheless, we likely will raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of CMOS integrated circuits, as described above, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders.

OUR INABILITY TO SELL OUR MTA SYSTEMS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR GROWTH PROSPECTS AND FINANCIAL VIABILITY. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments would reduce our revenues and delay profitability, thereby materially and adversely affecting our business and results of operations.

LACK OF GOVERNMENT FUNDING FOR SUPERCOMPUTER SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. The inability of U.S. and foreign government agencies to procure additional high performance computer systems, due to lack of funding or for any other reason, would materially and adversely affect our business, results of operations and need for capital. We have targeted U.S. and foreign government agencies and research laboratories for our early sales. Our first sale was to the U.S. National Science Foundation for installation at the San Diego Supercomputer Center. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. If the U.S. government or foreign governments were to reduce or delay funding of certain high technology programs employing high performance computing, then one of our target markets would be seriously adversely affected.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE TRANSLATED TO RUN ON THE MTA SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES. In order to make sales to engineering and other commercial markets, we must be able to attract independent software vendors to rewrite their software application programs so that they will run on our MTA system. We also plan to modify and rewrite third-party software applications to run on the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications to run on our MTA system, and the failure to do so could materially and adversely reduce our revenues and delay profitability.

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

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel.

        We are dependent on Burton J. Smith, our Chief Scientist, and James E. Rottsolk, our Chief Executive Officer. The loss of either officer's services could have a material impact on our ability to achieve our business objectives. We are the beneficiary of key man life insurance policies on the lives of Messrs. Smith and Rottsolk in the amount of $2 million and $1 million, respectively. We have no employment contract with Mr. Smith or Mr. Rottsolk, or with any other employee.

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

U.S. EXPORT CONTROLS COULD HINDER OUR SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. Government regulates the export of high performance computer systems such as the MTA system. Delay or denial in the granting of any required licenses could delay receipt of revenue, thereby materially and adversely affecting our business and results of operations.

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

        The high performance computer market is highly competitive and has been dominated by Cray Research, a division of Silicon Graphics, Inc. Other participants in the market include IBM Corporation and Japanese companies such as NEC Corporation, Fujitsu, Ltd., and Hitachi, Ltd. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. A number of companies have developed or plan to develop parallel systems for the high performance computer market. To date, these products have been limited in applicability and scalability and are often difficult to program. A breakthrough in architecture or software technology could change this situation. Such a breakthrough would materially and adversely affect our ability to sell MTA systems and the receipt of revenue.

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

CERTAIN PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION WHICH IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Certain provisions of our Restated Articles of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for our common stock. For example, our Articles and Bylaws provide for:

   o a staggered Board of Directors, so that only two or three of our seven directors are elected each year;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly we believe that the market risk arising from our holdings of these financial instruments is minimal. All of our current contract payments are payable in U.S. dollars, and consequently we do not have any foreign currency exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        1. On June 21, 1999, we raised $30,292,120, prior to fees and expenses estimated at approximately $1,190,000 and including subscribed shares of $1,070,000, in a private placement of 6,417,820 shares of our common stock to a group of 18 institutional investors and 18 accredited investors (the "June 1999 Private Placement") and 42,373 shares of common stock issued in payment of additional fees. We sold the shares at a price of $4.72 per share, above the closing bid price of $4.71875 on Friday, June 18, 1999, the last trading day preceding the closing of the financing.

        2. On June 21, 1999, we issued warrants to purchase 6,417,820 shares to the investors in the June 1999 Private Placement. The warrants are exercisable at an exercise price of $4.72 per share, and expire on June 21, 2002. The warrants may be exercised only for cash. The warrants contain common antidilution protection for stock splits, stock dividends and recapitalizations and if we sell shares of common stock in private transactions below the exercise price of the warrants or market price for our common stock.

        3. On or prior to June 18, 1999, the holders of all of the outstanding shares of our Series B Convertible Preferred Stock converted those shares into shares of common stock pursuant to the terms of the Series B Convertible Preferred Stock.

        4. In September and December 1998, three institutional investors, Advantage Fund II Limited, Genesee Fund Ltd. - Portfolio B and Koch Industries, Inc., had purchased 800,000 shares of our common stock for an aggregate of $8,000,000 and received warrants to purchase an aggregate of 161,344 shares of common stock. The investors had the right to receive additional shares of common stock or warrants to purchase additional shares of common stock if the market price for our common stock was below certain specified levels on certain dates. Pursuant to these "reset" rights, we subsequently issued additional warrants to purchase an aggregate of 1,370,311 shares of common stock. In June 1999, these investors agreed to eliminate their right to receive additional shares of common stock, including warrants to purchase additional shares of common stock, pursuant to these "reset" provisions, and the right to require us to redeem, upon the occurrence of specified events, those securities, in return for the issuance of warrants for the purchase of 731,628 shares of common stock. These warrants have the same terms as the warrants issued in the June 1999 Private Placement. In addition, the exercise price of the warrants to purchase an aggregate of 161,344 shares issued in

            September and December 1998 was reduced from $6.00 per share to $4.72 per share.

        5. In March 1999, the Banca del Gottardo of Lugano, Switzerland, purchased 1,111,111 shares of our common stock for $5,000,000, and received warrants to purchase 1,111,111 shares of common stock. We also issued an aggregate of 103,889 shares and warrants to purchase 225,000 shares of common stock in connection with services rendered in the financing, including 85,889 shares and warrants to purchase 200,000 shares of common stock to the Banca del Gottardo. The Banca del Gottardo also had certain "reset" rights with respect to these shares of common stock and warrants and the option to purchase another $5,000,000 of shares of common stock and warrants. In June 1999, the Banca del Gottardo agreed to eliminate the right to receive additional shares of common stock and warrants and the option to purchase additional shares of common stock and warrants in return for the issuance of warrants to purchase 1,040,387 shares of common stock. These warrants have the same terms as the warrants issued in the June 1999 Private Placement. In addition, the exercise price of the warrants issued in March 1999 was reduced from $5.16 per share to $4.72 per share.

        6. From February 23, 1999 through March 31, 1999, we issued Subordinated Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $2,491,291, and warrants to purchase 74,829 shares of our common stock, to eleven accredited investors, consisting of two vendors and nine individuals. The Notes were convertible at $5.00 per share. In June 1999, all but one investor (a vendor), with a Note in the principal amount of $494,291, exchanged their Notes and warrants for shares of common stock and new warrants on the terms of the June 1999 Private Placement. In this transaction, we issued an aggregate of 433, 585 shares of common stock and warrants to purchase 433,585 shares of common stock, and the Noteholders surrendered their Notes and prior warrants to purchase 60,000 shares of common stock.

        7. In June, 1999, we issued, as part payment of certain placement fees in the June 1999 Private Placement, 42,373 shares of common stock and warrants to purchase 212,000 shares of common stock. These warrants have the same terms as the warrants issued in the June 1999 Private Placement.

        8. In June, 1999, we issued a warrant to purchase 1,591,723 shares of Common Stock to Terren S. Peizer, who paid $200,000 to us for the warrant. This warrant becomes exercisable on June 21, 2000, for half of the shares then covered by the warrant, and then becomes exercisable ratably thereafter over the next twelve months, becoming fully exercisable on June 21, 2001. The warrant expires on June 21, 2009. The number of shares covered by this warrant increases on June 21, 2000, to 10% of the Company's outstanding shares of common stock then outstanding, calculated on a fully diluted basis, with certain exceptions including stock options granted after June 1, 1999, and shares of common stock sold after March 31, 1999 for a per share price of $12.00 or higher. In certain events, such as a merger or consolidation in which we are not the surviving entity, a sale of all or substantially all of our assets or if we terminate our relationship with Mr. Peizer, the vesting provisions accelerate. The number of shares covered by the warrant increases if our Board removes Mr. Peizer as Chairman of the Board prior to the Annual Meeting of Shareholders in 2002 or if a registration statement covering the resale of the underlying shares is not filed within three months after issuance. On June 21, 2000, the exercise price of the warrant becomes the lesser of $4.95 per share, the initial exercise price, or 105% of the market value of our common stock on June 21, 2000. The warrant may be exercised for cash or pursuant to a "cashless" exercise feature pursuant to which the holder surrenders shares with a market value, at the time of exercise, equal to the exercise price of the shares then being acquired.

        The transactions described in paragraphs (1), (2), (4), (5), (7) and (8) above were exempt from registration under the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) of that Act, and the transactions described in paragraph
(3) and (6) above were exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(9) of that Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on May 5, 1999. At the meeting the following actions occurred:

1. Kenneth W. Kennedy and James E. Rottsolk were elected as directors for three year terms expiring in 2002, each receiving at least 13,177,841 votes (or 98.7% of the votes cast). David N. Cutler, Daniel J. Evans, Burton J. Smith and John
W. Titcomb, Jr. continue to serve as directors.

2. An amendment to our Restated Articles of Incorporation increasing the number of authorized shares of common stock to 50,000,0000 shares was approved by the shareholders, with 13,161,873 shares voting in favor (91.9) %), 166,766 shares voting against (1.2%), 21,708 shares abstaining (.2%%), and 978,354 shares not voting (6.8%)

3. The 1999 Stock Option Plan was approved by shareholders, with 6,233,016 shares voting in favor (95.1%), 293,350 shares voting against (4.5%) and 29,905 shares abstaining (.5%). There were 7,772,430 shares of broker and other non-votes.

4. Amendments to the 1995 Stock Option Plan were approved by shareholders, with 6,003,720 shares voting in favor (94.8%), 284,519 shares voting against (4.5%) and 46,946 shares abstaining (.7%). There were 7,993,516 shares of broker and other not-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        27.1   Financial Data Schedule

        (b)    Reports on Form 8-K

               A report on Form 8-K for an event of May 21, 1999 was filed on July 21, 1999, reporting certain amended "Risk Factors" as previously filed in our Form 10-Q, and the Company's amended Articles of Incorporation and Bylaws under "Other Events."

               A report on Form 8-K for an event of June 21, 1999 was filed on June 30, 1999, reporting the Company's sale of common stock and warrants under "Other Events."

               A report on Form 8-K for an event of June 25, 1999 was filed on June 29, 1999, reporting a change in the Company's Board of Directors under "Other Events."

ITEMS 1, 3 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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