Form 10-K/A
period 1998-12-31
TERA COMPUTER CO \WA\
filed 1999-08-17
CIK 949158

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

                                    FORM 10-K/A

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


    The Company has amended its financial statements to reclassify, beginning with the third quarter of 1998, certain manufacturing expenses and costs relating to inventory adjustments as Manufacturing Costs and Inventory Adjustments. These expenses include personnel and allocated overhead for its manufacturing group, production expenses not directly related to the cost of sales for delivered systems, and inventory adjustments, including revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed in the manufacturing process and capitalized manufacturing labor and overhead costs. These expenses previously had been classified as Research and Development expenses. Corresponding changes have been made to Management's Discussion and Analysis of Financial Condition and results of Operations in Item 7, beginning on page 32. In addition certain financial notes have been amended to clarify the disclosures.




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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS MARKET PRICES. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of December 31, 1998, we had outstanding:

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


OUR INABILITY TO SELL MTA SYSTEMS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR GROWTH PROSPECTS AND FINANCIAL VIABILITY. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments could materially and adversely affect our business and results of operations.



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



THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE TRANSLATED TO RUN ON THE MTA SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES. In order to make sales in markets beyond the very high performance scientific market, such as government agencies and research laboratories, to engineering and other commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on the MTA system. We also plan to modify and port third-party software applications to the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to port their applications, or that we will successfully port third-party applications to the MTA system, and the failure to do so could materially reduce our revenues and delay profitability.


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

ITEM 6.  SELECTED FINANCIAL DATA

            (In thousands, except per share amounts and Statistical Data)


Years Ended December 31,                 1994            1995           1996            1997           1998
                                       --------        --------       --------        --------       --------
Operating Data:

  Revenue                              $     --        $     --       $     --        $     74       $  1,988
  Manufacturing costs and
    inventory adjustments                                                                               2,528
  Research and Development                5,575           6,679         10,504          13,547         13,918
  Research Funding                        4,410           2,196            185             349            253
  Net Loss                                2,123           5,646         12,077          15,755         19,804
  Loss for Common Stock                   2,123           5,646         18,806          18,672         20,737
  Loss per Common Share                $   1.00(1)     $   2.13(1)    $   3.53        $   2.13       $   1.70
  Weighted Average
    Shares Outstanding                    2,119(1)        2,646(1)       5,321           8,785         12,212

Balance Sheet Data:

  Cash and cash  equivalents           $     21        $  4,285       $    929        $ 13,329       $  3,162
  Working capital                        (3,850)          2,642            (22)         14,342          7,269
  Capital leases, long-term
    portion                                 168             419            114             532            573
  Total Assets                            1,168           7,269          4,617          20,859         20,288
  Redeemable Securities                      --              --             --           9,478             --
  Shareholders' Equity                   (3,219)          4,092          1,128           6,368         11,889

Statistical Data:
   Number of Full-Time Employees             56              66             61              84            109


----------
(1) These numbers have been adjusted to give effect to the approximately one-for-3.5231 reverse split of the Common Stock effected in September 1995.

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


   We generally recognize revenue from sales of MTA systems upon acceptance of the system by the customer, although depending on sales contract terms, revenue may be recognized upon shipment or deferred until clarification of funding; we recognize revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement and service revenue as services are performed.


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

   OPERATING EXPENSES. Cost of revenue from product sales was high in 1997 and 1998 as a percentage of the revenue due to favorable pricing terms provided to SDSC and the inclusion of costs of system infrastructure to support a full 16 processor MTA system. The cost of service revenue in 1998 was 82% of service revenue, an increase from 71% in 1997, due to increased billings from our subcontractors.


   In the third quarter of 1998, we began incurring manufacturing expenses reflecting our progress to commercial production. These expenses include personnel cots and allocated overhead for our manufacturing group, production expenses not directly related to cost of sales for delivered systems, and inventory adjustments, such as revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed as part of the manufacturing process and capitalized manufacturing labor and overhead costs. These expenses totaled $2.5 million for the third and fourth quarters ended December 31, 1998, including personnel costs and allocated overhead of $1.4 million, production expenses of $410,000 and net inventory adjustments of $697,000, with $1.8 million of inventory obsolescence and consumed inventory partially offset by favorable cost variations and capitalized costs.

   Research and development expenses constitute the largest portion of our operating expenses, and include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment and nonrecurring engineering, software and hardware costs. Research and development expenses increased from $10.5 million in 1996 to $13.5 million in 1997, a 29% increase and increased only slightly to $13.9 million in 1998; the increase in 1998 would have been greater except for the incurring of manufacturing costs and inventory adjustments beginning in mid-1998, as discussed above.


   Research and development expenses for 1997 included a $832,000 charge as compensation expense related to certain performance-based stock options; without that charge, 1997 research and development expenditures would have been approximately $12.8 million.


   Salaries, benefits and allocated overhead for research and development increased from $5 million in 1996, to $7.3 million in 1997 (excluding the compensation expense for performance-based stock options), largely reflecting additional personnel and higher wages in 1997. These salaries, benefits and allocated overhead decreased to $6.7 million in 1998 largely due to the separate recognition of the manufacturing group described above.


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
                                                                                           ===========           ===========


See accompanying notes

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS





YEAR ENDED DECEMBER 31,                            1996             1997            1998
                                               -----------      -----------      -----------
Revenue:
   Product and other revenue                   $                $                $ 1,274,323
   Service revenue                                                   73,531          713,670
                                               -----------      -----------      -----------
                                                                     73,531        1,987,993
                                               -----------      -----------      -----------
Operating expenses:
   Cost of product and other revenue                                               1,231,494
   Cost of service revenue                                           51,891          584,045
   Manufacturing costs and inventory
     adjustments                                                                   2,528,124
   Research and development                     10,503,747       13,546,785       13,917,696
   Marketing and sales                             664,911        1,119,431        1,830,457
   General and administrative                    1,057,168        1,561,145        2,131,261
                                               -----------      -----------      -----------
                                                12,225,826       16,279,252       22,223,077
                                               -----------      -----------      -----------
Research funding                                   185,236          349,407          253,469
                                               -----------      -----------      -----------


Loss from operations                           (12,040,590)     (15,856,314)     (19,981,615)

Other income/(expense)                             (36,748)         101,085          177,377
                                               -----------      -----------      -----------
Net loss                                       (12,077,338)     (15,755,229)     (19,804,238)

Preferred stock dividend                                            (89,964)        (467,657)
Amortization of preferred stock discount        (6,728,603)      (2,827,242)        (464,733)

                                               -----------      -----------      -----------
Loss for common stock                        $ (18,805,941)   $ (18,672,435)   $ (20,736,628)
                                               ===========      ===========      ===========

Loss per common share, basic and diluted     $       (3.53)   $       (2.13)   $       (1.70)
                                               ===========      ===========      ===========

Weighted average shares outstanding, basic
   and diluted                                   5,320,785        8,784,943       12,211,875
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

                                                           TERA COMPUTER COMPANY
--------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

NOTE 1         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

               BUSINESS Tera Computer Company ("Tera" or the "Company") designs, builds and sells high performance general-purpose parallel computer systems based on its unique multiheaded architecture, the "MTA system." The MTA system addresses a wide range of scientific and engineering applications and is suited for emerging commercial applications.


               GOING CONCERN The Company has experienced significant operating losses since inception in 1987. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These losses have been primarily funded by sales of stock. In 1998 the Company emerged from being a development stage enterprise with its first product sale. However, revenue levels have not yet been achieved to sustain operations and generate positive cash flows. Management plans to sustain operations through product sales, additional equity and debt financings, and/or other financing arrangements with investors and financial institutions. The Company raised more than $37 million in equity and debt financings in the first six months of 1999 (See Note 12 Subsequent Events). The Company is seeking a lease line of credit for capital goods for up to $1.5 million. If the Company does not have product sales when anticipated, it would need to raise additional funds. If the Company were not able to raise the necessary funds when needed, it would delay inventory purchases, reduce or delay third-party engineering services and reduce personnel.



               REVENUE RECOGNITION Tera generally recognizes revenue from product sales upon customer acceptance; however, depending on sales contract terms, revenue may be recognized upon shipment, or delayed until clarification of funding. Maintenance revenues are recognized ratably over the term of the maintenance contract. Service revenues are recognized as services are performed.


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


               RESEARCH FUNDING In September 1995, the Company entered into a $1 million, three-year, cost-sharing contract with the Defense Advanced Research Projects Agency. As of December 31, 1998, the Company had billed $795,000 under this contract. This contract has been extended to September 30, 1999. Under the terms of this contract, the Company recognizes research funding as allowable costs attributable to the performance of the contract are incurred.

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



               INVENTORIES Inventories are stated at the lower of cost (first in, first out) or market. The Company regularly reevaluates the technological usefulness of various inventory components as it builds larger MTA system configurations. When it is discovered that previously inventoried components do not function as intended in a fully operational system scalable to multiple processors, the costs associated with these components are expensed. The Company included these costs as a part of its research and development expenses for the first six months of 1998 and classified these costs as part of manufacturing costs and inventory adjustments for the second six months of 1998.



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


NOTE 4         RELATED PARTY RECEIVABLE

               During 1998, Tera accepted promissory notes in the aggregate principal amount of $395,515 as collateral for payment by the Company of the option exercise prices aggregating $53,954 and federal income taxes due from the exercise of employee stock options aggregating $341,561. These notes replaced promissory notes in the aggregate principal amount of $317,716 originally issued during 1997. The notes are due and payable in twelve months and bear interest at a rate of 4.33% per year. These notes and the unpaid accrued interest are secured by a pledge of shares of Tera's common stock. The Company's rights to payment are not limited to such security. For financial statement presentation, the amount of $53,954 related to subscribed stock has been excluded from both the outstanding receivable and contributed capital balances.


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

               Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:

                                                       1997                1998
                                                   ------------         ------------
Contract adjustment reserve                        $     85,000         $     85,000
Inventory reserve                                                             94,000
Accrued compensation                                    236,000              211,000
Other                                                     6,000              (40,000)
Research and experimentation                          1,825,000            2,454,000
Net operating loss carryforwards                     13,312,000           20,649,000
State tax loss carryforwards                                                 613,000
                                                   ------------         ------------

Net deferred tax assets                              15,464,000           24,066,000

Valuation allowance for deferred tax assets         (15,464,000)         (24,066,000)
                                                   ------------         ------------

Deferred tax balance                               $         --         $         --
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




               The following table reconciles the federal statutory income tax rate to the Company's effective tax rate.

                                            1996        1997        1998
                                            ----        ----        ----
Federal income tax rate                     34%         34%         34%
Effect of net operating loss
  carryforward and valuation
  allowance                                (34%)       (34%)        (34%)
                                           -----       -----        -----
Effective income tax rate                    -           -            -
                                           =====       =====        =====

NOTE 8         REDEEMABLE SECURITIES


               In December 1997, the Company issued 10,000 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share, for proceeds of $9,477,709, net of issuance costs of $522,291, along with five-year common stock purchase warrants to purchase a total of 125,000 shares with an exercise price of $19.19 per share. All shares of the Series A Preferred Stock were converted into shares of Common Stock by December 31, 1998.


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

               In 1998, the Company issued 6,000 shares of Series B convertible preferred stock at a stated value of $1,000 per share, for proceeds of $5,674,406, net of issuance costs of $325,594, along with five year common stock purchase warrants to purchase a total of 100,000 shares with an exercise price of $15.00 per share. Each share of the Series B convertible preferred stock is convertible at the option of the holder at a conversion price equal to the lesser of $14.52 or 100% of the lowest sales price during the five consecutive trading days ending one day prior to the date on which a notice of conversion is delivered to the Company, with the conversion price subject to adjustments in certain conditions. For example, if 100 shares of Series B convertible preferred stock were converted on a certain date, and if the lowest sales price during the five trading days preceding the conversion date were $6.00, then the Company would issue 16,666 shares of common stock, determined by multiplying the number of shares times the stated value of $1,000 (100 X $1,000 = $100,000) and dividing the result by $6.00, the lowest sales price. Similarly, if the lowest sales price were $10.00, then the Company would issue 10,000 shares of common stock.


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


               COMMON STOCK WITH ADJUSTMENT RIGHTS In September and December 1998, the Company issued an aggregate of 800,000 shares of common stock for an aggregate of $8,000,000, before issuance costs of approximately $85,000, along with five year common stock purchase warrants to purchase a total of 161,344 shares with an exercise price of $10.04 per share. The shares of common stock have certain "adjustment rights" pursuant to which the Company may be required to issue additional shares of common stock or common stock purchase warrants if the market price of the common stock is less than a specified target value (initially $12.00) on certain "measurement dates," determined by the average of the closing bid prices for the common stock for the fifteen trading days preceding the applicable measurement date. Thus if the target value were $12.00 and the market price as of the measurement date were $8.00, and an investor held 400,000 shares of the common stock with adjustment rights, then the ratio of $12.00/$8.00 times the 400,000 shares held results in a total of 600,000 shares; subtracting the original 400,000 shares, the Company would issue an additional 200,000 shares. From then on, the new target value would be $8.00 per share.


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

               SECURITYHOLDER WARRANTS At December 31, 1998, the Company had outstanding warrants to purchase an aggregate of 1,072,936 shares of common stock, as follows:


   Shares of             Exercise Price             Expiration
 Common Stock              per share             Date of Warrants
----------------         ---------------        -------------------
         97,208                $   6.00         February 28, 2000
         20,321                   14.09         September 24, 2000
         90,488                    6.00         December 31, 2001
        317,250                    3.94         April 21, 2002
        155,000                    4.50         June 25, 2002
        125,000                   19.19         December 23, 2002
        100,000                   15.00         June 30, 2003
        161,344                   10.04         September 28, 2003
          5,801                    6.00         November 7, 2005
            524                    6.00         May 21, 2006
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
                                   =========



In 1997, the Company issued certain performance-based stock options to employees for an aggregate of 59,324 shares of common stock; Messrs. Smith and Rottsolk granted options on an equal number of shares of common stock that they held. All these options were exercised in 1997 when the performance criteria were met, and the Company recognized compensation expense of $832,000.

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


               On June 21, 1999, the Company raised $30,292,120, prior to fees and other issuance costs of approximately $1,190,000 and including subscribed stock of $1,070,000, in a private sale of 6,417,820 shares of common stock and 42,373 shares of common stock issued in payment of other fees, along with warrants to purchase 6,417,820 shares of common stock with an exercise price of $4.72 per share. The subscribed stock will not be recognized as contributed capital until such shares have been paid for.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tera Computer Company
Seattle, Washington


We have audited the accompanying balance sheets of Tera Computer Company (the Company) as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



\s\  DELOITTE & TOUCHE LLP



Seattle, Washington
March 22, 1999
(June 21, 1999 as to Note 12)

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

        On November 19, 1998, setting forth the capitalization of the Company as of September 30, 1998, under "Item 5--Other Events;" and

        On December 23, 1998, reporting a private placement that had closed on December 16, 1998, under "Item 5--Other Events."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on August 13, 1999.

                                            TERA COMPUTER COMPANY


                                            By JAMES E. ROTTSOLK
                                               --------------------------------
                                               James E. Rottsolk
                                               Chief Executive Officer
                                               and President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on August 13, 1999.



            Signature                       Title
            ---------                       -----

By      JAMES E. ROTTSOLK                   Chief Executive Officer,
    --------------------------              President and Director
         James E. Rottsolk


By      BURTON J. SMITH                     Chief Scientist and Director
    --------------------------
         Burton J. Smith

By      TERREN S. PEIZER                    Chairman of the Board of
    --------------------------              Directors
         Terren S. Peizer

By      KENNETH W. JOHNSON                  Chief Financial Officer
    --------------------------
        Kenneth W. Johnson


By      PHILISSA SARGIN                     Chief Accounting Officer
    --------------------------
        Philissa Sargin


By                                          Director
    --------------------------
        David N. Cutler


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