Form 10-K/A
period 1998-12-31
TERA COMPUTER CO \WA\
filed 1999-08-26
CIK 949158

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


    In Amendment No. 1 to its Annual Report on Form 10-K for 1998, the Company amended its financial statements to reclassify, beginning with the third quarter of 1998, certain manufacturing expenses and costs relating to inventory adjustments as Manufacturing Costs and Inventory Adjustments.
These expenses include personnel and allocated overhead for its manufacturing group, production expenses not directly related to the cost of sales for delivered systems, and inventory adjustments, including revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed in the manufacturing process and capitalized manufacturing labor and overhead costs. These expenses previously had been classified as Research and Development expenses. Corresponding changes have been made to Management's Discussion and Analysis of Financial Condition and results of Operations in Item 7, beginning on page 32. In addition certain financial notes have been amended to clarify the disclosures.
    In Amendment No. 2 to its Annual Report on Form 10-K for 1998, the Company revised certain information in the Quarterly Financial Data table in Item 8 to correspond with the changes made in Amendment No. 1.




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


                                                  1997                                           1998
                             -------------------------------------------     -------------------------------------------

For the Quarter Ended:          3/31        6/30        9/30       12/31        3/31        6/30        9/30       12/31
                             -------     -------     -------     -------     -------     -------     -------     -------
Revenue                      $           $           $           $    74     $    21     $ 1,527     $   232     $   208

Cost of Sales                                                         52          16       1,429         209         161

Manufacturing Costs and
  Inventory Adjustments                                                                                  920       1,608

Research and Development       2,044       3,068       3,871       4,564       4,313       3,561       2,425       3,619

Marketing and Sales              165         208         262         484         410         374         484         562

General and Administrative       306         393         367         495         475         505         516         635

Net Loss                      (2,415)     (3,565)     (4,275)     (5,500)     (5,061)     (4,299)     (4,154)     (6,290)

Amortization of Preferred
  Stock Discount                 (26)       (337)       (484)     (1,980)                               (465)

Loss for Common Stock         (2,441)     (3,940)     (4,775)     (7,516)     (5,191)     (4,393)     (4,760)     (6,392)

Loss Per Common Share,
  Basic and diluted          $ (0.37)    $ (0.55)    $ (0.46)    $ (0.69)    $ (0.46)    $ (0.37)    $ (0.39)    $ (0.47)

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

        On November 19, 1998, setting forth the capitalization of the Company as of September 30, 1998, under "Item 5--Other Events;" and

        On December 23, 1998, reporting a private placement that had closed on December 16, 1998, under "Item 5--Other Events."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on August 25, 1999.

                                            TERA COMPUTER COMPANY


                                            By JAMES E. ROTTSOLK
                                               --------------------------------
                                               James E. Rottsolk
                                               Chief Executive Officer
                                               and President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on August 25, 1999.



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