Form 10-Q
period 1999-09-30
TERA COMPUTER CO \WA\
filed 1999-11-15
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________.

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

Yes [X]     No       [ ]

        As of November 12, 1999, 23,871,240 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                             TERA COMPUTER COMPANY

                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1998
                 and September 30, 1999                                                 3

                 Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 1998 and 1999                      4

                 Statement of Shareholders' Equity for the Three Months
                 Ended March 31, June 30, and September 30, 1999                        5

                 Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1999                                      6

                 Notes to Financial Statements                                          7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          8

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                           26

PART II          OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                      27

                              TERA COMPUTER COMPANY

                                 BALANCE SHEETS

                                                                                    September 30,
                                                               December 31,             1999
                                                                   1998              (unaudited)
                                                              -------------         -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $   3,161,867         $  16,377,547
   Restricted cash                                                                        544,379
   Accounts receivable                                              378,933             1,193,053
   Related party receivable                                         306,819               343,933
   Inventory                                                     10,246,029             3,743,422
   Advances to suppliers                                            415,834                37,301
   Prepaid expenses and other assets                                585,008               386,679
                                                              -------------         -------------
          Total current assets                                   15,094,490            22,626,314

PROPERTY AND EQUIPMENT, NET                                       4,501,613             5,622,220

LEASE DEPOSITS                                                      537,101               537,101
PATENTS                                                             155,033               183,704
                                                              -------------         -------------
          TOTAL                                               $  20,288,237         $  28,969,339
                                                              =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $   5,470,617         $   4,041,566
   Accrued payroll and related expenses                           1,544,056             1,931,340
   Accrued interest                                                                        20,422
   Deferred revenue                                                  19,178               111,082
   Contract adjustment reserve                                      250,000               200,455
   Current portion of obligations under capital leases              542,045               596,978
   Current portion of note payable to bank                                                164,302
                                                              -------------         -------------
          Total current liabilities                               7,825,896             7,066,145

OBLIGATIONS UNDER CAPITAL LEASES                                    573,054               294,558

NOTE PAYABLE TO BANK                                                                      367,144

CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNT                                                439,777

SHAREHOLDERS'  EQUITY:
   Preferred Stock, par $.01 - Authorized,
      5,000,000 shares; issued and outstanding,
      6,000 and none shares of Series B Convertible               5,674,406
   Common Stock, par $.01 - Authorized,
      50,000,000 shares; issued and outstanding,
      14,204,430 and 23,837,747 shares                           68,744,437           110,823,642
   Preferred stock dividend distributable                            75,000
   Accumulated deficit                                          (62,604,556)          (90,021,927)
                                                              -------------         -------------
                                                                 11,889,287            20,801,715
                                                              -------------         -------------
          TOTAL                                               $  20,288,237         $  28,969,339
                                                              =============         =============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                            STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                           ---------------------------------         ---------------------------------
                                               1998                 1999                 1998                 1999
                                           ------------         ------------         ------------         ------------
REVENUE:
  Product and other revenue                $     15,000         $    849,835         $  1,259,322         $  1,451,096
  Contract revenue                              216,655                                   519,888              319,709
                                           ------------         ------------         ------------         ------------

                                                231,655              849,835            1,779,210            1,770,805
                                           ------------         ------------         ------------         ------------

OPERATING EXPENSE:
  Cost of product and other revenue              17,312              971,612            1,213,057            1,572,370
  Cost of contract revenue                      192,071                                   441,341              162,672
  Manufacturing costs and
     inventory adjustments                      919,843            1,625,543              919,843            5,663,920
  Inventory obsolescence charge                                    6,441,229                                 6,441,229
  Research and development                    2,424,720            4,802,044           10,299,279           11,593,789
  Marketing and sales                           484,165              611,279            1,268,554            1,788,908
  General and administrative                    516,316              551,337            1,496,551            1,654,063
                                           ------------         ------------         ------------         ------------

                                              4,554,427           15,003,044           15,638,625           28,876,951
                                           ------------         ------------         ------------         ------------

RESEARCH FUNDING                                105,565               50,000              181,348              122,197
                                           ------------         ------------         ------------         ------------

    Loss from operations                     (4,217,207)         (14,103,209)         (13,678,067)         (26,983,949)

OTHER INCOME / (EXPENSE)                         63,330              168,826              163,648             (433,422)
                                           ------------         ------------         ------------         ------------

NET LOSS                                     (4,153,877)         (13,934,383)         (13,514,419)         (27,417,371)

AMORTIZATION OF PREFERRED
    STOCK DIVIDEND                             (464,733)                                 (464,733)

PREFERRED STOCK DIVIDEND                       (141,300)                                 (365,611)            (115,341)
                                           ------------         ------------         ------------         ------------

LOSS FOR COMMON STOCK                      $ (4,759,910)        $(13,934,383)        $(14,344,763)        $(27,532,712)
                                           ============         ============         ============         ============

LOSS PER COMMON SHARE,
  BASIC AND DILUTED                        $      (0.39)        $      (0.59)        $      (1.22)        $      (1.31)
                                           ============         ============         ============         ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING, BASIC AND DILUTED             12,258,238           23,769,199           11,785,680           21,063,711
                                           ============         ============         ============         ============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                       Series B Convertible
                                                          Preferred Stock                          Common Stock
                                                 ---------------------------------       --------------------------------
                                                   Number of                               Number of
                                                     Shares              Amount              Shares             Amount
                                                 -------------       -------------       -------------      -------------
BALANCE, January 1, 1999                                 6,000       $   5,674,406          14,204,430      $  68,744,437
    Exercise of stock options                                                                   83,578             29,480
    Issuance of shares under Employee
       Stock Purchase Plan                                                                      24,109            144,729
    Common stock issued in
       private placement, net of
       issuance costs of $115,457                                                            1,225,000          4,884,543
    Conversion of Series B preferred shares             (1,619)         (1,689,058)            350,498          1,634,296
    Issuance of common stock for
       accrued dividends                                                                        13,332             75,000
    Beneficial conversion feature in
       notes & interest expense recognized
       on convertible warrants                                                                                    594,623
    Preferred stock dividend distributable
    Net loss
                                                 -------------       -------------       -------------      -------------

BALANCE, March 31, 1999                                  4,381           3,985,348          15,900,947         76,107,108
    Exercise of stock options                                                                    6,096              2,135
    Options issued for services                                                                                    69,000
    Conversion of Series B preferred shares             (4,381)         (3,985,348)            937,335          3,985,348
    Issuance of common stock for
       accrued dividends                                                                         9,735             54,762
    Common stock issued in
       private placement, net of
       issuance costs of $1,190,000                                                          6,460,193         27,968,234
    Common stock issued in
       exchange for notes                                                                      433,585          2,046,521
    Net loss
                                                 -------------       -------------       -------------      -------------

BALANCE, June 30, 1999                                                                      23,747,891        110,233,108
   Issuance of shares under Employee
     Stock Purchase Plan                                                                        30,407            125,429
   Issuance of shares under Company
    401(k) Plan                                                                                 35,876            143,504
   Exercise of stock options                                                                    18,909             23,714
   Exercise of cashless warrants                                                                 4,664
   Sale of stock purchase warrant                                                                                 200,000
   Issuance costs associated with
     private placement                                                                                            (72,812)
   Cash received on subscribed stock                                                                              170,699
   Net loss
                                                 -------------       -------------       -------------      -------------

BALANCE, September 30, 1999                                                              $  23,837,747      $ 110,823,642
                                                 =============       =============       =============      =============


                                                  Preferred
                                                    Stock             Accumulated
                                                   Dividend             Deficit              Total
                                                 -------------       -------------       -------------
BALANCE, January 1, 1999                         $      75,000       $ (62,604,556)      $  11,889,287
    Exercise of stock options                                                                   29,480
    Issuance of shares under Employee
       Stock Purchase Plan                                                                     144,729
    Common stock issued in
       private placement, net of
       issuance costs of $115,457                                                            4,884,543
    Conversion of Series B preferred shares                                                    (54,762)
    Issuance of common stock for
       accrued dividends                               (75,000)
    Beneficial conversion feature in
       notes & interest expense recognized
       on convertible warrants                                                                 594,623
    Preferred stock dividend distributable              54,762                                  54,762
    Net loss                                                            (6,811,267)         (6,811,267)
                                                 -------------       -------------       -------------

BALANCE, March 31, 1999                                 54,762         (69,415,823)         10,731,395
    Exercise of stock options                                                                    2,135
    Options issued for services                                                                 69,000
    Conversion of Series B preferred shares
    Issuance of common stock for
       accrued dividends                               (54,762)
    Common stock issued in
       private placement, net of
       issuance costs of $1,190,000                                                         27,968,234
    Common stock issued in
       exchange for notes                                                                    2,046,521
    Net loss                                                            (6,671,721)         (6,671,721)
                                                 -------------       -------------       -------------

BALANCE, June 30, 1999                                                 (76,087,544)         34,145,564
   Issuance of shares under Employee
     Stock Purchase Plan                                                                       125,429
   Issuance of shares under Company
    401(k) Plan                                                                                143,504
   Exercise of stock options                                                                    23,714
   Exercise of cashless warrants
   Sale of stock purchase warrant                                                              200,000
   Issuance costs associated with
     private placement                                                                         (72,812)
   Cash received on subscribed stock                                                           170,699
   Net loss                                                            (13,934,383)        (13,934,383)
                                                 -------------       -------------       -------------

BALANCE, September 30, 1999                      $                   $ (90,021,927)      $  20,801,715
                                                 =============       =============       =============



                             See accompanying notes

                              TERA COMPUTER COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                         -------------------------------
                                                             1998               1999
                                                         ------------       ------------
OPERATING ACTIVITIES:
  Net  loss                                              $(13,514,419)      $(27,417,371)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                               757,207          1,325,698
  Beneficial conversion feature of notes payable                                 540,107
  Inventory write down                                                         6,441,229
Cash provided (used) by changes in
  operating assets and liabilities:
  Restricted cash                                                               (544,379)
  Accounts receivable                                        (284,119)          (814,120)
  Inventory                                                (2,974,805)          (970,729)
  Other assets                                               (201,137)           169,658
  Accounts payable and other accrued liabilities              624,892           (745,338)
  Accrued payroll and related expenses                       (100,768)           387,284
  Contract adjustment reserve                                                    (49,545)
  Deferred revenue                                             34,178             91,904
  Advances to suppliers                                      (629,915)           378,533
                                                         ------------       ------------
Net cash used by operating activities                     (16,288,886)       (21,207,069)

INVESTING ACTIVITIES:
  Purchases of property and equipment                      (1,375,640)          (705,699)
                                                         ------------       ------------
Net cash used by investing activities                      (1,375,640)          (705,699)

FINANCING ACTIVITIES:
  Related party (receivable)/payments                          65,832            (37,114)
  Issuance of notes payable                                                    1,900,000
  Sale of common stock                                      6,697,057         33,246,727
  Proceeds from exercise of options                                              255,329
  Principal payments on bank note                                                (12,931)
  Sale of preferred stock                                   5,674,406
  Capital leases, net                                         175,392           (223,563)
                                                         ------------       ------------
Net cash provided by financing activities                  12,612,687         35,128,448

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (5,051,839)        13,215,680

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      10,329,115          3,161,867
                                                         ------------       ------------
  End of period                                          $  5,277,276       $ 16,377,547
                                                         ============       ============

SUPPLEMENTAL DISCLOSURE OF
  NON CASH INVESTING AND FINANCING ACTIVITIES:
  Inventory reclassed to fixed assets                                       $  1,032,107
  Fixed asset additions through Common Stock                                $    164,120
  Fixed asset additions through Notes Payable                               $    544,379
  Note payable converted to common stock                                    $  2,000,000
  Accounts payable converted to notes                                       $    594,291
  Stock dividends                                        $    249,587       $     54,762

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
   Cash paid for interest                                $    132,316       $    189,220



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

INVENTORY

        Inventory consisted of the following:

                                  December 31,       September 30,
                                      1998               1999
                                  ------------       ------------
Components and Subassemblies      $  9,346,646       $  9,642,235
Work in process                        252,000
Finished goods                         922,501
Inventory allowance                   (275,118)        (5,898,813)
                                  ------------       ------------

                                  $ 10,246,029       $  3,743,422
                                  ============       ============

MANUFACTURING COSTS AND INVENTORY ADJUSTMENTS

        In the third quarter of 1998, we began incurring manufacturing expenses as a result of our progress to commercial production. These costs reflect the expense of our manufacturing group, including personnel costs and allocated overhead, production expenses not directly related to delivered systems, and inventory adjustments, including revaluations and cost variations because of changes in production yields, inventory obsolescences, inventory consumed in the manufacturing process and capitalized manufacturing labor and overhead costs.

INVENTORY OBSOLESCENCE CHARGE

        During the quarter ended September 30, 1999, we incurred inventory obsolescence charges totaling $6,441,229 due to a non-cash reserve for gallium arsenide processors, integrated circuits and associated components and parts. At this time we do not expect to ship these parts because of the successful initial testing of our CMOS (complementary metal-oxide silicon) processor and memory controller integrated circuits. Of this amount, $5,653,729 were added to the inventory allowance and $787,500 were recorded in Accounts Payable for parts we are contractually required to purchase. This charge was separately reported on the Statements of Operations due to its significance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" beginning on page
16. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

        We design, develop and market high-performance general-purpose parallel computer systems. The name for our computer systems, "MTA," is derived from the form of computer system architecture on which it is based, known in the computer industry as "multithreaded" architecture.

        We have experienced net losses in each year of operations and expect to incur substantial further losses until we make additional sales, and possibly thereafter. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $27.4 million in the first nine months of 1999, compared to a net loss of approximately $13.5 million in the first nine months of 1998. Our funding from inception through September 30, 1999 has been primarily from the sale of approximately $108.7 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.3 million, and revenue of approximately $3.8 million.

         In April 1998, we recognized our first revenue from product sales with our delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). In January and July 1999, we recognized additional revenue from product sales upon acceptance by SDSC of our upgrades of the MTA system at SDSC to four processors and eight processors, respectively. We have received a purchase order to upgrade the MTA system at SDSC to 16 processors. We plan to deliver that system to San Diego around the end of the year and record the revenue from that sale in the first quarter of 2000. SEE "RISK FACTORS" BELOW BEGINNING ON PAGE 16.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

        REVENUE. We had revenue for the three months ended September 30, 1999, of $850,000 compared to $232,000 for the three months ended September 30, 1998; for the respective nine month periods, our revenues were $1.8 million in both 1999 and 1998. In the third quarter of 1999 we recognized $814,000 of product sale revenue upon the upgrade of the MTA system at SDSC to eight processors; we expect to recognize another $300,000 of revenue for that upgrade in the fourth quarter of 1999. We had zero and $320,000 of contract revenue for the three and nine months ended September 30, 1999, compared to $217,000 and $520,000 for the three and nine months ended September 30, 1998. Contract revenue was pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The subcontract expired on June 30, 1999, and we currently have no contracts for additional contract revenue.

        OPERATING EXPENSE. Our cost of product and other revenue increased from $17,000 for the three months ended September 30, 1998 to $972,000 for the three months ended September 30, 1999. Our cost of product and other revenue increased from $1.2 million to $1.6 million for the nine months ended September 1998 and 1999, respectively. These costs relate to the acceptances by SDSC of the two-processor MTA system in the second quarter of 1998 and of the upgrades to four-processors and eight-processors in the first and third quarters of 1999. Our cost of product and other revenue was high as a percentage of the revenue due to favorable pricing terms provided to SDSC.

        The cost of contract revenue for the three months ended September 30, 1999, was zero compared to $192,000 for the three months ended September 30, 1998, and $163,000 for the nine months ended September 30, 1999, compared to $441,000 for the nine months ended September 30, 1998. The decrease in the third quarter of 1999 is due to the completion of the SDSC subcontract on June 30, 1999.

        Manufacturing costs and inventory adjustments were $1.6 million for the three months ended September 30, 1999 compared to $920,000 for the three months ended September 30, 1998. These costs reflect the expense of our manufacturing group, including personnel costs and allocated overhead, of approximately $859,000 for the three months ended September 30, 1999, compared to $671,000 for the three months ended September 30, 1998. The increase of $188,000 in the third quarter 1999 is primarily due to increased overhead and rent for our new facilities in Seattle.

        We also incurred production expenses not directly related to systems delivered to SDSC of $320,000 for the three months ended September 30, 1999, compared to $241,000 for the three months ended September 30, 1998, and net inventory adjustments of $447,000 for the three months ended September 30, 1999, compared to $8,000 for the three months ended September 30, 1998.

          Manufacturing costs and inventory adjustments were $5.7 million for the nine months ended September 30, 1999 compared to $920,000 for the nine months ended September 30, 1998. In the third quarter of 1998 we began incurring manufacturing expenses separate from our research and development efforts, reflecting our progress to commercial production. In the first half of 1998, these costs were classified as part of our research and development expenses, and we estimate that if these costs had been separately reported, they would have been $3.6 million for the nine months ended September 30, 1998 compared to $5.7 million for the nine months ended September 30, 1999. These costs include personnel costs and allocated overhead of $2.6 million for the nine months ended September 30, 1999, compared to an estimate of $1.8 million for the nine months ended September 30, 1998. The increase of approximately $800,000 for the respective nine month periods is primarily due to increased overhead and rent for our new facilities in Seattle.

          We also incurred production expenses not directly related to systems delivered to SDSC of $678,000 for the nine months ended September 30, 1999, compared to an estimate of $659,000 for the nine months ended September 30, 1998, and net inventory adjustments of $2.4 million for the nine months ended September 30, 1999, compared to an estimate of $1.2 million for the nine months ended September 30, 1998.

        An inventory obsolescence charge of $6.4 million was recorded for the three months ended September 30, 1999, due to a non-cash reserve for gallium arsenide processors, integrated circuits and associated components and parts. At this time we do not expect to ship these parts because of the successful initial testing of our CMOS processor and memory controller integrated circuits. This charge was separately reported on the Statements of Operations due to its significance.

        Research and development expenses reflect our costs associated with the development of the MTA system, including next generation systems and related software development, and cover personnel expense, allocated overhead and operating expenses, software, materials, and engineering expenses, including payments to third parties. Research and development expenses increased from $2.4 million for the three months ended September 30, 1998 to $4.8 million for three months ended September 30, 1999. The increase is due in part to engineering expenses of $291,000 for the three months ended September 30, 1998 compared to $1.8 million for the three months ended September 30, 1998. This increase was largely due to expenses associated with the change from gallium arsenide integrated circuits for the processor and memory controller to integrated circuits utilizing CMOS. Personnel expenses also increased by $482,000 over 1998, due to additions in our personnel and higher wages, and allocated overhead and operating expenses increased $368,000 over 1998, primarily due to increased overhead from our move to our new facilities in Seattle of approximately $185,000.

        Research and development expenses increased from $10.3 million for the nine months ended September 30, 1998 to $11.6 million for the nine months ended September 30, 1999. In the first half of 1998, research and development expenses also included our manufacturing costs and inventory adjustments described above. If the estimated manufacturing costs and inventory adjustments described above are considered, then research and development expenses would have increased from an estimated $7.6 million to $11.6 million for the first nine months of 1998 and 1999. The increase is due in part to engineering expenses of $1.6 million for the nine months ended September 30, 1998 compared to $2.8 million for the nine months ended September 30, 1999. This increase was largely due to expenses associated with the change from gallium arsenide integrated circuits for the processor and memory controller to integrated circuits utilizing CMOS. Personnel expenses also increased by $1.2 million over 1998 due to additions in our personnel and higher wages; and allocated overhead and operating expenses increased $1.1 million, primarily due to increased overhead from the move to our new facilities in Seattle of approximately $700,000. Materials expense increased by approximately $500,000 over the comparative 1998 period.

         Marketing and sales expenses for the three months ended September 30, 1999 increased 26% to $611,000 from $484,000 for the three months ended September 30, 1998. Marketing and sales expenses for the nine months ended September 30, 1999 increased 41% to $1.8 million from $1.3 million for the nine months ended September 30, 1998. The increase in both periods was due in part to increased personnel costs of $32,000 and $117,000 for the three and nine months ended September 30, 1999, over the corresponding 1998 periods, and increased overhead allocations and rent during the respective 1999 periods of approximately $49,000 and $146,000. Costs associated with marketing activities increased $36,000 and $103,000 for the three and nine months ended September 30, 1999, over the corresponding 1998 periods. We will continue to increase our marketing and sales activities as we sell larger MTA systems to industrial and commercial customers.

        General and administrative expenses for the three months ended September 30, 1999 increased 6.8% to $551,000 from $516,000 for the three months ended September 30, 1998. General and administrative expenses for the nine months ended September 30, 1999 increased 10.5% to $1.7 million from $1.5 million. The increase for both periods was due in part to increased personnel costs of $33,000 and $97,000 for the three and nine month periods ending September 30, 1999, compared to the corresponding 1998 periods, and increased overhead allocations and rent of approximately $72,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, including our move to our new facilities in Seattle at the beginning of 1999. General and administrative expenses are expected to increase commensurate with growth in our operations.

        RESEARCH FUNDING. We have been billing DARPA under a $1 million research contract awarded in September 1995. Although the contract extends through October 31, 2000, we will not receive any more funds under this contract. For the three months ended September 30, 1999 billings were approximately $50,000 under a separate research contract, which was then completed. We currently have no additional research contracts.

        OTHER INCOME (EXPENSE). Interest income for the three months ended September 30, 1999 increased 150% to $235,000 from $94,000 for the three months ended September 30, 1998, due to higher average cash balances from the financing completed in June 1999. Interest income for the nine months ended September 30, 1999 decreased about 20% to $235,000 from $293,000 for the nine months ended September 30, 1998. The decrease in interest income in the nine months ended September 30, 1999 is attributable to higher average cash balances in the same period in 1998 from a financing completed in December 1997.

        Interest expense for the three months ended September 30, 1999 increased 71% to $53,000 from $31,000 for the three months ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 increased 47% to $189,000 from $129,000 for the nine months ended September 30, 1998. The increase in interest expense for both periods is due to a bank loan for the purchase of capital assets issued in the third quarter 1999, and in the nine months due also to promissory notes issued in a financing in the first quarter of 1999.

        The results for the first nine months of 1999 include a non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999, all of which was recorded in the first quarter; the results also include a non-cash expense for the value of detachable warrants issued in conjunction with the convertible promissory notes, of which $9,000 was recognized in the third quarter of 1999.

        TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

        PREFERRED STOCK. In the second quarter of 1999, all of our outstanding preferred stock was converted to common stock. The dividends for the first half of 1998 were accrued on our Series A Convertible Preferred Stock, and were higher than that accrued during the comparable period of 1999 because we had more shares of Preferred Stock then outstanding.

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

        We are conducting a formal review of our products, our internal network system, the hardware and software tools we are using and our key suppliers regarding the potential impact on us regarding Year 2000 issues. The review is being conducted by representatives from our finance, manufacturing, engineering, purchasing and systems administration departments. We believe there is no significant exposure relating to our MTA system and its Unix-based operating system, our internal network system, the hardware and software tools or from key suppliers.

        Based upon the responses to date, we believe no significant modifications to our internal network or computer systems are necessary to address Year 2000 issues. We installed a materials requirement planning II system in 1998 that is Year 2000 compliant. We have received assurances that the services provided at our new offices in Seattle are

Year 2000 compliant, except for one system that our landlord has replaced. All necessary upgrades to operating systems have been supplied at no cost. We have made inquiries of our suppliers and service providers to obtain assurances concerning their Year 2000 compliance and their ability to continue to provide products and services to us which are Year 2000 compliant. To date we have identified no supplier that is not able to provide products and services which are Year 2000 compliant. No significant software tool has been identified as not being Year 2000 compliant. We have assumed that basic public utilities will continue to be available to us after January 1, 2000, and are not aware of any information to the contrary. To date we have not identified any material deficiencies or remediation requirements and have not budgeted for any remediation costs or costs associated with responding to other parties' Year 2000 noncompliance. We do not separately track the internal costs for our Year 2000 review, and current and future anticipated costs are expected to include only payroll and related costs for the employees engaged in the review. We continue to reevaluate these positions periodically as we continue our review.

        At this point we cannot predict the effect of the Year 2000 issues on our suppliers or the resulting effect on us. Because we have not identified any particular area in which we anticipate significant Year 2000 issues, we are not developing a formal contingency plan of operating in the event that critical systems of vendors, suppliers or other third parties are not Year 2000 compliant, or that the software development tools, software programs and equipment we use internally are not Year 2000 compliant. If any of our critical systems are not Year 2000 compliant or if critical suppliers from whom we obtain products and services are not Year 2000 compliant, then Year 2000 issues could have a material adverse effect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in 1987 through September 30, 1999, our principal sources of liquidity have been net proceeds from the sale of equity totaling $108.7 million, DARPA research funding and subcontracts totaling $19.3 million and sales receipts of approximately $3.8 million. At September 30, 1999, we had $16.4 million in cash and had no bank line of credit except for the acquisition of capital equipment.

        Net cash used in operating activities was $21.2 million for the nine months ended September 30, 1999, an increase of $4.9 million from the $16.3 million used in the nine months ended September 30, 1998. Net operating cash flows were primarily attributable to quarterly net losses, personnel costs and costs of inventory, including inventory write-downs. Cash used for personnel expenditures increased from approximately $6.7 million in the first nine months of 1998 to $8.2 million for the nine months of 1999; inventory purchases decreased from $3.4 million to $2.2 million. During the last quarter of 1999 and in 2000, our operating activity expenses will depend primarily upon personnel costs, the cost of inventory and third party engineering expenses related to future implementations of the MTA system, primarily the conversion from using gallium arsenide integrated circuits to using integrated circuits made of CMOS.

        We expect that personnel costs will continue to increase in 1999 and 2000, although not as rapidly as in previous periods as we have slowed the growth of personnel pending the receipt of additional sales orders. Similarly, we plan only modest inventory additions in the last quarter of 1999 and in 2000 pending receipt of purchase orders. We anticipate that third party engineering expenses related to the CMOS implementation of the MTA system to continue during the rest of 1999 and in 2000, but at lower levels.

        Net cash spent on investing activities for the nine months ended September 30, 1999 was $706,000, and consisted of additional property, plant and equipment, primarily for computers and electronic test equipment, computer software and furniture and fixtures.

        Net cash provided by financing activities for the nine months ended September 30, 1999, consisted of approximately $35.1 million of cash raised, primarily through the sale of common stock in private placements, including $29.0 million in the second quarter.

        Our current cash resources and revenue from anticipated sales of MTA systems are sufficient for us to conduct our planned operations through at least the first six months of 2000. We believe that we will be cash-flow positive once we have sales receipts of approximately $10 million per quarter. We may raise additional funds to cover the costs of planned operations until we are cash-flow positive and may raise additional funds in order to enhance our financial position for future operations. If we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of gallium arsenide integrated circuits with CMOS integrated circuits or if we need to purchase inventory to fulfill new purchase orders, we may need additional capital earlier than planned. There can be no assurance that any additional financing will be available on acceptable terms when needed or, if available, will be available on satisfactory terms or that such financings will not be dilutive to our shareholders. See "Risk Factors--We May Engage in Additional Financings Which May Be Dilutive to Existing Shareholders," below.

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

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF THE MTA SYSTEM COULD CAUSE OUR BUSINESS TO FAIL. Continued delays in completing the hardware components or software of our MTA system, or in integrating the full system, could materially and adversely affect our business and results of operations. From time to time during the development process of the MTA system, we have been required to redesign certain components of the MTA system because of previously unforeseen design flaws. For example, various processor and network chip technologies that we thought were functional across multiple configurations have subsequently been discovered to require additional design features to function as intended and to achieve a fully operational system scalable to multiple processors. We also continue to find certain flaws or "bugs" in our proprietary system software, which require correction. This redesign work, particularly on integrated circuits and printed circuit boards, has been costly and caused delays in the development of our prototype systems, in the delivery of our initial MTA system and in upgrades to that system. We expect that additional modifications to the hardware components, system software and the integrated system will be necessary as we build larger MTA systems for the commercial market.

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

Our suppliers have previously experienced problems in manufacturing MTA system components to our design and quality specifications. In prior years we have been forced to redesign certain components for manufacture by alternative suppliers because our original suppliers were unable to consistently manufacture components of satisfactory quality. In 1999 and in previous years, we experienced varying (and sometimes "zero") yields of gallium arsenide integrated circuits, limited and delayed deliveries of such integrated circuits, poor yields on packaged integrated circuits and deliveries of a very limited number of reliable printed circuit boards. Together, these supply constraints caused substantial delays in our ability to deliver the initial MTA system to the San Diego Supercomputer Center and to upgrade that system to larger configurations. Although we work continually with our suppliers to solve these problems, we cannot be certain that they will be able to manufacture the components to our design and quality specifications.

OUR UNCERTAIN PROSPECTS FOR REVENUES AND EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. We cannot be certain that we will be successful in delivering and receiving payments for any additional MTA systems, or whether we will be able to generate additional sales or achieve a profitable level of operations in the future. We have experienced net losses in each year of our operations. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $27.4 million in the first nine months of 1999. We expect to incur substantial further losses until we make sales on a regular basis. We do not expect to have a profitable fiscal quarter prior to mid-2000, if then. Whether we will achieve additional revenue, or any earnings, will depend upon a number of factors, including:

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

OUR RELIANCE ON THIRD PARTY SUPPLIERS JEOPARDIZES OUR ABILITY TO MEET PRODUCTION SCHEDULES AND TO SATISFY FUTURE CUSTOMER ORDERS. We subcontract the manufacture of substantially all of our hardware components and related materials, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our gallium arsenide integrated circuits primarily from Vitesse Semiconductor Corporation; printed circuit boards from Multilayer Technology, Inc. and AlliedSignal Inc.; flex circuits from Compunetics, Inc.; power supplies from Ascom Energy Systems, Inc.; uninterruptible power supplies from Piller, Inc.; cooling distribution units from C.H. Bull Company; and our CMOS integrated circuits from Taiwan Semiconductor Manufacturing Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the implementation of our CMOS integrated circuits. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

- if a reduction or interruption of supply of our components or materials occurred, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to recommence manufacture of the redesigned components;

- if we were ever unable to locate a supplier for a component or material, we would be unable to assemble and deliver our products;

- one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

- some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well established companies.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE WHICH MAY DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sales of a substantial number of shares of our common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of September 30, 1999, we had outstanding:

-       23,868,402 shares of common stock,

-       warrants to purchase another 14,401,330 shares of common stock,

- 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock, and

- stock options to purchase an aggregate of 3,738,922 shares of common stock.

        As part of the financing completed on June 21, 1999, we issued a warrant to Terren S. Peizer exercisable for a minimum of 1,591,723 shares of common stock, and such number is included in the 14,401,330 shares described above as issuable upon exercise of outstanding warrants. On June 21, 2000, and in certain circumstances prior to that date, such as if we were involved in a merger or similar transaction or if we terminated our relationship with Mr. Peizer, the number of shares subject to this warrant increases to 10% of our issued and outstanding shares, on a fully diluted basis, with certain limited exceptions. If this warrant had been so exercisable as of September 30, 1999, it would have exercisable for a total of 4,445,415 shares.

        Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the option plans are available for sale in the public market, subject in some cases to volume and other limitations.

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may impact market prices.

        In addition, the existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain

'
additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

WE MAY ENGAGE IN ADDITIONAL FINANCINGS THAT MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Our present cash resources and revenue from anticipated sales of MTA systems are sufficient to finance our planned operations into the third quarter of 2000. We may raise funds to cover planned operations until we are cash-flow positive and may raise additional funds in order to enhance our financial position for future operations. If we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of CMOS integrated circuits, as described above, or if we need to purchase inventory to fulfill new purchase orders, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders.

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

        If our common stock were not listed or quoted on another market or exchange, trading of the common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. In addition, a delisting from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange would subject our securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in the common stock and the ability of purchasers of the common stock to sell their securities in the secondary market for an extended period. In addition, if the market price of the common stock falls below $5.00 per share, we may become subject to certain penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While such penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, such rules may further limit the market liquidity of the common stock and the ability of investors to sell the common stock in the secondary market.

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

CERTAIN PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION WHICH IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Certain provisions of our Restated Articles of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that certain investors might be willing to pay in the future for our common stock. For example, our Articles and Bylaws provide for:

        - a staggered Board of Directors, so that only two or three of our seven directors are elected each year;

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K

                None

ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TERA COMPUTER COMPANY

November 15, 1999                       By: /s/ JAMES E. ROTTSOLK
                                           -------------------------------------
                                                James E. Rottsolk
                                                Chief Executive Officer

                                           /s/ KENNETH W. JOHNSON
                                           -------------------------------------
                                               Kenneth W. Johnson
                                               Chief Financial Officer

                                           /s/ PHILISSA SARGIN
                                           -------------------------------------
                                               Philissa Sargin
                                               Chief Accounting Officer