Form 10-K
period 1999-12-31
TERA COMPUTER CO \WA\
filed 2000-03-30
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (206) 701-2000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                       COMMON STOCK , $.01 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X[]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $185,000,000, based upon the last sale price of $6.25 reported for such date on the Nasdaq National Market System.

    As of March 24, 2000, there were 32,372,240 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on May 31, 2000 are incorporated by reference into Part III.

                              TERA COMPUTER COMPANY

                                    FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                             Page
                                                                             ----
                                     PART I

Item 1.    Business                                                            3
Item 2.    Properties                                                         22
Item 3.    Legal Proceedings                                                  22
Item 4.    Submission of Matters to a Vote of Security Holders                22
Item E.O.  Executive Officers of the Company                                  23

                                     PART II

Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters                                                25
Item 6.    Selected Financial Data                                            26
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         33
Item 8.    Financial Statements and Supplementary Data                        33
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             34

                                    PART III

Item 10.   Directors and Executive Officers of the Company                    35
Item 11.   Executive Compensation                                             35
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                     35
Item 13.   Certain Relationships and Related Transactions                     35

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   36

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

   The Company designs, develops and markets high performance general purpose parallel computer systems. Tera's Multithreaded Architecture System ("MTA") system addresses not only a wide range of scientific and engineering applications such as simulation and visualization of complex mechanical and biochemical systems, but also emerging commercial applications such as computer-aided design and visualization, information-on-demand and database mining. The Company believes that its MTA system architecture represents a significant breakthrough in high performance computing that will enable the Company to offer systems with several times the price/performance of currently available commercial high performance computer systems. Typical MTA system configurations are expected to sell for between $5 million and $40 million. The Company installed a two-processor MTA system at the San Diego Supercomputer Center ("SDSC") in April 1998 and recognized its first revenue from product sales. In 1999, the MTA system was upgraded to four-processors and then to eight-processors, and the Company is currently upgrading the MTA system at SDSC to sixteen-processors.

   On March 1, 2000, the Company signed a definitive agreement to acquire the Cray Research supercomputer business unit and the Cray brand name from Silicon Graphics, Inc. The acquisition of the Cray Research unit is subject to customary regulatory approvals, agreement with Silicon Graphics regarding transition issues and other closing conditions, and is expected to close before the end of April 2000. If and when this acquisition is consummated, the Company, which would be renamed "Cray Inc.," and its business operations would change significantly. For further information, see "Agreement to Acquire Cray" below.

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

   A number of computer companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc. and Hewlett-Packard Corporation, have turned to massively parallel processing as a way to achieve greater computational power and improved price/performance. Massively parallel processing enables large numbers of processors to act either concurrently on multiple tasks, or in concert on a single computationally-intensive task. In these systems, each processor is directly connected to its own private memory and the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture can be difficult to program and have limited applicability.

   While some users have developed scientific and engineering software for certain applications on massively parallel systems, it has not been practical for them to migrate a large number of third-party software applications to these systems. The Company believes that the absence of an easy-to-use software development environment has inhibited third-party application programs, which in turn has restricted market acceptance of massively parallel processing systems.

   Users of high performance computer systems therefore have limited choices. Mainframes and vector multiprocessing systems permit a conventional programming environment, but are subject to inherent size limitations and are limited in the number of processors used, while massively parallel processing systems can be difficult or impractical to program and have limited applicability.

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

   The Company believes that establishing a dominant position in the very high performance scientific market should provide it with the necessary foundation and credibility, financial and otherwise, to attract independent software vendors (ISV's) to port their application software to the MTA system. The Company believes that the availability of third-party software should enable it to address effectively the worldwide high performance engineering computer market for applications such as computational fluid dynamics and molecular modeling. For example, the

   Company is porting LS-DYNA, a car-crash simulation code owned by Livermore Software Technology Corporation; Gaussian, a leading molecular modeling code owned by Gaussian, Inc., and, MSC/NASTRAN, a leading structural analysis code used in a wide variety of engineering applications, which is owned by MSC Software Corporation.

   In addition, the Company intends to develop and support, both internally and in cooperation with ISV's, application software to enable the Company to address certain segments of the emerging commercial computer market. See "--Risk Factors--The Absence of Third-Party Application Software Translated to Run on the MTA System Could Adversely Affect Our Ability to Make Commercial Sales."

-   Establish and Leverage Strategic Relationships.

   The Company is establishing strategic relationships with leading participants in various segments of the high performance computer market. The Company believes these relationships should enable it to take advantage of the superior resources, technological capabilities and proprietary positions of these entities in advancing Tera's position in the high performance computer market. Over its history, the Company has received approximately $19.4 million from the Department of Defense Advanced Research Projects Agency ("DARPA") to assist in funding the development of the MTA system. Pursuant to its agreements with DARPA, the Company has exclusive commercial rights to the technical data and computer software developed with this funding. The Company's obligation under this funding has been to use its best efforts to develop the technology, and it is not subject to any penalty or repayment provision if it were unsuccessful.

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

Scalability. The MTA system is designed to use a large number of processors in a single system effectively. The current design is being modified to support systems of up to 256 processors. The next generation MTA system is expected to accommodate several thousand processors.

Multithreaded Architecture. The MTA system architecture supports up to 128 separate threads of execution per processor (over 8,000 threads in a 64-processor system). When a processor dispatches an instruction for the current thread, it instantly switches to the next thread that is ready to continue. The hardware handles this switching automatically, with no intervening machine cycles, resulting in zero switching overhead.

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

Compilers and Runtime System. The MTA system software exploits the speed potential of the hardware without burdening the programmer with the details of how this is accomplished. The MTA system's parallelizing compilers analyze programs written in conventional languages, such as FORTRAN, C or C++, and determine the parts of a program's computations that can be executed simultaneously. The compiler then generates the machine instructions to create separate execution threads for these parallel parts. Tera's runtime system, in conjunction with the system's compilers, automatically distributes and balances the threads in a parallel program to the available processors, and adapts to changing parallelism as the application runs by acquiring and releasing processors. The Tera debugger allows programmers to find mistakes in their applications by displaying and monitoring the instructions and variables in an application program. The debugger is tightly integrated with the compiler and runtime system to allow users to debug parallel programs.

Software Portability. Tera's compilers are designed to compile most programs written for Cray Research's vector multiprocessing systems into parallel programs automatically. Typical scientific applications contain between 10,000 and 1,000,000 lines of source code. It can take years to rewrite a program to run on new hardware, and additional years of testing and use before the code is considered trustworthy enough for actual production work. This portability problem is a major deterrent to the acceptance of any new computer system. To alleviate this problem, Tera has designed its language compilers and libraries to be compatible with those from Cray Research, with the goal that most Cray Research applications can be made to run and produce correct answers very quickly. Performance tuning may take considerably longer.

Operating System. The dominant operating system in high performance computing is UNIX. Tera's operating system, MTX, a fully distributed and symmetric implementation of UNIX, provides high performance network connections and a highly concurrent file system. Both batch processing and interactive processing are supported. Tera has delivered MTX to the San Diego Supercomputer Center, and is integrating more standard UNIX utilities and high performance input/output peripherals and increasing system stability. The Company anticipates that MTX will become commercially stable with sufficient features for the commercial market prior to the end of 2000.

PRODUCTS

    The Company has designed a number of configurations of the MTA system. Each system will be constructed from resource modules with the model number indicating the number of these resource modules, e.g., the MTA-16 model has 16 resource modules. Each resource module contains the following resources:

   -  a computational processor

   -  an input/output processor; and

   -  two memory units.

   Each resource is individually connected to a separate routing node in the MTA system's interconnection network. Each resource connection is designed to be capable of supporting data transfers to and from memory at full processor rate in both directions, as are all of the connections between the network routing nodes themselves.

   The Company built a prototype from production components in late 1996, which was used to verify and debug mechanical components and assembly procedures. In 1997, the Company began construction of its initial production MTA system. In December 1997, the Company installed a single processor MTA system at SDSC. In April 1998, the Company installed a two-processor system at SDSC, which it upgraded in stages to eight-processors in 1999. The Company is upgrading this system to sixteen processors.

   The Company is working on successive product implementations and generations. The Company is currently engaged in a project to move from gallium arsenide integrated circuits to CMOS (complementary metal-oxide silicon) integrated circuits, which will enable the Company to improve system performance and price/performance and lower the cost of entry level systems. The Company is also working on network configurations for very large system sizes. These future products will be designed to enhance the Company's technological position while potentially broadening its market acceptance. The Company believes that denser integrated circuit technology should enable the scaling up of systems to thousands of processors while preserving its uniform shared memory programming model. Finally, the Company may take advantage of the ability of the MTA system to scale down to compete with workstation and other microprocessor-based products either directly or through a relationship with a current participant in that market. See "--Risk Factors -- Our Inability to Overcome the Technical Challenges of Completing the Development of the MTA System Could Cause Our Business to Fail." and "--Our Inability To Complete The Replacement Of Our Current Integrated Circuits With CMOS Integrated Circuits Could Delay Commercial Sales And Resulting Revenues."

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

   While funding for certain defense programs has decreased in recent years, total U.S. government expenditures for high performance computer systems have been augmented by funding under various high performance computing programs. In addition, important areas of civilian research, such as energy and environmental studies, climate modeling and toxic mitigation, are receiving federal funding, and the formerly defense-oriented national research laboratories are in many cases reorganizing for non-military projects. See "--Risk Factors-- Lack of Government Funding for Supercomputer Systems Would Adversely Affect Our Business and Increase Our Capital Requirements."

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

   As third-party application software becomes available on the MTA system, the Company has begun to increase its marketing efforts to the high performance engineering and commercial computer market, where it believes major growth opportunities may exist. This market is more risk-averse than the Company's initial market and the Company does not expect significant sales in this market until the MTA system is well established.

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

   Prospective customers within the United States government include such organizations as the National Science Foundation, the Department of Defense, the National Security Agency, the Department of Energy, the National Aeronautics and Space Administration and the National Institutes of Health. These prospective customers have a number of computationally-intensive applications, including the following:

   -  National security

   -  Severe storm modeling

   -  Earth observation

   -  Climate modeling

   -  Computational fluid dynamics

   -  Human genome sequencing

   -  Military battlefield simulation

   -  Groundwater pollutant transport

   -  Computational biology

   -  Computational chemistry

   The Company intends to market its MTA systems to a wide range of prospective industrial customers with major computationally-intensive, technical computing requirements, including the following:

   -  Automobile crash simulation

   -  Structural analysis

   -  Nuclear reactor design

   -  Drug and chemical design

   -  Petroleum reservoir modeling

   -  Electromagnetic simulation

   -  Multidisciplinary optimization

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

RESEARCH AND DEVELOPMENT

   The Company's primary research and development activities have included the design of the hardware components and software required for its MTA system. The Company's research and development expenses were approximately $13.2 million in 1997, $13.7 million in 1998, and $15.2 million in 1999. The Company believes that its future performance will depend in large part on its ability to design, develop, contract for the manufacture of, and market for, its MTA system. Additionally, the Company must develop ongoing enhancements to its MTA system and its MTX operating system and develop new product generations. Consequently, the Company will be required to continue to devote a substantial portion of its resources to research and development activities.

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

   Hardware. The Company's general strategy is to capitalize on state-of-the-art commercial technology available from third-party suppliers. The Company contracts with Vitesse

Semiconductor Corporation and TriQuint Semiconductor, Inc., for the supply of gallium arsenide wafers and with a limited number of vendors for various printed circuit boards, flex circuits, power supplies, and test and packaging services and purchases other components and services on an as-needed basis. The Company has contracted with Taiwan Semiconductor Manufacturing Company Ltd. as its CMOS foundry. In general, the Company has designed hardware components using such suppliers' tools and procedures. The Company has designed at-speed testers to be used for diagnosis and repair both in assembly and in the field. Component failures are analyzed in cooperation with the supplier of the component to determine the cause and to take corrective action. See "--Risk Factors-- Our Inability to Obtain Acceptable Hardware Components Will Delay Our Development Efforts and Strain Our Financial Resources." and "--Our Reliance on Third Party Suppliers Poses Significant Risks to Our Business and Prospects."

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

   Software. Most of the MTX system software has been designed, and all of it will be maintained, by the Company. Although the Company's MTX operating system is based on UNIX, the kernel and the file system were implemented by the Company to allow much greater parallelism. UNIX utilities are being ported to the MTX system. The Company has licensed certain mathematical library routines from IBM.

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

   The high performance computer market has been dominated by Cray Research. (The Company has signed a definitive agreement to purchase Cray Research. See " -Agreement to Acquire Cray" below.) Other participants in the market include IBM and Japanese companies such as Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. To date, the Japanese suppliers, as a group, have been largely unsuccessful in the U.S. high performance computer market but have been enjoying increasing success in foreign markets. The Company competes with these companies by offering MTA systems with superior performance, together with software compatibility with the installed Cray computer base. See "--Technology--Software Portability." To the extent that all of these companies continue to use vector multiprocessing systems, they remain subject to inherent limitations of vector multiprocessing system performance and on system scalability. See "--High Performance Computer Industry." Each of these competitors, however, has broader product lines and substantially greater engineering, manufacturing, marketing and financial resources than the Company.
   A number of companies, including IBM, Silicon Graphics, Inc., Hitachi,
Ltd., Fujitsu, Ltd., Sun Microsystems, Inc., Hewlett-Packard Corporation and Compaq Computer Corporation, have developed or plan to develop massively parallel systems for the high performance market. Massively parallel systems have been limited in applicability and can be difficult to program, although a breakthrough in architecture or software technology could change this situation. See "--High Performance Computer Industry" and "--Risk Factors-- We May Be Unable to Compete Successfully in the High Performance Computer Market."

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

   Due to the abundance of prior art in the computer sciences, Tera does not expect to acquire broad-based patent protection of its MTA system architecture, although the Company will attempt to obtain patent protection for significant aspects of its MTA system architecture. The Company has one software patent covering certain aspects of compiler optimization, and in 1998 the Company filed another 16 patent applications covering a variety of hardware and software inventions.

EMPLOYEES

   As of December 31, 1999, the Company employed 123 employees (up from 109 at the end of 1998) on a full-time basis, of whom 72 were in engineering, 23 were in manufacturing, 14 were in sales and marketing, and 14 were in administration. The Company also employed four individuals on a part-time or temporary basis or as interns. The Company has no collective bargaining agreement with its employees. The Company has never experienced a work stoppage and management believes that its employee relations are excellent.

RISK FACTORS

   The following factors should be considered in evaluating our business, operations and prospects:

A FAILURE TO INTEGRATE THE PLANNED ACQUISITION OF THE CRAY RESEARCH BUSINESS UNIT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS. If we complete the acquisition of the Cray Research business unit from Silicon Graphics, Inc., the size and geographic dispersion of our workforce and operations will increase significantly. These increases will place a significant strain on our management, financial and other resources. We will need to add new financial and information systems, increase our sales force, renovate existing and find new facilities and successfully separate the Cray operations from those of Silicon Graphics and merge them with our existing operations. We may experience difficulties in integrating Cray's personnel, operations and technologies, and such integration could divert our management's time and resources. Failure to complete this integration successfully could cause us to increase expenditures and adversely affect our revenues.

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

   - unacceptably high prices for those components, with a resulting loss of profitability and loss of competitiveness for our products; and

   - increased demands on our financial resources, requiring additional equity and/or debt financings to continue business operations

   Our suppliers have previously experienced problems in manufacturing MTA system components to our design and quality specifications. In prior years we have been forced to redesign certain components for manufacture by alternative suppliers because our original suppliers were unable to consistently manufacture components of satisfactory quality. In 1999 and previous years, we experienced varying (and sometimes "zero") yields of gallium arsenide integrated circuits, limited and delayed deliveries of such integrated circuits, poor yields on packaged integrated circuits and deliveries of a very limited number of reliable printed circuit boards. Together, these supply constraints caused substantial delays in our ability to deliver the initial MTA system to the San

Diego Supercomputer Center and upgrading that system to larger configurations. Although we are working with our suppliers to solve these problems, there can be no assurance that they will be able to manufacture the components to our design and quality specifications.

OUR UNCERTAIN PROSPECTS FOR REVENUES AND EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. We cannot be certain that we will be successful in delivering and receiving payments for any additional MTA systems, or whether we will be able to generate additional sales or achieve a profitable level of operations in the future. We have experienced net losses in each year of our operations. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998 and $34.5 million in 1999. We expect to incur substantial further losses until we make sales on a regular basis. Whether we will achieve additional revenue, or any earnings, will depend upon a number of factors, including:

   - our ability to assemble production quality MTA systems in commercial quantities;

   -  our ability to achieve broad market acceptance of the MTA system;

   -  the level of revenue in any given period;

   -  the terms and conditions of sale or lease for an MTA system;

   -  the MTA system model or models sold; and

   -  our expense levels and manufacturing costs.

OUR INABILITY TO COMPLETE THE REPLACEMENT OF OUR CURRENT INTEGRATED CIRCUITS WITH CMOS INTEGRATED CIRCUITS COULD DELAY COMMERCIAL SALES AND RESULTING REVENUES. Over the next year we plan to replace in stages most of our gallium arsenide integrated circuits with integrated circuits made of complementary metal-oxide silicon, or CMOS. We believe that CMOS integrated circuits will enable us to offer larger, more cost effective systems. For example, the 24 gallium arsenide integrated circuits on each processor board have been replaced by one CMOS microprocessor. This process requires the redesign of most of our integrated circuits, integrated circuit packages and printed circuit boards, which in turn involves significant effort by our engineers and requires us to devote significant capital for non-recurring engineering expenses, including payments to potential suppliers for design assistance. If we encounter significant problems with this redesign, we may be delayed substantially in delivering larger MTA systems, which would materially and adversely affect the receipt of revenues, working capital and results of operations.

OUR RELIANCE ON THIRD PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. We obtain our CMOS integrated circuits from Taiwan Semiconductor Manufacturing Company and our gallium arsenide integrated circuits from Vitesse Semiconductor Corporation and Tri-Quint Corporation; printed circuit boards from Multilayer Technology, Inc. and Johnson Matthey Advanced Circuits, Inc.; flex circuits from Compunetics, Inc.; power supplies from Ascom Power Supplies, Inc.; uninterruptible power supplies from Piller,

Inc.; and cooling distribution units from C.H. Bull Company. We rely on Cadence Design Systems, Inc., for significant design assistance on the implementation of our CMOS integrated circuits. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

    - if a reduction or interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to recommence manufacture of the redesigned components;

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND COULD HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of the common stock. As of December 31, 1999, we had outstanding:

    -   25,242,527 shares of common stock,

    -   warrants to purchase 13,161,019 shares of common stock,

    - 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock, and

    - stock options to purchase an aggregate of 3,695,346 shares of common stock.

    As part of the financing completed on June 21, 1999, we issued a warrant to Terren S. Peizer, who paid us $200,000 for the warrant, exercisable for a minimum of 1,591,723 shares of common stock, and such number is included in the 13,161,019 shares described above as issuable upon exercise of outstanding warrants. On June 21, 2000, and in certain circumstances prior to that date, such as if we were involved in a merger or similar transaction or if we terminated our relationship with Mr. Peizer, the number of shares subject to this warrant increases to 10% of our issued and outstanding shares, on a fully diluted basis, with certain limited exceptions. If this warrant had been so exercisable as of December 31, 1999, it would have exercisable for a total of 4,439,930 shares.

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

    In addition, the existence of outstanding warrants and options, may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

WE MAY ENGAGE IN ADDITIONAL FINANCINGS WHICH MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Our present cash resources and revenue from anticipated sales of MTA systems are sufficient to finance our planned operations for the next twelve months. Nevertheless, we likely will raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of CMOS integrated circuits, as described above, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders.

OUR INABILITY TO SELL OUR MTA SYSTEMS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR GROWTH PROSPECTS AND FINANCIAL VIABILITY. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments would impair our ability to increase our revenues and would delay profitability, thereby materially and adversely affecting our business and results of operations.

LACK OF GOVERNMENT FUNDING FOR SUPERCOMPUTER SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. The inability of U.S. and foreign government agencies to procure additional very high performance computer systems, due to lack of funding or for any other reason, would materially and adversely affect our business and results of operations. It would also increase our need to raise capital or government funding as a source of revenue. We have targeted U.S. and foreign government agencies and research laboratories for our early sales. Our first sale was to the U.S. National Science Foundation for installation at the San Diego Supercomputer Center. The U.S. Government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. If the U.S. government or foreign governments were to reduce or delay funding of certain high technology programs employing high performance computing, then the potential for sales in one of our target markets would be adversely affected.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE TRANSLATED TO RUN ON THE MTA SYSTEM COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES. In order to make sales in markets beyond the very high performance scientific market, such as government agencies and research laboratories, to engineering and other commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our MTA system. We also plan to modify and rewrite third-party software applications to run on the MTA system ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on the MTA system, and the failure to do so could materially and adversely reduce our revenue and delay profitability.

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

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel.

    We are dependent on Burton J. Smith, our Chief Scientist, and James E. Rottsolk, our Chief Executive Officer and President. The loss of either officer's services could have a material impact on our ability to achieve our business objectives. We are the beneficiary of key man life insurance policies on the lives of Messrs. Smith and Rottsolk in the amount of $2 million and $1 million, respectively. We have no employment contracts with either Mr. Smith or Mr. Rottsolk, or with any other employee.

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

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to, among other factors:

    -   changes in analysts' estimates;

    -   our future capital raising activities;

    -   announcements of technological innovations by us or our competitors; and

    -   general conditions in the high performance computer industry.

    In addition, the stock market is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us.

U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. Government regulates the export of high performance computer systems such as the MTA system. Delay or denial in the granting of any required licenses could materially and adversely affect our ability to make sales to foreign customers thereby eliminating an important source of potential revenue.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to complete development of the MTA system. Once our MTA system is developed, our success will depend in part upon our ability to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH PERFORMANCE COMPUTER MARKET. The performance of our MTA system may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high performance computer systems and price adjustments may materially and adversely affect customer demand for our MTA system.

    Our competitors include established companies that are well known in the high performance computer market and new entrants capitalizing on developments in parallel processing and increased computer performance through networking.

    The high performance computer market is highly competitive and has been dominated by Cray Research, Inc., a subsidiary of Silicon Graphics, Inc. (The Company has signed a definitive agreement to purchase Cray Research. See " -Agreement to Acquire Cray" below.) Other participants in the market include IBM Corporation and Japanese companies such as NEC Corporation, Fujitsu, Ltd., and Hitachi, Ltd. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. A number of companies have developed or plan to develop parallel systems for the high performance computer market. To date, these products have been limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would materially and adversely affect our ability to sell MTA systems and the receipt of revenue.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. In addition, we have 16 patent applications pending and plan to file additional patent applications. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

    Although we are not a party to any present litigation regarding proprietary rights, third parties may assert intellectual property claims against us in the future. Such claims, if proved, could materially and adversely affect our business and results of operations. In addition, even meritless claims would require management attention and would cause us to incur significant expense to defend.

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

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have never paid any dividends on our common stock and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

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

    - a staggered Board of Directors, so that only three of nine directors are elected each year;

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

    - amendments to the Restated Articles of Incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of "continuing directors" (as that term is defined in our Articles;

    - special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

    - special procedures must be followed in order to bring matters before our shareholders at our annual shareholders' meeting; and

    - special procedures must be followed in order for nominating members for election to the Board of Director

AGREEMENT TO ACQUIRE CRAY

    On March 1, 2000, the Company signed a definitive agreement to acquire the Cray Research supercomputer business unit and the Cray brand name from Silicon Graphics, Inc. The agreement consists of a purchase of assets for consideration consisting of $15 million in cash, a nine-month promissory note and 1 million shares of unregistered common stock. The amount of the note will depend on the net book value of certain identified assets purchased and liabilities assumed as of the closing date plus additional share consideration contingent on Tera's share price prior to the closing date. Tera will account for this transaction using the purchase method of accounting. The purchase price will be funded out of current funds and planned future operations. If and when this acquisition is consummated, the Company, which would be renamed "Cray Inc.," and its business operations will change significantly.

    Upon completion of the Cray acquisition, the Company would have nearly 900 employees, an installed base of over 600 computers worldwide, major manufacturing and service capabilities and extensive global customer relationships. It would own three buildings in Chippewa Falls, Wisconsin, lease facilities in Eagan, Minnesota, and own the furniture, equipment, fixtures, inventory, spare parts, ongoing contracts, patents and other intellectual property rights currently associated with the Cray business unit. The Company would be manufacturing, selling and servicing the existing Cray supercomputers, including the Cray SV1, a vector-processing supercomputer, and the T3E, a massively parallel supercomputer. It would also continue the development of the SV2, which is designed to offer next-generation vector processing technology. The acquisition would add nearly 200 employees in Eagan, Minnesota, 300 employees in Chippewa Falls, Wisconsin, 125 employees in field offices in the United States and 150 employees overseas.

    The acquisition of the Cray Research unit is subject to customary regulatory approvals, agreement with SGI regarding transition issues, and other closing conditions and is expected to close before the end of April, 2000. Upon consummation, the Company will file appropriate disclosure documents with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      Our principal executive offices are located in Seattle, Washington, where we lease approximately 85,000 square feet pursuant to a ten-year lease. In June 2000, we are committed to lease an additional 11,000 square feet for a total of approximately 96,000 square feet, and in December 2001 we are committed to lease a total of approximately 132,000 square feet. We have an option to extend the lease for another five years after the initial ten-year term. We expect this space to be adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of 1999.

ITEM E.O.  EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers of the Company as of March 24, 2000 were as follows:

              NAME           AGE                       POSITION
              ----           ---                       --------
        Burton J. Smith       59   Chief Scientist and Director
        James E. Rottsolk     55   Chief Executive Officer, President and Director
        Rene' G. Copeland     52   Vice President - Sales and Marketing
        Kenneth W. Johnson    57   Vice President - Finance, Chief Financial Officer, and Secretary
        Brian D. Koblenz      39   Vice President - Software
        Gerald E. Loe         50   Vice President - Hardware Engineering
        Katherine L. Rowe     43   Vice President - Manufacturing
        Richard M. Russell    55   Vice President - International

    Burton J. Smith has been the Chief Scientist and Director since the Company's inception in 1987. He is a recognized authority on high performance computer architecture and programming languages for parallel computers, and is the principal architect of the MTA system. Prior to co-founding Tera, Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received his S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

   James E. Rottsolk is a co-founder of the Company and has served as its Chief Executive Officer, President and Director since its inception.
Prior to co-founding Tera in 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received his B.A. from St. Olaf College and his A.M. and J.D. degrees from the University of Chicago.

   Rene' G. Copeland joined the Company as Vice President - Sales and Marketing in February 2000. Prior to joining the Company, Mr. Copeland worked at IBM, where he served as the Manager of the World-Wide Manufacturing Segment for the RS6000 SP Supercomputer. Prior to joining IBM in 1998, Mr. Copeland held a variety of senior management, marketing and sales positions at Silicon Graphics, Inc., and Cray Research, Inc.
Mr. Copeland graduated from the U.S. Military Academy at West Point with a B.S. Electrical Engineering, and received a M.B.A. in Finance/Statistics from the University of Chicago Graduate School of Business.

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

   Brian D. Koblenz served as Tera's Group Leader, Languages and Compilers, from 1990 until May 1994, when he assumed his present position as Vice President - Software. Prior to joining the Company, Mr. Koblenz was Principal Software Engineer at Digital Equipment Corporation, from 1986 to 1989. He was lead designer of Digital's high performance vector FORTRAN compiler and participated in the Alpha architecture and VAX vectorization efforts. He received his B.S. from the University of Vermont and his M.S. from the University of Washington.

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

   Richard M. Russell joined the Company as Director of New Business Development in 1995 and was named Vice President - Marketing in March 1998. In February 2000 he was appointed Vice President - International. Prior to joining the Company, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research, Inc. from 1976 through 1990 and Kendall Square Research Corporation from 1991 through 1994. Mr. Russell was educated in England.

   The Company anticipates that it will add additional executive officers upon completion of the acquisition of the Cray business unit.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol TERA; prior to January 20, 1998, our stock was traded on the Nasdaq SmallCap Market. On March 24, 2000, we had 32,372,240 shares of common stock outstanding which were held by approximately 611 holders of record. We have never paid dividends on our common stock, and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

   The quarterly high, low and closing sales prices of our common stock for the periods indicated are as follows:

                                     1998                                  1999
                        -------------------------------       ------------------------------
                          High         Low        Close       High         Low         Close
                        --------     ------      ------       ------      -------      -----
First Quarter           15 10/32     10 1/4      12 3/4       9 3/4       4            7 1/4
Second Quarter          14 1/2        9 5/8      12           7           4 1/2        5 1/2

Third Quarter           12 1/4        6 1/4       7 3/4       6 3/16      2 7/8        4 1/8

Fourth Quarter           8 15/16      5 1/2       6 1/4       5 5/8       2 15/16      4 1/2

On March 24, 2000, the closing sale price for our common stock was $6.25.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

SALES OF UNREGISTERED SECURITIES

    We have reported all sales of its equity securities in 1999 that were not registered under the Securities Act of 1933 in Quarterly Reports on Form 10-Q, except that, in return for services, the Company issued warrants and options to purchase shares of Common Stock for services as follows:

    - On January 1, 1999, in connection with the provision of professional services, we issued options to purchase 4,500 shares of common stock at $7.06 to Alan Honick.

    - On March 15, 1999, in connection with the provision of professional services, we issued options to purchase 80,000 shares of common stock at $5.00 to Denny Miller and Steve McBee.

    - On March 25, 1999, in connection with the provision of professional services, we issued warrants to purchase 100,000 shares of common stock at $7.00 to the Agean Group.

    - On June 4, 1999, in connection with the provision of professional services, we issued options to purchase 600 shares of common stock at $5.00 to Spark, Inc.

    - On June 25, 1999, in connection with the provision of professional services, we issued warrants to purchase 100,000 shares of common stock at $6.00 to Kirlin Securities, Inc.

    - On February 16, February 17, and December 21, 1999, in connection with the provision of professional services, we issued options to purchase 375, 386, and 602 shares, respectively, of common stock at $4.50, $5.00, and $4.16, respectively, to Danner Graves.

    - On January 8, February 5, and March 5, 1999, in connection with the provision of professional services, we issued options to purchase 1,532, 2,057, and 2,087 shares, respectively, of common stock at $1.00 to David Slowinski.

    - On December 20, 1999, in connection with the provision of professional services, we issued warrants to purchase 130,000 shares of common stock at $4.72 to DM Management.

ITEM 6  SELECTED FINANCIAL DATA

    The selected historical financial data as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 are derived from the financial statements and accompanying notes, which have been audited by Deloitte & Touche LLP, independent auditors, Deloitte and Touche LLP's report on such financial statement includes a explanatory paragraph describing an uncertainty about the Company's ability to continue as a going concern. The selected historical financial data as of December 31, 1997, 1996 and 1995 and for each of the years in the two-year period ended December 31, 1996 are derived from financial statements not presented or incorporated by reference. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and the financial statements.

          (In thousands, except per share amounts and Statistical Data)

Years Ended December 31,                   1995        1996        1997         1998         1999
                                         -------       -----     --------      -------      -------
Operating Data:
     Revenue                                                     $     74      $ 1,988      $ 2,114
     Manufacturing Costs and
       Inventory Adjustments                                                     2,528        6,977
     Inventory Obsolescence Charge                                                            6,589
     Research and Development (1)          4,483      10,319       13,198       13,664       15,216
     Net Loss                              5,646      12,077       15,755       19,804       34,532
     Loss for Common Stock                 5,646      18,806       18,672       20,737       34,647
     Loss per Common Share               $  2.13     $  3.53     $   2.13      $  1.70      $  1.74
     Weighted Average
       Outstanding Shares                  2,646       5,321        8,785       12,212       19,906

Balance Sheet Data:
     Cash and Cash Equivalents           $ 4,285     $   929     $ 13,329      $ 3,162      $10,069
     Working Capital                       2,642         (22)      14,342        7,269        9,207
     Capital Leases, Long-term Portion       419         114          532          573          390
     Notes Payable, Long-term Portion                                                         1,022
     Total Assets                          7,269       4,617       20,859       20,288       23,410
     Redeemable Securities                                          9,478
     Shareholders' Equity                  4,092       1,128        6,368       11,889       14,307

Statistical Data:
     Number of Full-time Employees            66          61           84          109          123

(1) The Company received Research Funding, which has been recorded as an offset to its Research and Development expenses, of $2,196 in 1995, $185 in 1996, $349 in 1997, $253 in 1998 and $72 in 1999.

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

   On March 1, 2000, the Company signed a definitive agreement to acquire the Cray Research supercomputer business unit and the Cray brand name from Silicon Graphics, Inc. The acquisition of the Cray Research unit is subject to customary regulatory approvals and is expected to close before the end of April 2000. If and when this acquisition is consummated, the Company, which would be renamed "Cray Inc.," and its future business operations would change significantly. For further information, see "Business-Agreement to Acquire Cray" above.

OVERVIEW

    We had an accumulated net loss of approximately $97.1 million as of December 31, 1999. Our funding through the end of 1999 has been primarily from the sale of approximately $108.5 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.4 million, and revenue of approximately $4.2 million.

    We have experienced net losses in each year of operations and expect to incur substantial further losses until we make additional sales, and possibly thereafter. In April 1998, we recognized our first revenue from product sales with our delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). We upgraded the MTA system at SDSC in 1999, first to four-processors and then to eight processors and are further upgrading the system to sixteen processors. See "Business--Risk Factors--Failure to Complete Development of a Commercially Acceptable MTA System Would Jeopardize Our Viability" and "Business--Strategy."

    We recognize revenue from sales of MTA systems upon acceptance of the system by the customer, although depending on sales contract terms, revenue may be recognized upon shipment or deferred until clarification of funding; we recognize revenue from the maintenance of the MTA system ratably over the term of each maintenance agreement and service revenue as services are performed.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999.

    REVENUE. We had revenue in 1999 of approximately $2.1 million, up slightly from $2.0 million in 1998 and $73,500 in 1997. 1998 revenues included $1.3 million from the sale of the two-processor MTA system to SDSC, our first revenue from product sales, and 1999 revenues included $1.8 million from the upgrade of the MTA system at SDSC to four and then eight processors. We had contract revenue of $320,000 in 1999, $714,000 in 1998, and $73,500 in 1997. Our contract revenue resulted from our subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. This contract expired on June 30, 1999. We also anticipate receiving revenue in 2000 from the upgrade of the MTA system at SDSC to 16-processors, and from other sales to potential customers in 2000, although we currently have no contracts or purchase orders for such sales other than the delivery of the 16-processor unit to SDSC. See "Business--Risk Factors."

    OPERATING EXPENSES. Cost of revenue from product sales was high in 1998 and 1999 as a percentage of the revenue due to favorable pricing terms provided to SDSC and the inclusion of costs of system infrastructure to support a full 16-processor MTA system. The cost of contract revenue in 1999 was 85% of contract revenue, an increase from 82% in 1998, due to increased services performed by our subcontractors.

   In the third quarter of 1998, we began incurring manufacturing costs reflecting our progress to commercial production. These costs include personnel costs and allocated overhead for our manufacturing group, production expenses not directly related to cost of sales for delivered systems, and inventory adjustments, such as revaluations and cost variations arising from changes in production yields, inventory obsolescence, inventory consumed as part of the manufacturing process and capitalized manufacturing labor and overhead costs. Manufacturing costs totaled $2.5 million for the third and fourth quarters ended December 31, 1998, including personnel costs and allocated overhead of $1.4 million, production expenses of $410,000 and net inventory adjustments of $697,000, with $1.8 million of inventory obsolescence and consumed inventory partially offset by favorable cost variations and capitalized costs. Manufacturing costs and inventory adjustments were $7.0 million for the year ended December 31, 1999, including personnel costs and allocated overhead of $3.5 million, production expenses of $1.1 million, and net inventory adjustments of $2.4 million, with $2.2 million of inventory obsolescence and $540,000 of adverse cost variations, partially offset by $320,000 of capitalized costs.

   During 1999 the Company incurred inventory obsolescence charges totaling $6.6 million due to a non-cash reserve for gallium arsenide processors, integrated circuits and associated components and parts. Because of the successful initial testing of CMOS (complementary metal-oxide silicon) processor and memory controller integrated circuits, the Company will not ship these parts. Of this amount, $6.1 million was deducted from inventory and $460,000 were recorded in accounts payable for parts we are contractually required to purchase. This charge was separately reported on the Statements of Operations due to its significance.

   Research and development expenses constitute the largest portion of our operating expenses, and include costs associated with the development of the MTA system, including personnel expense, depreciation and lease expense on facilities and equipment, nonrecurring engineering, software and hardware costs, less amounts we receive for research funding. Research and development expenses increased from $13.2 million in 1997 to $13.7 million in 1998, and to

$15.2 million in 1999, an increase of 3% in 1998 over 1997, and an increase of 11% in 1999 over 1998. The increase in 1998 and 1999 would have been greater except for the incurring of manufacturing costs and inventory adjustments beginning in mid-1998, as discussed above.

   Research and development expenses for 1997 included a $832,000 charge as compensation expense related to certain performance-based stock options; without that charge, 1997 research and development expenditures would have been approximately $12.8 million.

   Salaries, benefits and allocated overhead for research and development increased from $7.3 million in 1997 (excluding the compensation expense for performance-based stock options) to $8.0 million in 1998, and increased to $10.1 million, largely reflecting higher wages and increased operating costs in 1999.

   Engineering expenses, consisting of payments to third parties for services and products, were $3.2 million in 1997, $3.1 million in 1998 and $3.9 million in 1999. Engineering expenses remained fairly consistent between 1997 and 1998, and increased by $800,000 in 1999. We spent approximately $1.2 million in 1997, $1.7 million in 1998 and $2.2 million in 1999 on the conversion from gallium arsenide integrated circuits to CMOS integrated circuits, primarily for design services from Cadence Design Services, Inc.

   While we expect that research and development expenditures will continue to be a major expense, they are expected to decrease as a percentage of total operating expenses and will generally include expenditures related to modification of the current MTA system, research and development related to the next generation MTA system and related software development, including personnel expense, depreciation and lease expense on facilities and equipment.

   Marketing and sales expense has increased from $1.1 million in 1997 to $1.8 million in 1998 and to over $2.5 million in 1999, an increase of 63% in 1998 over 1997 and an increase of 38% in 1999 over 1998. We have continued to increase sales and customer support staff and expenditures in connection with sales and marketing, benchmarks and development of third party applications software. The increase in expenditures in 1998 over 1997 was largely due to the impact of a two-person, branch sales office in Japan and addition of a third U.S. salesperson in the fourth quarter of 1997. The increase in these expenses for 1999 over 1998 was due largely to increased personnel in our applications group and higher operating costs and wages. We expect that we will continue to increase our marketing and sales activities as we build larger MTA systems for sale to industrial and commercial customers.

   Our general and administrative expenses have increased each year consistent with expansion of our infrastructure. These expenses were $1.6 million in 1997, $2.1 million in 1998 and $3.1 million in 1999, an increase of 31% in 1998 over 1997 and a further 47% increase in 1999 over 1998. The increase in expenditures in 1998 over 1997 was primarily due to additional staff and further increases in legal, investor relations, stock transfer and other costs associated with being a publicly owned company. The increase in these expenses for 1999 over 1998 was due largely to non-cash expenses of approximately $550,000 associated with the provision of warrants and options for consulting services; increased investment relations and shareholder costs; and higher wages and operating costs. General and administrative expenses are expected to increase commensurate with the growth in our operations.

   OTHER INCOME (EXPENSE). Other income (expense) for 1998 increased $76,000, or 75%, to $177,000, and for 1999 decreased by $562,000, or 317%, to ($384,000).
Interest income for 1998 increased $153,000, or 71%, to $366,000, and for 1999 increased $171,000, or 46%, to $537,000, reflecting the Company's increased cash position due to the sales of equity securities throughout 1998 and 1999.

   Interest expense for 1998 increased $70,000, or 64%, to $188,000, and for 1999 increased $627,000, or 333% to $815,000. The increase in 1998 was largely due to a fully utilized lease line of credit. The 1999 increase in interest expense was due to $269,000 of interest paid on bank lines and leases for capital equipment, a non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999 and a non-cash expense of $268,000 for the value of detachable warrants issued in conjunction with the convertible promissory notes.

   TAXES. We made no provision for federal income taxes in 1997, 1998 or 1999 as we have continued to incur net operating losses. As of December 31, 1999, the Company had net operating loss carry-forwards of approximately $88.3 million which expire in years 2003 through 2019, if not utilized. Our net operating loss carry-forwards and certain other tax attributes (including research credits of approximately $3.0 million at December 31, 1999) would be limited to an annual utilization for losses and credits for periods prior to 1996 of approximately $700,000. We estimate that the net operating loss carryforwards incurred prior to March 1999 are limited to an annual utilization of approximately $5,000,000. This limitation may result in the expiration of net operating losses and credits before utilization.

   PREFERRED STOCK. In the second quarter of 1999, all of our outstanding preferred stock was converted to common stock. The dividends for 1998 were accrued on our Series A Convertible Preferred Stock, and were higher than that accrued during the comparable period of 1999 because we had more shares of Preferred Stock then outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception in 1987 through December 31, 1999, our principal sources of liquidity have been net proceeds from the sale of equity securities totaling $108.5 million, DARPA research funding and subcontracts totaling $19.4 million and revenue of approximately $4.2 million. At December 31, 1999, we had $10.1 million in unrestricted cash and had no bank line of credit.

   During 1999, we spent approximately $26.2 million of cash on operating activities, up from $22.9 million in 1998 and $17.7 million in 1997. During 2000, our operating activity expenses will depend primarily upon personnel costs, the cost of inventory and third party engineering expenses related to future implementations of the MTA system, and the conversion to CMOS technology. Our overall wages and benefits increased from $6.2 million in 1997 to $9.2 million in 1998 and to $11.0 million in 1999. We expect that personnel costs will continue to increase in 2000, although not as rapidly as in 1997, 1998 and 1999 as we have slowed the growth of personnel pending the receipt of additional sales orders. Similarly, we expect inventory costs to decrease in 2000, since we plan only modest inventory additions pending receipt of purchase orders. In 1999, we incurred third party engineering expenses related to the CMOS implementation of the MTA system of $2.5 million.

   Net cash used in investing activities was approximately $427,000 for the year ended December 31, 1999, compared to $2.1 million for the year ended December 31, 1998 and $1.5 million for the year ended December 31, 1997. The decrease was due primarily to approximately $1.2 million of fixed assets purchased through capital leases and notes payable in 1999.

   Net cash provided by financing activities was $33.5 million for the year ended December 31, 1999, compared to $14.8 million for the year ended December 31, 1998, and $31.6 million for the year ended December 31, 1997. The increase in 1999 over 1998 was due primarily to net proceeds from the issuance of common stock of $33.5 million during 1999, compared to $8.9 million during 1998, and to the issuances of debt of $1.9 million in March 1999 (all of which was exchanged for common stock in June 1999).

In February 2000, we raised approximately $24.2 million, net of expenses of approximately $1.85 million, in a private placement of common stock. We have also received to date in the first quarter of 2000 approximately $9.0 million from the exercise of warrants covering 1,872,537 shares of common stock. Management believes that our present cash resources and revenue from anticipated sales of MTA systems are sufficient to finance our planned operations for the next twelve months. If we complete the acquisition of the Cray Research business unit, which will require us to pay $15 million of cash at the closing and the issuance of a nine-month promissory note, we believe our present cash resources and our anticipated revenue from sales of Cray products and MTA systems and maintenance services likewise will be sufficient to finance our planned operations for the next twelve months,including the acquisitions costs. Nevertheless, we likely will raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if we were not able to complete development of a commercially acceptable MTA system, obtain acceptable hardware components or complete the replacement of CMOS integrated circuits, or if anticipated sales of Cray products were delayed, as described above, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. See "Business--Risk Factors--We May Engage in Additional Financings Which May Be Dilutive to Existing Shareholders."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper, with maturities of less than 90 days, which are held to maturity. Accordingly we believe that the market risk arising from our holdings of these financial instruments is minimal. All of our current contract payments are payable in U.S. dollars, and consequently we do not have any foreign currency exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS*

Balance Sheets at December 31, 1998 and December 31, 1999..........................    F1
Statements of Operations for each of the three years in the
       period ended December 31, 1999..............................................    F2
Statements of Shareholders' Equity for each of the three years in the
       period ended December 31, 1999..............................................    F3
Statements of Cash Flows for each of the three years in the
       period ended December 31, 1999..............................................    F4
Notes to Financial Statements......................................................    F5
Independent Auditors' Report.......................................................   F19

----------

* The Financial Statements are located following page 43.

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

   The following table presents unaudited quarterly financial information for the two years ended December 31, 1999. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                  1998                                           1999
                              --------------------------------------------    ---------------------------------------------
For the Quarter Ended:          3/31        6/30        9/30       12/31        3/31        6/30        9/30        12/31
                              --------    --------    --------    --------    --------    --------    --------     --------
Revenue                       $     21    $  1,527    $    232    $    208    $    661    $    260    $    850     $    343

Cost of Sales                       16       1,429         209         161         621         142         972          135

Manufacturing Costs and
    Inventory Adjustments                                  920       1,608       2,390       1,643       1,626        1,314

Inventory Obsolescence Charge                                                                            6,441          148

Research and Development         4,286       3,513       2,319       3,546       3,033       3,686       4,752        3,744

Marketing and Sales                410         374         484         562         632         545         611          728

General and Administrative         475         505         516         635         465         638         551        1,437

Net Loss                        (5,061)     (4,299)     (4,154)     (6,290)     (6,811)     (6,672)    (13,934)      (7,114)

Amortization of Preferred
    Stock Dividend                                        (465)

Loss for Common Stock           (5,191)     (4,393)     (4,760)     (6,392)     (6,881)     (6,717)    (13,934)      (7,114)

Loss Per Common Share,
    Basic and Diluted         $  (0.46)   $  (0.37)   $  (0.39)   $  (0.47)   $  (0.47)   $  (0.40)   $  (0.59)    $  (0.29)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Certain information required by Part III is omitted from this Report as the Company will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 31, 2000, pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information with respect to Directors may be found under the captions "The Board of Directors" and "Proposal 1: Election of Three Directors" in the Company's Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 23 and 24 hereof, under the caption "Executive Officers of the Company." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Information About Our Common Stock Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information in the Proxy Statement set forth under the captions "How We Compensate Directors," "How We Compensate Executive Officers," "The Board of Directors" and "The Committees of the Board" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in the Proxy Statement set forth under the caption "Information About Our Common Stock Ownership" is incorporated herein by reference.

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

     4.2      Statement of Rights and Preferences of the Series B Convertible
              Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on June 30, 1998 (8)

     4.3 Subscription Agreement, as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch
              Industries, Inc. (9)

     4.4      Form of Warrant Issued by the Company to Advantage Fund II Ltd.
              and to Koch Industries, Inc. (10)

     4.5      Amendment to Subscription Agreement, dated as of September 30,
              1998, by and between the Company and each of Advantage Fund II
              Ltd. and Koch Industries, Inc. (9)

     4.6      Waiver Agreement, dated as of December 23, 1997, between the
              Company and Advantage Fund II Ltd. (9)

     4.7      Waiver Agreement, dated as of December 23, 1997, between the
              Company and Genesee Fund Limited - Portfolio B (9)

     4.8 Waiver Agreement, dated as of June 30, 1998, between the Company and Advantage Fund II Ltd. (9)

     4.9 Waiver Agreement, dated as of June 30, 1998, between the Company and Genesee Fund Limited - Portfolio B (9)

    4.10 Subscription Agreement, dated as of December 16, 1998, by and between the Company and each of Genesee Fund Limited - Portfolio
              B and Koch Industries, Inc. (11)

    4.11      Amendment Agreement, dated as of March 22, 1999, by and among
              Registrant, Advantage Fund II Ltd. And Koch Industries, Inc.
              (11)

    4.12 Amendment Agreement, dated as of March 22, 1999 by and among Registrant, Genesee Fund Limited - Portfolio B and Koch
              Industries, Inc. (11)

    4.13      Form of Warrant issuable to Advantage Fund II Ltd., Genesee Fund
              Limited - Portfolio B, and Koch Industries, Inc. (11)

    4.14 Market Sales Agreement, dated as of March 22, 1999, by and between Registrant and each of Advantage Fund II Ltd. And Genesee
              Fund limited - Portfolio B (11)

    4.15 Form of Purchase Agreement, dated as of June 18, 1999, between the Company and the investors in the June 1999 Private
              Placement (the "Investors"). (13)

    4.16      Form of Warrant, dated June 21, 1999, issued to the Investors.(13)

    4.17 Form of Registration Rights Agreement, dated as of June 21, 1999, between the Company and the Investors.(13)

    4.18      Amendment Agreement, dated as of June 17, 1999, between the
              Company and the Banca del Gottardo.(13)

    4.19 Amendment Agreement, dated as of June 18 1999, among the Company and Advantage Fund II Ltd, Genesee Fund Limited - Portfolio B, and Koch Industries, Inc.(13)

    4.20 Registration Rights Agreement, dated as of June 21, 1999, among the Company and Advantage Fund II Ltd., Genesee Fund Limited -
              Portfolio B, and Koch Industries, Inc.(13)

    4.21      Warrant, dated June 21, 1999, issued to Terren S. Peizer.(13)

   10.1       1988 Stock Option Plan (2)

   10.2       1993 Stock Option Plan (2)

   10.3       1995 Stock Option Plan (2)

   10.4       1995 Independent Director Stock Option Plan (2)

   10.5       1999 Stock Option Plan (14)

   10.6 Agreement between the Defense Advanced Research Projects Agency and the Company, Contract No. MDA972-95-C-0003, dated February
              23, 1995 (3)

   10.7 Cooperative Research and Development Agreement No. TC-695-93 between Regents of the University of California and the Company, dated July 15, 1994 (2)

   10.8 Agreement between Cadence Design Systems, Inc. and the Company entitled "Statement of Work for Gate Array and Standard Cell
                Place and Route," dated May 30, 1995 (3)

   10.9         Agreement between the Advanced Research Projects Agency and the
                Company, Contract No. DABT63-95-C-0096, dated September 27, 1995
                (5)

  10.10         Cooperative Agreement between The Regents of the University of
                California, University of California, San Diego and the Company, dated November 11, 1996 (6)

  10.11         Subcontract Agreement between The Regents of the University of
                California and the Company, effective July 1, 1997 (12)

  10.12 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (12)

  10.13 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation(9)

  10.14 Form of Management Continuation Agreement between the Company and each of its executive officers and corporate scientists (15)

   23.1         Independent Auditors' Consent

   27.1         Financial Data Schedule

----------

(1) Incorporated by reference to Form 8K as filed with the Commission on July 21, 1999.

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

(13) Incorporated by reference to Form 8K as filed with the Commission on June 30, 1999.

(14) Incorporated by reference to the amended Schedule 14A, as filed with the Commission on April 22, 1999.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K in the fourth quarter of 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on March 30, 2000.

                                       TERA COMPUTER COMPANY

                                       By /s/ JAMES E. ROTTSOLK
                                          --------------------------------------
                                          James E. Rottsolk
                                          Chief Executive Officer
                                          and President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 30, 2000.

               Signature                           Title
By /s/ JAMES E. ROTTSOLK                           Chief Executive Officer,
   ---------------------------------               President and Director
   James E. Rottsolk

By /s/ BURTON J. SMITH                             Chief Scientist and Director
   ---------------------------------
   Burton J. Smith

By /s/ TERREN S. PEIZER                            Chairman of the Board of Directors
   ---------------------------------
   Terren S. Peizer

By /s/ KENNETH W. JOHNSON                          Chief Financial Officer
   ---------------------------------
   Kenneth W. Johnson

By /s/ PHILISSA SARGIN                             Chief Accounting Officer
   ---------------------------------
   Philissa Sargin

By /s/ DAVID N. CUTLER                             Director
   ---------------------------------
   David N. Cutler

By /s/ DANIEL J. EVANS                             Director
   ---------------------------------
   Daniel J. Evans

By /s/ KENNETH W. KENNEDY                          Director
   ---------------------------------
   Kenneth W. Kennedy

By /s/ STEPHEN C. KIELY                            Director
   ---------------------------------
   Stephen C. Kiely

By     /s/ DEAN D. THORNTON                        Director
   ---------------------------------
           Dean D. Thornton

By    /s/ JOHN W. TITCOMB, JR.                     Director
   ---------------------------------
          John W. Titcomb, Jr.

                                  EXHIBIT INDEX

     3.1      Restated Articles of Incorporation (1)

     3.2      Restated Bylaws (1)

     4.1      Statement of Rights and Preferences of the Series A Convertible
              Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on December 23, 1997 (7)

     4.2      Statement of Rights and Preferences of the Series B Convertible
              Preferred Stock of the Company, as filed with the Secretary of State of the State of Washington on June 30, 1998 (8)

     4.3 Subscription Agreement, as of September 30, 1998, by and between the Company and each of Advantage Fund II Ltd. and Koch
              Industries, Inc. (9)

     4.4      Form of Warrant Issued by the Company to Advantage Fund II Ltd.
              and to Koch Industries, Inc. (10)

     4.5      Amendment to Subscription Agreement, dated as of September 30,
              1998, by and between the Company and each of Advantage Fund II
              Ltd. and Koch Industries, Inc. (9)

     4.6      Waiver Agreement, dated as of December 23, 1997, between the
              Company and Advantage Fund II Ltd. (9)

     4.7      Waiver Agreement, dated as of December 23, 1997, between the
              Company and Genesee Fund Limited - Portfolio B (9)

     4.8 Waiver Agreement, dated as of June 30, 1998, between the Company and Advantage Fund II Ltd. (9)

     4.9 Waiver Agreement, dated as of June 30, 1998, between the Company and Genesee Fund Limited - Portfolio B (9)

    4.10 Subscription Agreement, dated as of December 16, 1998, by and between the Company and each of Genesee Fund Limited - Portfolio
              B and Koch Industries, Inc. (11)

    4.11      Amendment Agreement, dated as of March 22, 1999, by and among
              Registrant, Advantage Fund II Ltd. And Koch Industries, Inc.
              (11)

    4.12 Amendment Agreement, dated as of March 22, 1999 by and among Registrant, Genesee Fund Limited - Portfolio B and Koch
              Industries, Inc. (11)

    4.13      Form of Warrant issuable to Advantage Fund II Ltd., Genesee Fund
              Limited - Portfolio B, and Koch Industries, Inc. (11)

    4.14 Market Sales Agreement, dated as of March 22, 1999, by and between Registrant and each of Advantage Fund II Ltd. And
              Genesee Fund limited - Portfolio B (11)

    4.15 Form of Purchase Agreement, dated as of June 18, 1999, between the Company and the investors in the June 1999 Private
              Placement (the "Investors"). (13)

    4.16      Form of Warrant, dated June 21, 1999, issued to the Investors.(13)

    4.17 Form of Registration Rights Agreement, dated as of June 21, 1999, between the Company and the Investors.(13)

    4.18      Amendment Agreement, dated as of June 17, 1999, between the
              Company and the Banca del Gottardo.(13)

    4.19 Amendment Agreement, dated as of June 18 1999, among the Company and Advantage Fund II Ltd, Genesee Fund Limited - Portfolio B, and Koch Industries, Inc.(13)

    4.20 Registration Rights Agreement, dated as of June 21, 1999, among the Company and Advantage Fund II Ltd., Genesee Fund Limited -
              Portfolio B, and Koch Industries, Inc.(13)

    4.21      Warrant, dated June 21, 1999, issued to Terren S. Peizer.(13)

   10.1       1988 Stock Option Plan (2)

   10.2       1993 Stock Option Plan (2)

   10.3       1995 Stock Option Plan (2)

   10.4       1995 Independent Director Stock Option Plan (2)

   10.5       1999 Stock Option Plan (14)

   10.6 Agreement between the Defense Advanced Research Projects Agency and the Company, Contract No. MDA972-95-C-0003, dated February
              23, 1995 (3)

   10.7 Cooperative Research and Development Agreement No. TC-695-93 between Regents of the University of California and the Company, dated July 15, 1994 (2)

   10.8 Agreement between Cadence Design Systems, Inc. and the Company entitled "Statement of Work for Gate Array and Standard Cell
                Place and Route," dated May 30, 1995 (3)

   10.9         Agreement between the Advanced Research Projects Agency and the
                Company, Contract No. DABT63-95-C-0096, dated September 27, 1995 (5)

   10.10         Cooperative Agreement between The Regents of the University of
                California, University of California, San Diego and the Company, dated November 11, 1996 (6)

   10.11        Subcontract Agreement between The Regents of the University of
                California and the Company, effective July 1, 1997 (12)

   10.12 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (12)

   10.13 Agreement, dated as of October 1, 1998, by and between the Company and Unisys Corporation (9)

   10.14 Form of Management Continuation Agreement between the Company and each of its executive officers and corporate scientists (15)

   23.1         Independent Auditors' Consent

   27.1         Financial Data Schedule

(1) Incorporated by reference to Form 8K as filed with the Commission on July 21, 1999.

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

(13) Incorporated by reference to Form 8K as filed with the Commission on July 21, 1999.

(14) Incorporated by reference to the amended Schedule 14A, as filed with the Commission on April 22, 1999.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

TERA COMPUTER COMPANY

BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
===============================================================================

                                                                                DECEMBER 31,          DECEMBER 31,
                                                                                    1998                  1999
                                                                                ------------         -------------
Assets
Current assets:

   Cash and cash equivalents                                                    $  3,161,867         $  10,069,355
   Restricted cash                                                                                       1,131,583
   Accounts receivable                                                               378,933               300,682
   Related party receivable                                                          306,819               340,634
   Inventory                                                                      10,246,029             4,513,013
   Advances to suppliers                                                             415,834               111,558
   Prepaid expenses and other assets                                                 585,008               431,680
                                                                                ------------         -------------
Total current assets                                                              15,094,490            16,898,505

Property and equipment, net                                                        4,501,613             5,828,712

Lease deposits                                                                       537,101               496,788
Other long-term assets                                                               155,033               186,471
                                                                                ------------         -------------
Total assets                                                                    $ 20,288,237         $  23,410,476
                                                                                ============         =============
Liabilities and Shareholders' Equity
Current liabilities:

   Accounts payable                                                             $  5,470,617         $   4,365,646
   Accrued payroll and related expenses                                            1,544,056             2,147,195
   Accrued interest                                                                                          9,886
   Deferred revenue                                                                   19,178                68,045
   Contract adjustment reserve                                                       250,000               200,455
   Current portion of obligations under capital leases                               542,045               611,585
   Current portion of notes payable                                                                        288,865
                                                                                ------------         -------------
Total current liabilities                                                          7,825,896             7,691,677

Obligations under capital leases
   less current portion                                                              573,054               390,250

Notes payable, less current portion                                                                      1,021,732

Commitments and contingencies

Shareholders'  equity:
   Preferred Stock, par $.01 - Authorized, 5,000,000 shares;
      issued and outstanding, 6,000 and 0 shares of Series B Convertible           5,674,406
   Common Stock, par $.01 - Authorized, 50,000,000 shares;
      issued and outstanding, 14,204,430 and 25,211,872 shares                    68,744,437           111,442,905
   Preferred stock dividend distributable                                             75,000
   Accumulated deficit                                                           (62,604,556)          (97,136,088)
                                                                                ------------         -------------
Total shareholders' equity                                                        11,889,287            14,306,817
                                                                                ------------         -------------
Total liabilities and shareholders' equity                                      $ 20,288,237         $  23,410,476
                                                                                ============         =============

See accompanying notes.

TERA COMPUTER COMPANY

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
================================================================================

                                                        1997             1998             1999
                                                    ------------     ------------     ------------
Revenue:
   Product and other revenue                        $                $  1,274,323     $  1,794,133
   Contract revenue                                       73,531          713,670          319,709
                                                    ------------     ------------     ------------
                                                          73,531        1,987,993        2,113,842
Operating expenses:
   Cost of product and other revenue                                    1,231,494        1,597,785
   Cost of contract revenue                               51,891          584,045          272,506
   Manufacturing costs and inventory adjustments                        2,528,124        6,977,537
   Inventory obsolescence charge                                                         6,589,356
   Research and development                           13,197,378       13,664,227       15,215,942
   Marketing and sales                                 1,119,431        1,830,457        2,516,957
   General and administrative                          1,561,145        2,131,261        3,091,054
                                                    ------------     ------------     ------------
                                                      15,929,845       21,969,608       36,261,137
                                                    ------------     ------------     ------------
Loss from operations                                 (15,856,314)     (19,981,615)     (34,147,295)

Other income(expense)                                    101,085          177,377         (384,237)
                                                    ------------     ------------     ------------
Net loss                                             (15,755,229)     (19,804,238)     (34,531,532)

Preferred stock dividend                                 (89,964)        (467,657)        (115,341)
Amortization of preferred stock discount              (2,827,242)        (464,733)
                                                    ------------     ------------     ------------
Loss for common stock                               $(18,672,435)    $(20,736,628)    $(34,646,873)
                                                    ============     ============     ============
Loss per common share, basic and diluted            $      (2.13)    $      (1.70)    $      (1.74)
                                                    ============     ============     ============
Weighted average shares outstanding, basic
   and diluted                                         8,784,943       12,211,872       19,906,024
                                                    ============     ============     ============

See accompanying notes.

TERA COMPUTER COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY
PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1999
================================================================================


                                                          Series B Convertible
                                                             Preferred Stock               Common Stock
                                                         -----------------------     --------------------------
                                                         Number of                    Number of
                                                           Shares      Amount          Shares          Amount
                                                         ---------   -----------     ----------     ------------
BALANCE,  January 1, 1997                                            $                6,496,815     $ 28,173,150
    Exercise of stock options                                                           151,026        1,244,136
    Exercise of warrants                                                                198,729          118,125
    Private placement, net of
       issuance costs of $62,135                                                        299,333        1,060,405
    Issuance of shares under Employee
       Stock Purchase Plan                                                               40,736          192,661
    Exercise of redeemable stock purchase
        warrants net of issuance costs of $66,989                                     2,838,665       10,585,646
    Conversion of Series B preferred shares                                             740,266        2,814,386
    Issuance of common stock for services                                                 4,000           17,500
    Conversion of Series C preferred shares                                             478,526        4,962,171
    Net loss
                                                         -------     -----------     ----------     ------------
BALANCE,  December 31, 1997                                                          11,248,096       49,168,180
    Exercise of stock options                                                           153,234          219,629
    Exercise of warrants                                                                433,376          124,946
    Issuance of shares under Employee
       Stock Purchase Plan                                                               29,820          271,085
    Issuance of common stock for
       leasehold improvements                                                           175,975        1,313,653
    Issuance of common stock for services                                                 2,500           27,265
    Common stock issued in private placement                                            800,000        8,000,000
    Issuance of common stock for
       prepaid rent                                                                      12,982           96,911
    Conversion of Series A redeemable preferred shares                                1,342,123        9,477,709
    Issuance of Series B preferred stock,
       net of issuance costs of $325,594                   6,000       5,674,406
    Issuance of common stock for
       accrued dividends                                                                  6,324           45,059
    Preferred stock dividend
    Net loss
                                                         -------     -----------     ----------     ------------
BALANCE,  December 31, 1998                                6,000       5,674,406     14,204,430       68,744,437
   Exercise of stock options                                                            112,397           54,780
   Exercise of warrants                                                               1,374,975           13,704
   Issuance of shares under Employee
     Stock Purchase Plan                                                                 54,516          270,158
   Preferred stock dividend distributed
     in common stock                                                                     36,043          190,341
   Common stock issued in private
     placements, net of issuance costs
     of $1,378,269                                                                    7,685,193       33,148,034
   Beneficial conversion feature in notes
     and interest expense recognized on
     warrants                                                                                            594,623
  Conversion of Series B preferred shares                 (6,000)     (5,674,406)     1,274,857        5,559,065
   Issuance of shares under Company
    401(k) Plan                                                                          35,876          143,504
   Options issued for services                                                                            76,916
   Warrants issued for services                                                                          602,015
   Common stock issued in exchange
     for notes                                                                          433,585        2,045,328
   Net loss
                                                         -------     -----------     ----------     ------------
BALANCE, December 31, 1999                                           $               25,211,872     $111,442,905
                                                         =======     ===========     ==========     ============

                                                         Preferred
                                                           Stock         Accumulated
                                                          Dividend          Deficit             Total
                                                         ----------      -------------      ------------
BALANCE,  January 1, 1997                                $               $(27,045,089)      $ 1,128,061
    Exercise of stock options                                                                 1,244,136
    Exercise of warrants                                                                        118,125
    Private placement, net of
       issuance costs of $62,135                                                              1,060,405
    Issuance of shares under Employee
       Stock Purchase Plan                                                                      192,661
    Exercise of redeemable stock purchase
        warrants net of issuance costs of $66,989                                            10,585,646
    Conversion of Series B preferred shares                                                   2,814,386
    Issuance of common stock for services                                                        17,500
    Conversion of Series C preferred shares                                                   4,962,171
    Net loss                                                              (15,755,229)      (15,755,229)
                                                           --------      ------------      ------------
BALANCE,  December 31, 1997                                               (42,800,318)        6,367,862
    Exercise of stock options                                                                   219,629
    Exercise of warrants                                                                        124,946
    Issuance of shares under Employee
       Stock Purchase Plan                                                                      271,085
    Issuance of common stock for
       leasehold improvements                                                                 1,313,653
    Issuance of common stock for services                                                        27,265
    Common stock issued in private placement                                                  8,000,000
    Issuance of common stock for
       prepaid rent                                                                              96,911
    Conversion of Series A redeemable preferred shares                                        9,477,709
    Issuance of Series B preferred stock,
       net of issuance costs of $325,594                                                      5,674,406
    Issuance of common stock for
       accrued dividends                                                                         45,059
    Preferred stock dividend                                 75,000                              75,000
    Net loss                                                              (19,804,238)      (19,804,238)
                                                           --------      ------------      ------------
BALANCE,  December 31, 1998                                  75,000       (62,604,556)       11,889,287
   Exercise of stock options                                                                     54,780
   Exercise of warrants                                                                          13,704
   Issuance of shares under Employee
     Stock Purchase Plan                                                                        270,158
   Preferred stock dividend distributed
     in common stock                                        (75,000)                            115,341
   Common stock issued in private
     placements, net of issuance costs
     of $1,378,269                                                                           33,148,034
   Beneficial conversion feature in notes
     and interest expense recognized on
     warrants                                                                                   594,623
  Conversion of Series B preferred shares                                                      (115,341)
   Issuance of shares under Company
    401(k) Plan                                                                                 143,504
   Options issued for services                                                                   76,916
   Warrants issued for services                                                                 602,015
   Common stock issued in exchange
     for notes                                                                                2,045,328
   Net loss                                                               (34,531,532)      (34,531,532)
                                                           --------      ------------      ------------
BALANCE, December 31, 1999                                 $             $(97,136,088)     $ 14,306,817
                                                           ========      ============      ============

See accompanying notes.

TERA COMPUTER COMPANY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
================================================================================

                                                            1997             1998             1999
                                                        ------------     ------------     ------------
Operating activities

  Net loss                                              $(15,755,229)    $(19,804,238)    $(34,531,532)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                              801,753          802,663        1,881,325
  Loss on disposal of assets                                   8,087
  Beneficial conversion feature of notes payable                                               594,623
  Non-cash warrant and option compensation                                                     602,015
  Inventory write down                                                                       6,589,356
Cash provided (used) by changes in operating assets
  and liabilities:

  Accounts receivable                                        (59,651)        (279,237)          78,251
  Inventory                                               (3,438,913)      (5,955,156)      (2,047,452)
  Other assets                                              (303,131)        (745,759)         162,203
  Accounts payable and other accrued liabilities           1,068,100        3,332,274         (500,794)
  Accrued payroll and related expenses                           583         (169,497)         603,139
  Contract adjustment reserve                                                                  (49,545)
  Deferred revenue                                                             19,178           48,867
  Advances to suppliers                                      (15,308)         (90,449)         304,276
                                                        ------------     ------------     ------------
Net cash used by operating activities                    (17,693,709)     (22,890,221)     (26,265,268)

Investing activities

  Purchases of property and equipment                     (1,542,344)      (2,075,698)        (426,698)
                                                        ------------     ------------     ------------
Net cash used by investing activities                     (1,542,344)      (2,075,698)        (426,698)

Financing activities

  Related party (receivable) payments                       (368,008)          61,189          (33,815)
  Payment of shareholder receivable                        1,074,997
  Restricted cash                                                                           (1,131,583)
  Issuance of notes payable                                                                  1,900,000
  Sale of common stock                                    21,927,031        8,859,895       33,488,196
  Proceeds from exercise of options                                                             54,780
  Principal payments on bank note                                                              (71,457)
  Sale of preferred stock                                  8,545,709        5,674,406
  Capital leases, net                                        456,679          203,181         (606,667)
                                                        ------------     ------------     ------------
Net cash provided by financing activities                 31,636,408       14,798,671       33,599,454
                                                        ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents      12,400,355      (10,167,248)       6,907,488

Cash and cash equivalents
  Beginning of year                                          928,760       13,329,115        3,161,867
                                                        ------------     ------------     ------------
  End of year                                           $ 13,329,115     $  3,161,867     $ 10,069,355
                                                        ============     ============     ============
Supplemental disclosure of cash flow information

   Cash paid for interest                               $     97,598     $    201,803     $    174,076

Non-cash investing and financing activities

  Inventory reclassed to fixed assets                                                        1,191,112
  Fixed asset additions through common stock                                1,313,653          164,120
  Fixed asset additions through notes payable                                                  933,091
  Fixed asset additions through capital leases                                                 493,403
  Notes payable converted to common stock                                                    2,045,328
  Accounts payable converted to notes                                                          594,291
  Stock dividends                                                             249,587          190,341

See accompanying notes.

                                                           TERA COMPUTER COMPANY

================================================================================
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE 1         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

               BUSINESS: Tera Computer Company ("Tera" or the "Company") designs, builds and sells high performance general-purpose parallel computer systems based on its unique multithreaded architecture, the "MTA system." The MTA system addresses a wide range of scientific and engineering applications and is suited for emerging commercial applications.

               GOING CONCERN: The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant operating losses since inception in 1987, has negative cash flows from operations of approximately $26 million for the year ended December 31, 1999, and has an accumulated deficit as of December 31, 1999 of approximately $97 million. These matters, as well as others raise substantial doubts about the Company's ability to continue as a going concern. These losses have been primarily funded by sales of stock. In 1998 the Company emerged from being a development stage enterprise with its first product sale. However, revenue levels have not yet been achieved to sustain operations and generate positive cash flows. The Company raised more than $37 million in equity and debt financings in 1999 and raised an additional $33 million subsequent to December 31, 1999 from equity financing and warrant exercises. Management's plans include raising additional equity capital, achieving profitable product sales for it's MTA systems in 2000, and successfully integrating the proposed acquisition of the Cray Research business unit (See Note 12 - Subsequent Events) into its operations. Management's plans project sufficient cash flows to finance its planned operations for the next 12 months. However, there is significant uncertainty that these plans will be achieved. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               REVENUE RECOGNITION: Tera generally recognizes revenue from product sales upon customer acceptance; however, depending on sales contract terms, revenue may be recognized upon shipment, or delayed until clarification of funding. Maintenance revenues are recognized ratably over the term of the maintenance contract. Service revenues are recognized as services are performed.

               In April 1998 Tera recognized its first revenue from product sales with its delivery of a two-processor MTA system to the San Diego Supercomputer Center ("SDSC"). In 1999, the MTA system was upgraded to four-processors and then to eight-processors, and the Company is now installing a sixteen-processor system at SDSC.

               Tera's contract revenues in 1997, 1998 and 1999 were for services performed under an evaluation subcontract with the SDSC, which was the prime contractor with the Defense Advanced Research Projects Agency. This subcontract expired on June 30, 1999.

               MANUFACTURING COSTS AND INVENTORY ADJUSTMENTS: In the third quarter of 1998, the Company began incurring manufacturing expenses as a result of the Company's progress to commercial production. These costs reflect the expense of its manufacturing group, including personnel costs and allocated overhead, production expenses not directly related to delivered systems, and inventory adjustments, including revaluations and cost variations because of changes in production yields, inventory re-work, inventory consumed in the manufacturing process and capitalized manufacturing labor and overhead costs.

               INVENTORY OBSOLESCENCE CHARGE: During 1999 the Company incurred inventory obsolescence charges totaling $6,589,356 due to a non-cash write-off of gallium arsenide processors, integrated circuits and associated components and parts. Because of the successful initial testing of CMOS (complementary metal-oxide silicon) processor and memory controller integrated circuits, the Company will not ship these parts. Of this amount, $6,129,169 was added to the inventory allowance and $460,187 was recorded in Accounts Payable for parts the Company's contractually required to purchase. This charge was separately reported on the Statements of Operations due to its significance.

               RESEARCH AND DEVELOPMENT: Research and development costs include costs incurred in the development and production of the Company's initial prototype system, hardware and software development expenses, costs incurred to enhance and support existing software features and expenses related to future implementations of the MTA system. Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No.86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially impact the Company. The Company received research funding, which has been recorded as an offset to its research and development expenses in 1997, 1998, and 1999.

               CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

               RESTRICTED CASH: Restricted cash consists of cash equivalents that serve as collateral pursuant to lease and indebtedness agreements entered into in 1999 for the acquisition of capital equipment.

               INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly reevaluates the technological usefulness of various inventory components as it builds larger MTA system configurations. When it is discovered that previously inventoried components do not function as intended in a fully operational system scalable to multiple processors, the costs associated with these components are expensed. The Company included these costs as a part of its research and development expenses for the first six months of 1998, and since then has classified these costs as part of manufacturing costs and inventory adjustments.

               PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Equipment under capital leases is depreciated over the lease term. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

               LONG-LIVED ASSETS: Management periodically evaluates long-lived assets, consisting primarily of property and equipment, to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. No impairment loss has been recognized through December 31, 1999.

               FAIR VALUES OF FINANCIAL INSTRUMENTS: At December 31, 1999, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations and notes payable approximates fair value based on the market rates available to the Company for debt of similar risk and maturities.

               INCOME TAXES:  The Company accounts for taxes under No. 109.

               LOSS PER SHARE: Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Because Tera's stock options and warrants are not dilutive (due to net losses), there is no difference between basic net loss per share and diluted net loss per share.

               USE OF ESTIMATES: Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               SEGMENT REPORTING: In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this new standard had no effect on the earnings or financial position of the Company as it currently has only one segment.

NOTE 2         SIGNIFICANT RISKS AND UNCERTAINTIES

               A FAILURE TO INTEGRATE THE PLANNED ACQUISITION OF THE CRAY RESEARCH BUSINESS UNIT COULD COMPROMISE IT'S GROWTH STRATEGY AND ADVERSELY AFFECT IT'S BUSINESS. If the Company completes the acquisition of the Cray Research business unit from Silicon Graphics, Inc., the size and geographic dispersion of its workplace and operations will increase significantly. These increases will place a significant strain on its management, financial and other resources. The company will need to add new financial and information systems, increase its sales force, renovate existing and find new facilities and successfully separate the Cray operations from those of Silicon Graphics and merge them with its existing operations. The Company may experience difficulties in integrating Cray's personnel, operations and technologies, and such integration could divert its management's time and resources. Failure to complete this integration successfully could cause the Company to increase expenditures and adversely affect its revenue.

               MANUFACTURING RISKS AND RELIANCE ON THIRD-PARTY SOLE SOURCE
               SUPPLIERS: Tera subcontracts the manufacture of substantially all of its hardware components, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers. The manufacture of these components is a difficult and complex process. The Company's suppliers have previously experienced, and may in the future again experience, problems in manufacturing the components to the Company's design and quantity specifications. Future manufacturing difficulties or limitations of the suppliers could result in:

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

               MARKETING RISKS: The Company's initial market for early sales is U.S. and foreign government agencies and research laboratories. If the U.S. or foreign governments were to reduce or delay funding programs employing high performance computing, then the Company's initial target markets would be seriously adversely affected.

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

               RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS: Rapidly changing technology, accelerated product obsolescence and rapidly changing industry standards characterize the Company's market. The Company's success will depend upon its ability to complete development of the MTA system and to introduce new features in a timely manner to meet evolving customer requirements. The Company may not succeed in these efforts. The Company's business and results of operations will be materially and adversely affected if the Company incurs delays in developing its products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render the Company's products or technologies noncompetitive or obsolete.

NOTE 3         BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

DECEMBER 31,                                         1998              1999
--------------------------------------------------------------------------------

Inventory

            Components and subassemblies         $  9,346,646       $ 8,043,797
            Work in process                           252,000           805,612
            Finished Goods                            922,501         1,137,328
            Inventory allowance                      (275,118)       (5,473,724)
                                                 ------------       -----------
                                                 $ 10,246,029       $ 4,513,013
                                                 ============       ===========

Prepaid expenses and other assets

            Current deposits                     $    439,509      $    144,504
            Prepaid insurance                         145,499           287,176
                                                 ------------      ------------
                                                 $    585,008      $    431,680
                                                 ============      ============

               Current deposits consist of the current portion of the initial deposit amounts paid for capitalized leased equipment and prepayments made on service contracts.

Property and equipment

            Computer and electronic test equipment           $ 4,564,855    $ 6,855,181
            Computer software                                  1,260,943      1,602,582
            Leasehold improvements                             1,749,039      1,973,931
            Furniture, fixtures, and other                       385,489        736,095
                                                             ------------   -----------
                      Total property and equipment             7,960,326     11,167,789
            Accumulated depreciation and amortization         (3,458,713)    (5,339,077)
                                                             ------------   -----------
                                                             $ 4,501,613    $ 5,828,712
                                                             ============   ===========

            At December 31, 1998 and 1999, Tera held equipment under capitalized leases with an original cost of $1,620,987 and $2,114,390 and a net book value of $1,160,194 and $833,204, respectively.

NOTE 4         RELATED PARTY TRANSACTIONS

               During 1999, Tera accepted promissory notes in the aggregate principal amount of $364,015 as collateral for payment by the Company of option exercise prices aggregating $58,332 and federal income taxes due from the exercise of employee stock options aggregating $305,683. These notes replaced promissory notes in the aggregate principal amount of $341,561 originally issued during 1998. The notes are due and payable in twelve months and bear interest at a rate of 5.74% per year. These notes and the unpaid accrued interest are secured by a pledge of shares of Tera's common stock.

               The Company's rights to payment are not limited to such security. For financial statement presentation, the amount of $58,332 related to subscribed stock has been excluded from both the outstanding receivable and contributed capital balances.

               As part of the financing completed on June 21, 1999, the Company paid fees of $648,200 to Intellect Capital Corporation, whose chairman and CEO is Terren S. Peizer, Chairman of the Company and issued a warrant exercisable for common stock to Mr. Peizer.
               See Note 9 - Shareholders' Equity.

NOTE 5         LEASE AGREEMENTS

               Tera leases certain property and equipment under capital leases pursuant to master equipment lease agreements. Under such agreements, the Company has acquired computer and other equipment in the amount of $1,160,194 and $1,083,887, net of accumulated amortization of $460,793 and $1,030,503 in 1998 and 1999 respectively. See Note 3 above.

               In December 1998 the Company occupied new facilities for its Seattle operations pursuant to a ten-year operating lease, which may be extended at the option of the Company for an additional five years. Under this lease, Tera initially occupies 85,000 square feet; in June 2000 it will occupy 96,000 square feet and in December 2001 it will occupy approximately 131,000 square feet. Sales offices in the United States, France and Japan are rented pursuant to month-to-month or similar arrangements.

               Minimum lease commitments are:

                                                              Capital      Operating
                                                              Leases        Leases
                                                            ----------    -----------
               2000                                         $  702,592    $ 1,864,162
               2001                                            305,223      1,957,135
               2002                                            119,984      2,479,785
               2003                                                         2,479,785
               2004                                                         2,615,071
               Thereafter                                                  10,866,140
                                                            ----------    -----------
                                                             1,127,799    $22,262,078
                                                                          ===========
               Less amounts representing interest              125,964
                                                            ----------
                                                            $1,001,835
                                                            ==========

               Rent expense for 1997, 1998 and 1999 was $788,645, $960,892 and
               $1,929,000, respectively.

NOTE 6  COMMITMENTS

               The Company is contractually committed to acquire components, and manufacturing and engineering services totaling $1,700,000 of which $112,000 had been advanced to suppliers as of December 31, 1999. Commitments are for goods and services to be provided to Tera by either specific dates or by achieving milestones identified in the contracts.

NOTE 7  FEDERAL INCOME TAXES

               Due to the continued losses from operations, there has been no provision for federal income taxes for any period.

               As of December 31, 1997, 1998 and 1999, the Company had federal net operating loss carryforwards of approximately $39,153,000, $60,732,000 and $88,265,000, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $1,825,000, $2,454,000 and $3,022,000, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2019 if not utilized.

               Due to the issuance and/or sale of shares of common stock, convertible preferred stock, convertible notes, and other equity securities, Tera incurred two "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, Tera's use of losses incurred through the date of these ownership changes will be limited during the carryforward period. The Company estimates that net operating loss carryforwards incurred prior to the public offering in 1995 are limited to an annual utilization of approximately $700,000. The Company estimates the net operating loss carryforward incurred prior to March 1999 (the second ownership change) are limited to an annual utilization of approximately $5,000,000. The research and experimentation credit is similarly limited. The annual limitations may result in the expiration of net operating losses and credits before utilization.

               Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:


                                                        1998           1999
                                                    -----------     -----------
Warranty reserve                                    $    85,000          68,000
Inventory reserve                                        94,000       1,862,000
Accrued compensation                                    211,000         246,000
Stock issued for services                                               231,000
Research and experimentation                          2,454,000       3,022,000
Net operating loss carryforwards                     20,649,000      29,986,000
State tax loss carryforwards                            613,000       1,577,000
Other                                                   (40,000)        123,000
                                                    -----------     -----------

Net deferred tax assets                              24,066,000      37,115,000

Valuation allowance for deferred tax assets         (24,066,000)    (37,115,000)
                                                    -----------     -----------
Deferred tax asset balance                                   --              --
                                                    ===========     ===========

               The Company has provided a full valuation allowance for its deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 1998 and 1999 was $8,602,000 and $13,049,000, respectively.

               The following table reconciles the federal statutory income tax rate to the Company's effective tax rate.

                                                    1997       1998       1999
                                                    ----       ----       ----
Federal income tax rate                               34%        34%        34%
Effect of net operating loss
  carryforward and valuation
  allowance                                          (34%)      (34%)      (34%)
                                                    ----       ----       ----
Effective income tax rate
                                                    ====       ====       ====

NOTE 8         NOTES PAYABLE

                                                                    1999
                                                                 ----------
Note payable to bank, dated August 31, 1999,
  original principal of $544,379, interest at 10.48%,
  due August 31, 2002, secured by cash and equipment.
  Restrictive covenants include maintenance of restricted cash
  balances in the principal amount of the note outstanding.       $ 491,963

Note payable to bank, dated October 7, 1999,
  original principal of $388,712, interest at 8.71%,
  due October 7, 2002, secured by cash and equipment.
  Restrictive covenants include maintenance of restricted cash
  balances in the principal amount of the note outstanding.         369,670

Convertible note payable to vendor, dated March 25, 1999,
  original principal of $494,291, interest at 8.00%,
  due March 31, 2001, unsecured, net of discount of
  $45,327.  Convertible at $5.00 per share into 98,858
  shares of common stock.(See note 9)                               448,964
                                                                 ----------
                                                                  1,310,597

Less current portion                                               (288,865)
                                                                 ----------
Total long-term notes payable                                    $1,021,732
                                                                 ==========

               The aggregate maturities of notes payable for the years 2000 through 2002 are as follows: $288,865, $812,603, $254,457.

NOTE 9         SHAREHOLDERS' EQUITY

               REDEEMABLE SECURITIES: In December 1997, the Company issued 10,000 shares of Series A convertible Preferred Stock with a stated value of $1,000 per share, for proceeds of $9,477,709, net of issuance costs of $522,291, along with five-year common stock purchase warrants to purchase a total of 125,000 shares with an exercise price of $19.19 per share. All shares of the Series A Preferred Stock were converted into shares of Common Stock by December 31, 1998.

               PREFERRED STOCK: In 1998, the Company issued 6,000 shares of Series B convertible preferred stock at a stated value of $1,000 per share, for proceeds of $5,674,406, net of issuance costs of $325,594, along with five year common stock purchase warrants to purchase a total of 100,000 shares with an exercise price of $15.00 per share. During 1999 all of the Series B preferred stock was converted into common stock.

               COMMON STOCK PRIVATE PLACEMENTS: On March 10, 1999, the Company raised $5,000,000, before issuance costs of $109,515, from the private sale of 1,111,111 shares of common stock, along with warrants to purchase 1,111,111 shares of common stock with an exercise price of $5.16 per share. The investor has the option to invest another $5,000,000 for shares of common stock at a purchase price of $5.16 per share; if the option were exercised, the Investor also would receive warrants for 1,076,658 shares with an exercise price of $5.16 per share. The Company also issued to the investor 103,889 shares of common stock and warrants for 225,000 shares of common stock with an exercise price of $5.16 per share to cover certain fees relating to this transaction

               On June 21, 1999,the Company raised $30,292,120, prior to fees and expenses estimated at approximately $1,190,000, in a private placement of 6,417,820 shares of our common stock to a group of 18 institutional investors and 18 accredited investors (the "June 1999 Private Placement") and 42,373 shares of common stock issued in payment of additional fees. The Company sold the shares at a price of $4.72 per share. As part of the financing, all "reset" rights associated with previously issued common stock and warrants were eliminated. In addition, the investor's option issued in March 1999 to invest another $5 million was eliminated, and the exercise price for 200,000 warrants issued in March 1999 was lowered from $5.16 to $4.72 per share.

               SHAREHOLDER WARRANTS: On June 21, 1999, the Company issued warrants to purchase 6,417,820 shares to the investors in the June 1999 Private Placement. The warrants are exercisable at an exercise price of $4.72 per share, and expire on June 21, 2002. The warrants may be exercised only for cash. The warrants contain common antidilution protection for stock splits, stock dividends and recapitalizations and if we sell shares of common stock in private transactions below the exercise price of the warrants or market price for our common stock.

               As part of the financing completed on June 21, 1999, the Company issued a warrant to Terren S. Peizer, Chairman of the Company, in exchange for cash of $200,000, exercisable for a minimum of 1,591,723 shares of common stock. On June 21, 2000, and in certain circumstances prior to that date, such as if the Company were involved in a merger or similar transaction or if the Company terminated its relationship with Mr. Peizer, the number of shares subject to this warrant increases to 10% of the Company's issued and outstanding shares, on a fully diluted basis, with certain limited exceptions. If this warrant had been so exercisable as of December 31, 1999, it would have been exercisable for a total of 4,439,930 shares.

               At December 31, 1999, the Company had outstanding warrants to purchase an aggregate of 13,161,019 shares of common stock, as follows:

               Shares of           Exercise Price           Expiration
              Common Stock            per share            Date of Warrants
              ------------         --------------         ------------------
                   20,321              $14.09             September 24, 2000
                   90,488               $6.00             December 31, 2001
                   97,208               $6.00             February 28, 2002
                  297,250               $3.94             April 21, 2002
                8,965,420               $4.72             June 21, 2002
                  155,000               $4.50             June 25, 2002
                  125,000               $6.00             December 23, 2002
                  100,000               $6.00             June 30, 2003
                  161,344               $4.72             September 28, 2003
                  100,000               $6.00             January 20, 2004
                  100,000               $6.00             March 30, 2004
                   25,000               $5.16             March 9, 2004
                  200,000               $4.72             March 9, 2004
                1,111,111               $4.72             March 9, 2004
                   14,829               $5.00             March 31, 2004
                    5,801               $6.00             November 7, 2005
                      524               $6.00             May 21, 2006
                1,591,723               $4.95             June 21, 2009
               ----------
               13,161,019
               ==========

               CONVERTIBLE NOTES PAYABLE: From February 23, 1999 through March 31, 1999, the Company issued Subordinated Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $2,491,291, and warrants to purchase 74,829 shares of our common stock, to 11 accredited investors, consisting of two vendors and nine individuals. The Notes were convertible at $5.00 per share. In June 1999, all but one investor (a vendor), with a Note in the principal amount of $494,291, exchanged their Notes and warrants for shares of common stock and new warrants on the terms of the June 1999 Private Placement. In this transaction, the Company issued an aggregate of 433,585 shares of common stock and warrants to purchase 433,585 shares of common stock, and the Noteholders surrendered their Notes and prior warrants to purchase 60,000 shares of common stock. In connection with this transaction, the results of operations for the year ended December 31, 1999 include a non-cash interest expense of $278,000 for the value of the conversion feature of the Notes, and the results also include a non-cash expense of $268,000 for the value of the detachable warrants.

               STOCK OPTION PLANS: Tera has five stock option plans that provide for option grants to employees, directors and others. Four of these plans, the 1988 Employee Stock Option Plan, the 1993 Employee Stock Option Plan, the 1995 Employee Stock Option Plan, and the 1995 Independent Director Stock Option Plan were terminated by the Board of Directors in 1995 and 1999. Options granted under the Company's option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

               A summary of Tera's stock option activity and related information follows:

                                               Outstanding
                                                 Weighted                    Weighted
                                                 Average                     Average
                                 Options         Exercise      Options       Exercise
                                Outstanding      Price       Exercisable      Price
                                -----------    -----------   -----------     --------
Balance, January 1, 1997         1,811,068       $3.92          660,758       $2.18
            Granted                412,357        5.52
            Exercised             (151,026)       2.33
            Canceled               (36,494)       4.52
                                ----------
Balance, December 31, 1997       2,035,905       $4.37          931,309       $3.25
            Granted                742,090        8.44
            Exercised             (153,234)       1.43
            Canceled               (41,725)       6.61
                                ----------
Balance, December 31, 1998       2,583,036       $5.68        1,158,125       $4.15
            Granted              1,320,439        5.17
            Exercised             (107,513)       0.56
            Canceled              (100,616)       4.65
                                ---------
Balance, December 31, 1999       3,695,346       $5.68        1,699,744       $5.29
                                =========
Available for grant at
  December 31, 1999             1,720,760
                                =========

               In 1997, the Company issued certain performance-based stock options to employees for an aggregate of 59,324 shares of common stock; Burton Smith, Chief Scientist, and Jim Rottsolk, Chief Executive Officer were granted options on an equal number of shares of common stock that they held. All these options were exercised in 1997 when the performance criteria were met, and the Company recognized compensation expense of $832,000.

               Outstanding and exercisable options by price range as of December 31, 1999 are as follows:

              Options Outstanding                        Options Exercisable
-----------------------------------------------------  ------------------------
                                Weighted     Weighted                   Weighted
  Range of                      Average      Average                    Average
Exercise Price     Number      Remaining     Exercise    Number        Exercise
  Per Share     Outstanding   Life (Years)    Price    Exercisable       Price
-------------   -----------   -----------    --------  -----------     ---------
$ 0.35-$ 3.00      189,659         2.7        $ 1.50      183,159        $ 1.52
  3.01-  6.00    2,202,243         7.5          5.00    1,190,409          5.16
  6.01-  9.00    1,294,444         8.8          7.41      323,176          7.85
  9.01- 12.00            0         0.0          0.00            0          0.00
 12.01- 15.00        9,000         8.3         13.69        3,000         13.69
-------------  -----------        ----        ------    ---------        ------
$ 0.35-$15.00    3,695,346         7.7        $ 5.68    1,699,744        $ 5.29
=============   ===========       ====        ======    =========        ======

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

               FAIR VALUE INFORMATION: The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of No. 123, Accounting for Stock-Based Compensation, the Company's loss for common stock and loss per common share for the years ended December 31, 1997, 1998, and 1999 would have been increased to the pro forma amounts indicated below:

               Loss for common stock -

                                  1997             1998             1999
                              ------------     ------------     ------------
               As reported    $(18,672,435)    $(20,736,628)    $(34,646,873)
               Pro forma      $(19,802,773)    $(22,932,967)    $(36,884,809)

               Loss per common share -

                                           1997       1998       1999
                                          ------     ------     ------
               As reported                $(2.13)    $(1.70)    $(1.74)
               Pro forma                  $(2.25)    $(1.88)    $(1.85)

               The estimated fair values of options granted during 1997, 1998 and 1999 were $5.85, $8.21, and $5.05 per share, respectively; these fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 85%, risk-free interest rate of 5.7%, 5.4%, and 6.6% for 1997, 1998 and 1999, respectively, and an expected term of 8.4 years. Pro forma compensation cost of options granted under the 1996 ESPP is measured based on the discount from market value.

NOTE 10 401(k) PLAN

               The Company has a defined contribution retirement plan covering substantially all employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with
               Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company may make voluntary matching contributions in amounts determined annually by the Board of Directors. Defined contribution pension expense was $104,000, $139,000 and $183,000 for 1997, 1998, and 1999.

NOTE 11 RECENTLY ISSUED ACCOUNTING STANDARDS

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

               In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

NOTE 12 SUBSEQUENT EVENTS

               On February 2, 2000, the Company raised approximately $26.1 million prior to fees and other issuance costs of approximately $1.8 million through a private placement of common stock. The private placement consists of approximately 5.2 million shares of common stock, priced at $5.00 per share. The stock was placed with a group of accredited investors, 20 institutional and 8 individuals; no warrants or options were issued in conjunction with this transaction.

               On March 1, 2000, the Company signed a definitive agreement to acquire the Cray Research supercomputer business unit and the Cray brand name from Silicon Graphics, Inc. The agreement consists of a purchase of assets for consideration consisting of $15 million in cash, a nine-month promissory note and 1 million shares of unregistered common stock. The amount of the note will depend on the net book value of certain identified assets purchased and liabilities assumed as of the closing date plus additional share consideration contingent on Tera's share price prior to the closing date. Tera will account for this transaction using the purchase method of accounting.

               The purchase price will be funded out of current funds and planned future operations. If and when this acquisition is consummated, the Company, which would be renamed "Cray Inc.," and its business operations will change significantly. Upon completion of the Cray acquisition, the Company would have nearly 900 employees, an installed base of over 600 computers worldwide, major manufacturing and service capabilities and extensive global customer relationships. It would own three buildings in Chippewa Falls, Wisconsin, would lease facilities in Eagan, Minnesota, and other offices in the United States and foreign countries along with furniture, equipment, fixtures, inventory, spare parts, ongoing contracts, patents and other intellectual property rights currently associated with the Cray business unit. The Company would be manufacturing, selling and servicing the existing Cray supercomputers, including the Cray SV1, a vector-processing supercomputer, and the T3E, a massively parallel supercomputer. It would also continue the development of the SV2, which is designed to offer next-generation vector processing technology. The acquisition would add nearly 200 employees in Eagan, Minnesota, 300 employees in Chippewa Falls, Wisconsin, 125 employees in field offices in the United States and 150 employees overseas. The acquisition of the Cray Research unit is subject to customary regulatory approvals, agreement with SGI regarding transition issues, and other closing conditions and is expected to close by the end of April 2000. Upon consummation, the Company will file appropriate disclosure documents with the Securities and Exchange Commission.

                                 EXHIBIT INDEX

      EXHIBIT
        NO.       DESCRIPTION
      -------     -----------
       23.1       Independent Auditors' Consent
       27.1       Financial Data Schedule

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tera Computer Company
Seattle, Washington

We have audited the accompanying balance sheets of Tera Computer Company (the Company) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tera Computer Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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



\s\ DELOITTE & TOUCHE LLP


Seattle, Washington
February 4, 2000
(March 1, 2000 as to Note 12)