Form 10-Q
period 2000-03-31
CRAY INC
filed 2000-05-15
CIK 949158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______ .

                         Commission file number 0-26820


--------------------------------------------------------------------------------

                                    CRAY INC.
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

                       FORMER NAME: TERA COMPUTER COMPANY
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 8, 2000, 33,408,406 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                                    CRAY INC.

                                TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Balance Sheets as of December 31, 1999
                 and March 31, 2000                                                3

                 Statements of Operations for the Three Months
                 Ended March 31, 1999 and 2000                                     4

                 Statement of Shareholders' Equity for the Three Months
                 Ended March 31, 2000                                              5

                 Statements of Cash Flows for the Three Months
                 Ended March 31, 1999 and 2000                                     6

                 Notes to Financial Statements                                     7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                     9

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                      22

PART II          OTHER INFORMATION

        Item 2.  Changes in Securities                                            23

        Item 5.  Other Information                                                23

        Item 6.  Exhibits and Reports on Form 8-K                                 23

                                    CRAY INC.

                                 BALANCE SHEETS

                                                                      December 31,            March 31,
                                                                          1999                  2000
                                                                                             (unaudited)
                                                                      -------------         -------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  10,069,355         $  30,187,972
   Restricted cash                                                        1,131,583             1,042,078
   Accounts receivable                                                      300,682               312,614
   Related party receivable                                                 340,634               345,842
   Inventory                                                              4,513,013             4,482,710
   Deposit to SGI                                                                               5,000,000
   Advances to suppliers                                                    111,558               196,789
   Prepaid expenses and other assets                                        431,680               860,616
                                                                      -------------         -------------
          Total current assets                                           16,898,505            42,428,621

Property and equipment, net                                               5,828,712             7,158,322

Lease deposits                                                              496,788               498,467
Patents                                                                     186,471               260,321
                                                                      -------------         -------------
          TOTAL                                                       $  23,410,476         $  50,345,731
                                                                      =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   4,365,646         $   5,209,948
   Accrued payroll and related expenses                                   2,147,195             1,830,482
   Accrued interest                                                           9,886                19,772
   Deferred revenue                                                          68,045                25,068
   Contract adjustment reserve                                              200,455               200,455
   Current portion of obligations under capital leases                      611,585               561,351
   Current portion of notes payable to bank                                 288,865               295,959
                                                                      -------------         -------------
          Total current liabilities                                       7,691,677             8,143,035

Obligations under capital leases                                            390,250               332,447

Notes payable to bank                                                       572,768               496,064

Convertible notes payable, net of discount                                  448,964               458,150

Shareholders'  equity:
   Common Stock, par $.01 - Authorized, 50,000,000 shares;
      issued and outstanding, 25,211,872 and 32,375,480 shares          111,442,905           146,057,003
   Accumulated deficit                                                  (97,136,088)         (105,140,968)
                                                                      -------------         -------------
                                                                         14,306,817            40,916,035
                                                                      -------------         -------------
          TOTAL                                                       $  23,410,476         $  50,345,731
                                                                      =============         =============



                             See accompanying notes

                                    CRAY INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               For the Three Months Ended
                                                        March 31,
                                           ---------------------------------
                                               1999                2000
                                           ------------         ------------
REVENUE:
  Product revenue                          $    557,000         $
  Service revenue                                22,167               42,978
  Contract revenue                               81,426
                                           ------------         ------------
                                                660,593               42,978
                                           ------------         ------------
OPERATING EXPENSES:
  Cost of product revenue                       550,232
  Cost of service revenue                        29,201               26,250
  Cost of contract revenue                       41,406
  Manufacturing costs and
     inventory adjustments                    2,395,745            2,002,644
  Research and development                    3,033,333            4,482,844
  Marketing and sales                           632,479              767,733
  General and administrative                    465,058            1,100,621
                                           ------------         ------------
    Loss from operations                     (6,486,861)          (8,337,114)

OTHER INCOME / (EXPENSE)                       (324,406)             332,234
                                           ------------         ------------
NET LOSS                                   $ (6,811,267)        $ (8,004,880)

PREFERRED STOCK DIVIDEND                        (70,057)
                                           ------------         ------------
LOSS FOR COMMON STOCK                      $ (6,881,324)        $ (8,004,880)
                                           ============         ============
LOSS PER COMMON SHARE,
  BASIC AND DILUTED                        $      (0.47)        $      (0.27)
                                           ============         ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING, BASIC AND DILUTED             14,625,703           29,595,622
                                           ============         ============



                             See accompanying notes

                                    CRAY INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)


                                                           Common Stock
                                                -----------------------------------
                                                  Number of                                  Accumulated
                                                    Shares                Amount               Deficit                Total
                                                -------------         -------------         -------------         -------------
BALANCE, January 1, 2000                           25,211,872         $ 111,442,905         $ (97,136,088)        $  14,306,817

Common stock issued in private
   placement, net of issuance costs
   of $1,830,495                                    5,226,875            24,303,880                                  24,303,880

Exercise of warrants                                1,872,537             9,015,339                                   9,015,339

Cash received on subscribed common stock                                    900,000                                     900,000

Warrants and options issued for services                                    193,880                                     193,880

Issuance of shares under Employee
   Stock Purchase Plan                                 33,895               108,040                                     108,040

Exercise of stock options                              30,301                92,959                                      92,959

Net loss                                                                                       (8,004,880)           (8,004,880)
                                                -------------         -------------         -------------         -------------
BALANCE, March 31, 2000                            32,375,480         $ 146,057,003         $(105,140,968)        $  40,916,035
                                                =============         =============         =============         =============


                             See accompanying notes

                                    CRAY INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            ---------------------------------
                                                                                1999                 2000
                                                                            ------------         ------------
OPERATING ACTIVITIES:
  Net loss                                                                  $ (6,811,267)        $ (8,004,880)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization                                                  431,370              529,994
  Beneficial conversion feature of notes payable                                 286,466                9,186
  Non-cash warrant and option expense                                                                 193,880
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                            250,422              (11,932)
  Inventory                                                                       75,527           (1,280,301)
  Deposit to SGI                                                                                   (5,000,000)
  Other assets                                                                    32,585             (504,465)
  Accounts payable and other accrued liabilities                                 984,769              854,188
  Accrued payroll and related expenses                                           (34,003)            (208,673)
  Deferred revenue                                                                20,833              (42,977)
  Advances to suppliers                                                            2,573              (85,231)
                                                                            ------------         ------------
Net cash used by operating activities                                         (4,760,725)         (13,551,211)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (391,737)            (491,771)
                                                                            ------------         ------------
Net cash used by investing activities                                           (391,737)            (491,771)

FINANCING ACTIVITIES:
  Related party receivable                                                       (18,873)              (5,208)
  Restricted cash                                                                                      89,505
  Issuance of notes payable                                                    1,650,000
  Sale of common stock                                                         4,914,023           25,203,880
  Proceeds from exercise of warrants                                                                9,015,339
  Proceeds from exercise of options                                                                    92,959
  Principal payments on bank note                                                                     (69,610)
  Capital leases, net                                                           (128,521)            (165,266)
                                                                            ------------         ------------
Net cash provided by financing activities                                      6,416,629           34,161,599

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,264,167           20,118,617

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          3,161,867           10,069,355
                                                                            ------------         ------------
  End of period                                                             $  4,426,034         $ 30,187,972
                                                                            ============         ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES:
  Inventory reclassed to fixed assets                                          1,032,107            1,310,604
  Common stock issued for employee stock purchase plan                           144,729              108,040
  Accounts payable converted to notes                                            594,291
  Fixed asset additions through capital leases                                                         57,229
  Stock dividends                                                                 90,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $     48,969         $     69,464



                             See accompanying notes

                                    CRAY INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of operations, shareholders' equity and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the years ended December 31, 1998 and 1999, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

INVENTORY

        Inventory consisted of the following:

                                    December 31,         March 31,
                                        1999               2000
                                    ------------        -----------
Components and subassemblies        $ 8,043,797         $ 7,854,535
Work in process                         805,612
Finished goods                        1,137,328           2,549,807
Inventory allowance                  (5,473,724)         (5,921,632)
                                    -----------         -----------
                                    $ 4,513,013         $ 4,482,710
                                    ===========         ===========

CHANGES IN CAPITAL

        On February 2, 2000, the Company raised $26,134,375, prior to fees and expenses of $1,830,495, in a private placement of 5,226,875 shares of Common Stock to 20 institutional and 8 individual accredited investors.

NET LOSS PER SHARE

        Net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding. Because outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of net loss per share.

RECLASSIFICATIONS

        Certain prior-year amounts have been reclassified to conform with the current-year presentation.

ACQUISITION OF CRAY RESEARCH BUSINESS UNIT

        The Company has acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc. ("SGI"). The tangible assets and operations acquired consist primarily of three buildings and associated real property, inventory, furniture, fixtures and equipment and collateral records and materials. In addition the Company acquired certain intellectual property rights, including patents, know-how, trademarks and trade names, licenses to other patents and know-how and rights under specified contracts and causes of action. The Company assumed certain liabilities related to the assets acquired, including obligations under specified contracts, certain employment and benefit obligations and specified product liability claims. SGI has retained service contracts related to Cray products until the contracts terminate or are assigned to the Company. The Company has agreed to perform the obligations under these service contracts in return for monthly fees from SGI. The Company did not acquire any cash or trade receivables and did not assume any trade payables or indebtedness.

        The Company intends to continue to offer and support the Cray business unit's supercomputer products, to continue its current product development programs and to integrate these operations with the Company's current supercomputer operations.

        The Company paid to SGI $15 million in cash, issued one million shares of Common Stock and issued a nine-month non-interest bearing promissory note in the amount of $35.8 million. The amount of the note is subject to post-closing adjustment based upon an audit of the closing balance sheet. The cash paid at closing was funded from the Company's available cash balances. The Company expects to pay the promissory note from funds generated from business operations. The amount of consideration paid in this acquisition was determined in arms-length negotiations between the Company and SGI.

        The closing documents were signed on April 2, 2000, with SGI responsible for all operations of the Cray Research business unit through March 31, 2000 and the Company responsible for all operations commencing April 1, 2000. The Company will record the acquisition as of April 1, 2000.

        On April 3, 2000, in connection with the Company's acquisition of the Cray Research business unit from SGI, the Company filed an amendment to its articles of incorporation changing its name from "Tera Computer Company" to "Cray Inc." The Company's Nasdaq trading symbol has changed from "TERA" to "CRAY."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" beginning on page
14. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

        We design, develop, market and service high performance general-purpose parallel computer systems. With our acquisition of the Cray Research business unit effective at the beginning of April 2000, we presently market two computer models, the Cray SV1 and T3E, and provide maintenance services to the Cray installed base of these and earlier models of Cray computers. We also are developing new computer systems, the MTA1 and the MTA2, based on our multithreaded architecture system, and the SV2, which will combine elements of the SV1 and T3E computers, and have begun initial work on their respective successors, the MTA3 and SV3.

        Our product line now includes:

        - The Cray SV1, a vector system introduced in 1998, is targeted at the installed base of vector supercomputers, such as the earlier Cray J90, T90, C90 and YMP computers. The sales price for SV1 systems ranges from $1 million to $5 million.

        - The Cray T3E, introduced in 1997, is a massively parallel system targeted at governmental, environmental science, academic research and national research laboratory applications. The sales price for T3E systems ranges from $4 million to $20 million.

        - The Cray MTA1, based on our multithreaded architecture, is targeted to customers with computational problems that have proven difficult to run in parallel on vector and massively parallel systems. MTA systems are designed to address a wide range of scientific and engineering applications and emerging commercial applications. We are currently installing our first 16-processor MTA1 at the San Diego Supercomputer Center and are in the process of moving the integrated circuit designs from gallium arsenide to CMOS, or complementary metal-oxide silicon; the full CMOS system is referred to as the Cray MTA2. The sales price for MTA1 and MTA2 systems is expected to range from $4 million to $40 million.

        - The SV2 is designed to combine vector and massively parallel features with high-speed memory access. This project, which is targeted for release in late 2002, is considered essential for national security interests and is partially funded by the

        Department of Defense. The SV2 will be used for large scale science and engineering applications.

        Our service organization now supports over 600 Cray supercomputers installed at approximately 200 customer sites in approximately 30 countries. This installed base includes close to 200 large scale vector supercomputers, such as the Cray YMP, C90 and T90 systems, and more than 50 T3E massively parallel systems.

        We have approximately 900 employees (an increase from approximately 125 employees before the acquisition) and world-wide operations. Our principal facilities are located in Seattle, Washington (corporate headquarters and MTA hardware and software engineering) with 125 employees; Eagan, Minnesota (software engineering, sales and marketing), with approximately 200 employees; and Chippewa Falls, Wisconsin (hardware engineering and manufacturing), with approximately 300 employees. Approximately 125 employees are located in field offices in the United States, with principal sales and service offices located in Maryland, Georgia and New Mexico. Overseas, we have approximately 150 employees in almost 30 countries, with principal offices in the United Kingdom, Germany, France, Japan, Canada and Australia.

        We are in the process of separating the Cray Research operations from those of Silicon Graphics and integrating them with our own. This process includes establishing separate network, communications and other infrastructure services, reconstituting the marketing and sales operations, setting up subsidiary operations for international sales and services, implementing new operational policies and procedures, and identifying and filling openings in management, administration and other areas.

        We have experienced net losses in each year of operations. We incurred net losses of approximately $19.8 million in 1998, $34.5 million in 1999 and $8.0 million in the first three months of 2000, compared to a net loss of approximately $6.8 million in the first three months of 1999. Our funding from inception through March 31, 2000 has been primarily from the sale of approximately $142.8 million of securities, research funding from the Defense Advanced Research Projects Agency ("DARPA") of approximately $19.4 million, and revenue of approximately $4.2 million.

        We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized upon shipment or delayed until clarification of funding. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

        Factors that should be considered in evaluating our business, operations and prospects and that may affect our future results and financial condition are set forth below, beginning on page 14.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

        REVENUE. We had no revenue from any product sales in the first quarter of 2000; in the first quarter of 1999, we recognized $557,000 of product revenue from the sale of a four-processor MTA system to the San Diego Supercomputer Center. We had $43,000 of service revenue in the first quarter of 2000 compared to $22,000 for the comparable 1999 quarter. We had no contract revenue for the three months ended March 31, 2000, compared to $81,000 for the three months ended March 31, 1999. Contract revenue was pursuant to a subcontract with SDSC to evaluate multithreaded architecture for certain defense applications. The subcontract expired on June 30, 1999.

        OPERATING EXPENSE. With no product revenue in the first quarter of 2000, we had no associated costs in that quarter, compared to a cost of product revenue of $550,000 for the 1999 first quarter. Our cost of service revenue was $26,000 for the 2000 first quarter compared to $29,000 for the 1999 first quarter. The cost of contract revenue decreased to zero for the three months ended March 31, 2000 compared to $41,000 for the three months ended March 31, 1999, due to the completion of the SDSC subcontract on June 30, 1999.

        Manufacturing costs and inventory adjustments were $2.0 million for the three months ended March 31, 2000 compared to $2.4 million for the three months ended March 31, 1999. These costs reflect the expense of our manufacturing group, including personnel costs and allocated overhead, of approximately $687,000 for the three months ended March 31, 2000, compared to $935,000 for the three months ended March 31, 1999. The decrease of $248,000 is primarily due to an increased allocation of manufacturing personnel to research and development for the three months of 2000. We expect this trend to continue during the remainder of 2000.

        We also incurred production expenses not directly related to systems delivered to SDSC of $439,000 for the three months ended March 31, 2000, compared to $249,000 for the three months ended March 31, 1999, and net inventory adjustments of $921,000 for the three months ended March 31, 2000, compared to $1.3 million for the three months ended March 31, 1999.

        Research and development expenses reflect our costs associated with the development of the MTA system, including next generation systems and related software development, and cover personnel expenses, allocated overhead and operating expenses, software, materials, and engineering expenses, including payments to third parties. Research and development expenses increased from $3.0 million for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. Personnel expenses increased by $647,000 over 1999, due to an increased allocation of personnel, additions in our personnel and higher wages. Also, a decrease in materials expense of $200,000 was offset by an increase of $1.0 million in engineering expenses.

        Marketing and sales expenses for the three months ended March 31, 2000 increased $136,000 to $768,000 from $632,000 for the three months ended March 31, 1999. The increase was due to increased personnel costs.

        General and administrative expenses for the three months ended March 31, 2000 increased $635,000 to $1.1 million from $465,000 for the three months ended March 31, 1999. The increase was due in part to increased investment relations and shareholder costs of approximately $250,000, non-cash expenses associated with the provisions of warrants and options for consulting services of approximately $193,000, and increased personnel costs of $65,000. General and administrative expenses are expected to increase commensurate with growth in our operations.

        OTHER INCOME (EXPENSE). Interest income for the three months ended March 31, 2000 increased $293,000 to $320,000 from $27,000 for the three months ended March 31, 1999, due to higher average cash balances from the financing completed in February 2000. Interest expense for the three months ended March 31, 2000 increased $11,000 to $60,000 from $49,000 for the three months ended March 31, 1999, due to a bank loan for the purchase of capital assets issued in the third quarter 1999.

        The results for the first three months of 2000 include a gain of $81,000 associated with the sale of inventory to a third-party.

        The results for the first three months of 1999 include a non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999, all of which was recorded in the first quarter; the results also include a non-cash expense for the value of detachable warrants issued in conjunction with the convertible promissory notes, of which $8,000 was recognized in the first quarter of 1999.

        TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

        PREFERRED STOCK. The dividends for the first quarter of 1999 were accrued on our Series A Convertible Preferred Stock, all of which was converted to common stock in the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

        Since our inception in 1987 through March 31, 2000, our principal sources of liquidity have been net proceeds from the sale of equity totaling $142.8 million, DARPA research funding and subcontracts totaling $19.4 million and sales receipts of approximately $4.2 million. At March 31, 2000, we had $30.2 million in cash.

        Net cash used in operating activities was $13.6 million for the three months ended March 31, 2000, an increase of $8.8 million from the $4.8 million used in the three months ended March 31, 1999. Net operating cash flows were primarily attributable to quarterly net losses, personnel costs, costs of inventory and a $5.0 million escrow deposit in connection with the purchase of the Cray Research business unit from SGI. Cash used for personnel expenditures increased from approximately $2.8 million in the first three months of 1999 to $3.4 million for the three months of 2000; inventory purchases increased from $1.8 million to $1.9 million.

        Net cash spent on investing activities was $492,000 for the three months ended March 31, 2000, compared to $392,000 for the three months ended March 31, 1999, and consisted of additional property, plant and equipment, primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods.

        Net cash provided by financing activities was $34.2 million for the three months ended March 31, 2000, compared to $6.4 million for the three months ended March 31, 1999. The increase in 2000 over 1999 was due primarily to net proceeds from the issuance of common stock of $25.2 million in the first quarter of 2000, compared to $4.9 million in the first quarter of 1999. In the first quarter of 2000, we also received $9.0 million from the exercise of common stock warrants.

        As part of the acquisition of the Cray Research business unit, we paid SGI $15 million ($10 million from our unrestricted cash and $5 million from the SGI deposit account) and issued a nine-month non-interest bearing promissory note of $35.8 million (the amount of the note is subject to post-closing audit). We believe our present cash resources and our anticipated revenue from product sales and maintenance services will be sufficient to finance our planned operations for the remainder of the year, including payment of the SGI note and other acquisition costs. Our operational expenses will consist primarily of personnel costs, cost of inventory and third party engineering expenses. Nevertheless, we may raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if anticipated sales of Cray products were delayed or if we were not successful in maintaining the level of maintenance revenue, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. See "Risk Factors--We May Engage in Additional Financings Which May Be Dilutive to Existing Shareholders."

Risk Factors

        The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

A FAILURE TO INTEGRATE THE CRAY RESEARCH BUSINESS UNIT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS. With the acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), the size and geographic dispersion of our workforce and operations increased significantly. These increases place a significant strain on our management, financial and other resources. We need to attract additional management talent, implement new financial, budgeting and management information systems, retain, motivate and effectively manage our employees, enhance internal control systems, increase our sales force, renovate existing and find new facilities and successfully separate the Cray operations from those of SGI and combine them with our existing operations. We may experience difficulties in integrating Cray's personnel, operations and technologies, and managing this sudden growth, and these issues could divert our management's time and resources. Our success will depend on our management's ability to make these changes and to manage our operations effectively over the long term.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 and T3E, for significant product revenues in 2000. To obtain these sales, we need to reconstitute our marketing and service organization and assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments would limit our revenues and resources and would adversely affect our profitability and operations.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WOULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods although some are for multi-year periods. We currently are performing the services under the existing SGI maintenance contracts as a sub-contractor to SGI. As these contracts expire, we need to convince customers to execute new maintenance service contracts with us. We anticipate that the service revenues will constitute a significant amount of our total revenues. If customers decommissioned our installed computers and did not renew their maintenance service contracts with us, our revenue and earnings would be adversely affected.

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL ADVERSELY AFFECT OUR EARNINGS. Certain components in the T90 vector computers sold by Cray prior to our acquisition have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. We are continuing to take action that commenced prior to the acquisition to address this problem, and will have on our balance sheet a reserve to account for anticipated losses on the T90 maintenance service contracts.

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. In addition, these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high performance computer systems. The failure of U.S. and foreign government agencies to purchase additional very high performance computer systems or to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, would materially and adversely affect our results of operations and increase our need for capital.

PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE WILL ADVERSELY AFFECT OUR PROSPECTS. Our high performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Until these criteria are changed, we may be foreclosed from bidding or proposing our systems, which would adversely affect our revenue potential.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. We cannot be certain that we will achieve a profitable level of operations in the future. We have experienced net losses in each year of our operations. We incurred net losses of approximately $15.8 million in 1997, $19.8 million in 1998, $34.5 million in 1999 and $8.0 million in the first quarter of 2000. While we will have a substantial increase in revenues with the acquisition of the Cray business operations, whether we will achieve earnings will depend upon a number of factors, including:

        - our ability to integrate the operations of the former Cray business unit;

        - our ability to market and sell our existing products, the SV1 and T3E, and complete the development of the MTA2 and SV2 systems;

        - the level of revenue in any given period;

        - the cost of servicing the T90 installed based;

        - the terms and conditions of sale or lease for our products; and

        - our expense levels and manufacturing costs.


OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We are involved in significant development efforts, including system upgrades to our existing SV1 and T3E products in order to add capabilities and features to extend their product lives. Our success over the next few years depends upon completing the development of the MTA2 and the SV2 systems. And we have commenced initial work on development of the MTA3 and SV3 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems could materially and adversely affect our business and results of operations. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. Their inability to manufacture our components to our designs will adversely affect the completion of these products. From time to time during the development process we have had, and in the future we may have, to redesign certain components because of previously unforeseen design flaws. We also may find certain flaws, or "bugs", in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could affect adversely their success as commercial products.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES OF OUR NEW SYSTEMS. In order to make sales in the automotive, aerospace, chemistry and other engineering and commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our MTA and SV2 systems. The relatively low volume of supercomputer sales may make it difficult for us to attract these vendors. We also plan to modify and rewrite third-party software applications to run on these systems ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on the MTA or SV2 systems.

U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. Government regulates the export of high performance computer systems such as our products. Delay or denial in the granting of any required licenses could materially and adversely affect our ability to make sales to foreign customers thereby eliminating an important source of potential revenue.

OUR RELIANCE ON THIRD PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND Prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third party suppliers.

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

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. We are negotiating for credit facilities, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a record of revenues and earnings makes obtaining such facilities more difficult; if we obtain such facilities they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would adversely affect our cash reserves and increase our need for capital.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND COULD HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. As of March 31, 2000, without giving effect to the Cray acquisition, we had outstanding:

        - 32,406,135 shares of common stock,

        - warrants to purchase 9,696,759 shares of common stock,

        - 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock, and

        - stock options to purchase an aggregate of 4,470,921 shares of common stock, of which 1,932,400 options were then exercisable.

        As part of the financing completed on June 21, 1999, we issued a warrant to Terren S. Peizer, who paid us $200,000 for the warrant, for a minimum of 1,591,723 shares of common stock at $4.95 per share. This warrant becomes exercisable for half of the shares covered thereby on June 21, 2000, and ratably over the following twelve months for the remaining half. If the average market price for our common stock is less than $4.72 for the five trading days prior to June 21, 2000, the exercise price would be reset to 105% of such average. On June 21, 2000, and in certain circumstances prior to that date, such as if we were involved in a merger or similar transaction or if we terminated our relationship with Mr. Peizer, the number of shares subject to this warrant increases to 10% of our issued and outstanding shares, on a fully diluted basis, with certain limited exceptions. If this warrant had been so exercisable as of March 31, 2000, it would have been exercisable for a total of 4,439,930 shares. This warrant is not included in the number of shares of common stock issuable upon exercise of warrants above.

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

WE MAY ENGAGE IN ADDITIONAL FINANCINGS WHICH MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. We believe our present cash resources and revenue from anticipated sales of products and service revenues are sufficient to finance our planned operations for the next twelve months. Nevertheless, we may raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if we were not able to complete the development of the MTA2 and SV2 systems, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders.

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel, particularly in light of the acquisition of the Cray business unit. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel.

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


OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the T3E system and the expected high average sales prices for our MTA1, MTA2 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence, and continuously evolving industry standards. Our success will depend upon our ability to enhance our current products, the SV1 and T3E, to complete development of the MTA2 and the SV2 systems and to develop MTA3 and SV3 systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH PERFORMANCE COMPUTER MARKET. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high performance computer systems and price adjustments may materially and adversely affect customer demand for our products.

        Our competitors are established companies that are well known in the high performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard and Silicon Graphics in the U.S. and Japanese companies such as NEC Corporation, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

        In addition we compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. To date, these products have been limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would materially and adversely affect our ability to sell our products and the receipt of revenue.

MODIFICATION OR ELIMINATION OF CURRENT TARIFFS UNDER THE ANTIDUMPING LAWS WOULD ADVERSELY AFFECT OUR COMPETITIVE POSITION IN THE UNITED STATES. Significant duties are imposed on the importation in the U.S. of vector high performance computer systems of NEC, Fujitsu and Hitachi under the U.S. antidumping laws. These duties are subject to review in the second half of 2002. If these duties were modified or eliminated, we would face significantly increased competition in the U.S. high performance computer market from these companies.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patent applications pending and plan to file additional patent applications. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

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

OUR ABILITY TO BUILD CERTAIN PRODUCTS IS LIMITED BY OUR AGREEMENT WITH SGI, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SGI AND OTHER COMPANIES. The Technology Agreement pursuant to which we acquired and licensed patent, know-how and other intellectual property rights from SGI contains restrictions on our ability to develop certain products, including specified successors to the T3E system, and restrictions on the use of other technology, such as SGI's IRIX operating system to the SV2.

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

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The asset purchase agreement with SGI pursuant to which we purchased the Cray Research business assets contains provisions restricting our ability to transfer the Cray Research business assets. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003 or if SGI were sold. In addition, we must give SGI a right of first refusal for any sale of these assets to other purchasers for such period or if earlier, when over a period of four fiscal quarters the revenue from sales of Cray products is less than 50% of our total revenue.

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Provisions of our Restated Articles of Incorporation and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Articles and Bylaws provide for:

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

        - special procedures must be followed in order to bring matters before our shareholders at our annual shareholders' meeting; and

        - special procedures must be followed in order for nominating members for election to the Board of Directors.

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have never paid any dividends on our common stock and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the quarter ended March 31, 2000, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly we believe that the market risk arising from our holdings of these financial instruments is minimal. All of our current contract payments are payable in U.S. dollars, and consequently we do not have any foreign currency exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions. Beginning in the second quarter, with the acquisition of the world-wide Cray business operations, we will have transactions in foreign currencies and anticipate that we will engage in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On February 2, 2000, we raised $26,134,375, prior to fees and expenses of $1,830,495, in a private placement of 5,226,875 shares of our Common Stock to 20 institutional and 8 individual accredited investors. We sold the shares at a price of $5.00 per share. These offers and sales were exempt from the registration provisions of the Securities Act of 1933, as amended, under Sections 4(2) and 4(6) of the Securities Act, and the rules and regulations under those provisions, because of the nature of the offerees and investors and the manner in which we conducted the offering. There were no underwriters or finders involved.


ITEM 5. OTHER INFORMATION

        The Company has acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc. ("SGI"). See "Acquisition of Cray Research Business Unit" under Notes to Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
    ------------
        10.1          Asset Purchase Agreement between SGI and the Company,
                      dated as of March 1, 2000*

        10.2 Amendment No. 1 to the Asset Purchase Agreement, dated as of March 31, 2000*

        10.3 Technology Agreement between SGI and the Company, effective as of March 31, 2000

        10.4 Services Contract Agreement between SGI and the Company, dated as of March 31, 2000

        10.5 Transition Services Agreement between SGI and the Company, dated as of March 31, 2000

        10.6 Registration Rights Agreement between SGI and the Company, dated as of March 31, 2000

        27.1          Financial Data Schedule

*Incorporated by reference to the Company's report on Form 8-K, as filed with the Commission on April 17, 2000

        (b) Reports on Form 8-K

                A report on Form 8-K for an event of February 2, 2000, was filed on February 15, 2000, reporting our private placement of common stock under "Other Events."

                A report on Form 8-K for an event of March 1, 2000, was filed on March 3, 2000, reporting our Asset Purchase Agreement for the Cray Research business unit under "Other Events."


ITEMS 1, 3, AND 4 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAY INC.

May 15, 2000                                By: /s/ JAMES E. ROTTSOLK
                                                    James E. Rottsolk
                                                    Chief Executive Officer

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