Form 10-Q
period 2000-06-30
CRAY INC
filed 2000-08-14
CIK 949158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 2000

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

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

                           -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

      As of August 14, 2000, 33,429,074 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                           CRAY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------

PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets as of December 31, 1999
                    and June 30, 2000                                                                      3

                    Consolidated Statements of Operations for the Three and Six
                    Months Ended June 30, 1999 and 2000                                                    4

                    Consolidated Statement of Shareholders' Equity for the Six Months
                    Ended June 30, 2000                                                                    5

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1999 and 2000                                                           6

                    Notes to Consolidated Financial Statements                                             7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                          9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                                                           22

PART II  OTHER INFORMATION

         Item 2.    Changes in Securities                                                                 23

         Item 4.    Submission of Matters to a Vote of Security Holders                                   23

         Item 5.    Other Information                                                                     23

         Item 6.    Exhibits and Reports on Form 8-K                                                      24

                           CRAY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           December 31,     June 30,
                                                              1999            2000
                                                                           (unaudited)
                                                           -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                $  10,069       $   7,742
   Restricted cash                                              1,132             951
   Accounts receivable                                            641          32,523
   Inventory, net                                               4,513          22,020
   Prepaid expenses and other assets                              544           2,072
                                                            ---------       ---------
          Total current assets                                 16,899          65,308

Property and equipment, net                                     5,829          26,024
Spares inventory, net                                                          26,299
Intangible assets, net                                            186          34,528
Other assets                                                      496             969
                                                            ---------       ---------
          TOTAL                                             $  23,410       $ 153,128
                                                            =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $   4,366       $  10,039
   Accrued payroll and related expenses                         2,147          10,736
   Other accrued liabilities                                      277           7,380
   Line of credit                                                               5,200
   Current portion of warranty reserves                                        16,881
   Current portion of obligations under capital leases            612             465
   Current portion of notes payable                               289          23,809
                                                            ---------       ---------
          Total current liabilities                             7,691          74,510

Warranty reserves                                                              26,597
Obligations under capital leases                                  390             261
Notes payable                                                   1,022             884

Shareholders' equity:
   Common Stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 25,212 and 33,378 shares        111,443         152,709
   Accumulated deficit                                        (97,136)       (101,833)
                                                            ---------       ---------
                                                               14,307          50,876
                                                            ---------       ---------
          TOTAL                                             $  23,410       $ 153,128
                                                            =========       =========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                Three Months Ended             Six Months Ended
                                                      June 30,                     June 30,
                                                1999           2000           1999           2000
                                              --------       --------       --------       --------
Revenue:
  Product                                     $              $ 26,693       $    557       $ 26,693
  Service                                           22         24,280             44         24,324
                                              --------       --------       --------       --------
     Total revenue                                  22         50,973            601         51,017
                                              --------       --------       --------       --------
Operating expenses:
  Cost of product revenue                        1,643         15,239          4,588         17,242
  Cost of service revenue                           21         12,264             51         12,290
  Research and development                       3,569         13,865          6,563         18,348
  Marketing and sales                              545          2,822          1,178          3,590
  General and administrative                       638          1,898          1,102          2,998
                                              --------       --------       --------       --------
    Total operating expenses                     6,416         46,088         13,482         54,468
                                              --------       --------       --------       --------
    Income (loss) from operations               (6,394)         4,885        (12,881)        (3,451)

Other income (expense)                            (278)           171           (602)           502

Amortization of intangibles                                    (1,748)                       (1,748)
                                              --------       --------       --------       --------
Net income (loss)                               (6,672)         3,308        (13,483)        (4,697)

Preferred stock dividend                           (45)                         (115)
                                              --------       --------       --------       --------
Net income (loss) for common share            $ (6,717)      $  3,308       $(13,598)      $ (4,697)
                                              ========       ========       ========       ========
Net income (loss) per common share:
    Basic                                     $  (0.40)      $   0.10       $  (0.87)      $  (0.15)
                                              ========       ========       ========       ========
    Diluted                                   $  (0.40)      $   0.10       $  (0.87)      $  (0.15)
                                              ========       ========       ========       ========
Weighted average shares outstanding:
    Basic                                       16,677         33,367         15,696         31,492
                                              ========       ========       ========       ========
    Diluted                                     16,677         33,448         15,696         31,492
                                              ========       ========       ========       ========


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   Common Stock
                                             ------------------------
                                             Number of                     Accumulated
                                              Shares         Amount          Deficit         Total
                                             ---------      ---------      -----------      -------
BALANCE, January 1, 2000                       25,212       $ 111,443       $ (97,136)      $14,307

Common stock issued in private
   placement, net of issuance costs
   of $1,830,495                                5,227          24,304                        24,304

Exercise of warrants                            1,872           9,015                         9,015

Cash received on subscribed common stock                          900                           900

Warrants and options issued for services                          194                           194

Issuance of shares under Employee
   Stock Purchase Plan                             34             108                           108

Exercise of stock options                          30              93                            93

Net loss                                                                       (8,005)       (8,005)
                                              -------       ---------       ---------       -------
BALANCE, March 31, 2000                        32,375       $ 146,057       $(105,141)      $40,916

Issuance of common stock to SGI                 1,000           6,700                         6,700

Exercise of stock options                           3               4                             4

Warrant commission and fees                                      (147)                        (147)

Warrants issued for services                                       95                            95

Net income                                                                      3,308         3,308
                                              -------       ---------       ---------       -------
BALANCE, June 30, 2000                         33,378       $ 152,709       $(101,833)      $50,876
                                              =======       =========       =========       =======


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   1999           2000
                                                                                 --------       --------
Operating Activities:
  Net loss                                                                       $(13,483)      $ (4,697)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                       885          5,192
  Amortization of acquisition intangibles                                                          1,748
  Beneficial conversion feature of notes payable                                      531             18
  Non-cash warrant and option expense                                                                289
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                                  88        (27,966)
  Inventory                                                                            (8)         4,672
  Other assets                                                                        113           (381)
  Accounts payable                                                                   (732)         5,866
  Other accrued liabilities                                                           (10)         3,044
  Accrued payroll and related expenses                                                187          4,146
  Warranty reserve                                                                                (3,856)
                                                                                 --------       --------
Net cash used by operating activities                                             (12,429)       (11,925)

Investing Activities:
  Cash used for acquisition                                                                      (27,775)
  Purchases of property and equipment                                                (710)        (1,549)
                                                                                 --------       --------
Net cash used by investing activities                                                (710)       (29,324)

Financing Activities:
  Related party receivable                                                            (18)           (10)
  Restricted cash                                                                                    181
  Issuance of notes payable                                                         1,900
  Sale of common stock                                                             34,070         25,204
  Proceeds from exercise of warrants                                                               8,868
  Proceeds from exercise of options                                                    32             96
  Proceeds from line of credit                                                                     5,000
  Principal payments on notes payable                                                               (141)
  Capital leases, net                                                                (130)          (276)
                                                                                 --------       --------
Net cash provided by financing activities                                          35,854         38,922

Net Increase (Decrease) in Cash and Cash Equivalents                               22,714         (2,327)

Cash and Cash Equivalents:
  Beginning of period                                                               3,162         10,069
                                                                                 --------       --------
  End of period                                                                  $ 25,876       $  7,742
                                                                                 ========       ========
Supplemental Disclosure of Non Cash Investing
   and Financing Activities:
  Inventory reclassed to fixed assets                                               1,032          1,559
  Common stock issued for acquisition of assets                                                    6,700
  Notes payable converted to common stock                                           2,000
  Common stock issued for employee stock purchase plan                                               108
  Accounts payable converted to notes                                                 594
  Fixed asset additions through common stock                                          164

Supplemental Disclosure of  Cash Flow Information:
   Cash paid for interest                                                        $     87       $    136


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, shareholders' equity and cash flows have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's financial statements for the year ended December 31, 1999, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.


ACQUISITION

      The Company acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc. ("SGI") on April 1, 2000. The acquisition was recorded under the purchase method of accounting and therefore the results of operations of the Cray Research business unit and the fair values of the acquired assets and liabilities were included in the Company's financial statements beginning as of April 1, 2000.

      The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of the acquisition as follows (in thousands):

Net assets acquired                                                  $ 21,943
Fair value adjustments                                                  1,094
Note payable                                                          (35,259)
Acquisition costs                                                      (1,022)
Cash paid                                                             (15,000)
Common stock                                                           (6,700)
                                                                     ---------
Goodwill                                                             $ 34,944
                                                                     =========

      The pro forma results of operations set forth below have been prepared to reflect the acquisitions of the Cray Research business unit, assuming the acquisition had occurred on January 1, 1999 (in thousands, except for per share data).

                                 Pro Forma
                         Six months ended June 30,
                                (unaudited)
                            1999           2000
                         ----------      ---------
Total revenue             $ 105,285      $ 91,965
                          =========      ========
Net income                $  10,228      $  9,257
                          =========      ========
Net income per share      $    0.61      $   0.29
                          =========      ========

      The unaudited pro forma results of operations do not purport to present what the Company's financial position or results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or period.


INVENTORY

      Inventory consisted of the following (in thousands):

                                December 31,     June 30,
                                    1999           2000
                                ------------     --------
Components and subassemblies      $  8,044       $ 26,840
Work in process                        806         17,369
Finished goods                       1,137          4,780
Inventory allowance                 (5,474)       (26,969)
                                  --------       --------
                                  $  4,513       $ 22,020
                                  ========       ========

CHANGES IN CAPITAL

      On April 1, 2000, the Company issued one million shares of common stock valued at $6.7 million to SGI, in connection with the acquisition of the Cray Research business unit.


 EARNINGS PER SHARE

      Basic earnings per share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method.


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

OVERVIEW

      We design, develop, market and service high-performance vector processor and general-purpose parallel computer systems. We presently market two computer models, the Cray SV1 and T3E, and provide maintenance services to the Cray installed base of these and earlier models of Cray computers. We are developing upgrades to the Cray SV1 and T3E, and we are developing two new computer systems, the MTA2, based on our multithreaded architecture system, and the SV2, which will combine elements of the SV1 and T3E computers. We have begun initial work on their respective successors, the MTA3 and SV3.

      Our service organization supports over 600 Cray supercomputers installed at about 200 customer sites in approximately 30 countries. This installed base includes close to 200 large scale vector supercomputers and more than 50 massively parallel systems.

      We have approximately 900 employees and world-wide operations. Our principal facilities are located in Seattle, Washington (corporate headquarters and MTA hardware and software engineering) with 125 employees; Eagan, Minnesota (software engineering, sales and marketing), with approximately 200 employees; and Chippewa Falls, Wisconsin (hardware engineering, manufacturing and service support), with approximately 300 employees. Approximately 125 employees are located in field offices in the United States, with principal sales and service offices located in Maryland, Georgia and New Mexico. Overseas, we have approximately 150 employees with principal offices in the United Kingdom, Germany, France, Japan, Canada and Australia.

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

      We have experienced net losses in each year of operations. We incurred net losses of approximately $19.8 million in 1998, $34.5 million in 1999 and $4.7 million in the first six months of 2000, compared to a net loss of approximately $13.5 million in the first six months of 1999. With net profits of $3.1 million, the quarter ended June 30, 2000 was our first profitable quarter.

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


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

      With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any future period.

REVENUE. We had revenue from product sales of $26.7 million for the three and six months ended June 30, 2000 compared to zero and $557,000 for the respective 1999 periods. Product revenue for the three and six months ended June 30, 2000 consist of $20.6 million for our T3E product line and $6.1 million for our SV1 product line. The respective 1999 periods consisted of the sale of a four-processor MTA1 system. The overall increase in product revenue is due to the acquisition of the Cray product line. We expect our product revenue to vary quarterly. In particular we expect that product revenue will decline markedly in the third quarter and then improve substantially in the fourth quarter of 2000. See "Risk Factors - Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile." Product revenue represented 52% of total revenues for the three and six months ended June 30, 2000.

      Service revenue were $24.3 million for the three and six months ended June 30, 2000 compared to $22,000 and $44,000 for the respective 1999 periods. Services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer's election. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business. We expect service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then stabilize as our new systems are placed in service. Service revenue represented 48% of total revenues for the three and six months ended June 30, 2000.

      OPERATING EXPENSES. Cost of product revenue was $15.2 million and $17.2 million for the three and six months ended June 30, 2000 compared to $1.6 million and $4.6 million for the respective 1999 periods. Cost of product revenue for 1999 consisted of manufacturing costs and inventory adjustments relating to the MTA product line. Cost of product revenue represented 57% of product revenue for the three and six months ended June 30, 2000.

      Cost of service revenue was $12.3 million for the three and six months ended June 30, 2000, after offset in part by $4.3 million of warranty reserves, compared to $21,000 and $51,000 for the respective 1999 periods. Cost of service revenue represented 51% of product revenue for the three and six months ended June 30, 2000.

        Research and development expenses reflect our costs associated with the enhancements to the SV1 AND T3E systems and the development of the MTA and SV2 systems, including related software development, and cover personnel expenses, allocated overhead and operating expenses, software, materials, and engineering expenses, including payments to third parties, offset in part by governmental development funding. Research and development expenses were $13.9 million and $18.3 million for the three and six months ended June 30, 2000 compared to $3.6 million and $6.6 million for respective 1999 periods. Increases in research and development expenses primarily will depend on increases in engineering personnel, principally software engineers. Over time, with receipt of increased revenue from products currently under development, we would expect research and development expenses to decrease as a percentage of overall revenue. Research and development expenses represented 27% and 36% of total revenues for the three and six months ended June 30, 2000.

      Marketing and sales expenses were $2.8 million and $3.6 million for the three and six months ended June 30, 2000 compared to $545,000 and $1.2 million for respective 1999 periods. We expect marketing and sales expenses to increase over the rest of the year as we augment our sales force. Marketing and sales expenses represented 5% and 7% of total revenues for the three and six months ended June 30, 2000.

      General and administrative expenses were $1.9 million and $3.0 million for the three and six months ended June 30, 2000 compared to $638,000 and $1.1 million for the respective 1999 period. General and administrative expenses represented 4% and 6% of total revenues for the three and six months ended June 30, 2000. General and administrative expenses are expected to increase as we complete our management team.

      OTHER EXPENSE. Interest income was $281,000 and $601,000 for the three and six months ended June 30, 2000 compared to $50,000 and $77,000 for the respective 1999 periods, due to higher average cash balances from the financings completed in 2000. Interest expense was $66,000 and $126,000 for the three and six months ended June 30, 2000 compared to $29,000 and $87,000 for the respective 1999 periods.

      The results for the three and six months ended June 30, 2000 include amortization of acquisition related expenses of $1.7 million.

      TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

      PREFERRED STOCK. The dividends for the first half of 1999 were accrued on our Series A Convertible Preferred Stock, all of which was converted to common stock in the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled $7.7 million at June 30, 2000 and $10.1 million at December 31, 1999. Restricted cash balances, which serve as collateral for capital equipment loans and leases, totaled $1 million at June 30, 2000 and December 31, 1999. Accounts receivable were $32.5 million at June 30, 2000 and $641,000 at year end.

      Net cash used in operating activities was $11.9 million for the six months ended June 30, 2000 compared to $12.4 million used in the six months ended June 30, 1999. For the six months ended June 30, 2000, net operating cash flows were primarily attributed to an increase in accounts receivable from product sales and operating expenses. For the six months ended June 30, 1999, net operating cash flows were primarily attributable to net losses, personnel costs and costs of inventory.

      Net cash spent on investing activities was $29.3 million for the six months ended June 30, 2000, compared to $710,000 for the six months ended June 30, 1999, and for the 2000 period consisted primarily of $26.7 million of cash spent on the Cray acquisition, $1.1 million of cash spent on acquisition related charges, and $1.5 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods.

      Net cash provided by financing activities was $38.9 million for the six months ended June 30, 2000 compared to $35.8 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, we raised $25.2 million through the sale of common stock and received $8.9 million in proceeds from warrant exercises. We also obtained a line of credit for up to $10 million. For the six months ended June 30, 1999 financing activities consisted primarily of the sale of common stock through private placements.

      As part of the acquisition of the Cray Research business unit, we paid SGI $15 million and issued a nine-month non-interest bearing promissory note of $35.2 million of which we paid $11.7 million on June 30, 2000. We believe our present cash resources and our anticipated revenue from product sales and maintenance services will be sufficient to finance our planned operations for the remainder of the year, including payment of the SGI note and other acquisition costs. Our operational expenses will consist primarily of personnel costs, cost of inventory and third-party engineering expenses. Nevertheless, we may raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if anticipated sales of Cray products were delayed or if we were not successful in maintaining the level of maintenance revenue, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. See "Risk Factors--We May Engage in Additional Financings Which May Be Dilutive to Existing Shareholders."

RISK FACTORS

      The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

A FAILURE TO INTEGRATE THE CRAY RESEARCH BUSINESS UNIT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS. With the acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), the size and geographic dispersion of our workforce and operations increased significantly. These increases place a significant strain on our management, financial and other resources. We need to attract additional management talent, implement new financial, budgeting and management information systems, retain, motivate and effectively manage our employees, enhance internal control systems, increase our sales force, renovate existing and find new facilities and successfully separate the Cray operations from those of SGI and combine them with our existing operations. We may experience difficulties in integrating Cray's personnel, operations and technologies; and managing this sudden growth and these issues could divert our management's time and resources. Our success will depend on our management's ability to make these changes and to manage our operations effectively over the long term.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 and T3E, including enhancements to these products, for significant product revenues in 2000 and 2001. To obtain these sales, we need to reconstitute our marketing and service organization and assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments would limit our revenues and resources and would adversely affect our profitability and operations.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WOULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. We currently are performing most of the services under the existing SGI maintenance contracts as a sub-contractor to SGI. As these contracts expire, we need to convince customers to execute new maintenance service contracts with us. We anticipate that the service revenues will constitute a significant amount of our total revenues. If customers decommissioned our installed computers and did not renew their maintenance service contracts with us, our revenue and earnings would be adversely affected.

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the T3E system and the expected high average sales prices for our MTA2 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

      -     changes in levels of customer capital spending;

      -     the introduction or announcement of competitive products;

      -     the availability of components;

      -     timing of the receipt of necessary export licenses; or

      - currency fluctuations and international conflicts or economic crises.

      Because of these factors, revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. In particular we expect that product revenue will decline markedly in the third quarter and then improve substantially in the fourth quarter of 2000.

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL ADVERSELY AFFECT OUR EARNINGS. Certain components in the T90 vector computers sold by Cray prior to our acquisition have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. We are continuing to take action that commenced prior to the acquisition to address this problem, and have on our balance sheets a reserve to account for anticipated losses on the T90 maintenance service contracts.

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. In addition, a few of these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high- performance computer systems. The failure of U.S. and foreign government agencies to purchase additional very high-performance computer systems or to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, would materially and adversely affect our results of operations and increase our need for capital.

PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE WILL ADVERSELY AFFECT OUR PROSPECTS. Our high-performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Until these criteria are changed, we may be foreclosed from bidding or proposing our systems, which would adversely affect our revenue potential.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN
US. While we have had a substantial increase in revenues with the acquisition of the Cray business operations, whether we will continue to achieve earnings will depend upon a number of factors, including:

      - our ability to integrate the operations of the former Cray business unit;

      - our ability to market and sell our existing products, the SV1 and T3E, and complete the development of the MTA2 and SV2 systems;

      -     the level of revenue in any given period;

      -     the cost of servicing the T90 installed base;

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

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES OF OUR NEW SYSTEMS. In order to make sales in the automotive, aerospace, chemistry and other engineering and commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our systems. The relatively low volume of supercomputer sales may make it difficult for us to attract these vendors. We also plan to modify and rewrite third-party software applications to run on these systems ourselves to facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on our systems.

U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. government regulates the export of high-performance computer systems such as our products. We currently are awaiting approval for the export of one system. Delay or denial in the granting of any required licenses could adversely affect our ability to make sales to certain foreign customers, thereby eliminating an important source of potential revenue.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers.

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

      - one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

      - some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well- established companies.

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. We are negotiating for credit facilities, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenues and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would adversely affect our cash reserves and increase our need for capital.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND COULD HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. As of June 30, 2000, we had outstanding:

      -     33,409,206 shares of common stock;

      -     warrants to purchase 14,836,167 shares of common stock;

      - 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock; and

      - stock options to purchase an aggregate of 7,461,102 shares of common stock, of which 2,093,479 options were then exercisable.

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

WE MAY ENGAGE IN ADDITIONAL FINANCINGS WHICH MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. We believe our present cash resources and revenue from anticipated sales of products and service revenues are sufficient to finance our planned operations for the next twelve months. Nevertheless, we may raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if we were not able to complete the enhancements to the SV1 and T3E systems and the development of the MTA2 and SV2 systems, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders.

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel, particularly in light of the acquisition of the Cray business unit. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel. We have no employment contracts with any of our employees.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to, among other factors:

      -     changes in analysts' estimates;

      -     our future capital raising activities;

      -     announcements of technological innovations by us or our competitors;
            and

      -     general conditions in the high-performance computer industry.

      In addition, the stock market is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to enhance our current products, the SV1 and T3E, to complete development of the MTA2 and the SV2 systems and to develop MTA3 and SV3 systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH- PERFORMANCE COMPUTER MARKET. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high-performance computer systems and price adjustments may materially and adversely affect customer demand for our products.

      Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard and Silicon Graphics in the U.S. and Japanese companies such as NEC Corporation, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

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

MODIFICATION OR ELIMINATION OF CURRENT TARIFFS UNDER THE ANTIDUMPING LAWS WOULD ADVERSELY AFFECT OUR COMPETITIVE POSITION IN THE UNITED STATES. Significant duties are imposed on the importation in the U.S. of vector high-performance computer systems of NEC, Fujitsu and Hitachi under the U.S. antidumping laws. These duties are subject to review in the second half of 2002. If these duties were modified or eliminated, we may face significantly increased competition in the U.S. high-performance computer market from these companies.

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

OUR ABILITY TO BUILD CERTAIN PRODUCTS IS LIMITED BY OUR AGREEMENT WITH SGI, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SGI AND OTHER COMPANIES. The Technology Agreement pursuant to which we acquired and licensed patent, know-how and other intellectual property rights from SGI contains restrictions on our ability to develop certain products, including specified successors to the T3E system, and restrictions on the use of other technology, such as SGI's IRIX operating system in the SV2.

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

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The Asset Purchase Agreement with SGI pursuant to which we purchased the Cray Research business assets contains provisions restricting our ability to transfer the Cray Research business assets. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003 or if SGI were sold. In addition, we must give SGI a right of first refusal for any sale of these assets to other purchasers for such period or earlier, if over a period of four fiscal quarters the revenue from product sales of Cray products is less than 50% of our total revenue.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the quarter ended June 30, 2000, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. All of our current product contract payments are payable in U.S. dollars, and consequently we do not have any foreign currency exchange risks for product sales. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange losses. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      On April 1, 2000, we issued one million shares of our common stock to SGI in partial consideration for SGI's Cray Research business unit operations. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held on May 31, 2000. At the meeting the following actions occurred:

      1. The following were elected as directors for three year terms expiring in 2002:

Name                      Votes for        % for          Withheld      % withheld
----------------          ---------        -----          --------      ----------
Stephen C. Kiely          26,150,975       99.53          126,678           0.47
Burton J. Smith           25,644,525       97.60          633,128           2.40
John W. Titcomb           26,150,005       99.52          127,648           0.48

            David N. Cutler, Daniel J. Evans, Dean D. Thornton, Kenneth W. Kennedy, Terren S. Peizer, and James E. Rottsolk continue to serve as directors.

      2. An amendment to our restated Articles of Incorporation increasing the number of authorized shares of common stock to 100,000,000 was approved by the shareholders, with 25,719,866 shares voting in favor (76.6%), 477,606 shares voting against (1.4%), 80,181 shares abstaining, and 7,292,183 shares not voting (21.7%)

      3. An amendment to our 1999 Stock Option Plan increasing the number of shares reserved for issuance to 6,000,000 shares was approved by the shareholders, with 10,446,914 shares voting in favor (90.6%), 1,081,967 shares voting against (9.4%), 71,080 shares abstaining, and 21,969,875 shares not voting.

ITEM 5. OTHER INFORMATION

      The Company acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc. ("SGI") on April 1, 2000. See "Acquisition" under Notes to Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Restated Articles of Incorporation, as amended on April 3, 2000, and June 14, 2000

            10.1 Agreement between the CIT Group/Business Credit, Inc. and the Company, dated June 29, 2000

            11.1  Computation of Earnings (Loss) Per Share

            27.1  Financial Data Schedule

      Reports on Form 8-K

            A report on Form 8-K for an event of April 2, 2000, was filed on April 17, 2000, reporting our acquisition of the Cray research business unit under "Acquisition or disposition of assets."

            A report on Form 8-K/A for an event of April 2, 2000, was filed on June 16, 2000, reporting our acquisition of the Cray research business unit under "Acquisition or disposition of assets."

            A report on Form 8-K for an event of April 3, 2000, was filed on April 5, 2000, reporting our name change from "Tera Computer Company" to "Cray Inc." under "Other Events."


ITEMS 1 AND 3 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CRAY INC.

August 14, 2000                             By: /s/ JAMES E. ROTTSOLK
                                               ---------------------------------
                                                    James E. Rottsolk
                                                    Chief Executive Officer


                                                /s/ KENNETH W. JOHNSON
                                               ---------------------------------
                                                    Kenneth W. Johnson
                                                    Chief Financial Officer