Form 10-Q/A
period 2000-06-30
CRAY INC
filed 2000-11-14
CIK 949158

\
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______ .

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

                        411 FIRST AVENUE SOUTH, SUITE 600
                             SEATTLE, WA 98104-2860
                                 (206) 701-2000
                    (Address of principal executive offices)
              (Registrant's telephone number, including area code)


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

Cray Inc. has determined to restate its consolidated financial statements for the quarter ended June 30, 2000. This amendment includes an adjustment for imputed interest expense relating to the promissory note with Silicon Graphics Inc., and adjustments to the pro forma results of operations. No other information included in the original report on Form 10-Q is amended by this amendment.

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

                           CRAY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            December 31,       June 30,
                                                                1999             2000
                                                             ---------       ----------
                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $  10,069       $   7,742
   Restricted cash                                               1,132             951
   Accounts receivable                                             641          32,523
   Inventory, net                                                4,513          22,020
   Prepaid expenses and other assets                               544           2,072
                                                             ---------       ---------
          Total current assets                                  16,899          65,308

Property and equipment, net                                      5,829          26,024
Spares inventory, net                                                           26,299
Intangible assets, net                                             186          33,163
Other assets                                                       496             969
                                                             ---------       ---------
          TOTAL                                              $  23,410       $ 151,763
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $   4,366       $  10,039
   Accrued payroll and related expenses                          2,147          10,736
   Other accrued liabilities                                       277           7,380
   Line of credit                                                                5,200
   Current portion of warranty reserves                                         16,881
   Current portion of obligations under capital leases             612             465
   Current portion of notes payable                                289          23,091
                                                             ---------       ---------
          Total current liabilities                              7,691          73,792

Warranty reserves                                                               26,597
Obligations under capital leases                                   390             261
Notes payable                                                    1,022             884

Shareholders' equity:
   Common Stock, par $.01 -- Authorized, 100,000 shares;
      issued and outstanding, 25,212 and 33,378 shares         111,443         152,709
   Accumulated deficit                                         (97,136)       (102,480)
                                                             ---------       ---------
                                                                14,307          50,229
                                                             ---------       ---------
          TOTAL                                              $  23,410       $ 151,763
                                                             =========       =========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                          ----------------------        -----------------------
                                            1999           2000           1999           2000
                                          --------       --------       --------       --------
Revenue:
  Product                                 $              $ 26,693       $    557       $ 26,693
  Service                                       22         24,280             44         24,324
                                          --------       --------       --------       --------
     Total revenue                              22         50,973            601         51,017
                                          --------       --------       --------       --------

Operating expenses:
  Cost of product revenue                    1,643         15,239          4,588         17,242
  Cost of service revenue                       21         12,264             51         12,290
  Research and development                   3,569         13,865          6,563         18,348
  Marketing and sales                          545          2,822          1,178          3,590
  General and administrative                   638          1,898          1,102          2,998
                                          --------       --------       --------       --------

    Total operating expenses                 6,416         46,088         13,482         54,468
                                          --------       --------       --------       --------

    Income (loss) from operations           (6,394)         4,885        (12,881)        (3,451)

Other income (expense)                        (278)           171           (602)           502

Imputed interest expense                                     (719)                         (719)

Amortization of intangibles                                (1,676)                       (1,676)
                                          --------       --------       --------       --------

Net income (loss)                           (6,672)         2,661        (13,483)        (5,344)

Preferred stock dividend                       (45)                         (115)
                                          --------       --------       --------       --------

Net income (loss) for common share        $ (6,717)      $  2,661       $(13,598)      $ (5,344)
                                          ========       ========       ========       ========

Net income (loss) per common share:
        Basic                             $  (0.40)      $   0.08       $  (0.87)      $  (0.17)
                                          ========       ========       ========       ========

        Diluted                           $  (0.40)      $   0.08       $  (0.87)      $  (0.17)
                                          ========       ========       ========       ========

Weighted average shares outstanding:
        Basic                               16,677         33,367         15,696         31,492
                                          ========       ========       ========       ========

        Diluted                             16,677         33,448         15,696         31,492
                                          ========       ========       ========       ========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   Common Stock
                                           --------------------------------
                                             Number of                           Accumulated
                                               Shares           Amount             Deficit            Total
                                           --------------    -------------      -------------     -------------
BALANCE, January 1, 2000                           25,212        $ 111,443          $ (97,136)         $ 14,307

Common stock issued in private
   placement, net of issuance costs
   of $1,830,495                                    5,227           24,304                               24,304

Exercise of warrants                                1,872            9,015                                9,015

Cash received on subscribed common stock                               900                                  900

Warrants and options issued for services                               194                                  194

Issuance of shares under Employee
   Stock Purchase Plan                                 34              108                                  108

Exercise of stock options                              30               93                                   93

Net loss                                                                               (8,005)           (8,005)
                                           --------------        ---------         ----------          --------

BALANCE, March 31, 2000                            32,375        $ 146,057         $ (105,141)         $ 40,916


Issuance of common stock to SGI                     1,000            6,700                                6,700

Exercise of stock options                               3                4                                    4

Warrant commission and fees                                           (147)                                (147)

Warrants issued for services                                            95                                   95

Net income                                                                              2,661             2,661

                                           --------------        ---------         ----------          --------
BALANCE, June 30, 2000                             33,378        $ 152,709         $ (102,480)         $ 50,229
                                           ==============        =========         ==========          ========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                    1999            2000
                                                                               --------------- --------------
Operating activities:
  Net loss                                                                     $      (13,483) $      (5,344)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                           885          5,192
  Imputed interest expense                                                                               719
  Amortization of acquisition intangibles                                                              1,676
  Beneficial conversion feature of notes payable                                          531             18
  Non-cash warrant and option expense                                                                    289
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                                      88        (27,966)
  Inventory                                                                                (8)         4,672
  Other assets                                                                            113           (381)
  Accounts payable                                                                       (732)         5,866
  Other accrued liabilities                                                               (10)         3,044
  Accrued payroll and related expenses                                                    187          4,146
  Warranty reserve                                                                                    (3,856)
                                                                               --------------  -------------
Net cash used by operating activities                                                 (12,429)       (11,925)

Investing activities:
  Cash used for acquisition                                                                          (27,775)
  Purchases of property and equipment                                                    (710)        (1,549)
                                                                               --------------  -------------
Net cash used by investing activities                                                    (710)       (29,324)

Financing activities:
  Related party receivable                                                                (18)           (10)
  Restricted cash                                                                                        181
  Issuance of notes payable                                                             1,900
  Sale of common stock                                                                 34,070         25,204
  Proceeds from exercise of warrants                                                                   8,868
  Proceeds from exercise of options                                                        32             96
  Proceeds from line of credit                                                                         5,000
  Principal payments on notes payable                                                                   (141)
  Capital leases, net                                                                    (130)          (276)
                                                                               --------------  -------------
Net cash provided by financing activities                                              35,854         38,922

Net increase (decrease) in cash and cash equivalents                                   22,714         (2,327)

Cash and cash equivalents:
  Beginning of period                                                                   3,162         10,069
                                                                               --------------  -------------
  End of period                                                                $       25,876  $       7,742
                                                                               ==============  =============

Supplemental disclosure of non cash investing and financing activities:
  Inventory reclassed to fixed assets                                                   1,032          1,559
  Common stock issued for acquisition of assets                                                        6,700
  Notes payable converted to common stock                                               2,000
  Common stock issued for employee stock purchase plan                                                   108
  Accounts payable converted to notes                                                     594
  Fixed asset additions through common stock                                              164

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                      $           87  $         136

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

    The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of the acquisition as follows (in thousands):

Net assets acquired                                     $ 21,943
Fair value adjustments                                     1,094
Note payable                                             (33,822)
Acquisition costs                                         (1,022)
Cash paid                                                (15,000)
Common stock issued                                       (6,700)
                                                        --------

Goodwill                                                $ 33,507
                                                        ========

    The pro forma results of operations set forth below have been prepared to reflect the acquisitions of the Cray Research business unit, assuming the acquisition had occurred on January 1, 1999 (in thousands, except for per share data).

                                                        Pro Forma
                                                Six months ended June 30,
                                              ----------------------------
                                                   1999            2000
                                              -------------   ------------
                                                        (unaudited)
Total revenue                                 $     170,785   $    116,808
                                              =============   ============

Net income                                    $      44,990   $     23,418
                                              =============   ============

Net income per share                          $        1.60   $       0.70
                                              =============   ============

    The unaudited pro forma results of operations do not purport to present what the Company's financial position or results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or period.


INVENTORY

    Inventory consisted of the following (in thousands):

                                     December 31,        June 30,
                                        1999              2000
                                    -------------     -------------
Components and subassemblies        $       8,044     $      26,840
Work in process                               806            17,369
Finished goods                              1,137             4,780
Inventory allowance                        (5,474)          (26,969)
                                    -------------     -------------
                                    $       4,513     $      22,020
                                    =============     =============

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

    We have approximately 900 employees and world-wide operations. Our principal facilities are located in Seattle, Washington (corporate headquarters and MTA hardware and software engineering) with 125 employees; Eagan, Minnesota (software engineering, sales and marketing), with approximately 200 employees; and Chippewa Falls, Wisconsin (hardware engineering, manufacturing, and service support), with approximately 300 employees. Approximately 125 employees are located in field offices in the United States, with principal sales and service offices located in Maryland, Georgia and New Mexico. Overseas, we have approximately 150 employees, with principal offices in the United Kingdom, Germany, France, Japan, Canada and Australia.

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

    We have experienced net losses in each year of operations. We incurred net losses of approximately $19.8 million in 1998, $34.5 million in 1999 and $5.3 million in the first six months of 2000, compared to a net loss of approximately $13.5 million in the first six months of 1999. With net profits of $2.7 million, the quarter ended June 30, 2000 was our first profitable quarter.

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

    OPERATING EXPENSES. Cost of product revenue was $15.2 million and $17.2 million for the three and six months ended June 30, 2000, compared to $1.6 million and $4.6 million for the respective 1999 periods. Cost of product revenue for 1999 consisted of manufacturing costs and inventory adjustments relating to the MTA product line. Cost of product revenue represented 57% of product revenue for the three and six months ended June 30, 2000.

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

    We incurred imputed interest expense of $719,000 for the three and six months ended June 30, 2000 on the non-interest bearing note issued to SGI and amortization expense of $1.7 million for the three and six months ended June 30, 2000 primarily relating to the intangible assets from the acquisition of the Cray Research business unit.

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

    Net cash spent on investing activities was $29.3 million for the six months ended June 30, 2000, compared to $710,000 for the six months ended June 30, 1999, and for the 2000 period, consisted primarily of $26.7 million of cash spent on the Cray acquisition, $1.1 million of cash spent on acquisition related charges, and $1.5 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods.

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

    As part of the acquisition of the Cray Research business unit, we paid SGI $15 million and issued a nine-month non-interest bearing promissory note of $35.2 million of which we paid $11.7 million on June 30, 2000. We believe our present cash resources and our anticipated revenue from product sales and maintenance services will be sufficient to finance our planned operations for the remainder of the year, including payment of the SGI note and other acquisition costs. Our operational expenses will consist primarily of personnel costs, cost of inventory and third-party engineering expenses. Nevertheless, we may raise additional equity and/or debt capital in the next twelve months to enhance our financial position for future operations. In addition, if anticipated sales of Cray products were delayed or if we were not successful in maintaining the level of maintenance revenue, we may need additional capital earlier than planned. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms or may be dilutive to our shareholders. See "Risk Factors -- We May Engage in Additional Financings Which May Be Dilutive to Existing Shareholders."

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

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 and T3E, including enhancements to these products for significant product revenues in 2000 and 2001. To obtain these sales, we need to reconstitute our marketing and service organization and assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to finance the leasing of our products, which would result in a deferral of our receipt of cash for such systems. These developments would limit our revenues and resources and would adversely affect our profitability and operations.

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

        - one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

        - some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well-established companies.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on May 31, 2000. At the meeting the following actions occurred:

        1. The following were elected as directors for three year terms expiring in 2002:

   Name                     Votes for      % for      Withheld     % withheld
   ----                     ---------      -----      --------     ----------
Stephen C. Kiely           26,150,975      99.53      126,678         0.47

Burton J. Smith            25,644,525      97.60      633,128         2.40

John W. Titcomb            26,150,005      99.52      127,648         0.48

                David N. Cutler, Daniel J. Evans, Dean D. Thornton, Kenneth W. Kennedy, Terren S. Peizer, and James E. Rottsolk continue to serve as directors.

        2. An amendment to our restated Articles of Incorporation increasing the number of authorized shares of common stock to 100,000,000 was approved by the shareholders, with 25,719,866 shares voting in favor (76.6%), 477,606 shares voting against (1.4%), 80,181 shares abstaining, and 7,292,183 shares not voting (21.7%).

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        3.1 Restated Articles of Incorporation, as amended on April 3, 2000, and June 14, 2000*

        10.1 Agreement between the CIT Group/Business Credit, Inc. and the Company, dated June 29, 2000*

        11.1    Computation of Earnings (Loss) Per Share

        27.1    Financial Data Schedule

        * Incorporated by reference to the Company's report on Form 10-Q, as filed with the Commission on August 14, 2000.

    Reports on Form 8-K

           A report on Form 8-K for an event of April 2, 2000, was filed on June 17, 2000, reporting our acquisition of the Cray research business unit under "Acquisition or disposition of assets."

           A report on Form 8-K/A for an event of April 2, 2000, was filed on April 16, 2000, reporting our acquisition of the Cray research business unit under "Acquisition or disposition of assets."

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

                                                   CRAY INC.

November 14, 2000                       By: /s/ JAMES E. ROTTSOLK
                                                James E. Rottsolk
                                                Chief Executive Officer


                                           /s/ KENNETH W. JOHNSON
                                                Kenneth W. Johnson
                                                Chief Financial Officer