Form 10-Q
period 2000-09-30
CRAY INC
filed 2000-11-14
CIK 949158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 2000

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

        As of November 1, 2000, 33,792,409 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                           CRAY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                            Page No.
                                                                                            --------
PART I FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of December 31, 1999
                 and September 30, 2000                                                         3

                 Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 1999 and 2000                                       4

                 Consolidated Statement of Shareholders' Equity for the Nine Months
                 Ended September 30, 2000                                                       5

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1999 and 2000                                              6

                 Notes to Consolidated Financial Statements                                     7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  9

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                                   21

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                              21

                           CRAY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                December 31,     September 30,
                                                                   1999              2000
                                                               -------------     ------------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                   $      10,069     $      2,396
   Restricted cash                                                     1,132              857
   Accounts receivable                                                   641           22,513
   Inventory, net                                                      4,513           19,371
   Prepaid expenses and other assets                                     544            2,033
                                                               -------------     ------------
          Total current assets                                        16,899           47,170

Property and equipment, net                                            5,829           27,506
Spares inventory, net                                                                  24,040
Intangible assets, net                                                   186           31,777
Other assets                                                             496            1,812
                                                               -------------     ------------
          TOTAL                                                $      23,410     $    132,305
                                                               =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $       4,366     $      7,788
   Accrued payroll and related expenses                                2,147           11,227
   Other accrued liabilities                                             277           10,657
   Line of credit                                                                       4,500
   Deferred revenue                                                                     1,625
   Current portion of warranty reserves                                                19,779
   Current portion of obligations under capital leases                   612              359
   Current portion of notes payable                                      289           12,306
                                                               -------------     ------------
          Total current liabilities                                    7,691           68,241

Warranty reserves                                                                      18,532
Obligations under capital leases                                         390              201
Notes payable                                                          1,022              337

Shareholders'  equity:
   Common Stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 25,212 and 33,579 shares               111,443          153,571
   Accumulated deficit                                               (97,136)        (108,577)
                                                               -------------     ------------
                                                                      14,307           44,994
                                                               -------------     ------------
          TOTAL                                                $      23,410     $    132,305
                                                               =============     ============


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                              1999             2000             1999             2000
                                            --------         --------         --------         --------
Revenue:
  Product                                   $    814         $ 10,404         $  1,371         $ 37,097
  Service                                         36           23,284               80           47,608
                                            --------         --------         --------         --------
     Total revenue                               850           33,688            1,451           84,705
                                            --------         --------         --------         --------

Operating expenses:
  Cost of product revenue                        956            7,017            1,506           24,259
  Cost of service revenue                         16           11,409               67           23,699
  Research and development                     6,378           13,272           16,978           31,620
  Inventory obsolescence charge                6,441                             6,441
  Marketing and sales                            611            4,397            1,789            7,987
  General and administrative                     551            1,645            1,654            4,643
                                            --------         --------         --------         --------

    Total operating expenses                  14,953           37,740           28,435           92,208
                                            --------         --------         --------         --------

    Loss from operations                     (14,103)          (4,052)         (26,984)          (7,503)

Other income (expense)                           169              114             (433)             615

Imputed interest expense                                         (484)                           (1,203)

Amortization of intangibles                                    (1,675)                           (3,350)
                                            --------         --------         --------         --------

Net loss                                     (13,934)          (6,097)         (27,417)         (11,441)

Preferred stock dividend                                                          (116)
                                            --------         --------         --------         --------

Loss for common share                       $(13,934)        $ (6,097)        $(27,533)        $(11,441)
                                            ========         ========         ========         ========

Loss per common share,
        Basic and diluted                   $  (0.59)        $  (0.18)        $  (1.31)        $  (0.36)
                                            ========         ========         ========         ========

Weighted average shares outstanding,
        Basic and diluted                     23,769           33,401           21,064           31,500
                                            ========         ========         ========         ========


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Common Stock
                                                --------------------------
                                                Number of                          Accumulated
                                                  Shares           Amount            Deficit             Total
                                                ---------        ---------         -----------         ---------
BALANCE, January 1, 2000                           25,212        $ 111,443         $   (97,136)        $  14,307

Common stock issued in private
   placement, net of issuance costs
   of $1,830,495                                    5,227           24,304                                24,304

Exercise of warrants                                1,872            9,015                                 9,015

Cash received on subscribed common stock                               900                                   900

Warrants and options issued for services                               194                                   194

Issuance of shares under Employee
   Stock Purchase Plan                                 34              108                                   108

Exercise of stock options                              30               93                                    93

Net loss                                                                                (8,005)           (8,005)
                                                ---------        ---------         -----------         ---------
BALANCE, March 31, 2000                            32,375        $ 146,057         $  (105,141)        $  40,916

Issuance of common stock to SGI                     1,000            6,700                                 6,700

Exercise of stock options                               3                4                                     4

Warrant commission and fees                                           (147)                                 (147)

Warrants issued for services                                            95                                    95

Net income                                                                               2,661             2,661
                                                ---------        ---------         -----------         ---------
BALANCE, June 30, 2000                             33,378        $ 152,709         $  (102,480)        $  50,229

Exercise of stock options and warrants                 42               86                                    86

Warrants issued for services                                            39                                    39

Issuance of shares under Company
   401(k) Plan                                         14               91                                    91

Issuance of shares under Employee
   Stock Purchase Plan                                145              646                                   646

Net loss                                                                                (6,097)           (6,097)
                                                ---------        ---------         -----------         ---------
BALANCE, September 30, 2000                        33,579        $ 153,571         $  (108,577)        $  44,994
                                                =========        =========         ===========         =========


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       1999               2000
                                                                                     --------           --------
Operating activities:
  Net  loss                                                                          $(27,417)          $(11,441)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                         1,326             10,195
  Imputed interest expense                                                                                 1,203
  Amortization of acquisition intangibles                                                                  3,350
  Beneficial conversion feature of notes payable                                          540                 28
  Inventory write down                                                                  6,441
  Non-cash warrant and option expense                                                                        328
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                                    (814)           (17,951)
  Inventory                                                                              (971)             5,558
  Other assets                                                                            548             (1,067)
  Accounts payable                                                                       (703)             3,422
  Other accrued liabilities                                                                                7,945
  Accrued payroll and related expenses                                                    387              5,376
  Warranty reserve                                                                                        (9,023)
                                                                                     --------           --------
Net cash used by operating activities                                                 (20,663)            (2,077)

Investing activities:
  Cash used for acquisition                                                                              (39,784)
  Purchases of property and equipment                                                    (706)            (4,168)
                                                                                     --------           --------
Net cash used by investing activities                                                    (706)           (43,952)

Financing activities:
  Related party receivable                                                                (37)               (16)
  Restricted cash                                                                        (544)               275
  Issuance of notes payable                                                             1,900
  Sale of common stock                                                                 33,247             25,204
  Proceeds from exercise of warrants                                                                       8,868
  Proceeds from exercise of options                                                       255                182
  Proceeds from line of credit                                                                             4,500
  Principal payments on notes payable                                                     (13)              (215)
  Capital leases, net                                                                    (224)              (442)
                                                                                     --------           --------
Net cash provided by financing activities                                              34,584             38,356

                                                                                     --------           --------
Net increase (decrease) in cash and cash equivalents                                   13,215             (7,673)

Cash and cash equivalents:
  Beginning of period                                                                   3,162             10,069
                                                                                     --------           --------
  End of period                                                                      $ 16,377           $  2,396
                                                                                     ========           ========

Supplemental disclosure of non cash investing and financing activities:
  Inventory reclassed to fixed assets                                                   1,032              4,633
  Common stock issued for acquisition of assets                                                            6,700
  Notes payable converted to common stock                                               2,000
  Common stock issued for employee stock purchase plan                                                       754
  Accounts payable converted to notes                                                     594
  Fixed asset additions through notes payable                                             544
  Fixed asset additions through common stock                                              164

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                            $    189           $    198


                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations, shareholders' equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                          Pro Forma
                                Nine months ended September 30,
                                         (unaudited)
                                   1999                 2000
                                ----------            --------
Total revenue                   $  224,145            $150,453
                                ==========            ========

Net income                      $   38,854            $ 17,321
                                ==========            ========

Net income per share            $     1.40            $   0.50
                                ==========            ========


        The unaudited pro forma results of operations do not purport to present what the Company's financial position or results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company's financial position or results of operations for any future date or period.


INVENTORY

        Inventory consisted of the following (in thousands):

                                       December 31,        September 30,
                                          1999                 2000
                                        --------             --------
Components and subassemblies            $  8,044             $ 25,574
Work in process                              806               18,843
Finished goods                             1,137                1,461
Inventory allowance                       (5,474)             (26,507)
                                        --------             --------
                                        $  4,513             $ 19,371
                                        ========             ========

NET LOSS PER SHARE

        Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Because outstanding stock options, warrants and other common stock equivalent shares are antidilutive, their effect has not been included in the calculation of the net loss per share.

RECLASSIFICATIONS

        Certain prior-year amounts have been reclassified to conform with the current-year presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" beginning on page
13. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

        We design, develop, market and service high-performance vector processor and general-purpose parallel computer systems. We presently market two computer models, the Cray SV1 and T3E, and provide maintenance services to the installed base of these and earlier models of Cray computers. We are developing upgrades to the Cray SV1, and we are developing two new computer systems, the MTA2, based on our multithreaded architecture system, and the SV2, which will combine elements of the SV1 and T3E computers. We have begun initial work on their respective successors, the MTA3 and SV3.

        Our service organization supports approximately 600 Cray supercomputers installed at about 200 customer sites in approximately 30 countries. This installed base includes close to 200 large scale vector supercomputers and more than 50 massively parallel systems.

        We have approximately 900 employees and world wide operations. Our principal facilities are located in Seattle, Washington (corporate headquarters and MTA hardware and software engineering) with 125 employees; Mendota Heights, Minnesota (software engineering, sales and marketing), with approximately 200 employees; and Chippewa Falls, Wisconsin (hardware engineering, manufacturing, and service support), with approximately 300 employees. Approximately 125 employees are located in field offices in the United States, with principal sales and service offices located in Maryland, Georgia and New Mexico. Overseas, we have approximately 150 employees, with principal offices in Japan, the United Kingdom, Germany, France, Australia and Canada.

        We are completing the process of separating the Cray Research operations from those of SGI and integrating them with our own. This process has included establishing separate network, communications and other infrastructure services, reconstituting the marketing and sales operations, setting up subsidiary operations for international sales and services, implementing new operational policies and procedures, and identifying and filling openings in management, administration and other areas.

        We have experienced net losses in each year of operations. We incurred net losses of approximately $19.8 million in 1998, $34.5 million in 1999 and $11.4 million in the first nine months of 2000, compared to a net loss of approximately $27.4 million in the first nine months of 1999.

        We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized upon shipment or delayed until clarification of funding. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

        Factors that should be considered in evaluating our business, operations and prospects and that may affect our future results and financial condition are set forth below, beginning on page 13.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

        With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any future period.

        REVENUE. We had revenue from product sales of $10.4 million and $37.1 million for the three and nine months ended September 30, 2000, compared to $814,000 and $1.4 million for the respective 1999 periods. Product revenue for the three and nine months ended September 30, 2000 consisted of $3.0 million for our T3E product line and $7.3 million for our SV1 product line. The respective 1999 periods consisted of the sale of an eight-processor MTA1 system. The overall increase in product revenue is due to the acquisition of the Cray product line. We expect our product revenue to vary quarterly. See "Risk Factors
- Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile." Product revenue represented 31% and 44% of total revenues for the three and nine months ended September 30, 2000.

        Service revenue was $23.3 million and $47.6 million for the three and nine months ended September 30, 2000, compared to $36,000 and $80,000 for the respective 1999 periods. Services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer's election. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business. We expect service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Service revenue represented 69% and 56% total revenues for the three and nine months ended September 30, 2000.

        OPERATING EXPENSES. Cost of product revenue was $7.0 million and $24.3 million for the three and nine months ended September 30, 2000, compared to $1.0 million and $1.5 million for the respective 1999 periods. Cost of product revenue for 1999 consisted of manufacturing costs and inventory adjustments relating to the MTA product line. Cost of product revenue represented 67% and 65% of product revenue for the three and nine months ended September 30, 2000.

        Cost of service revenue was $11.4 million and $23.7 million for the three and nine months ended September 30, 2000, after utilization of $4.9 million and $9.2 million of warranty reserves for the three and nine months ended September 30, 2000, compared to cost of service revenue of $16,000 and $67,000 for the respective 1999 periods. Cost of service revenue represented 49% and 50% of service revenue for the three and nine months ended September 30, 2000.

        Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems and the development of the MTA and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials, and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Research and development expenses were $13.3 million and $31.6 million for the three and nine months ended September 30, 2000, compared to $6.4 million and $17.0 million for respective 1999 periods. Increases in research and development expenses primarily will depend on increases in engineering personnel, principally software engineers. Over time, with receipt of increased revenue from products currently under development, we expect research and development expenses to decrease as a percentage of overall revenue. Research and development expenses represented 39% and 37% of total revenues for the three and nine months ended September 30, 2000.

        Marketing and sales expenses were $4.4 million and $8.0 million for the three and nine months ended September 30, 2000, compared to $611,000 and $1.8 million for respective 1999 periods. We expect quarterly marketing and sales expenses to remain relatively constant. Marketing and sales expenses represented 13% and 9% of total revenues for the three and nine months ended September 30, 2000.

        General and administrative expenses were $1.6 million and $4.6 million for the three and nine months ended September 30, 2000, compared to $551,000 and $1.7 million for the respective 1999 periods. General and administrative expenses represented 5% of total revenues for the three and nine months ended September 30, 2000. General and administrative expenses are expected to increase slightly as we complete our management team.

        OTHER EXPENSE. Interest income was $63,000 and $664,000 for the three and nine months ended September 30, 2000, compared to $235,000 and $313,000 for the respective 1999 periods, due to lower average cash balances in 2000. Interest expense was $106,000 and $242,000 for the three and nine months ended September 30, 2000, compared to $53,000 and $189,000 for the respective 1999 periods.

        We incurred imputed interest expense of $484,000 and $1.2 million for the three and nine months ended September 30, 2000 on the non-interest bearing note issued to SGI and amortization expense of $1.7 million and $3.4 million for the three and nine months ended September 30, 2000 which related primarily to the intangible assets from the acquisition of the Cray Research business unit.

        TAXES. We made no provision for federal income taxes as we have continued to incur net operating losses.

        PREFERRED STOCK. The dividends for the first nine months of 1999 were accrued on our Series A Convertible Preferred Stock, all of which was converted to common stock in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $2.4 million at September 30, 2000 compared to $10.1 million at December 31, 1999. Restricted cash balances, which serve as collateral for capital equipment loans and leases, totaled $900,000 at September 30, 2000 and $1.1 million at December 31, 1999. Accounts receivable were $22.5 million at September 30, 2000 compared to $641,000 at year end.

        Net cash used by operating activities was $2.1 million for the nine months ended September 30, 2000, compared to $20.7 million used in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net operating cash flows were primarily attributed to an increase in accounts receivable from product sales and operating expenses. For the nine months ended September 30, 1999, net operating cash flows were primarily attributable to net losses, personnel costs, and costs of inventory.

        Net cash used by investing activities was $44.0 million for the nine months ended September 30, 2000, compared to $706,000 for the nine months ended September 30, 1999. Net cash used by investing activities for the 2000 period consisted primarily of $38.5 million of cash spent on the Cray acquisition, $1.3 million of cash spent on acquisition related charges, and $4.2 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods.

        Net cash provided by financing activities was $38.4 million for the nine months ended September 30, 2000, compared to $34.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, we raised $25.2 million through the sale of common stock and received $8.9 million in proceeds from warrant exercises, all of which were received in the first quarter. We also obtained a secured line of credit for up to $10 million. At September 30 we borrowed $4.5 million on the line of credit, all of which was repaid subsequent to the quarter.

        As part of the acquisition of the Cray Research business unit, we paid SGI $15 million and issued a nine-month non-interest bearing promissory note in the amount of $35.2 million, of which we repaid $23.5 million by September 30, 2000. Over the next twelve months our significant cash requirements relate to the payment of the remainder of the SGI note and acquisition-related expenses; operational expenses consisting primarily of personnel costs, costs of inventory and third-party engineering expenses; and acquisition of capital goods. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow. At any particular time, given the high average selling price of our products, our capital position is impacted by the timing of particular product sales and the receipt of prepaid maintenance. In addition delays in the enhancement to the SV1 system and the development of the MTA2 system, all planned to be completed in the next twelve months, may require additional capital earlier than planned. In order to provide sufficient working capital and enhance our capital position, we plan to raise additional equity and/or debt capital through utilization of our recently filed shelf registration statement covering $20 million of common stock, private placements and/or enhanced credit facilities. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders. See "Risk Factors - Additional Financings May Be Dilutive to Existing Shareholders."

RISK FACTORS

        The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

        A FAILURE TO INTEGRATE THE CRAY RESEARCH BUSINESS UNIT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS. With the acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), the size and geographic dispersion of our workforce and operations increased significantly. These increases have placed a significant strain on our management, financial and other resources and have required us to attract additional management talent, implement new financial, budgeting and management information systems; retain, motivate and effectively manage our employees; enhance internal control systems; increase our sales force; establish overseas sales and service subsidiaries; receive appropriate governmental security clearances; renovate existing and find new facilities; and successfully separate the Cray operations from those of SGI and combine them with our existing operations. We have not yet completed all of these tasks. We may experience difficulties in integrating Cray's personnel, operations and technologies and managing this sudden growth and these integration challenges could divert our management's time and resources. Our success will depend on our ability to make these changes and to manage our operations effectively over the long term.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 and T3E, including enhancements to these products, for significant product revenues in 2000 and 2001. To obtain these sales, we need to assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for such systems. These developments would limit our revenues and resources and would adversely affect our profitability and operations.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WOULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. We currently are performing most of the services under the existing SGI maintenance contracts as a sub-contractor to SGI until we are able to novate these contracts and receive appropriate governmental security clearances. As these contracts expire, we need to sell new maintenance service contracts to these customers. A significant portion of these contracts include prepaid service amounts. If customers do not renew their maintenance service contracts with us, our revenues, earnings and cash resources would be adversely affected.


OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. In addition we use a contract manufacturer to manufacture our SVI and T3E components.

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

We recently have been put on allocation by IBM for certain ceramic components used in our SV1 and T3E products that may affect the timing of sales of these products, particularly in the next three quarters. We may be able to obtain sufficient parts either from IBM or through reclamation of spare components. If we are not successful in these efforts, certain anticipated sales may be delayed or cancelled.

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. While we have obtained a secured credit facility based on domestic accounts receivables, we are seeking addition credit facilities, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenues and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would adversely affect our cash reserves and increase our need for capital.


OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the T3E system, and the expected high average sales prices for our MTA2 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD ADVERSELY AFFECT OUR BUSINESS AND INCREASE OUR CAPITAL REQUIREMENTS. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. In addition, a few of these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high-performance computer systems. The failure of U.S. and foreign government agencies to purchase additional very high-performance computer systems or to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, would materially and adversely affect our results of operations and increase our need for capital.

PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE ADVERSELY AFFECT OUR PROSPECTS. Our high-performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Until these criteria are changed, we are foreclosed from bidding or proposing our systems, on such proposals, which adversely affects our revenue potential.

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

        -       the terms and conditions of sale or lease for our products; and

          - our expense levels, particularly for research and development and manufacturing and service costs.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We are involved in significant development efforts, including system upgrades to our existing SV1 product, in order to add capabilities and features to extend its product life. Our success over the next few years depends upon completing the development of the MTA2 and the SV2 systems. We also have commenced initial work on development of the MTA3 and SV3 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems could materially and adversely affect our business and results of operations. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. Their inability to manufacture our components to our designs will adversely affect the completion of these products. From time to time during the development process we have had, and in the future we may have, to redesign certain components because of previously unforeseen design flaws. We also may find certain flaws, or "bugs," in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could affect adversely their success as commercial products.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES OF OUR NEW SYSTEMS. In order to make sales in the automotive, aerospace, chemistry and other engineering and commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our systems. The relatively low volume of supercomputer sales may make it difficult for us to attract these vendors. We also plan to modify and rewrite third-party software applications to run on our systems and so facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on our systems.

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


A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. As of September 30, 2000, we had outstanding:

        -       33,609,691 shares of common stock;

        -       warrants to purchase 14,815,846 shares of common stock;

        - 8% Convertible Promissory Notes in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock; and

        - stock options to purchase an aggregate of 8,417,158 shares of common stock, of which 2,362,635 options were then exercisable.

        Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the options are available for sale in the public market, subject in some cases to volume and other limitations.

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants and options, could depress prevailing market prices for the common stock. Even the perception that such sales could occur may impact market prices.

        In addition, the existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to the payment of the remainder of the SGI note and acquisition-related expenses; operational expenses consisting primarily of personnel costs, costs of inventory and third-party engineering expenses; and acquisition of capital goods. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow. At any particular time, given the high average selling price of our products, our capital position is impacted by the timing of particular product sales, and the receipt of prepaid maintenance. In addition delays in the enhancements to the SV1 system and the development of the MTA2 systems, all planned to be completed in the next twelve months, may require additional capital earlier than planned. In order to provide sufficient working capital and enhance our capital position, we likely will raise additional equity and/or debt capital through utilization of our recently filed shelf registration statement covering $20 million of common stock, private placements and/or enhanced credit facilities. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to enhance our current products, to complete development of the MTA2 and the SV2 systems and to develop MTA3 and SV3 systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high-performance computer systems and price adjustments may materially and adversely affect customer demand for our products.

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

MODIFICATION OR ELIMINATION OF CURRENT TARIFFS UNDER THE ANTIDUMPING LAWS WOULD ADVERSELY AFFECT OUR COMPETITIVE POSITION IN THE UNITED STATES. Significant duties are imposed on the importation in the U.S. of vector high-performance computer systems of NEC, Fujitsu and Hitachi under the U.S. antidumping laws. These duties are subject to review in the second half of 2002. If these duties were modified or eliminated, we may face significantly increased competition in the U.S. high-performance vector computer market from these companies.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of issued patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the quarter ended September 30, 2000, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced is U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We do not believe these risks to be material, and we are considering forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

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