Form 10-K
period 2000-12-31
CRAY INC
filed 2001-04-02
CIK 949158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                         COMMISSION FILE NUMBER: 0-26820

                                    CRAY INC.
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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.01 PAR VALUE

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 19, 2001 was approximately $65,600,000, based upon the last sale price of $1.78 reported for such date on the Nasdaq National Market System.

     As of March 19, 2001, there were 39,375,541 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on May 16, 2001, are incorporated by reference into Part III.

                                    CRAY INC

                                    FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                                                                             Page
                                                                             ----
                                     PART I

Item 1.    Business                                                            3
Item 2.    Properties                                                         20
Item 3.    Legal Proceedings                                                  20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item E.O.  Executive Officers of the Company                                  21

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder
             Matters                                                          23
Item 6.    Selected Financial Data                                            24
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         29
Item 8.    Financial Statements and Supplementary Data                        30
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             31

                                    PART III

Item 10.   Directors and Executive Officers of the Company                    32
Item 11.   Executive Compensation                                             32
Item 12.   Security Ownership of Certain Beneficial Owners and Management     32
Item 13.   Certain Relationships and Related Transactions                     32

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   33

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

     The risks, uncertainties and assumptions referred to above include the timely development, production and acceptance of products and services and their features; the level of governmental support for supercomputers; our dependency on third-party suppliers to build and deliver necessary components; our need for additional credit and financial facilities; the challenge of managing asset levels, including inventory; the difficulty of keeping expense growth at modest levels while increasing revenue; our ability to retain and motivate key employees; and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in "Factors That Could Affect Future Results" set forth in "Business" in Item 1 below in this report, and in subsequently filed reports. We assume no obligation to update these forward-looking statements.

GENERAL

     On April 1, 2000, we acquired the operating assets of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), and changed our corporate name from Tera Computer Company to Cray Inc. With that acquisition we changed from a development stage company with 125 employees (almost all located in Seattle, Washington), limited revenue and one product under development, to a company with nearly 900 employees located in over 20 countries, ongoing sales of supercomputer systems with several products in development, major manufacturing operations, an established service organization and substantial inventory. For these reasons, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company and discussions relating to periods after April 1, 2000, refer to our combined operations as Cray Inc.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We design, build, sell and service high performance computer systems, commonly known as supercomputers. We have leading edge technology, multiple product platforms, nearly 900 employees, a substantial worldwide installed base of computers, major manufacturing and service capabilities and extensive global customer relationships. We believe that our current products and those under development represent the future of supercomputing.

    We were incorporated under the laws of the State of Washington in December 1987. Our corporate headquarters offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, and our telephone number is (206) 701-2000.

PRODUCT OFFERINGS AND THE HIGH PERFORMANCE COMPUTER MARKET

    Since the pioneering Cray 1(R) system arrived in 1976, supercomputers--defined simply as the most powerful class of computers at any point in time--have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers years before becoming tractable on less-capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation. For engineering applications, high performance computers boost productivity and decrease the time to market for companies and products in a broad range of industries. The U.S. Government has recognized that the continued development of high performance computer systems, which typically sell for mutiple millions of dollars each, is of critical importance to the economic, scientific and strategic competitiveness of the United States.

    In conjunction with some of the world's most creative scientific and engineering minds, these formidable tools already have made automobiles safer and more fuel-efficient; located new deposits of oil and gas; saved lives and property by predicting severe storms; created new materials and life-saving drugs; powered advances in electronics and visualization; safeguarded national security; and unraveled mysteries ranging from protein-folding mechanisms to the shape of the universe.

    Applications promising future competitive and scientific advantage create a demand for more supercomputer power--10 to 1,000 times greater than anything available today, according to users. Automotive companies are targeting increased passenger cabin comfort, improved safety and handling. Aerospace firms envision more-efficient planes and space vehicles. The petroleum industry wants to "see" subsurface phenomena in greater detail. Urban planners hope to ease traffic congestion. Integrated digital imaging and virtual surgery--including simulated sense of touch--are high on the wish list in medicine. The sequencing of the human genome promises to open an era of burgeoning research and commercial enterprise in the life sciences.

    Our customized supercomputer products provide high bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, we offer the largest variety of products in order to address the broadest range of customer requirements and market segments.

    Vector Supercomputer Systems. For certain important classes of scientific and industrial applications, vector supercomputer systems remain unequaled. Starting in 1976, Cray Research pioneered the use of vector systems in a variety of market sectors. Vector systems typically use a moderate number (one to 64) of custom processors, each of which is two to 100 times faster in practice than the fastest commercially available microprocessors at any time. Earlier, vector systems effectively were the only type of system available and therefore dominated the supercomputer market. In the past decade, supercomputers employing alternative designs ("architectures"), including the Cray T3E(TM) highly parallel system and others, have emerged to capture substantial marketshare. Today, increasingly powerful vector systems remain an important market factor and are typically reserved for the most demanding class of applications and workloads. Our vector systems include unique features, traditionally employed by classified government customers, that in preliminary tests have demonstrated substantial performance advantages over microprocessor-based systems for mainstream problem solving in the emerging bioninformatics market. The same unique, hard-to-replicate features will be included in our forthcoming Cray MTA-2 systems.

    The Cray SV1ex(TM) system, scheduled for availability in mid-2001, provides substantial enhancements to the predecessor Cray SV1(TM) product. These enhancements elevate this product line from a successful upgrade path for midrange and prior-generation high-end Cray vector supercomputers, to a product that for important, non-bandwidth-intensive applications is expected to perform well as current high-end systems. The system's clock rate, at 500 megahertz, is the fastest of any currently available supercomputer, vector or non-vector; and the Cray SV1ex system's cachebased memory, unique among vector supercomputers, significantly improves performance for problems that make good use of cache memory. The targeted selling focus for the SV1ex systems is 8 to 64 gigaflops (billions of calculations per second), with typical selling prices ranging from $1 million to $2 million. We expect to sell some Cray SV1ex systems larger than 64 gigaflops.

    In February 2001 we signed an agreement with NEC Corporation to distribute and service NEC SX-5(TM) vector supercomputers and their successors. This agreement provides us with exclusive distribution and servicing rights in the United States, Canada and Mexico, and non-exclusive rights in the rest of the world. The SX-5 computers are the world's current best-selling high-end, high-bandwidth vector supercomputers, with a strong installed base in industry, government and academia. Current duties under a U.S. anti-dumping ruling effectively prohibit the importation of these computers into the U.S. We have requested that the U.S. Government remove these duties. Assuming that these duties are removed as expected, we plan on marketing NEC SX-5 series computers to customers with a need for high-end, high-bandwidth vector supercomputers, particularly in the United States. The targeted selling focus for the SX-5 supercomputers will be from 10 to 160 gigaflops, with expected selling prices ranging from $1.5 million to $15 million.

     Microprocessor-based Highly Parallel Systems. In recent years highly parallel supercomputer products have captured substantial market share by providing greater performance and price/performance on a range of applications for which vector supercomputers are less well suited. Highly parallel supercomputers typically link together tens, hundreds or thousands of standard microprocessors to act either concurrently on multiple tasks, or in concert on a single computationally-intensive task. In these systems, each processor typically is directly connected to its own private ("distributed" or "local") memory and the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture can be difficult to program and are most suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other and do not require the high memory and interconnect system bandwidth of supercomputers such as the forthcoming Cray SV2(TM), NEC SX-5 and Cray MTA-2 systems.

    The Cray T3E system, introduced in 1996 and able to employ up to 2,048 processors, is widely recognized as the first technically and commercially successful highly parallel system. The Cray T3E holds the world record for actual ("sustained") performance on a real application and was named "Supercomputer Product of the Year" for the year 2000 by the readers of Scientific Computing & Instrumentation magazine. We expect continued strong demand for T3E systems in 2001, driven by the product's proven superiority among highly parallel systems in handling large, complex applications and workloads. In May 2000 we sold an 816-processor T3E system upgrade to the U.S. Army High Performance Computing Research Center for $18.5 million. In August 2000, we sold the first enhanced Cray T3E-1350 system, totaling 136 processor, to Phillips Petroleum Company. We recently sold and installed a T3E system with teraflop capacity to the U.S. Department of Defense for approximately $21 million.

    In January 2001, we announced plans to introduce the Cray SuperCluster(R) series, a product line designed to extend the leadership of the Cray T3E system while exploiting commercially available third-party technologies to a greater degree. With the SuperCluster system, we plan to address market demand for COTS (commercial-off-the-shelf) clusters with higher capabilities than those available today, especially by leveraging the approximately $45 million software investment that has made the Cray T3E system the most scalable, usable system in its category. In addition to our own significant software contribution, we plan to use leading commercial off-the-shelf components, including Alpha processor technology from API Networks, advanced Linux system software and the highly scalable Myrinet cluster-interconnect network from Myricom. Over the next two years, we plan to add advanced data center management capabilities to the SuperCluster operating system, leveraging the Cray T3E software investment. Target markets for the SuperCluster systems include government, scientific research and select industries, such as petroleum and the life sciences. Unlike our vector and multithreaded architecture products, the SuperCluster is aimed at scalar applications and workloads, and at the growing number of customers and new prospects considering microprocessor-based COTS clusters. The SuperCluster is targeted for first customer ship in the second half of 2001.

     Cray SV2 System. We are currently developing the revolutionary Cray SV2 system, which incorporates in its design both vector processing capabilities from the long line of Cray Research vector systems, and highly parallel capabilities analogous to those of our T3E system. The SV2 is an "extreme performance" supercomputer aimed at the high end of the vector processing market and the high end of the market for highly parallel systems. The SV2 has been under development since 1997, and first customer ship is scheduled for the second half of 2002.

Our expected selling focus for the SV2 is 200 gigaflops to multiple tens of teraflops (trillions of calculations per second). The U.S. Government is providing substantial funding support for the development of the SV2 system and conducts rigorous progress reviews on a quarterly basis. Our SV2 development has satisfactorily completed all quarterly reviews to date.

     Multithreading Systems. Tera Computer Company was originally formed to pursue a significant breakthrough in high-performance computing by developing a scalable, uniform shared memory, latency tolerant system that utilizes a multithreaded architecture and a high bandwidth interconnection system. In the past year we have been heavily engaged in reimplementing the MTA system from gallium arsenide technology to more-mainstream CMOS (complementary metal-oxide silicon) technology. In January 2001 we announced a $5.4 million contract from Logicon, a Northrup Grumman company, to deliver a 28-processor, all-CMOS MTA-2 system to the Naval Research Laboratory in the fourth quarter of 2001, with substantial upgrade options over a four-year period. The Naval Research Laboratory plans to make this system available for investigative purposes to its own researchers and to the Department of Defense national research community. With the MTA-2 system, we are targeting customers in the defense community, in scientific research--including burgeoning new life sciences field such as bioinformatics, and in advanced imaging. The MTA-2 is aimed at new applications not well served by vector or highly parallel systems, such as dynamically adaptive meshes, data sorting and problems benefiting from advanced scalability, large uniform shared memory and easier parallel programming. The MTA-2 has shown a significant performance advantage, for example, on so-called Monte Carlo codes used in a wide range of sectors, from nuclear physics to medicine to finance.

SOFTWARE

     We offer UNIX-based operating systems, compiler software and diagnostic tools. We currently support multiple operating systems, including UNICOS/mk(TM) in the T3E, UNICOS(TM) in the SV1 and earlier vector processing systems, a UNIX-based system called MTX(TM) for the Cray MTA system. The SuperCluster operating system will be based on open-source version of LINUX with extensions to support high performance computing in a production environment, while the SV2 operating system will be UNIX-based with common UNICOS extensions. The NEC SX-5 systems and its successors use NEC's SUPER-UX(TM) operating system, which is also based on UNIX.

     We continue to design and build highly optimizing programming environments, performance management diagnostic software products that allow our customers to obtain maximum benefit from our systems. In addition to supporting third-party applications, we also research advanced algorithms and other approaches to improving application performance. We also purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing on our own resources where we add the highest value.

MAINTENANCE AND SUPPORT

     Our extensive world-wide maintenance and support systems provide us with a competitive advantage. Our employees providing these services include field service engineers, product and applications specialists and product support engineers. They are usually based at customer sites. We currently have approximately 100 support personnel in the field in the U.S., another 100 support personnel in other countries and 90 employees providing central support services based in Chippewa Falls, Wisconsin, including extensive data center operations.

     Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay support monthly, others pay on a quarterly or annual basis. In the nine months of our combined operations in 2000, our support revenues exceeded $71 million. At year-end we had deferred support revenue in excess of $15 million representing prepaid support.

SALES AND MARKETING

     We primarily sell our system products through our direct sales force which operates throughout the United States and in all significant international markets. We serve smaller international markets through representatives and distributors.

     We have 60 sales staff, including sales representatives, sales managers, pre-sale analysts and administrative personnel located in the United States and 28 sales staff located internationally.

     Information with respect to our international operations and export sales is set forth in Note 14 to the Consolidated Financial Statements included in
Part II, Item 8 of this Form 10-K. No single end-user customer accounted for 10% or more of our revenue for each of the last three years, but agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 54% of our 2000 revenue.

RESEARCH AND DEVELOPMENT

     We are committed to leadership in the high performance computer market. Our leadership depends on successful development and introduction of new products and enhancements to existing products. Prior to April 2000, our primary research and development activity was the design of the hardware components and software required for our MTA system. Since April 2000 we have continued development of the MTA system, the development of the enhancements to the Cray T3E system and Cray SV1 series leading to the SV1ex, and the development of the SV2 system. We expect that the SuperCluster system will involve software development with minimal hardware engineering, and we do not anticipate any development expenditures on the NEC SX-5 and successor SX systems

    Our research and development expenses, net of governmental funding, were $13.7 million in 1998, $15.2 million in 1999 and $48.4 million in 2000 (of which $43.9 was spent in the nine months of combined operations). These amounts represent 687%, 720% and 41% (including 37% in the nine months of combined operations), respectively, of total revenue. While we will be required to continue to devote a substantial portion of our resources to research and development activities, our goal is to have research and development expenses represent approximately 15 -- 18% of revenue. We expect to achieve this goal primarily by increasing revenue while holding research and development expenditures to modest increases.

MANUFACTURING

    While we design many of the hardware components for all of our products, we subcontract the manufacture of these components, including integrated circuits, printed circuit boards, flex circuits, memory modules, machined enclosures and support structures, cooling systems, high performance cables and other items to third-party suppliers. Our strategy is to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence. We perform final system integration and testing, and design and maintain our system software internally.

    Our manufacturing facilities are located in Chippewa Falls, Wisconsin. We maintain a development and support capability in Seattle, Washington. At December 31, 2000, we had 160 full-time employees in manufacturing, with 137 located in Chippewa Falls, Wisconsin.

    Our systems incorporate components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits, flex circuits and memory products. We have chosen to deal with sole sources in these cases because of specific technologies, economic advantages and other factors. We also have sole or limited sources for less critical components, such as peripherals, power supplies and chassis. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors.

COMPETITION

    The high performance computer market is intensely competitive. The barriers to entry are high, as is the cost of remaining competitive. Our competitors can be divided into two general categories: established companies that are well-known in the high performance computer market and new entrants capitalizing on developments in architecture or techniques to increase computer performance through linking together clusters or networks of micro processor based systems -- servers, workstations or personal computers.

    Participants in the market include IBM, Fujitsu, Ltd., Hitachi, Ltd., and NEC Corporation. To date, the Japanese suppliers, as a group, have been largely unsuccessful in the U.S. high performance computer market but have been enjoying success in foreign markets. Once our distribution agreement with NEC becomes effective, we will have exclusive rights to market NEC vector processing supercomputers in North America; we have non-exclusive rights to market these computers elsewhere, which means we would be competing with NEC in the rest of the world. We compete with these companies by offering systems with superior performance, coupled with our excellent post-sale service capabilities and established customer relationships.

     A number of companies, including IBM, Silicon Graphics, Inc., Hitachi, Ltd., Fujitsu, Ltd., Sun Microsystems, Inc., Hewlett-Packard Corporation and Compaq Computer Corporation, offer clusters or other highly parallel systems for the high performance market. While our T3E system competes primarily on performance, we expect that our SuperCluster system will compete on price/performance, more extensive software capabilities and superior post-sale service.

    Each of our competitors named above has substantially greater engineering, manufacturing, marketing and financial resources than we do.

INTELLECTUAL PROPERTY

     We attempt to protect our trade secrets and other proprietary rights through formal agreements with our employees, customers, suppliers and consultants, and through patent protection. Although we intend to protect our rights vigorously, there can be no assurance that our contractual and other security arrangements will be successful. There can be no assurance that such arrangements will not be terminated or that we will be able to enter into similar arrangements on favorable terms if required in the future. In addition if such agreements were breached, there can be no assurance that we would have adequate remedies for any breach. Although we have not been a party to any material intellectual property litigation, third parties may assert proprietary rights claims covering certain of our products and technologies.

     We have a number of patents relating to our hardware and software systems. We license certain patents and other intellectual property from Silicon Graphics, Inc., as part of our acquisition of the Cray Research operations. These licenses contain restrictions on use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray SV2 system. Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe our patents and applications have value, no single patent is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

     There can be no assurance that the steps we take will be adequate to protect or prevent the misappropriation of our intellectual property. Litigation may be necessary in the future to enforce patents we obtain, and to protect copyrights, trademarks, trade secrets and know-how we own. Such litigation, if necessary, could result in substantial expense to us and a diversion of our efforts.

EMPLOYEES

     As of December 31, 2000, we employed 886 employees (compared to 123 at the end of 1999 as Tera Computer Company) on a full-time basis, of whom 303 were in development and engineering, 160 were in manufacturing, 88 were in sales and marketing, 290 in field service and 45 were in administration. We also employed 57 individuals on a part-time or temporary basis or as interns. We have no collective bargaining agreement with our employees. We have never experienced a work stoppage and believe that our employee relations are excellent.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 series and T3E systems, for significant product revenue in 2001. To obtain these sales, we need to assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for such systems. These developments would limit our revenue and resources and would adversely affect our profitability and operations.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in 2002 and following years depends upon completing the development of the SuperCluster, the MTA-2 and the SV2 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems could materially and adversely affect our business and results of operations. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. Their inability to manufacture our components to our designs will adversely affect the completion of these products. From time to time during the development process we have had, and in the future we may have, to redesign certain components because of previously unforeseen design flaws. We also may find certain flaws, or "bugs," in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could affect adversely their success as commercial products.

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

PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE ADVERSELY AFFECT OUR PROSPECTS. Our high-performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Until these criteria are changed, we are foreclosed from bidding or proposing our systems on such proposals, which adversely affects our revenue potential.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WOULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. We have been performing most of the services under the existing SGI maintenance contracts as a sub-contractor to SGI and are in the process of novating these contracts to us. As these contracts expire, we need to sell new maintenance service contracts to these customers. A significant portion of these contracts include prepaid service amounts. If customers do not renew their maintenance service contracts with us, our revenues, earnings and cash resource would be adversely affected.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The SuperCluster system will be built entirely from commercial off-the-shelf components on a sole-source basis. In addition we use a contract manufacturer to assemble our SV1 and T3E components, and plan to do so for our MTA-2 and SV-2 systems also.

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

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD ADVERSELY AFFECT OUR ABILITY TO MAKE COMMERCIAL SALES OF OUR NEW SYSTEMS. In order to make sales in the automotive, aerospace, chemistry and other engineering and commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our systems. The relatively low volume of supercomputer sales makes it difficult for us to attract these vendors. We also modify and rewrite third-party software applications to run on our systems and so facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on our systems.

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. While we have obtained a secured credit facility based on domestic accounts receivables and maintenance revenue, we are seeking additional credit facilities, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would adversely affect our cash reserves and increase our need for capital.

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the Cray T3E system, and the expected high average sales prices for our MTA-2 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL ADVERSELY AFFECT OUR EARNINGS. Certain components in the T90 vector computers sold by SGI prior to our acquisition of the Cray Research operations have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced prior to the acquisition to address this problem, and have recorded a warranty reserve to provide for anticipated future losses on the T90 maintenance service contracts.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD ADVERSELY AFFECT AN INVESTMENT IN US. While we have had a substantial increase in revenue with the acquisition of the Cray business operations, whether we will continue to achieve earnings will depend upon a number of factors, including:

- our ability to market and sell our existing products, the SV1 and T3E, and complete the development of the SV1ex, SuperCluster, MTA-2, and SV2 systems;

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. As of December 31, 2000, we had outstanding:

-    35,280,785 shares of common stock;

-    warrants to purchase 14,801,096 shares of common stock;

- 8% Convertible Promissory Notes due March 31, 2001, in the principal amount of $494,291, convertible at $5.00 per share into 98,858 shares of common stock; and

- stock options to purchase an aggregate of 8,224,005 shares of common stock, of which 2,428,813 options were then exercisable.

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

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of capital goods. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow. We secured a $15 million credit facility in March 2001, and expect that the NEC distribution agreement will be completed in the second quarter of 2001, at which time NEC will invest $25 million in us. At any particular time, given the high average selling price of our products, our capital position is impacted by the timing of particular product sales, and the receipt of prepaid maintenance. In addition delays in the completion of the SV1ex system and the development of the MTA-2 and SuperCluster systems, all planned to be completed in 2001, or delays in the SV2 development program may require additional capital earlier than planned. In order to provide sufficient working capital and enhance our capital position, we may raise additional equity and/or debt capital through utilization of our shelf registration statement covering $20 million of common stock, private placements and/or enhanced credit facilities. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel. In particular we have an ongoing project to add software developers to assist our development efforts. We have no employment contracts with any of our employees.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to, among other factors:

-    changes in analysts' estimates;

-    our future capital raising activities;

-    announcements of technological innovations by us or our competitors; and

-    general conditions in the high-performance computer industry.

     In addition, the stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like ourselves.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to enhance our current products, to complete development of the SuperCluster, the MTA-2 and the SV2 systems and to develop successor systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Our business and results of operations will be materially and adversely affected if we incur delays in developing our products or if such products do not gain broad market acceptance. In addition, products or technologies developed by others may render our products or technologies noncompetitive or obsolete.

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

     Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard, Silicon Graphics, NEC Corporation, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

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

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is quoted on the Nasdaq National Market. In order to remain listed on this market, the Company must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $5.00 for an extended period, or we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing or quotation on these markets or exchanges could reduce the liquidity for our common stock. If our common stock were not listed or quoted on another market or exchange, trading of our common stock would be conducted in our over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. In addition, a delisting from the Nasdaq National Market and failure to obtain listing or quotation on such other market or exchange would subject our securities to so-called "penny stock" rules that impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, if the market price of our common stock falls to below $5.00 per share, we may become subject to certain penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While such penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, such rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

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

ITEM 2.  PROPERTIES

 The Company's principal properties are as follows:

                                                                    Approximate
Location of Property             Uses of Facility                  Square Footage
--------------------             -----------------                 --------------
Chippewa Falls, Wisconsin        Manufacturing,                        222,000
                                 engineering, development,
                                 service, and warehouse

Seattle, Washington              Executive offices, MTA                 85,000
                                 hardware and software
                                 development

Mendota Heights, Minnesota       Hardware and software                  40,000
                                 development, sales and
                                 marketing operations

       We lease the properties described above except that we own 179,000 square feet of manufacturing, office and warehouse space in Chippewa Falls, Wisconsin.

      We also lease a total of approximately 10,654 square feet primarily for sales and service offices in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 22,720 square feet of office space. We believe our facilities are adequate to meet our needs in 2001.


ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

ITEM E.O. EXECUTIVE OFFICERS OF THE COMPANY

    Our executive officers as of March 19, 2001, were as follows:

     NAME                  AGE                     POSITION
     ----                  ---                     --------
     Burton J. Smith        60   Chief Scientist and Director
     James E. Rottsolk      56   Chief Executive Officer, President and Chairman
     Rene' G. Copeland      53   Vice President - Sales and Marketing
     Kenneth W. Johnson     58   Vice President - Finance, Chief
                                 Financial Officer, and Secretary
     David R. Kiefer        52   Vice President - Hardware Development
     Brian D. Koblenz       40   Vice President - Software Development
     Gerald E. Loe          51   Vice President - Worldwide Service
     John D. Neale          59   Vice President - Human Resources
     Douglas C. Ralphs      42   Vice President - Controller
     Katherine L. Rowe      44   Vice President - Manufacturing
     Richard M. Russell     56   Vice President - International

     Burton J. Smith is one of our co-founders and has been our Chief Scientist and a Director since our inception in 1987. He is a recognized authority on high performance computer architecture and programming languages for parallel computers, and is the principal architect of the MTA system. Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

     James E. Rottsolk is one of our co-founders and has served as our Chief Executive Officer, President and a Director since our inception in 1987. He became Chairman of the Board in December 2000. Prior to 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received a B.A. degree from St. Olaf College and A.M. and J.D. degrees from the University of Chicago.

     Rene' G. Copeland joined us as Vice President -- Sales and Marketing in February 2000. From 1998 to joining us, Mr. Copeland worked at IBM, where he served as the Manager of the World-Wide Manufacturing Segment for the RS6000 SP Supercomputer. Prior to joining IBM, Mr. Copeland held a variety of senior management, marketing and sales positions at Silicon Graphics, Inc., and Cray Research, Inc. Mr. Copeland graduated from the U.S. Military Academy at West Point with a B.S. Electrical Engineering, and received a M.B.A. from the University of Chicago.

     Kenneth W. Johnson joined us in September 1997 as Vice President - Finance, Chief Financial Officer and Secretary. Prior to joining us, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.

     Brian D. Koblenz served as our Group Leader, Languages and Compilers, from 1990 until May 1994, when he assumed his present position as Vice President -- Software Development. Prior to joining us, Mr. Koblenz was Principal Software Engineer at Digital Equipment Corporation from 1986 to 1989. He was lead designer of Digital's high performance vector

FORTRAN compiler and participated in the Alpha architecture and VAX vectorization efforts. He received a B.S. from the University of Vermont and a M.S. from the University of Washington.

     David R Kiefer joined us as Vice President - Hardware Engineering in April 2000. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.

     Gerald E. Loe joined us in 1992 as Vice President - Hardware Engineering and Manufacturing. He was named Vice President -- Hardware Engineering in 1996, and Vice President -- Worldwide Service in April 2000. Prior to joining us, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received a B.S.M.E. from the Massachusetts Institute of Technology and a M.B.A. from Harvard Business School.

     John D. Neale joined us as Vice President -- Human Resources in December 2000. He served in various positions with Battelle Memorial Institute in Columbus, Ohio, from 1988 to 2000, most recently as Director of Human Resources. From 1974 to 1988, Mr. Neale held various managerial positions with components of General Electric Co. He received a Masters in Industrial Relations at the University of Wisconsin and his undergraduate degree at St. Francis College in Ft. Wayne, Indiana.

     Douglas C. Ralphs joined us as Vice President -- Corporate Controller in November 2000. He was chief financial officer at Interpoint, Inc. from 1998 until he joined us, and held various financial management positions at Itron, Inc. from 1989 to 1998, serving as treasurer from 1997 to 1998. He previously held financial positions with Hewlett-Packard Co. and Morrison Knudsen. He received a M.B.A. from the University of Chicago and a B.A. from Boise State University.

     Katherine L. Rowe joined us as Director of Manufacturing in 1994 and was named Vice President - Manufacturing in 1996. Prior to joining us, Ms. Rowe was an Engineering Manager at ELDEC Corporation, an aerospace electronics company, and was Manufacturing Manager and Project Manager in new product development at Physio-Control Corporation, a medical electronics company. She received her S.M. from Massachusetts Institute of Technology and her B.S.M.E. from Purdue University.

     Richard M. Russell joined us as Director of New Business Development in 1995 and was named Vice President - Marketing in March 1998. In February 2000 he was appointed Vice President -- International. Prior to joining us, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research, Inc. from 1976 through 1990 and Kendall Square Research Corporation from 1991 through 1994. Mr. Russell was educated in England.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On March 19, 2001, we had 39,375,541 shares of common stock outstanding that were held by 763 holders of record. We have not paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition our credit facilities restrict our ability to pay cash dividends.

    The quarterly high, low and closing sales prices of our common stock for the periods indicated are as follows:

                                   1999                                2000
                      -------------------------------    ---------------------------------
                      High         Low         Close      High         Low          Close
                      ------      -------      -----     ------       -------      -------
First Quarter         9 3/4       4            7 1/4     11 1/2       4 1/8        6 7/16

Second Quarter        7           4 1/2        5 1/2      6 7/8       3            3 7/16

Third Quarter         6 3/16      2 7/8        4 1/8      7 5/8        3 9/32      4 15/32

Fourth Quarter        5 5/8       2 15/16      4 1/2      4 1/2        1 1/8       1 1/2

On March 19, 2001, the closing sale price for the common stock was $1.78. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business acquired on April 1, 2000.

        (In thousands, execpt for per share amounts and statistical data)

Years Ended December 31,                        1996         1997         1998         1999          2000
                                              --------     --------     --------     --------     ---------
Operating Data:
      Product Revenue                         $            $            $  1,274     $  1,794     $  46,617
      Service Revenue                                                        714          320        71,455
      Cost of Product Revenue                                              3,759       15,165        32,505
      Cost of Service Revenue                                                584          273        34,077
      Research and Development                  10,319       13,142       13,664       15,216        48,426
      Net Loss                                 (12,077)     (15,755)     (19,803)     (34,532)      (25,388)
      Comprehensive Loss                       (18,806)     (18,672)     (20,736)     (34,647)      (25,516)
      Net Loss per Common Share               $  (3.53)    $  (2.13)    $  (1.70)    $  (1.74)    $   (0.78)
      Weighted Average
        Outstanding Shares                       5,321        8,785       12,212       19,906        32,699

Balance Sheet Data:
      Cash and Cash Equivalents               $    929     $ 13,329     $  3,162     $ 10,069     $   4,626
      Working Capital                              (22)      14,342        7,269        9,208       (28,205)
      Warranty Reserves, Long-term Portion                                                           14,285
      Capital Leases, Long-term Portion            114          532          573          390           284
      Notes Payable, Long-term Portion                                                  1,022           254
      Total Assets                               4,617       20,859       20,288       23,410       136,193
      Redeemable Securities                                   9,478
      Shareholders' Equity                       1,128        6,368       11,889       14,307        36,147

Statistical Data:
      Number of Full-time Employees                 61           84          109          123           886

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in this section and under "Business --Factors That Could Affect Future Results." The following discussion should also be read in conjunction with the Financial Statements and accompanying Notes thereto.

OVERVIEW

    We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market two computer systems, the Cray SV1 and T3E, and provide maintenance services to the world-wide installed base of these and earlier models of Cray computers. We are developing enhancements to the Cray SV1, and we are developing three new computer systems, the MTA-2, based on our multithreaded architecture system, the Super Cluster, a highly parallel system using leading commercial off-the-shelf components, and the SV2, which will combine elements of the SV1 and T3E computers.

    In 2000 we largely were involved in the separation of the Cray Research operations from those of SGI and integrating them with our own. This process included establishing separate network, communications and other infrastructure services, reconstituting the marketing and sales operations, setting up subsidiary operations for international sales and services, implementing new operational policies and procedures, and identifying and filling openings in management, administration and other areas.

    We have experienced net losses in each year of operations. We incurred net losses of approximately $25.4 million in 2000, $34.5 million in 1999 and $19.8 million in 1998.

    We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

Factors that should be considered in evaluating our business, operations and prospects and that may affect our future results and financial condition are set forth above, beginning on page 11.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998.

     With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any future period.

    REVENUE. We had revenue from product sales of $46.6 million for 2000, up from $1.8 million in 1999 and $1.3 million in 1998. Product revenue represented 39% of total revenues for 2000 and consisted primarily of $19.1 million for our SV1 product line and $27.3 million for our T3E product line. 1999 revenues included $1.7 million from the upgrade of the MTA system at the San Diego Supercomputer Center ("SDSC") to eight processors, and 1998 revenues included $1.3 million from the sale of the two-processor MTA system to SDSC, our first revenue as Tera Computer Company from product sales.

     We had service revenue of $71.5 million for 2000, up from $320,000 in 1999 and $714,000 in 1998. Services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business in April 2000. We expect service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Service revenue represented 61% of total revenues for 2000.

     OPERATING EXPENSES. Cost of product revenue was $32.5 million for 2000, $15.2 million for 1999 and $3.8 million for 1998. Cost of product revenue for 2000 represented 70% of product revenue for 2000. The high cost of product revenue in 2000 is due to the age of the SV1 and T3E product lines and inventory adjustments for SV1 and MTA gallium arsenide parts. Cost of product revenue was high in 1999 and 1998 as a percentage of the revenue due to the inclusion of manufacturing costs and inventory adjustments relating to the MTA product line and favorable pricing terms provided to our first MTA customer.

      Cost of service revenue was $34.1 million for 2000, $273,000 for 1999 and $584,000 for 1998. Cost of service revenue for 2000 was net of $18.4 of warranty reserve utilization. Cost of service revenue represented 48% of service revenues for 2000.

    Research and development expenses reflect our costs associated with the enhancements to the Cray SV1 and T3E systems and the development of the MTA and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $48.4 million in 2000, $15.2 million for 1999 and $13.7 million for 1998. Research and development expenses in 2000 represented 41% of revenue. We expect that research and development expenses will decrease slightly in 2001, with increases in engineering personnel, principally software engineers, being offset by decreases in third-party non-recurring engineering expenses as we complete development of the MTA-2 and SV-2 systems. In subsequent years, unless we obtain additional governmental development funding to replace funding for projects as they are completed, the net amount of research and development expenditures will increase. Over time, with receipt of increased revenue from products currently under development and sales of the NEC SX-5 series of computers, we expect research and development expenses to decrease as a percentage of overall revenue.

    Marketing and sales expense were $14.4 million in 2000, $2.5 million in 1999 and $1.8 million in 1998. The increase in these expenses for 2000 over 1999 was due to the acquisition of the Cray Research business unit, which required us to re-establish the Cray sales and customer support staff and increase expenditures in connection with sales and marketing, benchmarks and development of third party applications software. The increase in these expenses for 1999 over 1998 was due largely to higher wages and operating costs.

     General and administrative expenses were $7.0 million for 2000, $3.1 million in 1999 and $2.1 million in 1998. The increase in these expenses for 2000 over 1999 was due to the acquisition of the Cray Research operations, which required us to add managerial and administrative staff and increases in legal, accounting and consulting expenses in connection with establishing foreign operations and implementing new accounting systems. The increase in 1999 expenses over 1998 was due largely to higher wages, and operating costs associated with being a publicly owned company. General and administrative expenses are expected to increase as we complete our administrative staffing, but should decline as a percentage of revenue.

    We incurred amortization expense of $5.2 million in 2000 primarily related to the goodwill and intangible assets from the acquisition of the Cray Research business unit.

    INTEREST INCOME (EXPENSE). Interest income was $690,000 for 2000, $537,000 for 1999, and $366,000 for 1998, reflecting the Company's increased cash position due to the sales of equity securities in the first quarter of 2000, and in 1999 and 1998.

    Interest expense was $2.4 million for 2000, $815,000 for 1999 and $189,000 for 1998. The increase in 2000 was largely due to imputed interest expense of $1.4 million for 2000 on the non-interest bearing note issued to SGI, a non-cash interest expense of approximately $336,000 associated with the value of the conversion feature of certain investor promissory notes, a non-cash expense of $200,000 for the value of warrants issued in conjunction with investor promissory notes and $92,000 of interest paid on a line of credit. The increase in 1999 was largely due to a non-cash interest expense of approximately $278,000 associated with the value of the conversion feature of certain convertible promissory notes issued in the first quarter of 1999. The 1999 results also include a non-cash expense for the value of detachable warrants issued in conjunction with convertible promissory notes, of which $249,000 was recognized upon conversion in the second quarter of 1999.

    TAXES. We made a provision of $831,000 for international income taxes in 2000. As of December 31, 2000, we had net operating loss carry-forwards of approximately $119.4 million which expire in years 2003 through 2020, if not utilized.

    PREFERRED STOCK. In the second quarter of 1999, all of our outstanding preferred stock was converted to common stock. The dividends for 1998 were accrued on our Series A Convertible Preferred Stock, and were higher than that accrued during the comparable period of 1999 because we had more shares of Preferred Stock then outstanding.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $4.6 million at December 31, 2000 compared to $10.1 million at December 31, 1999. Restricted cash balances, which serve as collateral for capital equipment loans and leases, totaled $761,000 at December 31, 2000, and $1.1 million at December 31, 1999.

     Net cash provided by operating activities was $5.1 million for the year ended December 31, 2000, compared to net cash used of $26.3 million in 1999. On a pro forma basis, in the nine months subsequent to the Cray acquisition we had net cash provided by operating activities of $13.7 million. For 2000, net operating cash flows were primarily attributed to increases in depreciation and amortization, accounts payable and deferred revenue offset in part by increases in accounts receivable and warranty reserves.

    Net cash used in investing activities was approximately $57.4 million for the year ended December 31, 2000, compared to $427,000 for 1999. In 2000, we paid a total of $50.2 million to SGI to acquire the Cray Research business unit. We also spent $5.8 million on fixed assets, primarily consisting of computer hardware and software and electronic test equipment.

    Net cash provided by financing activities was $47.0 million for the year ended December 31, 2000, compared to $33.6 million for 1999. In 2000, we raised $25.2 million in a private placement of 5.2 million shares of common stock and $8.9 million from the exercise of common stock warrants. We also raised $12.5 million through the issuance of promissory notes to two investors, retiring $4.2 million of these notes by year-end through conversion into common stock. Subsequent to December 31, 2000, we have paid the remaining $8.3 million principal amount and interest through sales of common stock to the investors.

    Over the next twelve months our significant cash requirements relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow from operations. We secured a $15 million credit facility in March 2001, and expect that the NEC distribution agreement will be completed in the second quarter of 2001, at which time NEC will invest $25 million in us. At any particular time, given the high average selling price of our products, our cash position is affected by the timing of product sales and the receipt of prepaid maintenance revenue. In addition, delays in the development of the SV1ex, MTA-2 and SuperCluster systems, all planned to be completed in the next twelve months, and the SV2 system may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next 12 months, we may need to raise additional equity and/or debt capital through our shelf registration statement, private placements and/or enhanced credit facilities. If we are successful in our product development and market conditions were favorable, we may wish to consider financings to enhance our cash position and working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

    RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which is effective for the

Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since we do not currently hold any derivative instruments, SFAS No. 133 is not expected to have any impact on the consolidated financial statements.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was required to be adopted in the Company's fourth fiscal quarter of 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, but with significant sales in Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We believe that a 10% change in foreign exchange rates would not have a material impact on the financial statements. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS*

Consolidated Balance Sheets at December 31, 1999 and December 31, 2000.................   F1
Consolidated Statements of Operations and Comprehensive Loss
       for each of the three years in the period ended December 31, 2000...............   F2
Consolidated Statements of Shareholders' Equity for each of the three years in the
       period ended December 31, 2000..................................................   F3
Consolidated Statements of Cash Flows for each of the three years in the
       period ended December 31, 2000..................................................   F4
Notes to Consolidated Financial Statements.............................................   F5
Independent Auditors' Report...........................................................  F22

----------

* The Financial Statements are located following page 38.

QUARTERLY FINANCIAL DATA
(in thousands, except per share data)

    The following table presents unaudited quarterly financial information for the two years ended December 31, 2000. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                    1999                                            2000
                                --------------------------------------------     --------------------------------------------
For the Quarter Ended             3/31        6/30        9/30        12/31       3/31         6/30       9/30        12/31
                                -------     -------     --------     -------     -------     -------    --------     --------
Revenue                         $   661     $   260     $    850     $   343     $    43     $50,973    $ 33,688     $ 33,368
Cost of Sales                     3,017       1,785        9,039       1,597       2,029      27,503      18,426       18,624
Gross margin                     (2,356)     (1,525)      (8,189)     (1,254)     (1,986)     23,470      15,262       14,744
Research and Development          3,033       3,686        4,752       3,745       4,483      13,865      13,272       16,806
Marketing and Sales                 632         545          611         729         768       2,822       4,397        6,378
General and Administrative          465         638          551       1,437       1,101       1,898       1,645        2,389
Net Loss                         (6,811)     (6,672)     (13,934)     (7,115)     (8,005)      2,661      (6,097)     (13,947)
Comprehensive loss               (6,881)     (6,717)     (13,934)     (7,115)     (8,005)      2,661      (6,097)     (13,875)
Net Income (Loss) Per Common
    Share, Basic and Diluted    $ (0.47)    $ (0.40)    $  (0.59)    $ (0.29)    $ (0.27)    $  0.08    $  (0.18)    $  (0.41)

    The Company's future operating results may be subject to quarterly fluctuations as a result of a number of factors, including the timing of deliveries of the Company's products. See "Business -- Factors That Could Affect Future Results." Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2001, pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information with respect to our Directors may be found under the captions "The Board of Directors" and "Election of Three Directors" in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found beginning on page 21 above, under the caption "The Executive Officers of the Company." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Information About Our Common Stock Ownership" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

(a) EXHIBIT LISTING

       2.1      Asset Purchase Agreement between Silicon Graphics, Inc. and the
                Company, dated as of March 1, 2000(3)
       2.2      Amendment No. 1 to the Asset Purchase Agreement between Silicon
                Graphics, Inc., and the Company, dated as of March 31, 2000(3)
       2.3 Technology Agreement between Silicon Graphics and the Company, effective as of March 31, 2000(4)
       2.4      Services Contract Agreement between Silicon Graphics, Inc. and the
                Company, dated as of March 31, 2000(4)
       2.5 Transition Services Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(4)
       3.1      Restated Articles of Incorporation(1)
       3.2      Restated Bylaws
       10.1     1988 Stock Option Plan(2)
       10.2     1993 Stock Option Plan(2)
       10.3     1995 Stock Option Plan(2)
       10.4     1995 Independent Director Stock Option Plan(2)
       10.5     1999 Stock Option Plan(5)
       10.6     2000 Non-Executive Stock Option Plan(5)
       10.7     Lease Agreement between Merrill Place, LLC and the Company, dated
                November 21, 1997(6)
       10.8 Agreement between CIT Group/Business Credit, Inc. and the Company, dated June 29, 2000(1)
       10.9     Fab I Building Lease Agreement between Union Semiconductor
                Technology Corporation and the Company, dated as of June 30, 2000.
       10.10    Conference Center Lease Agreement between Union Semiconductor
                Technology Corporation and the Company, dated as of June 30, 2000.
       10.11    Mendota Heights Office Lease Agreement between the Teachers
                Retirement System of the State of Illinois and the Company, dated as of August 10, 2000.
       23.1     Independent Auditors' Consent

----------

(1) Incorporated by reference to the Company's Report on Form 10-Q as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000

(4) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 15, 2000

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001

(6) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K in the fourth quarter of 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on March 30, 2001.

                                      CRAY INC.

                                      By JAMES E. ROTTSOLK
                                         ---------------------------------------
                                         James E. Rottsolk
                                         Chief Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 30, 2001.

                Signature                                   Title
                ---------                                   -----
By          JAMES E. ROTTSOLK                     Chief Executive Officer,
   ---------------------------------              President and Chairman of
            James E. Rottsolk                      the Board of Directors

By           BURTON J. SMITH                    Chief Scientist and Director
   ---------------------------------
             Burton J. Smith

By         KENNETH W. JOHNSON                      Chief Financial Officer
   ---------------------------------
           Kenneth W. Johnson

By          DOUGLAS C. RALPHS                     Chief Accounting Officer
   ---------------------------------
            Douglas C. Ralphs

By           DAVID N. CUTLER                              Director
   ---------------------------------
             David N. Cutler

By           DANIEL J. EVANS                              Director
   ---------------------------------
              Daniel J. Evans

By         KENNETH W. KENNEDY                             Director
   ---------------------------------
           Kenneth W. Kennedy

By          STEPHEN C. KIELY                              Director
   ---------------------------------
            Stephen C. Kiely

By          WILLIAM A. OWNES                              Director
   ---------------------------------
            William A. Owens

By:         TERREN S. PEIZER                              Director
   ---------------------------------
            Terren S. Peizer

By          DEAN D. THORNTON                              Director
   ---------------------------------
            Dean D. Thornton

                                  EXHIBIT INDEX

   2.1      Asset Purchase Agreement between Silicon Graphics, Inc. and the
            Company, dated as of March 1, 2000(3)
   2.2      Amendment No. 1 to the Asset Purchase Agreement between Silicon
            Graphics, Inc., and the Company, dated as of March 31, 2000(3)
   2.3 Technology Agreement between Silicon Graphics and the Company, effective as of March 31, 2000(4)
   2.4      Services Contract Agreement between Silicon Graphics, Inc. and the
            Company, dated as of March 31, 2000(4)
   2.5 Transition Services Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(4)
   3.1      Restated Articles of Incorporation(1)
   3.2      Restated Bylaws
   10.1     1988 Stock Option Plan(2)
   10.2     1993 Stock Option Plan(2)
   10.3     1995 Stock Option Plan(2)
   10.4     1995 Independent Director Stock Option Plan(2)
   10.5     1999 Stock Option Plan(5)
   10.6     2000 Non-Executive Stock Option Plan(5)
   10.7     Lease Agreement between Merrill Place, LLC and the Company, dated
            November 21, 1997(6)
   10.8 Agreement between CIT Group/Business Credit, Inc. and the Company, dated June 29, 2000(1)
   10.9     Fab I Building Lease Agreement between Union Semiconductor
            Technology Corporation and the Company, dated as of June 30, 2000.
   10.10    Conference Center Lease Agreement between Union Semiconductor
            Technology Corporation and the Company, dated as of June 30, 2000.
   10.11    Mendota Heights Office Lease Agreement between the Teachers
            Retirement System of the State of Illinois and the Company, dated as of August 10, 2000.
   23.1     Independent Auditors' Consent

----------

(1) Incorporated by reference to the Company's Report on Form 10-Q as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000

(4) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 15, 2000

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001

(6) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

                           CRAY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 31,      December 31,
                                                                 1999              2000
                                                             ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  10,069         $   4,626
   Restricted cash                                                 1,132               761
   Accounts receivable                                               641            25,159
   Inventory, net                                                  4,513            23,637
   Prepaid expenses and other assets                                 544             2,835
                                                               ---------         ---------
          Total current assets                                    16,899            57,018

Property and equipment, net                                        5,829            25,535
Spares inventory, net                                                               21,139
Goodwill and intangible assets, net                                  186            29,578
Other assets                                                         496             2,923
                                                               ---------         ---------
          TOTAL                                                $  23,410         $ 136,193
                                                               =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   4,366         $  16,247
   Accrued payroll and related expenses                            2,147            12,028
   Accrued loss on purchase commitment                                               6,006
   Other accrued liabilities                                         209             6,574
   Deferred revenue                                                   68            17,666
   Current portion of warranty reserves                                             17,996
   Current portion of obligations under capital leases               612               349
   Current portion of notes payable                                  289             8,357
                                                               ---------         ---------
          Total current liabilities                                7,691            85,223

Warranty reserves                                                                   14,285
Obligations under capital leases                                     390               284
Notes payable                                                      1,022               254

Commitments and contingencies

Shareholders'  equity:
   Common Stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 25,212 and 35,250 shares           111,443           158,799
   Accumulated deficit                                           (97,136)         (122,524)
   Accumulated other comprehensive income:
     Cumulative currency translation adjustment                                       (128)
                                                               ---------         ---------
                                                                  14,307            36,147
                                                               ---------         ---------
          TOTAL                                                $  23,410         $ 136,193
                                                               =========         =========

See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands, except per share data)

                                                           Years ended December 31,
                                                     -----------------------------------
                                                       1998         1999          2000
                                                     --------     --------     ---------
Revenue:
   Product                                           $  1,274     $  1,794     $  46,617
   Service                                                714          320        71,455
                                                     --------     --------     ---------
         Total revenue                                  1,988        2,114       118,072
                                                     --------     --------     ---------
Operating expenses:
   Cost of product revenue                              3,759       15,165        32,505
   Cost of service revenue                                584          273        34,077
   Research and development                            13,664       15,216        48,426
   Marketing and sales                                  1,830        2,517        14,365
   General and administrative                           2,131        3,091         7,033
   Amortization of goodwill and intangible assets                                  5,217
                                                     --------     --------     ---------
         Total operating expenses                      21,968       36,262       141,623
                                                     --------     --------     ---------
Loss from operations                                  (19,980)     (34,148)      (23,551)
Other income (expense), net                                           (106)          675
Interest income (expense), net                            177         (278)       (1,681)
                                                     --------     --------     ---------
Loss before income taxes                              (19,803)     (34,532)      (24,557)
Provision for income taxes                                                           831
                                                     --------     --------     ---------
Net loss                                              (19,803)     (34,532)      (25,388)

Preferred stock dividend                                 (468)        (115)
Amortization of preferred stock discount                 (465)
                                                     --------     --------     ---------
Net loss for common shareholders                      (20,736)     (34,647)      (25,388)

Other comprehensive income:
  Currency translation adjustment                                                   (128)
                                                     --------     --------     ---------
Comprehensive loss                                   $(20,736)    $(34,647)    $ (25,516)
                                                     ========     ========     =========
Basic and diluted net loss per common share          $  (1.70)    $  (1.74)    $   (0.78)
                                                     ========     ========     =========
Weighted average shares outstanding, basic
   and diluted                                         12,212       19,906        32,699
                                                     ========     ========     =========

See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                       Series B Convertible
                                                          Preferred Stock            Common Stock
                                                       ---------------------   ------------------------
                                                       Number of               Number of
                                                         Shares      Amount      Shares       Amount
                                                       ---------     ------    ---------     --------
BALANCE, January 1, 1998                                             $           11,248      $ 49,168
    Exercise of stock options                                                       153           220
    Exercise of warrants                                                            433           125
    Issuance of shares under Employee
       Stock Purchase Plan                                                           30           271
    Issuance of common stock for
       leasehold improvements                                                       176         1,314
    Issuance of common stock for services                                             3            27
    Common stock issued in private placement                                        800         8,000
    Issuance of common stock for
       prepaid rent                                                                  13            97
    Conversion of Series A preferred shares                                       1,342         9,478
    Issuance of Series B preferred stock,
       net of issuance costs of $326                          6       5,674
    Issuance of common stock for
       accrued dividends                                                              6            45
    Preferred stock dividend
    Net loss
                                                         ------      ------      ------      --------
BALANCE, December 31, 1998                                    6       5,674      14,204        68,745
   Issuance of shares under Employee
     Stock Purchase Plan                                                             55           270
  Preferred stock dividend distributed
     in common stock                                                                 36           190
   Common stock issued in private
     placement, net of issuance costs
     of $1,378                                                                    7,685        33,148
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                         595
  Conversion of Series B preferred shares                    (6)     (5,674)      1,275         5,559
   Issuance of shares under Company
    401(k) Plan                                                                      36           144
   Exercise of stock options                                                        112            55
   Exercise of warrants                                                           1,375            14
   Options issued for services                                                                     77
   Warrants issued for services                                                                   602
   Common stock issued in exchange for notes                                        434         2,046
   Net loss
                                                         ------      ------      ------      --------
BALANCE, December 31, 1999                                                       25,212       111,443
   Issuance of shares under Employee
     Stock Purchase Plan                                                            179           754
   Cash received on subscribed common stock                                                       900
   Common stock issued in private
     placement, net of issuance costs
     of $1,847                                                                    5,227        24,287
   Beneficial conversion feature in notes
     and interest expense of $200 recognized
     on options                                                                                 1,283
   Common stock issued in exchange
    for notes, net of issuance costs of $294                                      1,671         3,906
   Issuance of shares under Company
    401(k) Plan                                                                      14            92
   Exercise of stock options                                                         69           182
   Exercise of warrants                                                           1,878         8,885
   Options issued for services                                                                    156
   Warrant issued for services                                                                    211
    Issuance of common stock to SGI                                               1,000         6,700
   Other comprehensive income:
     Cumulative currency translation adjustment
   Net loss
                                                         ------      ------      ------      --------
BALANCE, December 31, 2000                                           $           35,250      $158,799
                                                         ======      ======      ======      ========

                                                         Preferred                       Currency
                                                            Stock      Accumulated      Translation
                                                          Dividend       Deficit         Adjustment         Total
                                                         ----------    -----------      ------------      ---------
BALANCE, January 1, 1998                                     $          $ (42,801)          $                 6,367
    Exercise of stock options                                                                                   220
    Exercise of warrants                                                                                        125
    Issuance of shares under Employee
       Stock Purchase Plan                                                                                      271
    Issuance of common stock for
       leasehold improvements                                                                                 1,314
    Issuance of common stock for services                                                                        27
    Common stock issued in private placement                                                                  8,000
    Issuance of common stock for
       prepaid rent                                                                                              97
    Conversion of Series A preferred shares                                                                   9,478
    Issuance of Series B preferred stock,
       net of issuance costs of $326                                                                          5,674
    Issuance of common stock for
       accrued dividends                                                                                         45
    Preferred stock dividend                                   75                                                75
    Net loss                                                              (19,803)                          (19,803)
                                                           ------       ---------           ------        ---------
BALANCE, December 31, 1998                                     75         (62,604)                           11,890
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                        270
  Preferred stock dividend distributed
     in common stock                                          (75)                                              115
   Common stock issued in private
     placement, net of issuance costs
     of $1,378                                                                                               33,148
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                                       595
  Conversion of Series B preferred shares                                                                      (115)
   Issuance of shares under Company
    401(k) Plan                                                                                                 144
   Exercise of stock options                                                                                     55
   Exercise of warrants                                                                                          14
   Options issued for services                                                                                   77
   Warrants issued for services                                                                                 602
   Common stock issued in exchange for notes                                                                  2,046
   Net loss                                                               (34,532)                          (34,532)
                                                           ------       ---------           ------        ---------
BALANCE, December 31, 1999                                                (97,136)                           14,307
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                        754
   Cash received on subscribed common stock                                                                     900
   Common stock issued in private
     placement, net of issuance costs
     of $1,847                                                                                               24,287
   Beneficial conversion feature in notes
     and interest expense of $200 recognized
     on options                                                                                               1,283
   Common stock issued in exchange
    for notes, net of issuance costs of $294                                                                  3,906
   Issuance of shares under Company
    401(k) Plan                                                                                                  92
   Exercise of stock options                                                                                    182
   Exercise of warrants                                                                                       8,885
   Options issued for services                                                                                  156
   Warrant issued for services                                                                                  211
    Issuance of common stock to SGI                                                                           6,700
   Other comprehensive income:
     Cumulative currency translation adjustment                                               (128)            (128)
   Net loss                                                               (25,388)                          (25,388)
                                                           ------       ---------           ------        ---------
BALANCE, December 31, 2000                                 $            $(122,524)          $ (128)       $  36,147
                                                           ======       =========           ======        =========

See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (in thousands)

                                                                         1998        1999         2000
                                                                       --------    --------     --------
Operating activities
  Net loss                                                             $(19,803)   $(34,532)    $(25,388)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                             803       1,881       14,349
  Amortization of goodwill and intangible assets                                                   5,217
  Loss on disposal of assets                                                                       3,289
  Imputed interest on non interest bearing note                                                    1,437
  Beneficial conversion feature of notes payable                                        595          336
  Non-cash warrant and option expense                                                   602          567
  Inventory write down                                                                6,589
Cash provided (used) by changes in operating assets
  and liabilities, net of effects of the Cray Research acquisition:
  Accounts receivable                                                      (279)         78      (20,483)
  Inventory                                                              (5,955)     (2,047)       2,681
  Other assets                                                             (837)        467       (2,416)
  Accounts payable                                                        3,332        (501)      11,587
  Other accrued liabilities                                                             (49)       5,331
  Accrued payroll and related expenses                                     (169)        603        6,032
  Warranty reserves                                                                              (15,053)
  Deferred revenue                                                           19          49       17,598
                                                                       --------    --------     --------
Net cash provided by (used by) operating activities                     (22,889)    (26,265)       5,084

Investing activities
  Cash used for acquisition                                                                      (51,585)
  Purchases of property and equipment                                    (2,076)       (427)      (5,835)
                                                                       --------    --------     --------
Net cash used by investing activities                                    (2,076)       (427)     (57,420)

Financing activities
  Restricted cash                                                                    (1,132)         371
  Related party (receivable)/payments                                        61         (34)        (129)
  Issuance of notes payable                                                           1,900       12,500
  Issuance of common stock                                                8,860      33,488       26,033
  Proceeds from exercise of options                                                      55          182
  Proceeds from exercise of warrants                                                               8,885
  Principal payments on bank note                                                       (71)        (253)
  Sale of preferred stock                                                 5,674
  Capital leases                                                            203        (607)        (568)
                                                                       --------    --------     --------
Net cash provided by financing activities                                14,798      33,599       47,021
                                                                       --------    --------     --------
Effect of foreign exchange rate changes on
  cash and cash equivalents                                                                         (128)

Net increase (decrease) in cash and cash equivalents                    (10,167)      6,907       (5,443)

Cash and cash eqivalents
  Beginning of period                                                    13,329       3,162       10,069
                                                                       --------    --------     --------
  End of period                                                        $  3,162    $ 10,069     $  4,626
                                                                       ========    ========     ========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $    202    $    174     $    347

Non-cash investing and financing activities
  Inventory reclassified to property and equipment                                    1,191        5,233
  Common stock issued for acquisition of business                                                  6,700
  Fixed asset additions through common stock                              1,314         164
  Fixed asset additions through notes payable                                           933
  Fixed asset additions through capital leases                                          493          199
  Note payable converted to common stock                                              2,045        4,200
  Accounts payable converted to notes                                                   594
  Stock dividends                                                           250         190
  Beneficial conversion feature on notes payable                                                   1,083

See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ($ TABLES IN THOUSANDS)

NOTE 1      DESCRIPTION OF BUSINESS

            Cray Inc. ("Cray" or the "Company") (formerly "Tera Computer Company") designs, develops, markets and services high-performance computer systems, commonly known as supercomputers. The Company presently markets two computer systems, the Cray SV1 and T3E, and provides maintenance services to the installed base of these and earlier models of Cray computers. The Company is developing enhancements to the Cray SV1, and is developing three new computer systems, the MTA-2, based on the Company's multithreaded architecture system; the SuperCluster, a highly parallel system using leading commercial off-the-shelf components; and the SV2, which will combine elements of the SV1 and T3E computers.

            The Company has a net loss of $25.4 million for the year ended December 31, 2000. Management's plans project sufficient cash flows to finance its planned operations for the next twelve months. In addition, subsequent to December 31, 2000, the Company entered in to $15 million financing agreement. (See Note 15 -- Subsequent Events). The Company also plans on finalizing a distribution agreement with NEC, which will provide an equity investment of $25 million.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ACCOUNTING PRINCIPLES

            The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Investments in affiliates which are not majority owned are reported using the equity method.

            BUSINESS COMBINATIONS

            For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill and intangible assets in the accompanying consolidated balance sheets.

            USE OF ESTIMATES

            Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            CASH AND CASH EQUIVALENTS

            Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

            RESTRICTED CASH

            Restricted cash consists of cash equivalents that serve as collateral pursuant to lease and indebtedness agreements entered into in 1999 for the acquisition of capital equipment.

            GOODWILL AND INTANGIBLE ASSETS

            Goodwill and intangible assets are amortized on a straight-line basis over five years.

            FAIR VALUES OF FINANCIAL INSTRUMENTS

            At December 31, 2000, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

            REVENUE RECOGNITION

            Cray generally recognizes revenue from product sales upon customer acceptance; however, depending on sales contract terms, revenue may be recognized upon shipment, or delayed until funding is definite. Service revenues from the maintenance of computers are recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue.

            FOREIGN CURRENCY TRANSLATION

            The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive loss and as a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

            RESEARCH AND DEVELOPMENT

            Research and development costs include costs incurred in the development and production of the Company's hardware and software, costs incurred to enhance and support existing software features and expenses related to future implementations of systems. Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software product costs after technological feasibility of the software is established. Due to the relatively short period between the technological feasibility a product and completion of product development and the insignificance of related costs incurred during this period, no software development costs were capitalized.

            INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out) or market (LCM). The Company regularly evaluates the technological usefulness of various inventory components. When it is discovered that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed.

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

            SPARES INVENTORY

            Spares inventory is stated at cost, less accumulated depreciation. Depreciation on spares inventory is computed using the straight-line method over the estimated useful lives of three or four years.

            IMPAIRMENT OF LONG-LIVED ASSETS

            Pursuant to SFAS No. 121, management periodically evaluates long-lived assets, consisting primarily of property and equipment and goodwill and intangible assets, to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. The Company evaluates impairment whenever events or changes in circumstances indicate that the carrying amount of the Company's assets might not be recoverable. Accordingly, during 2000, the Company recorded an impairment loss of $3.3 million on certain obsolete fixed assets included in cost of product sales in the Consolidated Statement of Operations and Comprehensive Loss.

            INCOME TAXES

            The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

            RECLASSIFICATIONS

            Certain prior-year amounts have been reclassified to conform with the current-year presentation.

            NET LOSS PER SHARE

            Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding.

            Net loss per share has been computed in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net comprehensive loss for the period by the weighted average number of common shares outstanding. Common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted net loss per share are equivalent.

            SEGMENT INFORMATION

            The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See note 14 -- Segment Information.

            WARRANTY RESERVE

            Certain components in the T90 vector computers sold by Silicon Graphics Inc. ("SGI") prior to the Company's acquisition of the Cray Research operations have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company is continuing to take action that commenced prior to the acquisition to address this problem, and has recorded a reserve to provide for anticipated future losses on the T90 maintenance service contracts. Included in warranty reserves at December 31, 2000, is an accrual of $31.5 million for estimated losses on service contracts covering the Cray Business' T90 product line. The reserve is calculated as the excess of estimated service costs over estimated service revenues for the term of the related contracts. Estimated service costs include cost of repair parts, direct costs of service, indirect labor, and overhead allocations based on management estimates of time dedicated to service T-90 contracts. Stated contract terms are adjusted for management estimates of when T-90 products will be replaced before the expiration of the service contract term. A summary of warranty reserve is as follows (in thousands):

                          Balance                                        Balance
                       December 31,       2000           2000          December 31,
                           1999         Additions      Deductions          2000
                       ------------     ---------      -----------     ------------
Warranty Reserve           $ --          $47,461        $(15,180)        $32,281
                           ====          =======        ========         =======

            RECENT ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which is effective for the Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company does not currently hold any derivative instruments, SFAS No. 133 is not expected to have any impact on the consolidated financial statements.

            In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was required to be adopted in the Company's fourth fiscal quarter of 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on the consolidated financial statements.

            In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

NOTE 3      PROPERTY AND EQUIPMENT, NET

            A summary of property and equipment is as follows (in thousands):

                                                       December 31,
                                                  -----------------------
                                                    1999           2000
                                                  --------       --------
     Land                                         $              $    139
     Building                                                       8,130
     Furniture and equipment                           736          1,504
     Computer equipment                              8,458         28,754
     Leasehold improvements                          1,974          2,309
                                                  --------       --------
                                                    11,168         40,836
     Accumulated depreciation                       (5,339)       (15,301)
                                                  --------       --------
     Property and equipment, net                  $  5,829       $ 25,535
                                                  ========       ========

NOTE 4      INVENTORY, NET

            A summary of inventory is as follows (in thousands):

                                                        December 31,
                                                  -----------------------
                                                    1999           2000
                                                  --------       --------
     Components and subassemblies                 $  8,044       $ 14,884
     Work in process                                   806         10,148
     Finished goods                                  1,137            936
                                                  --------       --------
                                                     9,987         25,968
     LCM adjustment                                 (5,474)        (2,331)
                                                  --------       --------
     Inventory, net                               $  4,513       $ 23,637
                                                  ========       ========

                           Balance                                      Balance
                         December 31,       2000          2000        December 31,
                             1999         Additions     Deductions       2000
                         -------------    ----------    -----------  -------------
LCM adjustment              $5,474          $3,200       $(6,343)       $2,331
                            ======          ======       ========       ======

NOTE 5      SPARES INVENTORY, NET

            A summary of spares inventory is as follows (in thousands):

                                                        December 31,
                                                     -------------------
                                                     1999         2000
                                                     -----      --------
       Spares inventory                              $  --      $ 27,697
       Accumulated depreciation                         --        (6,558)
                                                     -----      --------
       Spares inventory, net                         $  --      $ 21,139
                                                     =====      ========

NOTE 6      ACQUISITION

            The Company acquired certain assets of the Cray Research business unit from Silicon Graphics, Inc. ("SGI") on April 1, 2000, in exchange for cash of $15.0 million, the issuance of one million shares of common stock valued at $6.7 million, and the issuance of a $35.3 million non-interest bearing promissory note. Commencing April 1, 2000, the Company has included the results of operations of the Cray Research business unit in its consolidated results of operations.

            The Company has accounted for this transaction under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

            The following table summarizes the purchase accounting for the acquisitions (in thousands):

       Current and long term assets                            $ 80,165
       Goodwill and intangible assets                            34,906
       Liabilities assumed                                      (58,223)
                                                               --------
       Net assets acquired                                       56,848
       Less: acquisition costs                                   (1,326)
                                                               --------
       Purchase price                                          $ 55,522
                                                               ========

            The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company and the Cray Research business unit and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the periods presented (in thousands):

                                                            December 31,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------
                                                            (unaudited)
  Revenue                                              $287,771      $183,820
                                                       ========      ========
  Net income                                           $ 31,536      $  5,142
                                                       ========      ========
  Basic and diluted net income per common share        $   1.51      $   0.16
                                                       ========      ========
  Weighted average shares used to compute
    basic and diluted net income per common share        20,906        32,949
                                                       ========      ========

NOTE 7      RELATED PARTY TRANSACTIONS

            During 2000, the Company accepted promissory notes in the aggregate principal amount of $326,000 as collateral for payment by the Company of option exercises and federal income taxes due from the exercise of employee stock options. These notes replaced promissory notes in the aggregate principal amount of $341,000 originally issued during 1999. The notes are due and payable in twelve months and bear interest at a rate of 5.74% per year. These notes and the unpaid accrued interest are secured by a pledge of shares of Cray's common stock. The Company's rights to payment are not limited to such security. The options exercised under these notes are considered to be variable employee stock options under current accounting literature. Accordingly, compensation is recognized to the extent the fair value of the Company's stock exceeds the options' exercise price.

            The Company also has an unsecured promissory note in the aggregate principal amount of $138,000 from the Chief Executive Officer of the Company. The note is due and payable on March 31, 2001, including accrued interest at a rate of 9.5%. The Company recorded interest income of $1,100 for year ended December 31, 2000, on the note. The note was paid in full on February 6, 2001.

            The Company paid fees of $1.8 million as part of a private placement completed in February 2000 to a company whose Chairman, CEO and principal shareholder is one of the Company's directors.

            As part of a common stock purchase agreement in October and December 2000 (See Note 12 -- Shareholders' Equity) the Company has accrued fees of $294,000 to a company whose Chairman, CEO and principal shareholder is one of the Company's directors.

NOTE 8      LEASE AGREEMENTS

            The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements. Under such agreements, the Company has acquired computer and other equipment in the amount of $1,856,000 and $2,114,000, for which $1,023,000 and
            $1,550,000 of accumulated depreciation was recorded as of December 31, 1999, and 2000, respectively.

            Minimum lease commitments are (in thousands):

                                                     Capital     Operating
                                                     leases       leases
                                                     ------      --------
2001                                                  $403       $ 3,474
2002                                                   218         3,529
2003                                                    88         3,013
2004                                                     5         3,083
2005                                                               2,929
Thereafter                                                         8,251
                                                      ----       -------
                                                       714       $24,279
                                                                 =======
Less amounts representing interest                     (81)
                                                      ----
                                                      $633
                                                      ====

            Rent expense for 1998, 1999, and 2000 was $961,000, $1,929,000 and
            $2,520,000, respectively.

NOTE 9      COMMITMENTS

            The Company is contractually committed to acquire components, and manufacturing and engineering services totaling $16.3 million. Commitments are for goods and services to be provided to Cray by either specific dates or by achieving milestones identified in the contracts.

NOTE 10     FEDERAL INCOME TAXES

            Due to continued losses from operations, there has been no provision for federal income taxes for any period. The provision for income taxes consisted of (in thousands):

                                                           December 31,
                                                      ----------------------
                                                      1998      1999    2000
                                                      -----     ----    ----
Federal:
      Current                                         $         $       $
      Deferred

State:
      Current
      Deferred

Foreign:
      Current                                                            831
      Deferred
                                                       ----     ----    ----
Total provision for income taxes                       $        $       $831
                                                       ====     ====    ====

            The Company did not pay any income taxes in 1998,1999 and 2000 due to losses from operations. In 2000, the company purchased the assets of the Cray Research business unit from SGI. Consequently, this is the Company's first year with foreign income tax liabilities.

            Loss before provision for income taxes consisted of (in thousands):

                                              December 31,
                                   ------------------------------------
                                     1998          1999          2000
                                   --------       -------       -------
       United States               $(19,803)     $(34,532)     $(27,219)
       International                                              1,831
                                   --------      --------      --------
                                   $(19,803)     $(34,532)     $(25,388)
                                   ========      ========      ========

            The following table reconciles the federal statutory income tax rate to the Company's effective tax rate.

                                              1998         1999      2000
                                             ------       ------    ------
Federal income tax rate                      -34.00%      -34.00%   -34.00%
State taxes
Foreign taxes                                  3.27%
Other                                          0.82%
Effect of net operating loss
    carryfoward and valuation allowance       33.18%       34.00%    34.00%
                                             ------       ------    ------
Effective income tax rate                      3.27%        0.00%     0.00%
                                             ======       ======    ======

            Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:

                                                      1999         2000
                                                    --------     --------
   Warranty reserve                                 $     68     $ 10,976
   Inventory reserve                                   1,862          699
   Accrued compensation                                  246          735
   Stock issued for services                             231
   Fixed assets                                          123        3,340
   Research and experimentation                        3,022        4,541
   Net operating loss carryfowards                    29,986       40,587
   State tax loss carryfowards                         1,577        1,500
                                                    --------     --------
   Net deferred tax assets                            37,115       62,378
   Valuation allowance for deferred tax assets       (37,115)     (62,378)
                                                    --------     --------
   Deferred tax balance                             $            $
                                                    ========     ========

            As of December 31, 1998, 1999 and 2000, the Company had federal net operating loss carryforwards of approximately $60.7 million, $88.3 million and $119.4 million, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $2.5 million, $3.0 million and $4.5 million, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2020 if not utilized. The utilization of the federal net operating loss and credit carryforwards are subject to annual limitations due to ownership changes of stock in prior years.

            The Company has fully reserved its deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The net change in the valuation allowance during the years ended December 31, 1999 and 2000 was $13.0 million and $25.3 million, respectively.

NOTE 11     NOTES PAYABLE

            Notes payable consists of the following at December 31, 1999 and 2000 (in thousands except origional principal and discount amounts):

                                                                   1999         2000
                                                                 --------     --------
Note payable to bank, dated August 31, 1999,
  original principal of $544,000, interest at 10.48%,
  due August 31, 2002, secured by equipment                      $    492     $    323

Note payable to bank, dated October 7, 1999,
  original principal of $389,000, interest at 8.71%,
  due October 7, 2002, secured by equipment                           370          249

Convertible note payable to vendor, dated March 25, 1999,
  original principal of $494,000, interest at 8.00%,
  due March 31, 2001, unsecured, net of remaining discount of
  $45,000 and $8,000 for 1999 and 2000, respectively                  449          486

Notes payable to investors, dated October 18, 2000,
  original principal of $7,500,000, interest at 6.00%,
  due February 1, 2001, unsecured. (Note 12)                                     3,300

Notes payable to investors, dated December 12, 2000,
  original principal of $5,000,000, interest at 6.00%,
  due April 3, 2001, unsecured, net of discount
  of $747,000. (Note 12)                                                         4,253
                                                                 --------     --------
                                                                    1,311        8,611
Less current portion                                                 (289)      (8,357)
                                                                 --------     --------
Total long-term notes payable                                    $  1,022     $    254
                                                                 ========     ========

            The aggregate maturities of notes payable for the years 2001 through 2002 are as follows: $8,357,000 and $254,000.

            The Company has an unused $5,000,000 revolving credit agreement. The agreement contains a minimum tangible net capital covenant with which the Company was not in compliance at December 31, 2000. Subsequent to December 31, 2000, the Company has entered into a new credit agreement. See note 15 -- Subsequent Events.

NOTE 12     SHAREHOLDERS' EQUITY

            COMMON STOCK PURCHASE AGREEMENTS: In October and December 2000, the Company agreed to issue shares of common stock to certain investors covered by the Company's shelf registration statement and to apply the purchase price for the shares against repayment of principal and interest on certain notes payable. Through December 2000, the Company repaid $4.2 million of the notes by delivering an aggregate of 1,671,094 shares of common stock at an average price of $2.51 per share, which reflects an 8% discount from the daily volume weighted average trading price for the Company's stock. Unless the Company prepays the notes, it will repay the remaining $8.3 million of the notes by issuing additional shares of common stock to the investors, using a 9% discount from the average of the daily volume weighted average trading prices over the period from the first week of January through March 2001.

            SHAREHOLDER WARRANTS: At December 31, 2000, the Company had outstanding and exercisable warrants to purchase an aggregate of 14,801,096 shares of common stock, as follows:

         Shares of     Exercise Price         Expiration
       Common Stock      per share         Date of Warrants
       -------------   --------------     ------------------
             90,488        $6.00          December 31, 2001
             97,208        $6.00          February 28, 2002
            282,500        $3.94          April 21, 2002
          7,311,055        $4.72          June 21, 2002
            155,000        $4.50          June 25, 2002
             87,500        $6.00          December 23, 2002
             80,672        $4.72          September 28, 2003
            100,000        $6.00          January 20, 2004
            200,000        $4.72          March 9, 2004
             25,000        $5.16          March 9, 2004
          1,111,111        $4.72          March 9, 2004
            100,000        $6.00          March 30, 2004
             14,829        $5.00          March 31, 2004
              5,801        $6.00          November 7, 2005
                524        $6.00          May 21, 2006
          5,139,408        $2.53          June 21, 2009
        ----------
        14,801,096
        ==========

            For expense recorded in the three years ended December 31, 2000, warrants were valued at their fair values using the Black-Scholes model based on the volatility of the Company's stock, the contractual life of the warrants, and the risk-free rate of return.

            As part of a financing completed on June 21, 1999, the Company issued a warrant to a director of the Company, in exchange for cash of $200,000, exercisable for a minimum of 1,591,723 shares of common stock. In 2000, the number of shares subject to this warrant increased to 10% of the Company's issued and outstanding shares, on a fully diluted basis, with certain limited exceptions to 5,139,408 shares.

            STOCK OPTION PLANS: The Company has six stock option plans that provide for option grants to employees, directors and others. Four of these plans, the 1988 Employee

            Stock Option Plan, the 1993 Employee Stock Option Plan, the 1995 Employee Stock Option Plan, and the 1995 Independent Director Stock Option Plan were terminated by the Board of Directors in 1995 and 1999. Options granted under the Company's option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

            A summary of Cray's stock option activity and related information follows:

                                                  Outstanding
                                                   Weighted                          Weighted
                                                    Average                           Average
                                  Options          Exercise          Options          Exercise
                                Outstanding          Price         Exercisable         Price
                                -----------       ------------     -----------       ---------
Balance, January 1, 1998         2,035,905           $4.37            931,309           $3.25
      Granted                      742,090            8.44
      Exercised                   (153,234)           1.43
      Canceled                     (41,725)           6.61
                                 ---------
Balance, December 31, 1998       2,583,036            5.68          1,158,125            4.15
      Granted                    1,320,439            5.17
      Exercised                   (107,513)           0.56
      Canceled                    (100,616)           4.65
                                 ---------
Balance, December 31, 1999       3,695,346            5.68          1,158,125            5.29
      Granted                    4,924,513            5.48
      Exercised                    (69,479)           2.69
      Canceled                    (326,375)           5.16
                                 ---------
Balance, December 31, 2000       8,224,005           $5.61          2,428,813           $5.59
                                 =========
Available for grant at
  December 31, 2000              6,535,839
                                 =========

            Outstanding and exercisable options by price range as of December 31, 2000 are as follows:

                  Options Outstanding                            Options Exercisable
------------------------------------------------------------    ----------------------
                                       Weighted     Weighted                  Weighted
     Range of                          Average       Average                  Average
  Exercise Price         Number       Remaining     Exercise       Number     Exercise
    Per Share         Outstanding    Life (Years)     Price     Exercisable    Price
 ----------------     -----------    ------------   --------    -----------   --------
 $ 0.35 - $ 3.00         256,782         5.3          $1.89         148,448    $ 1.64
   3.01 -   6.00       5,445,424         8.3           4.88       1,574,596      5.11
   6.01 -   9.00       2,512,799         8.5           7.54         699,769      7.44
   9.01 -  12.00              --          --             --              --        --
  12.01 -  15.00           9,000         7.3          13.69           6,000     13.69
 ---------------       ---------         ---          -----       ---------    ------
 $ 0.35 - $15.00       8,224,005         8.3          $5.61       2,428,813    $ 5.59
 ===============       =========         ===          =====       =========    ======

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

            FAIR VALUE INFORMATION: The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss for common stock and net loss per common share for the years ended December 31, 1998, 1999, and 2000 would have been increased to the pro forma amounts indicated below:

Net loss for common shareholders (in thousands):

                                    1998         1999         2000
                                  --------     --------     --------
          As reported             $(20,736)    $(34,647)    $(25,388)
          Pro forma               $(22,933)    $(37,444)    $(41,971)

Basic and diluted net loss per common share:

                                    1998         1999         2000
                                  --------     --------     --------
          As reported             $  (1.70)    $  (1.74)    $  (0.78)
          Pro forma               $  (1.88)    $  (1.88)    $  (1.28)


            The weighted average Black-Scholes value of options granted under the stock option plans during 1998, 1999, and 2000 was $9.35, $4.42, and $5.29. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 94%, 85 % and 98% for 1998, 1999, and 2000, respectively, risk-free interest rate of 5.7%, 5.4%, and 5.2% for 1998, 1999 and 2000, respectively, and an expected term of 9.6, 8.4, and 8.4 years for 1998, 1999, and 2000, respectively.

NOTE 13     401(k) PLAN

            The Company has a defined contribution retirement plan covering substantially all employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company may make voluntary matching contributions in amounts determined annually by the Board of Directors. Defined contribution pension expense was $139,000, $183,000 and $713,000 for 1998, 1999, and
            2000, respectively.

NOTE 14     SEGMENT INFORMATION

            SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2000, Cray operates in one business segment: global sales and service of high performance computers.

            Revenue from U.S. Government agencies or commercial customers primarily serving the U.S. Government totaled approximately $63.4 million in 2000.

            The Company's significant operations outside the United States include sales and service offices in Europe, the Middle East, and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm's length transactions.

            Geographic revenue and long-lived assets related to operations as of and for the year ended December 31, 2000, were as follows:

                       United                        Asia
                       States    EMEA      Japan    Pacific    Total
                       -------  -------   -------   -------   -------
Product revenue        $46,617  $    --   $    --   $    --   $46,617
                       =======  =======   =======   =======   =======
Service revenue        $43,926  $17,706   $ 7,015   $ 2,808   $71,455
                       =======  =======   =======   =======   =======
Long lived assets      $69,009  $ 5,245   $ 3,406   $ 1,515   $79,175
                       =======  =======   =======   =======   =======

            No prior year comparative information has been presented as the Company did not have significant operations outside the United States prior to the Cray Research acquisition on April 1, 2000.

NOTE 15     SUBSEQUENT EVENTS

            In February 2001 the Company signed a distribution agreement with NEC Corporation to distribute and service NEC SX-5 vector processor computers and its successors. This agreement provides the Company with exclusive distribution and servicing in the United States, Canada and Mexico, and non-exclusive rights in the rest of the world. Current duties under the U.S. anti-dumping laws effectively prohibit the importation of these computers into the U.S. The Company has requested that the U.S. Government remove these duties. Assuming these duties are removed as expected, the Company plans on marketing NEC SX-5 series computers to customers and industries with a need for significant performance improvements, particularly in the United States. As part of the agreement, NEC will invest $25 million of cash in Cray, in exchange for 3,125,000 non-voting, preferred shares, convertible into Cray common stock at a fixed conversion price of $8.00 per share.

            In March 2001, the Company entered into a credit agreement with Foothill Capital Corporation. This line of credit replaced the Company's existing credit agreement in place at December 31, 2000. The credit agreement makes available $15 million through March 2004. The credit agreement provides $7.5 million of borrowings in the form of a revolving line of credit based on eligible domestic and foreign product accounts receivable, and $7.5 million of borrowings in the form of a term loan. Borrowings under the credit agreement are secured by property, plant and equipment and bear interest at the prime rate plus 2% for the revolving line of credit and at the prime rate plus 3.25% for the term loan. The credit agreement contains financial covenants relating to tangible net worth, EBITDA and domestic service revenue.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cray Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cray Inc. (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cray Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 9, 2001
(March 28, 2001 as to Note 15)