Form 10-Q
period 2001-03-31
CRAY INC
filed 2001-05-15
CIK 949158

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2001

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

        As of May 11, 2001, 41,438,117 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                           CRAY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31, 2000
                 and March 31, 2001                                                     3

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2000 and 2001                             4

                 Condensed Consolidated Statement of Shareholders' Equity
                 for the Three Months Ended March 31, 2001                              5

                 Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2000 and 2001                         6

                 Notes to Condensed Consolidated Financial Statements                   7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          9

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                           20

PART II          OTHER INFORMATION

        Item 2.  Changes in Securities                                                 20

        Item 6.  Exhibits and Reports on Form 8-K                                      20

                           CRAY INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 31,      March 31,
                                                                2000             2001
                                                              ---------        ---------
                                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   4,626        $   2,402
   Restricted cash                                                  761              664
   Accounts receivable                                           25,159           43,608
   Inventory, net                                                23,637           15,694
   Prepaid expenses and other assets                              2,835            4,645
                                                              ---------        ---------
          Total current assets                                   57,018           67,013

Property and equipment, net                                      25,535           25,567
Spares inventory, net                                            21,139           19,805
Goodwill and intangible assets, net                              29,578           27,806
Other assets                                                      2,923            2,914
                                                              ---------        ---------
          TOTAL                                               $ 136,193        $ 143,105
                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $  16,247        $  19,963
   Accrued payroll and related expenses                          12,028           12,113
   Accrued loss on purchase commitment                            6,006            6,006
   Other accrued liabilities                                      6,574            4,078
   Deferred revenue                                              17,666           16,618
   Current portion of warranty reserves                          17,996           16,150
   Current portion of obligations under capital leases              349              286
   Current portion of term loan                                                    2,136
   Current portion of notes payable                               8,357              908
                                                              ---------        ---------
          Total current liabilities                              85,223           78,258

Warranty reserves                                                14,285           10,553
Obligations under capital leases                                    284              227
Term loan payable                                                                  5,364
Notes payable                                                       254              107

Shareholders'  equity:
   Common Stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 25,212 and 40,518 shares          158,799          169,292
   Accumulated deficit                                         (122,524)        (119,735)
   Accumulated other comprehensive income:
     Cumulative currency translation adjustment                    (128)            (961)
                                                              ---------        ---------
                                                                 36,147           48,596
                                                              ---------        ---------
          TOTAL                                               $ 136,193        $ 143,105
                                                              =========        =========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                      For the Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                         2000            2001
                                                        --------        --------
Revenue:
   Product                                              $               $ 27,597
   Service                                                    43          21,150
                                                        --------        --------
          Total revenue                                       43          48,747
                                                        --------        --------

Operating expenses:
   Cost of product revenue                                                14,395
   Cost of service revenue                                    26           8,060
   Research and development                                6,485          13,039
   Marketing and sales                                       768           4,701
   General and administrative                              1,101           2,139
   Amortization of goodwill and intangible assets                          1,772
                                                        --------        --------
          Total operating expenses                         8,380          44,106
                                                        --------        --------
Income (loss) from operations                             (8,337)          4,641

Other income (expense), net                                   72            (424)

Interest income (expense), net                               260          (1,143)
                                                        --------        --------

Net income (loss) before income taxes                     (8,005)          3,074

Provision for income taxes                                                   285
                                                        --------        --------

Net income (loss) for common share:                     $ (8,005)       $  2,789
                                                        ========        ========

Net income (loss) per common share:

          Basic                                         $  (0.27)       $   0.07
                                                        ========        ========

          Diluted                                       $  (0.27)       $   0.07
                                                        ========        ========

Weighted average shares outstanding:

          Basic                                           29,596          37,435
                                                        ========        ========

          Diluted                                         29,596          37,471
                                                        ========        ========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                                                           Common Stock
                                                   ------------------------                          Currency
                                                   Number of                       Accumulated      Translation
                                                    Shares          Amount           Deficit          Adjustment        Total
                                                   ---------       --------        -----------      ------------      ---------
BALANCE, January 1, 2001                             35,250        $ 158,799        $(122,524)       $    (128)       $  36,147
   Issuance of shares under Employee
     Stock Purchase Plan                                349              644                                                644
     Options issued for debt                                             225                                                225
   Common stock issued in exchange
    for notes, net of issuance costs of $821          3,764            6,960                                              6,960
   Common stock issued                                1,147            2,500                                              2,500
   Exercise of stock options                              8               15                                                 15
   Warrants issued for services                                           26                                                 26
   Warrants issued for credit facility                                   123                                                123
   Other comprehensive income:
     Cumulative currency translation adjustment                                                           (833)            (833)
   Net income                                                                           2,789                             2,789
                                                  ---------        ---------        ---------        ---------        ---------

BALANCE, March 31, 2001                              40,518        $ 169,292        $(119,735)       $    (961)       $  48,596
                                                  =========        =========        =========        =========        =========



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           ------------------------
                                                                             2000             2001
                                                                           ---------       --------
Operating activities
  Net income (loss)                                                        $ (8,005)       $  2,789
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                                 530           3,524
  Amortization of intangible assets                                                           1,772
  Beneficial conversion feature of notes payable                                  9             747
  Non-cash warrant and option expense                                           194             374
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                           (12)        (18,587)
  Inventory                                                                  (1,280)          9,307
  Deposit to SGI                                                             (5,000)
  Other assets                                                                 (504)         (1,801)
  Accounts payable                                                              854           3,716
  Other accrued liabilities                                                     (85)         (3,316)
  Accrued payroll and related expenses                                         (209)             85
  Warranty reserve                                                                           (5,578)
  Deferred revenue                                                              (43)         (1,048)
                                                                           --------        --------
Net cash used by operating activities                                       (13,551)         (8,016)

Investing activities
  Purchases of spares                                                                        (1,439)
  Purchases of property and equipment                                          (492)         (2,147)
                                                                           --------        --------
Net cash used by investing activities                                          (492)         (3,586)

Financing activities
  Restricted cash                                                                89              97
  Related party (receivable)/payments                                            (5)            138
  Proceeds from term loan                                                                     7,500
  Sale of common stock                                                       25,297           3,159
  Proceeds from exercise of warrants                                          9,015
  Principal payments on bank note                                               (70)           (562)
  Capital leases, net                                                          (165)           (121)
                                                                           --------        --------
Net cash provided by financing activities                                    34,161          10,211
                                                                           --------        --------
Effect of foreign exchange rate changes on
  cash and cash equivalents                                                                    (833)

Net increase (decrease) in cash and cash equivalents                         20,118          (2,224)

Cash and cash eqivalents
  Beginning of period                                                        10,069           4,626
                                                                           --------        --------
  End of period                                                            $ 30,187        $  2,402
                                                                           ========        ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $     69        $    171

Non-cash investing and financing activities
  Inventory reclassed to fixed assets                                         1,311
  Inventory reclassed to spares                                                               1,364
  Fixed asset additions through capital leases                                   57
  Note payable converted to common stock                                                      7,781



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations, shareholders' equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S--X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

ACQUISITION

    On April 1, 2000, the Company acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc. and changed its name from Tera Computer Company to Cray Inc. For this reason, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results.

INVENTORY

    Inventory consisted of the following (in thousands):

                                   December 31,    March 31,
                                       2000          2001
                                   ------------    ---------
Components and subassemblies        $ 14,884       $  9,893
Work in process                       10,148          6,037
Finished goods                           936            732
LCM adjustment                        (2,331)          (968)
                                                   --------
                                    $ 23,637       $ 15,694
                                    ========       ========

LINE OF CREDIT

    In March 2001, the Company entered into a credit agreement with Foothill Capital Corporation. This line of credit replaced the Company's existing credit agreement in place at December 31, 2000. The credit agreement makes available $15 million through March 2004. The credit agreement provides $7.5 million of borrowings in the form of a revolving line of credit based on eligible domestic and foreign product accounts receivable, and $7.5 million of borrowings in the form of a term loan. Borrowings under the credit agreement are secured by property, plant and equipment and bear interest at the prime rate plus 2% for the revolving line of credit and at the prime rate plus 3.25% for the term loan. The credit agreement contains financial covenants relating to tangible net worth EBITDA and domestic service revenue.

COMPREHENSIVE INCOME

    The components of comprehensive income (loss) are as follows:

                                 Three months ended March 31,
                                     2000           2001
                                   -------        -------
Net income (loss)                  $(8,005)       $ 2,789

Foreign currency translation
    adjustment                                       (833)
                                   -------        -------

Comprehensive income (loss)        $(8,005)       $ 1,956
                                   =======        =======

SEGMENT INFORMATION

    Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $26.1 million in the first quarter of 2001.

    The Company's significant operations outside the United States include sales and service offices in Europe, the Middle East and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm's length transactions.

    Geographic revenue and long-lived assets related to operations as of and for the quarter ended March 31, 2001, were as follows:


                         United                                     Asia
                         States         EMEA         Japan         Pacific        Total
                         ------         ----         -----         -------        -----
Product revenue         $25,973       $ 1,624       $    --       $    --       $27,597
                        =======       =======       =======       =======       =======
Service revenue         $14,188       $ 4,872       $ 1,484       $   606       $21,150
                        =======       =======       =======       =======       =======
Long lived assets       $68,339       $ 4,260       $ 2,942       $ 1,207       $76,748
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Factors That Could Affect Future Results" beginning on page 13. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

    We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market two computer systems, the Cray SV1ex(TM) and Cray T3E(TM), and provide maintenance services to the world-wide installed base of these and earlier models of Cray computers. We are developing enhancements to the Cray SV1ex, and we are developing three new computer systems, the Cray MTA-2(TM), based on our multithreaded architecture system, the SuperCluster(R), a highly parallel system using leading commercial off-the-shelf components, and the Cray SV2(TM), which will combine elements of the Cray SV1(TM) and T3E computers.

     We have experienced net losses in each year of our operations. We incurred net losses of approximately $25.4 million in 2000, $34.5 million in 1999 and $19.8 million in 1998. For the three months ended March 31, 2001 we had net income of $2.8 million.

    We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

    Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below, beginning on page 13.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

    With the acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any future period.

    REVENUE. We had revenue from product sales of $27.6 million for the three months ended March 31, 2001, compared to zero for the respective 2000 period. Product revenue for the three months ended March 31, 2001 consisted of $21.3 million for our T3E product line, $3.8 million for our SV1 product line, and $2.5 for our T90(TM) product line. The overall increase in product revenue is due to the acquisition of the Cray product line. We expect our product revenue to vary quarterly. See "Factors That Could Affect Our Future Results -- Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile." Product revenue represented 57% of total revenues for the three months ended March 31, 2001.

    Service revenue was $21.2 million for the three months ended March 31, 2001, compared to $43,000 for the respective 2000 period. Services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer's election. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business. We expect service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Service revenue represented 43% of total revenue for the three months ended March 31, 2001.

    OPERATING EXPENSES. Cost of product revenue was $14.4 million for the three months ended March 31, 2001, compared to zero for the respective 2000 period. Cost of product revenue represented 52% of product revenue for the three months ended March 31, 2001.

    Cost of service revenue was $8.1 million for the three months ended March 31, 2001, after utilization of $5.3 million of warranty reserves for the three months ended March 31, 2001, compared to cost of service revenue of $26,000 for the respective 2000 period. Cost of service revenue represented 38% of service revenue for the three months ended March 31, 2001. In addition to higher than expected utilization of warranty reserves, the cost of services was decreased by one-time favorable adjustments of $795,000 arising from operations in Europe. We expect cost of service revenue to approximate 50% of service revenue for the rest of the year.

     Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems and the development of the MTA(TM) and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $13.0 million for the three months ended March 31, 2001, compared to $6.5 million for the respective 2000 period, and represented 27% of total revenues for the three months ended March 31, 2001. Increases in research and development expenses primarily will depend on increases in engineering personnel, principally software engineers. Over time, with receipt of increased revenue from products currently under development, we expect research and development expenses to decrease as a percentage of overall revenue.


---------------
Cray and SuperCluster are federally registered trademarks of Cray Inc., and Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, and Cray MTA-2 are trademarks of Cray Inc.

    Marketing and sales expenses were $4.7 million for the three months ended March 31, 2001, compared to $768,000 for the respective 2000 period. We expect quarterly marketing and sales expenses to remain relatively constant. Marketing and sales expenses represented 10% of total revenues for the three months ended March 31, 2001.

    General and administrative expenses were $2.1 million for the three months ended March 31, 2001, compared to $1.1 million for the respective 2000 period. General and administrative expenses represented 4% of total revenues for the three months ended March 31, 2001. We expect quarterly general and administrative expenses to increase slightly as we complete our administrative team but to remain relatively constant as a percentage of revenue.

    We incurred amortization expense of $1.8 million for the three months ended March 31, 2001 primarily relating to the goodwill and intangible assets from the acquisition of the Cray Research business unit.

    OTHER INCOME (EXPENSE). Other expense was $424,000 for the three months ended March 31, 2001, compared to other income of $72,000 for the respective 2000 period, and consisted primarily of realized losses from the effects of foreign currency exchange rates.

    INTEREST INCOME (EXPENSE). Interest income was $7,000 for the three months ended March 31, 2001, compared to $320,000 for the respective 2000 period, due to lower average cash balances in 2001. Interest expense was $1.1 million for the three months ended March 31, 2001, compared to $60,000 for the respective 2000 period. The increase in 2001 was largely due to a non-cash charge of $747,000 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options issued in conjuction with certain investor promissory notes.

    TAXES. We made a provision of $285,000 for income taxes in foreign countries for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $2.4 million at March 31, 2001, compared to $4.6 million at December 31, 2000. Restricted cash balances, which serve as collateral for capital equipment loans and leases, totaled $664,000 at March 31, 2001 and $761,000 at December 31, 2000.

    Net cash used by operating activities was $8.0 million for the three months ended March 31, 2001, compared to $13.6 million used in the three months ended March 31, 2000. For the three months ended March 31, 2001, net operating cash flows were primarily attributed to an increase in accounts receivable from product sales, offset in part by decreases in inventory.

    Net cash used by investing activities was $3.6 million for the three months ended March 31, 2001, compared to $492,000 for the three months ended March 31, 2000. Net cash used by investing activities for the 2001 period consisted primarily of $2.1 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods, and $1.4 million for spare parts inventory.

    Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2001, compared to $34.2 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, we raised $2.5 million through the sale of common stock to two institutional investors. We also secured a $15 million credit facility of which we used $7.5 million as of March 31, 2001.

    Over the next twelve months our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow from operations.

     We secured a three-year $15 million credit facility in March 2001, of which $7.5 million was outstanding as of March 31, 2001, and completed the NEC distribution agreement on May 10, 2001, at which time NEC invested $25 million in us.

    At any particular time, given the high average selling price of our products, our cash position is affected by the timing of product sales and the receipt of prepaid maintenance revenue. In addition, delays in the development of the SV1ex, MTA-2 and SuperCluster systems, all planned to be completed in the next twelve months, and the SV2 system may require additional capital earlier than planned. We believe our cash resources will be adequate for the next 12 months. Nevertheless, we may raise additional equity and/or debt capital to enhance our cash position and working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

FACTORS THAT COULD AFFECT FUTURE RESULTS

 The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD ADVERSELY AFFECT OUR PROSPECTS. We will depend on sales of our current products, the Cray SV1 series and T3E systems, for significant product revenue in 2001. To obtain these sales, we need to assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for such systems. In addition, general economic conditions may affect adversely the ability of our customers to invest significant funds in capital investments. These developments would limit our revenue and resources and would adversely affect our profitability and operations.

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

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WOULD ADVERSELY AFFECT OUR REVENUES AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. We have been performing most of the services under the existing SGI maintenance contracts as a sub-contractor to SGI and are in the process of novating these contracts to us. As these contracts expire, we need to sell new maintenance service contracts to these customers. A significant portion of these contracts includes prepaid service amounts. If customers do not renew their maintenance service contracts with us, our revenues, earnings and cash resource would be adversely affected.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The SuperCluster system will be built entirely from commercial off-the-shelf components on a sole-source basis. In addition, we use a contract manufacturer to assemble our SV1 and T3E components, and plan to do so for our MTA-2 and SV-2 systems also. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

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

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. While we have obtained a secured credit facility based on accounts receivables and maintenance revenue, we are seeking additional credit facilities, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would adversely affect our cash reserves and increase our need for capital.

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. As of March 31, 2001, we had outstanding:

    -   40,518,259 shares of common stock;

    -   warrants to purchase 14,901,096 shares of common stock;

    - stock options to purchase an aggregate of 9,671,605 shares of common stock, of which 2,942,910 options were then exercisable.

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

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of capital goods. We expect that anticipated product sales and maintenance services over the next twelve months will generate positive cash flow. We secured a $15 million credit facility in March 2001, and completed the NEC distribution agreement in May 2001, at which time NEC invested $25 million in us. At any particular time, given the high average selling price of our products, our capital position is impacted by the timing of particular product sales, and the receipt of prepaid maintenance. In addition, delays in the completion of the SV1ex system and the development of the MTA-2 and SuperCluster systems, all planned to be completed in 2001, or delays in the SV2 development program may require additional capital earlier than planned. In order to provide sufficient working capital and enhance our capital position, we may raise additional equity and/or debt capital. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, AND AS A RESULT WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel. In particular, we have an ongoing project to add software developers to assist our development efforts. We have no employment contracts with any of our employees.

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

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Furthermore, periodic announcements by our competitors of new high-performance computer systems and price adjustments may materially and adversely affect customer demand for our products. Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun

Microsystems, Compaq Computer, Hewlett-Packard, Silicon Graphics, NEC Corporation, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. In addition, we compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. To date, these products have been limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would materially and adversely affect our ability to sell our products and the receipt of revenue.

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

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The Asset Purchase Agreement with SGI pursuant to which we purchased the Cray Research business assets contains provisions restricting our ability to transfer the Cray Research business assets. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003 or the sale of SGI.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the quarter ended March 31, 2001, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks.
We plan on using forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    On March 28, 2001, we issued warrants to purchase 100,000 shares of common stock to Foothill Capital Corporation in connection with obtaining the line of credit. The warrants are exercisable at an exercise price of $1.76 per share, and expire on March 28, 2005. The transaction was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) thereto, given the nature of the transaction and the investor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.12 Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001

        11.1   Computation of Earnings (Loss) Per Share

    Reports on Form 8-K

        A report on Form 8-K for an event of December 15, 2000, was filed on January 4, 2001, reporting our promissory notes with two institutional investors under Item 5, "Other Events."

        A report on Form 8-K for an event of February 7, 2001, was filed on February 15, 2001, reporting a change in our Board of Directors under Item 5, "Other Events."

ITEMS 1, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRAY INC.

May 15, 2001                        By: /s/  JAMES E. ROTTSOLK
                                        ----------------------------------------
                                                James E. Rottsolk
                                                Chief Executive Officer

                                        /s/  KENNETH W. JOHNSON
                                        ----------------------------------------
                                                Kenneth W. Johnson
                                                Chief Financial Officer

                                        /s/  DOUGLAS C. RALPHS
                                        ----------------------------------------
                                                 Douglas C. Ralphs
                                                 Chief Accounting Officer

                                EXHIBIT INDEX

  Exhibit No.  Description

        10.12 Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001

        11.1   Computation of Earnings (Loss) Per Share