Form 10-Q
period 2001-06-30
CRAY INC
filed 2001-08-14
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 2001

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

 Yes [X]  No [ ]

        As of August 10, 2001, 41,469,772 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                           CRAY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I           FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31, 2000
                 and June 30, 2001                                                      3

                 Condensed Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2000 and 2001                            4

                 Condensed Consolidated Statement of Shareholders' Equity for the
                 Six Months Ended June 30, 2001                                         5

                 Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2000 and 2001                                    6

                 Notes to Condensed Consolidated Financial Statements                   7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         10

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                           22

PART II          OTHER INFORMATION

        Item 2.  Changes in Securities                                                 23

        Item 6.  Exhibits and Reports on Form 8-K                                      23

                           CRAY INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            December 31,           June 30,
                                                                               2000                  2001
                                                                            -----------            ---------
                                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   4,626             $  15,312
   Restricted cash                                                                 761                   562
   Accounts receivable                                                          25,159                30,384
   Inventory, net                                                               23,637                22,252
   Prepaid expenses and other assets                                             2,835                 3,361
                                                                             ---------             ---------
          Total current assets                                                  57,018                71,871

Property and equipment, net                                                     25,535                25,763
Service spares, net                                                             21,139                14,995
Goodwill and intangible assets, net                                             29,578                26,145
Other assets                                                                     2,923                 2,796
                                                                             ---------             ---------
          TOTAL                                                              $ 136,193             $ 141,570
                                                                             =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  16,247             $   9,574
   Accrued payroll and related expenses                                         12,028                12,156
   Accrued loss on purchase commitment                                           6,006                 4,755
   Other accrued liabilities                                                     6,574                 3,540
   Deferred revenue                                                             17,666                16,312
   Current portion of warranty reserves                                         17,996                 9,948
   Current portion of obligations under capital leases                             349                   237
   Current portion of term loan                                                                        2,136
   Current portion of notes payable                                              8,357                   552
                                                                             ---------             ---------
          Total current liabilities                                             85,223                59,210

Warranty reserves                                                               14,285                11,635
Obligations under capital leases                                                   284                   125
Term loan payable                                                                                      5,007
Notes payable                                                                      254                   417

Shareholders'  equity:
   Series A Preferred stock, par $.01 - Authorized, 3,125 shares;
      issued and outstanding, 3,125 shares                                                            25,000
   Common stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 35,250 and 41,438 shares                         158,799               170,741
   Accumulated deficit                                                        (122,524)             (129,621)
   Accumulated other comprehensive income:
     Cumulative currency translation adjustment                                   (128)                 (944)
                                                                             ---------             ---------
                                                                                36,147                65,176
                                                                             ---------             ---------
          TOTAL                                                              $ 136,193             $ 141,570
                                                                             =========             =========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                            For the Three Months Ended            For the Six Months Ended
                                                                    June 30,                              June 30,
                                                           ---------------------------           ---------------------------
                                                             2000               2001               2000               2001
                                                           --------           --------           --------           --------
Revenue:
   Product                                                 $ 26,693           $  8,612           $ 26,693           $ 36,209
   Service                                                   24,280             20,811             24,324             41,961
                                                           --------           --------           --------           --------
            Total revenue                                    50,973             29,423             51,017             78,170
                                                           --------           --------           --------           --------

Operating expenses:
   Cost of product revenue                                   15,239              4,386             17,242             18,781
   Cost of service revenue                                   12,264             10,604             12,290             18,664
   Research and development                                  13,865             14,148             18,348             27,187
   Marketing and sales                                        2,822              4,882              3,590              9,583
   General and administrative                                 1,898              2,244              2,998              4,383
   Amortization of goodwill and intangible assets             1,676              1,774              1,676              3,546
                                                           --------           --------           --------           --------
            Total operating expenses                         47,764             38,038             56,144             82,144
                                                           --------           --------           --------           --------

Income (loss) from operations                                 3,209             (8,615)            (5,127)            (3,974)

Other income (expense), net                                     (44)              (936)                27             (1,360)

Interest income (expense), net                                 (504)              (138)              (244)            (1,281)
                                                           --------           --------           --------           --------

Income (loss) before income taxes                             2,661             (9,689)            (5,344)            (6,615)

Provision for income taxes                                                         197                                   482
                                                           --------           --------           --------           --------

Net income (loss) for common share:                        $  2,661           $ (9,886)          $ (5,344)          $ (7,097)
                                                           ========           ========           ========           ========

Net income (loss) per common share:

            Basic                                          $   0.08           $  (0.24)          $  (0.17)          $  (0.18)
                                                           ========           ========           ========           ========

            Diluted                                        $   0.08           $  (0.24)          $  (0.17)          $  (0.18)
                                                           ========           ========           ========           ========

Weighted average shares outstanding:

            Basic                                            33,367             41,385             31,492             39,416
                                                           ========           ========           ========           ========

            Diluted                                          33,448             41,385             31,492             39,416
                                                           ========           ========           ========           ========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                     Preferred Stock         Common Stock
                                                  -------------------    --------------------                  Currency
                                                  Number of              Number of               Accumulated  Translation
                                                   Shares      Amount     Shares      Amount       Deficit     Adjustment    Total
                                                  ---------   -------    ---------   --------     ---------      -----     --------
BALANCE, January 1, 2001                                                  35,250     $158,799     $(122,524)     $(128)    $ 36,147
   Issuance of shares under Employee
     Stock Purchase Plan                                                     349          644                                   644
     Options issued for debt                                                              225                                   225
   Common stock issued in exchange
    for notes, net of issuance costs of $821                               3,764        6,960                                 6,960
   Common stock issued                                                     1,147        2,500                                 2,500
   Exercise of stock options                                                   8           15                                    15
   Warrants issued for services                                                            26                                    26
   Warrants issued for credit facility                                                    123                                   123
   Other comprehensive income:0
     Cumulative currency translation adjustment                                                                   (833)        (833)
   Net income                                                                                         2,789                   2,789
                                                    -----     -------     ------     --------     ---------      -----     --------

BALANCE, March 31, 2001                                                   40,518     $169,292     $(119,735)     $(961)    $ 48,596

   Common stock issued                                                       600          930                                   930
   Series A preferred stock issued to NEC           3,125      25,000                                                        25,000
   Common stock issued in exchange for notes                                 320          519                                   519
   Other comprehensive income:
     Cumulative currency translation adjustment                                                                     17           17
   Net loss                                                                                          (9,886)                 (9,886)
                                                    -----     -------     ------     --------     ---------      -----     --------

BALANCE, June 30, 2001                              3,125     $25,000     41,438     $170,741     $(129,621)     $(944)    $ 65,176
                                                    =====     =======     ======     ========     =========      =====     ========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                            2000           2001
                                                                          --------       --------
Operating activities
  Net loss                                                                $ (5,344)      $ (7,097)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                              5,192          6,868
  Imputed interest expense                                                     719
  Amortization of intangible assets                                          1,676          3,546
  Beneficial conversion feature of notes payable                                18            747
  Non-cash warrant and option expense                                          289            374
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                      (27,966)        (5,358)
  Inventory                                                                  4,672          4,403
  Other assets                                                                (381)          (512)
  Accounts payable                                                           5,866         (6,673)
  Other accrued liabilities                                                  3,044         (5,106)
  Accrued payroll and related expenses                                       4,146            128
  Warranty reserve                                                          (3,856)        (8,797)
  Deferred revenue                                                                         (1,354)
                                                                          --------       --------
Net cash used by operating activities                                      (11,925)       (18,831)

Investing activities
  Purchases of spares                                                                      (1,439)
  Cash used for acquisition                                                (27,775)
  Purchases of property and equipment                                       (1,549)        (3,847)
                                                                          --------       --------
Net cash used by investing activities                                      (29,324)        (5,286)

Financing activities
  Restricted cash                                                              181            199
  Related party (receivable)/payments                                          (10)           133
  Proceeds from term loan                                                    5,000          7,500
  Sale of common stock                                                      25,300          4,089
  Proceeds from sale of preferred stock                                                    25,000
  Proceeds from exercise of warrants                                         8,868
  Principal payments on notes                                                 (141)        (1,031)
  Capital leases, net                                                         (276)          (271)
                                                                          --------       --------
Net cash provided by financing activities                                   38,922         35,619
                                                                          --------       --------

Effect of foreign exchange rate changes on
  cash and cash equivalents                                                                  (816)

Net increase (decrease) in cash and cash equivalents                        (2,327)        10,686

Cash and cash equivalents
  Beginning of period                                                       10,069          4,626
                                                                          --------       --------
  End of period                                                           $  7,742       $ 15,312
                                                                          ========       ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $     87       $    560

Non-cash investing and financing activities
  Inventory reclassed to fixed assets                                        1,032
  Inventory reclassed to service spares                                                     4,919
  Fixed asset additions through capital leases                                 164
  Fixed asset additions through notes payable                                                 585
  Warranty reserve reclassed to service spares                                              1,901
  Note payable converted to common stock                                     2,000          8,300
  Accounts payable converted to notes                                          594


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

CRAY RESEARCH ACQUISITION

        On April 1, 2000, the Company acquired certain assets of the Cray Research business unit operations from Silicon Graphics, Inc., and changed its name from Tera Computer Company to Cray Inc. With this acquisition, the Company changed from a development stage company with 125 employees (almost all located in Seattle, Washington), limited revenue and one product under development, to a company with nearly 900 employees located in over 20 countries, ongoing sales of supercomputer systems with several products under development, major manufacturing operations, an established service organization and substantial inventory. For these reasons, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results.

NEC TRANSACTION

        On May 10, 2001, the Company closed a transaction with NEC Corporation
(NEC) pursuant to which the Company became the exclusive distributor of NEC for its current and future vector supercomputers in North America and a non-exclusive distributor in the rest of the world. As part of this transaction, NEC purchased $25 million of the Company's Series A Convertible Preferred Stock. Further information concerning the transaction is set forth in the Company's current report on Form 8-K filed on May 14, 2001, and concerning the issuance of the Series A Convertible Preferred Stock is set forth under Item 2 in Part II of this report.

INVENTORY

        Inventory consisted of the following (in thousands):

                                 December 31,     June 30,
                                    2000           2001
                                  --------       --------
Components and subassemblies      $ 14,884       $ 12,980
Work in process                     10,148         11,035
Finished goods                         936            660
LCM adjustment                      (2,331)        (2,423)
                                  --------       --------
                                  $ 23,637       $ 22,252
                                  ========       ========

COMPREHENSIVE INCOME

        The components of comprehensive income (loss) are as follows (in thousands):

                                     Three months                 Six months
                                     ended June 30,              ended June 30,
                                   2000         2001         2000           2001
                                  ------      -------       -------       -------
Net income (loss)                 $2,661      $(9,886)      $(5,344)      $(7,097)

Foreign currency translation
      adjustment                                   17                        (816)
                                  ------      -------       -------       -------

Comprehensive income (loss)       $2,661      $(9,869)      $(5,344)      $(7,913)
                                  ======      =======       =======       =======

SEGMENT INFORMATION

        Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $10.8 million and $36.9 million for the three and six months ended June 30, 2001.

        The Company's significant operations outside the United States include sales and service offices in Europe, the Middle East and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm's length transactions.

        Geographic revenue and long-lived assets related to operations were as follows (in thousands):

                                     United                                  Asia
Three months ended June 30, 2001:    States         EMEA        Japan       Pacific       Total
                                     -------      -------      -------      -------      -------
       Product revenue               $ 6,784      $ 1,828      $    --      $    --      $ 8,612
                                     =======      =======      =======      =======      =======

       Service revenue               $13,285      $ 5,739      $ 1,271      $   516      $20,811
                                     =======      =======      =======      =======      =======

Six months ended June 30, 2001:

       Product revenue               $32,757      $ 3,452      $    --      $    --      $36,209
                                     =======      =======      =======      =======      =======

       Service revenue               $27,375      $10,611      $ 2,755      $ 1,220      $41,961
                                     =======      =======      =======      =======      =======

As of June 30, 2001:

       Long lived assets             $62,656      $ 2,936      $ 2,884      $ 1,223      $69,699
                                     =======      =======      =======      =======      =======


EARNINGS PER SHARE

        Basic earnings per share are calculated by dividing net income or net loss by the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method, if dilutive.

RECLASSIFICATIONS

        Certain prior-year amounts have been reclassified to conform with the current-year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of June 30, 2001, the Company had goodwill and intangible assets, net of accumulated amortization, of approximately $26.1 million, which would be subject to the transitional provisions of SFAS No. 142. Amortization expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Factors That Could Affect Future Results" beginning on page 15. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

        We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market two computer systems, the Cray SV1ex(TM) and Cray T3E(TM), and provide maintenance services to the world wide installed base of these and earlier models of Cray computers. We are developing enhancements to the Cray SV1ex, and we are developing three new computer systems, the Cray MTA-2(TM), based on our multithreaded architecture system, the SuperCluster(R), a highly parallel system using leading commercial off-the-shelf components, and the Cray SV2(TM), which will combine elements of the Cray SV1(TM) and T3E computers.

        We have experienced net losses in each year of our operations. We incurred net losses of approximately $25.4 million in 2000, $34.5 million in 1999 and $19.8 million in 1998. For the six months ended June 30, 2001 we had a net loss of $7.1 million, with net income in the 2001 first quarter of $2.8 million offset by a net loss in the 2001 second quarter of $9.9 million.

        We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

        Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below, beginning on page 15.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

        With our acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI") on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to April 1, 2000, are not indicative of results for any future period.

        --------

        Cray and SuperCluster are federally registered trademarks of Cray Inc., and Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, and Cray MTA-2 are trademarks of Cray Inc.

        PRODUCT REVENUE. For the second quarter of fiscal 2001, product revenue decreased from $26.7 million to $8.6 million over the second quarter of fiscal 2000, primarily due to a $17.6 million sale of a T3E system in June 2000 and the absence of a correspondingly large sale in the 2001 second quarter. We expect our product revenue to vary quarterly. See "Factors That Could Affect Our Future Results -- Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile."

        For the first six months of fiscal 2001, product revenue increased from $26.7 million to $36.2 million over the corresponding period of fiscal 2000, primarily due to the acquisition of the Cray Research business unit on April 1, 2000.

        Product revenue represented 29% and 46% of total revenue for the three months and six months ended June 30, 2001, respectively.

        SERVICE REVENUE. Service revenue was $20.8 million and $42.0 million for the three and six months ended June 30, 2001, compared to $24.3 million for each of the respective periods in 2000. Services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer's election. The overall increase in service revenue for the six months ended June 30, 2001, over 2000 is due to the acquisition of the Cray Research operations, including the related service business. We expect service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service.

        OPERATING EXPENSES. Our cost of product revenue was 51% and 52% of product revenue for the three months and six months ended June 30, 2001, compared to 57% and 65% for the corresponding 2000 periods. This decrease reflects more favorable pricing obtained for the 2001 sales. Our cost of product revenue is expected to increase as a percentage of product revenue in the rest of 2001 as we enter into end-of-production transactions for our T3E systems.

        Cost of service revenue was $10.6 million and $18.7 million for the three and six months ended June 30, 2001, after utilization of $3.5 million and $8.8 million of warranty reserves for the three and six months ended June 30, 2001, compared to cost of service revenue of $12.3 million for each of the respective 2000 periods. We expect our cost of service revenue, after application of warranty reserves, to range from 50% to 55% of service revenue for the rest of the year, due to anticipated reduced application of the warranty reserves.

        Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems and the development of the SuperCluster, MTA-2(TM) and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $14.1 million and $27.2 million for the three and six months ended June 30, 2001, compared to $13.9 million and $18.3 million for each of the respective 2000 periods, or 48% and 35% of total revenue for the three months and six months ended June 30, 2001, respectively. Governmental developmental funding was $3.2 million and $6.5 million for the three and six months ended June 30, 2001, compared to $3.2 million for each of the respective 2000 periods. Increases in research and development expenses primarily will depend on increases in engineering personnel, principally software engineers. Over time, with receipt of increased revenue from products currently under development, we expect research and development expenses to decrease as a percentage of overall revenue.

        Marketing and sales expenses were $4.9 million and $9.6 million for the three and six months ended June 30, 2001, compared to $2.8 million and $3.6 million for the respective 2000 periods. The increase over the 2000 periods was primarily due to increased staffing and infrastructure following the April 1, 2000, acquisition of the Cray Research business unit. We expect quarterly marketing and sales expenses to remain relatively constant for the remaining 2001 quarters.

        General and administrative expenses were $2.2 million and $4.4 million for the three and six months ended June 30, 2001, compared to $1.9 million and $3.0 million for the respective 2000 periods. The increase over the 2000 periods was primarily due to increased staffing and infrastructure following the April 1, 2000, acquisition of the Cray Research business unit. We expect quarterly general and administrative expenses to remain relatively constant for the remaining 2001 quarters.

        We incurred amortization expense of $1.8 million and $3.5 million for the three and six months ended June 30, 2001, compared to $1.7 million for each of the respective 2000 periods. Amortization expense relates to the goodwill and intangible assets from the acquisition of the Cray Research business unit on April 1, 2000.

        OTHER INCOME (EXPENSE). Other expense was $936,000 and $1.4 million for the three and six months ended June 30, 2001, compared to other expense of $44,000 and other income of $27,000 for the respective 2000 periods. The increase in other expense consisted primarily of realized losses from the effects of foreign currency exchange rates.

        INTEREST INCOME (EXPENSE). Interest income was $61,000 and $68,000 for the three and six months ended June 30, 2001, compared to $281,000 and $601,000 for the respective 2000 periods. The decrease in both periods was due to lower average cash balances in 2001. Interest expense was $199,000 and $1.3 million for the three and six months ended June 30, 2001, compared to $785,000 and $845,000 for the respective 2000 period. The increase in 2001 was largely due to a non-cash charge of $747,000 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options issued in conjunction with certain investor promissory notes.

        TAXES. We made a provision of $197,000 and $482,000 for income taxes in foreign countries for the three and six months ended June 30, 2001, respectively.

        NET LOSS. We had a net loss of $9.9 million for the second quarter of 2001 compared to net income of $2.7 million for the 2000 second quarter, primarily due to the significant decrease in product revenue in the 2001 second quarter. Our net loss of $7.1 million for the six months ended June 30, 2001, was greater than our net loss of $5.3 million for the corresponding 2000 period largely due to the absence of revenue and an $8.0 million loss in the first quarter of 2000 before the acquisition of the Cray Research business unit. To become profitable we need to increase our product revenue from the enhancements to our current products and our products under development in order to support our current high level of research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and accounts receivable totaled $46.3 million at June 30, 2001, compared to $30.5 million at December 31, 2000. Over that period, cash increased from $4.6 million to $15.3 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $761,000 to $562,000.

        Net cash used by operating activities was $18.8 million for the six months ended June 30, 2001, compared to $11.9 million used in the six months ended June 30, 2000. For the six months ended June 30, 2001, net operating cash was used primarily by the year to date net loss, increases in accounts receivable, decreases in accrued liabilities and application of the warranty reserve, offset in part by depreciation, amortization and reductions in inventory.

        Net cash used by investing activities was $5.3 million for the six months ended June 30, 2001, compared to $29.3 million for the six months ended June 30, 2000. Net cash used by investing activities for the 2001 period consisted primarily of $3.8 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures for both periods, and $1.4 million for service spares.

        Net cash provided by financing activities was $35.6 million for the six months ended June 30, 2001, compared to $38.9 million for the six months ended June 30, 2000. In the six months ended June 30, 2001, we raised $3.5 million through the sale of common stock to two institutional investors, and raised
$25 million through the sale of preferred stock to NEC. We also secured a $15 million credit facility in March 2001, of which $7.1 million was outstanding as of June 30, 2001.

        Over the next twelve months our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales, service revenue and government funding of research and development expenses over the next twelve months will generate overall positive cash flow.

        At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities. In addition, delays in the development of the SV1ex, MTA-2 and SuperCluster systems, all planned to be completed in the next six to nine months, and the SV2 system may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to general economic conditions and/or delays in product development. In addition we may raise additional capital to enhance our cash position and working capital position. Additional capital may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of June 30, 2001, the Company had goodwill and intangible assets, net of accumulated amortization, of approximately $26.1 million, which would be subject to the transitional provisions of SFAS No. 142. Amortization expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2001.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD LIMIT OUR REVENUE AND OUR ABILITY TO BE PROFITABLE. We will depend on sales of our current products, the Cray SV1ex and T3E systems, for significant product revenue in 2001. To obtain these sales, we need to complete the development of the SV1ex system and to assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in 2002 and following years depends upon completing the development of the SV1ex, SuperCluster, the MTA-2 and the SV2 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems would make it difficult for us to develop and market these systems. In addition, Compaq Computer has announced that it will transition from its Alpha processor to the Intel processor family; we are evaluating the impact of that transaction on the development schedule of our SuperCluster system. If we were to change from Alpha to another off-the-shelf processor, completion of the SuperCluster system would likely be delayed until 2002. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. If our vendors are unable to manufacture our components to our design specifications, the completion of our products will be delayed. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We also may find flaws in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could make it more difficult for these systems to be successful as commercial products.

GENERAL ECONOMIC AND MARKET CONDITIONS COULD DECREASE OUR REVENUE, INCREASE OUR NEED FOR CASH AND DELAY PROFITABILITY. While most of our business is related to the government sector, which is relatively immune to short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures likely would affect sales to our industrial customers. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and delay profitability.

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD INCREASE OUR CAPITAL REQUIREMENTS AND DECREASE OUR ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT. Some U.S. government agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high-performance computer systems. The failure of U.S. government agencies to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, would increase our need for capital and reduce our research and development expenditures.

IF GOVERNMENT AGENCIES PURCHASE FEWER SUPERCOMPUTERS, OUR REVENUE WOULD BE REDUCED. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. Historically, sales to the U.S. government have been a significant market for our supercomputers. In the six months ended June 30, 2001, approximately 47% of our revenue was derived from sales to various agencies and departments of the U.S. government. Sales to the U.S. and other government agencies may be affected by factors out of our control, such as changes in procurement policies and budget considerations. If these agencies were to stop or reduce their use and purchases of supercomputers, our revenue would be reduced.

PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE REDUCE OUR ABILITY TO MARKET OUR SYSTEMS. Our high-performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Unless and until these criteria are changed, we are foreclosed from bidding on or proposing our systems for such proposals, which will limit our revenue potential.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The SuperCluster system will be built entirely from commercial off-the-shelf components on a sole-source basis. We also use a contract manufacturer to assemble our SV1 and T3E components, and plan to do so for our MTA-2 and SV-2 systems also. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

        - if a reduction or interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

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

We are evaluating the impact on our SuperCluster development of Compaq Computer's planned transition from its Alpha processor to the Intel processor family. We have experienced delays in obtaining circuit boards, integrated circuits and flex circuits on a timely basis from its suppliers, which have resulted in delays in the development of our products.

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. At any particular time, our capital position is impacted by the timing of particular product sales, the receipt of prepaid maintenance, and receipt of governmental funding of research and development activities. Delays in the completion of the SV1ex system and the development of the MTA-2 and SuperCluster systems, all planned to be completed in the next six to nine months, or delays in the SV2 development program may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to general economic conditions and/or delays in product development. In addition we may raise additional capital to enhance our cash position and working capital position. Additional capital may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. While we have obtained a $15 million secured credit facility based on domestic accounts receivables and maintenance revenue, we are seeking additional credit facilities of up to approximately $4 million, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items and would reduce or eliminate our cash reserves and increase our need for capital.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WILL REDUCE OUR REVENUE AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. Over the past year, we have been performing maintenance services under existing Silicon Graphics maintenance contracts as a sub-contractor to Silicon Graphics; we have been successful in having most of these contracts assigned to us. As these contracts expire, however, we need to sell new maintenance service contracts to these customers. Revenue from service contracts has declined from approximately $125 million in 1999 to approximately $95 million in 2000 and is expected to further decline until our new products are designed and sold. If customers do not renew their maintenance service contracts with us, our revenue and earnings will be reduced.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD MAKE IT MORE DIFFICULT FOR US TO SELL OUR SYSTEMS TO COMMERCIAL CUSTOMERS. To make sales in the automotive, aerospace, chemistry and other engineering and commercial markets, we must be able to attract independent software vendors to port their software application programs so that they will run on our systems. The relatively low volume of supercomputer sales makes it difficult for us to attract these vendors. We also modify and rewrite third-party software applications to run on our systems and so facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce independent software vendors to rewrite their applications, or that we will successfully rewrite third-party applications, for use on our systems.

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR EARNINGS. Some of the components in the T90 vector computers sold by Silicon Graphics before our acquisition of the Cray Research business unit have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $21.0 million as of June 30, 2001, to provide for anticipated future losses on the T90 maintenance service contracts.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the Cray Research business unit and have had two profitable quarters since that acquisition, whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

        - our ability to market and sell our existing products, and complete the development of the SV1ex, SuperCluster, MTA-2, and SV2 systems;

        -       the level of revenue in any given period;

        -       the cost of servicing the T90 installed base;

        -       the terms and conditions of sale or lease for our products; and

        - our expense levels, particularly for research and development, manufacturing and service.

IF WE CANNOT ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT EFFECTIVELY OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining such personnel. In particular, we have an ongoing project to add software developers to assist our development efforts. We have no employment contracts with any of our employees.

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of sales could cause the market price of our common stock to decline. As of June 30, 2001, we had outstanding:

        -       41,469,772 shares of common stock;

        -       warrants to purchase 14,901,096 shares of common stock;

        - stock options to purchase an aggregate of 9,583,112 shares of common stock, of which 3,969,108 options were then exercisable.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the options are available for sale in the public market, subject in some cases to volume and other limitations.

        Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants and options, could depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices.

        The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. government regulates the export of high-performance computer systems such as our products. Occasionally we have experienced delays in receiving appropriate approvals necessary for sales, which has delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to:

        -       changes in analysts' estimates;

        -       our future capital raising activities;

        - announcements of technological innovations by us or our competitors; and general conditions in our industry.

        The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like ourselves.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS WILL NOT BE COMPETITIVE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to complete development of the SV1ex, SuperCluster, MTA-2 and SV2 systems and to develop successor systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. If we incur delays in developing our products or if such products do not gain broad market acceptance or become obsolete, our ability to develop and market our products will be reduced.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET, OUR REVENUE WILL DECLINE. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Periodic announcements by our competitors of new high-performance computer systems and price adjustments may reduce customer demand for our products.

        Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard, Silicon Graphics, NEC Corporation, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

        We also compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies.

        Although we are not a party to any present litigation disputing proprietary rights, third parties may assert intellectual property claims against us in the future. Such claims, if proved, could require us to pay substantial damages or redesign our existing products. Even meritless claims would require management attention and would cause us to incur significant expense to defend.

        The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

OUR ABILITY TO BUILD SOME PRODUCTS IS LIMITED BY OUR AGREEMENT WITH SILICON GRAPHICS, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SILICON GRAPHICS AND OTHER COMPANIES. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from Silicon Graphics contains restrictions on our ability to develop some products, including specified successors to the T3E system, and restrictions on the use of other technology, such as SGI's IRIX operating system in the SV2.

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is quoted on the Nasdaq National Market. To keep our listing on this market, Cray must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market or for quotation on the American Stock Exchange or a regional stock exchange. However, listing or quotation on these markets or exchanges could reduce the liquidity for our common stock. If our common stock were not listed or quoted on another market or exchange, trading of our common stock would be conducted in our over-the-counter market on an electronic bulletin board established for unlisted securities or in what are commonly referred to as the pink sheets. If our common stock was trading in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing or quotation on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing or quotation on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. If the market price of our common stock falls to below $5.00 per share, we may become subject to penny stock rules even if our common stock is still quoted on the Nasdaq National Market. While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The terms of our purchase of the Cray Research business unit contain provisions restricting our ability to transfer the assets of Cray Research. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003 or if Silicon Graphics were sold.

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our articles of incorporation and bylaws provide for:

        - a staggered board of directors, so that only three of nine directors are elected each year;

        - removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

        - the issuance of preferred stock, without shareholder approval, with rights senior to those of the common stock;

        -       no cumulative voting of shares;

        - calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

        - amendments to our restated articles of incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995 or were nominated to be a director by the continuing directors;

        - special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

        - special procedures must be followed to bring matters before our shareholders at our annual shareholders' meeting; and

        - special procedures must be followed in order for nominating members for election to our board of directors.

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have never paid any dividends on our common stock and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the quarter ended June 30, 2001, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We plan on using forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On May 10, 2001, we sold 3,125,000 shares of our Series A Convertible Preferred Stock ("Series A Stock") to NEC for $8.00 per share, or a total price of $25 million in cash prior to fees and expenses of approximately $65,000. The Series A Stock is initially convertible into 3,125,000 shares of common stock, subject to standard anti-dilution adjustments, and provided that the Series A Stock may be converted only (i) in the event of a sale by us of substantially all of our assets or an acquisition of us in which holders of voting stock prior to the acquisition own less than 50% of the voting power of the surviving entity after the acquisition, or (ii) if the Series A Stock is sold by NEC. NEC has agreed not to sell the Series A Stock until two years after the closing date, unless the distribution agreement, dated February 28, 2001, between NEC and us is sooner terminated. Any shares of Series A Stock that are sold by NEC or its affiliates automatically convert into common stock. The sale of the Series A Stock to NEC was exempt from the registration provisions of the Securities Act of 1933 pursuant to Sections 4(2) and 4(6) thereof and and the rules and regulations thereunder, because of the nature of the investor and the manner in which the offering was conducted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        None


        (b) Reports on Form 8-K

                A report on Form 8-K for an event of April 3, 2001, was filed on April 14, 2001, reporting our promissory notes with two institutional investors under Item 5, "Other Events."

                A report on Form 8-K for an event of May 10, 2001, was filed on May 14, 2001, reporting an agreement with NEC corporation under Item 5, "Other Events."


ITEMS 1, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRAY INC.

August 14, 2001                        By:  /s/  JAMES E. ROTTSOLK
                                            James E. Rottsolk
                                            Chief Executive Officer

                                            /s/  KENNETH W. JOHNSON
                                            Kenneth W. Johnson
                                            Chief Financial Officer

                                            /s/  DOUGLAS C. RALPHS
                                            Douglas C. Ralphs
                                            Chief Accounting Officer