Form 10-K/A
period 2000-12-31
CRAY INC
filed 2001-09-17
CIK 949158

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1

                                  FORM 10-K/A
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

      411 FIRST AVENUE SOUTH, SUITE 600
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   CRAY INC.

                                  FORM 10-K/A
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   16
Item 3.    Legal Proceedings...........................................   16
Item 4.    Submission of Matters to a Vote of Security Holders.........   16
Item E.O.  Executive Officers of the Company...........................   17

                                   PART II
Item 5.    Market for the Company's Common Equity and Related
           Stockholder Matters.........................................   19
Item 6.    Selected Financial Data.....................................   20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................   20
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   24
Item 8.    Financial Statements and Supplementary Data.................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and
           Financial Disclosure........................................   26

                                  PART III
Item 10.   Directors and Executive Officers of the Company.............   27
Item 11.   Executive Compensation......................................   27
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   27
Item 13.   Certain Relationships and Related Transactions..............   27

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   27

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

---------------
Cray, Cray-1, SuperCluster, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray C90, Cray J90,
Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, Cray MTA-2 and Cray MTX are trademarks of Cray Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

CRAY ACQUISITION

     As briefly described earlier under "General," we acquired the operating assets of the Cray Research business unit from SGI on April 1, 2001, and became the leading company in the world dedicated solely to the development and sale of supercomputers. Prior to the acquisition, we had been developing for ten years one supercomputer product based on multithreaded architecture. We had sales to one customer, limited revenue, and approximately 125 employees. Through the acquisition we acquired outstanding talent, complementary product lines, leading technology, a world-wide service organization and customer relationships with most supercomputer users in the United States and overseas.

     In particular, we acquired the Cray SVI and T3E current product lines and the SV2 and other products under development, a service organization supporting Cray supercomputers installed in about 200 sites in the United States and overseas, integrated design and manufacturing capabilities, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a Technology Agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property. We paid SGI $15 million in cash upon closing, $35.3 million pursuant to a non-interest bearing note that we paid in full by December 2000 and 1,000,000 shares of our common stock. We assumed real property leases for other Cray offices and holiday and other benefit obligations for the personnel who transferred from SGI to us.

     In acquiring the service of the installed base of Cray supercomputers, we assumed responsibility for the cost of servicing the Cray T90 vector computers. Because certain components in the T90 systems sold by SGI have unusually high failure rates, the cost of servicing these computers exceeds the related service revenue. We are continuing to take action that commenced prior to our acquisition of the Cray Research operations to address this problem, which will not be resolved until all T90 systems are removed from service. We recorded a warranty reserve of $46.3 million to provide for anticipated future losses on the T90 service contracts. We apply a portion of this reserve to offset service costs quarterly based on our T90 service activities during that quarter.

     As part of the acquisition we agreed with SGI that we would not utilize specified technology to develop successor products to the T3E product line. In addition, we agreed that for a period of the earlier of three years or until SGI was sold, we would not sell or otherwise transfer any or all of the Cray products, rights under the intellectual property transferred to us under the Technology Agreement, or the service and maintenance relationships with the installed base to Hewlett-Packard Company, Sun Microsystems, Inc., International Business Machines Corporation, Compaq Computer Corporation, NEC Corporation or Gores Technology Group. We also agreed that for the same period, or until such time that our revenue for a period of four fiscal quarters from the sale of the Cray products was less than 50% of our total revenue, we would not transfer these assets to any other party without providing SGI a right of first refusal.

PRODUCT OFFERINGS AND THE HIGH PERFORMANCE COMPUTER MARKET

     Since the pioneering Cray-1(R) system arrived in 1976, supercomputers -- defined simply as the most powerful class of computers at any time -- have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers years before becoming tractable on less-capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation. For engineering applications, high performance computers boost productivity and decrease the time to market for companies and products in a broad range of industries. The U.S. Government has recognized that the continued development of high performance

---------------
Cray, Cray-1, SuperCluster, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray C90, Cray J90,
Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, Cray MTA-2 and Cray MTX are trademarks of Cray Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

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

     Applications promising future competitive and scientific advantage create a demand for more supercomputer power -- 10 to 1,000 times greater than anything available today, according to users. Automotive companies are targeting increased passenger cabin comfort, improved safety and handling. Aerospace firms envision more-efficient planes and space vehicles. The petroleum industry wants to "see" subsurface phenomena in greater detail. Urban planners hope to ease traffic congestion. Integrated digital imaging and virtual surgery -- including simulated sense of touch -- are high on the wish list in medicine. The sequencing of the human genome promises to open an era of burgeoning research and commercial enterprise in the life sciences.

     Our customized supercomputer products provide high bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, we offer the largest variety of products in order to address the broadest range of customer requirements and market segments.

     Vector Supercomputer Systems. For certain important classes of scientific and industrial applications, vector supercomputer systems remain unequaled. Starting in 1976, Cray Research pioneered the use of vector systems in a variety of market sectors. Vector systems typically use a moderate number (one to 64) of custom processors, each of which is two to 100 times faster in practice than the fastest commercially available microprocessors at any time. Earlier, vector systems effectively were the only type of system available and therefore dominated the supercomputer market. In the past decade, supercomputers employing alternative designs ("architectures"), including the Cray T3E(TM) highly parallel system and others, have emerged to capture substantial marketshare. Today, increasingly powerful vector systems remain an important market factor and are typically reserved for the most demanding class of applications and workloads. Our vector systems include unique features, traditionally employed by classified government customers, that in preliminary tests have demonstrated substantial performance advantages over microprocessor-based systems for mainstream problem solving in the emerging bioninformatics market. The same unique, hard-to-replicate features will be included in our forthcoming Cray MTA-2(TM) systems.

     The Cray SV1ex(TM) system, scheduled for availability in mid-2001, provides substantial enhancements to the predecessor Cray SV1(TM) product. These enhancements elevate this product line from a successful upgrade path for midrange and prior-generation high-end Cray vector supercomputers, to a product that for important, non-bandwidth-intensive applications is expected to perform as well as current high-end systems. The system's clock rate, at 500 megahertz, is the fastest of any currently available supercomputer, vector or non-vector; and the Cray SV1ex system's cache-based memory, unique among vector supercomputers, significantly improves performance for problems that make good use of cache memory. The targeted selling focus for the SV1ex systems is 8 to 64 gigaflops (billions of calculations per second), with typical selling prices ranging from $1 million to $2 million. We expect to sell some Cray SV1ex systems larger than 64 gigaflops.

     In February 2001, we signed an agreement with NEC Corporation to distribute and service NEC SX-5(TM) vector supercomputers and their successors. This agreement provides us with exclusive distribution and servicing rights in the United States, Canada and Mexico, and non-exclusive rights in the rest of the world. The SX-5 computers are the world's current best-selling high-end, high-bandwidth vector supercomputers, with a strong installed base in industry, government and academia. Current duties under a U.S. anti-dumping ruling effectively prohibit the importation of these computers into the U.S. We have requested that the U.S. Government remove these duties. Assuming that these duties are removed as expected, we plan on marketing NEC SX-5 series computers to customers with a need for high-end, high-bandwidth vector supercomputers, particularly in the United States. The targeted selling focus for the SX-5 supercomputers will be from 10 to 160 gigaflops, with expected selling prices ranging from $1.5 million to $15 million.

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

     The Cray T3E system, introduced in 1996 and able to employ up to 2,048 processors, is widely recognized as the first technically and commercially successful highly parallel system. The Cray T3E holds the world record for actual ("sustained") performance on a real application and was named "Supercomputer Product of the Year" for the year 2000 by the readers of Scientific Computing & Instrumentation magazine. We expect continued strong demand for T3E systems in 2001, driven by the product's proven superiority among highly parallel systems in handling large, complex applications and workloads. In May 2000, we sold an 816-processor T3E system upgrade to the U.S. Army High Performance Computing Research Center for $18.5 million. In August 2000, we sold the first enhanced Cray T3E-1350 system, totaling 136 processors, to Phillips Petroleum Company. We recently sold and installed a T3E system with teraflop capacity to the U.S. Department of Defense for approximately $21 million.

     In January 2001, we announced plans to introduce the Cray SuperCluster(R) series, a product line designed to extend the leadership of the Cray T3E system while exploiting commercially available third-party technologies to a greater degree. With the SuperCluster system, we plan to address market demand for COTS (commercial-off-the-shelf) clusters with higher capabilities than those available today, especially by leveraging the approximately $45 million software investment that has made the Cray T3E system the most scalable, usable system in its category. In addition to our own significant software contribution, we plan to use leading COTS components, including Alpha processor technology from API NetWorks, Inc., advanced Linux system software and the highly scalable Myrinet cluster-interconnect network from Myricom, Inc. Over the next two years, we plan to add advanced data center management capabilities to the SuperCluster operating system, leveraging the Cray T3E software investment. Target markets for the SuperCluster systems include government, scientific research and select industries, such as petroleum and the life sciences. Unlike our vector and multithreaded architecture products, the SuperCluster is aimed at scalar applications and workloads, and at the growing number of customers and new prospects considering microprocessor-based COTS clusters. The SuperCluster is targeted for first customer ship in the second half of 2001.

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

     Multithreading Systems. Tera Computer Company was originally formed to pursue a significant breakthrough in high-performance computing by developing a scalable, uniform shared memory, latency tolerant system that utilizes a multithreaded architecture and a high bandwidth interconnection system. In the past year we have been heavily engaged in reimplementing the MTA(TM) system from gallium arsenide technology to more-mainstream CMOS (complementary metal-oxide silicon) technology. In January 2001 we announced a $5.4 million contract from Logicon, a Northrup Grumman company, to deliver a 28-processor, all-CMOS MTA-2 system to the Naval Research Laboratory in the fourth quarter of 2001, with substantial upgrade options over a four-year period. The Naval Research Laboratory plans to make this system available for investigative purposes to its own researchers and to the Department of Defense national research community. With the MTA-2 system, we are targeting customers in the defense community, in scientific research -- including burgeoning new life sciences field such as bioinformatics, and in advanced imaging. The MTA-2 is aimed at new applications not well served by vector or highly parallel systems, such as dynamically adaptive meshes, data sorting and problems benefiting from advanced scalability, large uniform shared memory and easier parallel programming. The MTA-2 has shown a significant performance advantage, for example, on so-called Monte Carlo codes used in a wide range of sectors, from nuclear physics to medicine to finance.

SOFTWARE

     We offer UNIX-based operating systems, compiler software and diagnostic tools. We currently support multiple operating systems, including UNICOS/mk(R) in the T3E, UNICOS(R) in the SV1 and earlier vector processing systems and a UNIX-based system called Cray MTX(TM) for the Cray MTA system. The SuperCluster operating system will be based on open-source version of LINUX with extensions to support high performance computing in a production environment, while the SV2 operating system will be UNIX-based with common UNICOS extensions. The NEC SX-5 systems and its successors use NEC's SUPER-UX(TM) operating system, which is also based on UNIX.

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

MAINTENANCE AND SUPPORT

     Our extensive worldwide maintenance and support systems provide us with a competitive advantage. Our employees providing these services include field service engineers, product and applications specialists and product support engineers. They are usually based at customer sites. We currently have approximately 110 support personnel in the field in the U.S., another 100 support personnel in other countries and 80 employees providing central support services based in Chippewa Falls, Wisconsin, including extensive data center operations.

     Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support monthly, others pay on a quarterly or annual basis. In the nine months of our combined operations in 2000, our support revenues exceeded $71 million. At year-end we had deferred support revenue in excess of $15 million representing prepaid support.

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

RESEARCH AND DEVELOPMENT

     We are committed to leadership in the high performance computer market. Our leadership depends on successful development and introduction of new products and enhancements to existing products. Prior to April 2000, our primary research and development activity was the design of the hardware components and software required for our MTA system. Since April 2000, we have continued development of the MTA system, the development of the enhancements to the Cray T3E system and Cray SV1 series leading to the SV1ex, and the development of the SV2 system. We expect that the SuperCluster system will involve software development with minimal hardware engineering, and we do not anticipate any development expenditures on the NEC SX-5 and successor SX systems

     Our research and development expenses, net of governmental funding, were $13.7 million in 1998, $15.2 million in 1999 and $48.4 million in 2000 (of which $43.9 million was spent in the nine months of combined operations). These amounts represent 687%, 720% and 41% (including 37% in the nine months of combined operations), respectively, of total revenue. We received government funding of $253,000 in 1998, $72,000 in 1999 and $9.3 million in 2000 (all of which was in the nine months of combined operations). While we will be required to continue to devote a substantial portion of our resources to research and development activities, our goal is to have research and development expenses represent approximately 15 -- 18% of revenue. We expect to achieve this goal primarily by increasing revenue while holding research and development expenditures to modest increases.

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

     Our systems incorporate components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits and processors, interconnect systems and memory products. We obtain integrated circuits for our vector systems from IBM and for the MTA-2 system from Taiwan Semiconductor Manufacturing Corporation; IBM also provides packaging for our vector systems while Kyocera America, Inc., provides packaging for our MTA-2 system; we obtain processors for our T3E system from Compaq Computer and for our SuperCluster system from API Networks, Inc.; we obtain custom interconnect components for our T3E and MTA-2 systems from InterCon Systems, Inc., and interconnect switches for our SuperCluster system from Myricom, Inc. We obtain custom memory products for our vector, MTA-2 and T3E systems from Samsung Semiconductor, Inc. We use Celestica, Inc., to assemble our vector and T3E systems and for repair of components for these systems. Our purchases from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in these cases because of specific technologies, economic advantages and other factors. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors.

COMPETITION

     The high performance computer market is intensely competitive. The barriers to entry are high, as is the cost of remaining competitive. Our competitors can be divided into two general categories: established companies that are well-known in the high performance computer market and new entrants capitalizing on developments in architecture or techniques to increase computer performance through linking together clusters or networks of microprocessor based systems -- servers, workstations or personal computers.

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

     LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD INCREASE OUR CAPITAL REQUIREMENTS AND DECREASE OUR ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. A few of these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high-performance computer systems. The failure of U.S. and foreign government agencies to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, would cause us to increase our need for capital and reduce our research and development expenditures.

     IF THE U.S. GOVERNMENT PURCHASES FEWER SUPERCONDUCTORS, OUR REVENUE WOULD BE REDUCED. Historically, sales to the U.S. government have been a significant market for supercomputers. In the fiscal year ended December 31, 2000, approximately 54% of our revenue was derived from sales to various agencies and departments of the U.S. government. Sales to the U.S. government may be affected by factors out of our control, such as changes in procurement policies and budget considerations. If the U.S. government were to stop or reduce its use and purchases of supercomputers, our revenues would be reduced.

     PROPOSALS AND PURCHASES BASED ON THEORETICAL PEAK PERFORMANCE REDUCE OUR ABILITY TO MARKET OUR SYSTEMS. Our high-performance systems are designed to provide high actual sustained performance on difficult computational problems. Many of our competitors offer systems with higher theoretical peak performance numbers, although their actual sustained performance frequently is a small fraction of their theoretical peak performance. Nevertheless, many requests for proposals, primarily from governmental agencies in the U.S. and elsewhere, have criteria based on theoretical peak performance. Until these criteria are changed, we are foreclosed from bidding or proposing our systems on such proposals, which will limit our revenue potential.

     FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WILL REDUCE OUR REVENUES AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. We have been performing most of the services under the existing Silicon Graphics maintenance contracts as a sub-contractor to Silicon Graphics and are in the process of having these contracts assigned to us. As these contracts expire, we need to sell new maintenance service contracts to these customers. Revenue from service contracts has declined from approximately $125 million in 1999 to approximately $95 million in 2000 and is expected to further decline until new products are designed and sold. If customers do not renew their maintenance service contracts with us, our revenues and earnings will be reduced.

     OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. The SuperCluster system will be built entirely from commercial off-the-shelf components on a sole-source basis. We also use a contract manufacturer to assemble our SV1 and T3E components, and plan to do so for our MTA-2 and SV2 systems also.

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

     Cray has experienced delays in obtaining circuit boards, integrated circuits and flex circuits on a timely basis from its suppliers, which have resulted in delays in the development of our products.

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

     THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR
EARNINGS. Some of the components in the T90 vector computers sold by Silicon Graphics before our acquisition of the operations of Cray Research have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $31.5 million as of December 31, 2000, to provide for anticipated future losses on the T90 maintenance service contracts.

     OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the business operations of Cray Research, whether we will continue to achieve earnings will depend upon a number of factors, including:

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

     IF WE CANNOT ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, WE MAY BE UNABLE TO IMPLEMENT EFFECTIVELY OUR BUSINESS PLAN. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Competition for highly skilled management, technical, marketing and sales personnel is intense, and we may not be successful in attracting and retaining key personnel. In particular we have an ongoing project to add software developers to assist our development efforts. We have no employment contracts with any of our employees.

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

     ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of capital goods. We expect to have positive cash flow from our anticipated product sales and maintenance services over the next twelve months. We secured a $15 million credit facility in March 2001 and, upon completion of the NEC distribution agreement in May 2001, NEC invested $25 million in us. At any particular time, given the high average selling price of our products, our capital position is impacted by the timing of particular product sales, and the receipt of prepaid maintenance. Delays in the completion of the SV1ex system and the development of the MTA-2 and SuperCluster systems, all planned to be completed in 2001, or delays in the SV2 development program may require additional capital earlier than planned. We may raise additional equity or debt capital through our shelf registration statement covering $20 million of common stock, private placements or enhanced credit facilities to provide sufficient working capital and enhance our capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

     U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. government regulates the export of high-performance computer systems such as our products. Occasionally we have experienced delays in receiving appropriate approvals necessary for sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue.

     OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to:

     - changes in analysts' estimates;

     - our future capital raising activities;

     - announcements of technological innovations by us or our competitors; and

     - general conditions in our industry.

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

     IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET OUR REVENUES WILL DECLINE. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Periodic announcements by our competitors of new high-performance computer systems and price adjustments may reduce customer demand for our products.

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

     Although we are not a party to any present litigation disputing proprietary rights, third parties may assert intellectual property claims against us in the future. These claims, if proved, could require us to pay substantial damages or redesign our existing products. Even meritless claims would require management attention and would cause us to incur significant expense to defend.

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

     PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The terms of our purchase of the assets of Cray Research contain provisions restricting our ability to transfer the assets of Cray Research. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003 or if Silicon Graphics were sold. We must also give Silicon Graphics a right of first refusal for any sale of these assets to other purchasers for the period expiring on the earlier of March 31, 2003, the sale of Silicon Graphics or, if over a period of four fiscal quarters, the revenue from product sales of Cray products is less than 50% of our total revenue.

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

     - amendments to our restated articles of incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors who are defined as directors who have either served as a director since August 31, 1995 or were nominated to be a director by the continuing directors;

     - special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

     - special procedures must be followed to bring matters before our shareholders at our annual shareholders' meeting; and

     - special procedures must be followed for nominating members for election to our board of directors.

     WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have never paid any dividends on our common stock and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

ITEM 2. PROPERTIES

     The Company's principal properties are as follows:

                                                                                          APPROXIMATE
         LOCATION OF PROPERTY                           USES OF FACILITY                 SQUARE FOOTAGE
         --------------------                           ----------------                 --------------
Chippewa Falls, Wisconsin..............  Manufacturing, hardware development, service,      222,000
                                         and warehouse
Seattle, Washington....................  Executive offices, MTA hardware and software        85,000
                                         development
Mendota Heights, Minnesota.............  Software development, sales and marketing           40,000
                                         operations

     We lease the properties described above except that we own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin.

     We also lease a total of approximately 10,654 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 22,720 square feet of office space. We believe our facilities are adequate to meet our needs in 2001.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of 2000.

ITEM E.O. EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers as of March 19, 2001, were as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Burton J. Smith......................  60     Chief Scientist and Director
James E. Rottsolk....................  56     Chief Executive Officer, President and Chairman
Rene G. Copeland.....................  53     Vice President -- Sales and Marketing
Kenneth W. Johnson...................  58     Vice President -- Finance, Chief Financial Officer,
                                              and Secretary
David R. Kiefer......................  52     Vice President -- Hardware Development
Brian D. Koblenz.....................  40     Vice President -- Software Development
Gerald E. Loe........................  51     Vice President -- Worldwide Service
John D. Neale........................  59     Vice President -- Human Resources
Douglas C. Ralphs....................  42     Vice President -- Corporate Controller
Katherine L. Rowe....................  44     Vice President -- Manufacturing
Richard M. Russell...................  56     Vice President -- International

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

     Rene G. Copeland joined us as Vice President -- Sales and Marketing in February 2000. From 1998 to joining us, Mr. Copeland worked at IBM, where he served as the Manager of the Worldwide Manufacturing Segment for the RS6000 SP Supercomputer. Prior to joining IBM, Mr. Copeland held a variety of senior management, marketing and sales positions at Silicon Graphics, Inc., and Cray Research, Inc. Mr. Copeland graduated from the U.S. Military Academy at West Point with a B.S. Electrical Engineering, and received a M.B.A. from the University of Chicago.

     Kenneth W. Johnson joined us in September 1997 as Vice
President -- Finance, Chief Financial Officer and Secretary. Prior to joining us, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.

     David R Kiefer joined us as Vice President -- Hardware Engineering in April 2000. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.

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

     Gerald E. Loe joined us in 1992 as Vice President -- Hardware Engineering and Manufacturing. He was named Vice President -- Hardware Engineering in 1996, and Vice President -- Worldwide Service in April 2000. Prior to joining us, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received a B.S.M.E. from the Massachusetts Institute of Technology and a M.B.A. from Harvard Business School.

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

     Katherine L. Rowe joined us as Director of Manufacturing in 1994 and was named Vice President -- Manufacturing in 1996. Prior to joining us, Ms. Rowe was an Engineering Manager at ELDEC Corporation, an aerospace electronics company, and was Manufacturing Manager and Project Manager in new product development at Physio-Control Corporation, a medical electronics company. She received her S.M. from Massachusetts Institute of Technology and her B.S.M.E. from Purdue University.

     Richard M. Russell joined us as Director of New Business Development in 1995 and was named Vice President -- Marketing in March 1998. In February 2000 he was appointed Vice President -- International. Prior to joining us, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research, Inc. from 1976 through 1990 and Kendall Square Research Corporation from 1991 through 1994. Mr. Russell was educated in England.

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

     The quarterly high, low and closing sales prices of our common stock for the periods indicated are as follows:

                                                               1999                   2000
                                                       --------------------   --------------------
                                                       HIGH    LOW    CLOSE   HIGH    LOW    CLOSE
                                                       ----   -----   -----   -----   ----   -----
First Quarter........................................   9 3/  4       7 1/4    11 1/   4 1/   6 7/1
Second Quarter.......................................  7      4 1/2   5 1/2   6 7/8   3       3 7/1
Third Quarter........................................   6 3/1 2 7/8   4 1/8   7 5/8    3 9/3  4 15/3
Fourth Quarter.......................................   5 5/   2 15/1 4 1/2   4 1/2    1 1/  1 1/2

     On March 19, 2001, the closing sale price for the common stock was $1.78. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

     Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business acquired on April 1, 2000.

                                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                             1996          1997          1998          1999          2000
                                          -----------   -----------   -----------   -----------   -----------
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS AND STATISTICAL DATA)
Operating Data:
  Product Revenue.......................   $             $             $  1,274      $  1,794      $ 46,617
  Service Revenue.......................                                    714           320        71,455
  Cost of Product Revenue...............                                  3,759        15,165        32,505
  Cost of Service Revenue...............                                    584           273        34,077
  Research and Development..............     10,319        13,142        13,664        15,216        48,426
  Net Loss..............................    (12,077)      (15,755)      (19,803)      (34,532)      (25,388)
  Comprehensive Loss....................    (18,806)      (18,672)      (20,736)      (34,647)      (25,516)
  Net Loss per Common Share.............   $  (3.53)     $  (2.13)     $  (1.70)     $  (1.74)     $  (0.78)
  Weighted Average Outstanding Shares...      5,321         8,785        12,212        19,906        32,699
Balance Sheet Data:
  Cash and Cash Equivalents.............   $    929      $ 13,329      $  3,162      $ 10,069      $  4,626
  Working Capital.......................        (22)       14,342         7,269         9,208       (28,205)
  Warranty Reserves, Long-term
     Portion............................                                                             14,285
  Capital Leases, Long-term Portion.....        114           532           573           390           284
  Notes Payable, Long-term Portion......                                                1,022           254
  Total Assets..........................      4,617        20,859        20,288        23,410       136,193
  Redeemable Securities.................                    9,478
  Shareholders' Equity..................      1,128         6,368        11,889        14,307        36,147
Statistical Data:
  Number of Full-time Employees.........         61            84           109           123           886

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in this section and under "Business -- Factors That Could Affect Future Results." The following discussion should also be read in conjunction with the Financial Statements and accompanying Notes thereto.

OVERVIEW

     We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market two computer systems, the Cray SV1 and T3E, and provide maintenance services to the world-wide installed base of these and earlier models of Cray computers. We are developing enhancements to the Cray SV1, and we are developing three new computer systems, the MTA-2, based on our multithreaded architecture system, the SuperCluster, a highly parallel system using leading commercial off-the-shelf components, and the SV2, which will combine elements of the SV1 and T3E computers.

     In 2000 we largely were involved in the separation of the Cray Research operations from those of SGI and integrating them with our own. This process included establishing separate network, communications and other infrastructure services, reconstituting the marketing and sales operations, setting up subsidiary opera-tions for international sales and services, implementing new operational policies and procedures, and identifying and filling openings in management, administration and other areas.

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

     Factors that should be considered in evaluating our business, operations and prospects and that may affect our future results and financial condition are set forth above, beginning on page 9.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any future period.

     Revenue. We had revenue from product sales of $46.6 million for 2000, up from $1.8 million in 1999 and $1.3 million in 1998. Product revenue represented 39% of total revenues for 2000 and consisted primarily of $19.1 million for our SV1 product line and $27.3 million for our T3E product line. Product sales for Cray Research products declined during each of the three years prior to our acquisition of the Cray Research business unit, primarily because SGI had stopped development funding on new Cray Research products. We expect that our product sales revenue will increase as we introduce upgrades to the current product line and our new products currently under development. 1999 revenues included $1.7 million from the upgrade of the MTA system at the San Diego Supercomputer Center ("SDSC") to eight processors, and 1998 revenues included $1.3 million from the sale of the two-processor MTA system to SDSC, our first revenue as Tera Computer Company from product sales.

     We had service revenue of $71.5 million for 2000, up from $320,000 in 1999 and $714,000 in 1998. Services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business in April 2000. Service revenue has continued to decline over the periods prior to our acquisition of the Cray Research business unit and we expect this decline to continue over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Service revenue represented 61% of total revenues for 2000.

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

     Cost of service revenue was $34.1 million for 2000, $273,000 for 1999 and $584,000 for 1998. Cost of service revenue for 2000 was net of $18.4 of warranty reserve utilization. Cost of service revenue represented 48% of service revenue for 2000.

     Research and development expenses reflect our costs associated with the enhancements to the Cray SV1 and T3E systems and the development of the MTA and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $48.4 million in 2000, $15.2 million for

1999 and $13.7 million for 1998 with governmental developmental funding being $9.3 million in 2000, $72,000 in 1999 and $253,000 in 1998. Research and
development expenses in 2000 represented 41% of revenue. We expect that research and development expenses will decrease slightly in 2001, with increases in engineering personnel, principally software engineers, being offset by decreases in third-party non-recurring engineering expenses as we complete development of the MTA-2 and SV-2 systems. In subsequent years, unless we obtain additional governmental development funding to replace funding for projects as they are completed, the net amount of research and development expenditures will increase. Over time, with receipt of increased revenue from products currently under development and sales of the NEC SX-5 series of computers, we expect research and development expenses to decrease as a percentage of overall revenue.

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

     Taxes. We made a provision of $831,000 for international income taxes in 2000. As of December 31, 2000, we had net operating loss carryforwards of approximately $119.4 million which expire in years 2003 through 2020, if not utilized.

     Net Loss. Our net loss in 2000 of $25.4 million was less than our net loss in 1999 of $34.5 million and greater than our net loss of $19.8 million in 1998. The 2000 net loss includes a loss of $8.0 million during the first quarter, prior to our acquisition of the Cray Research business operations. We continue to incur substantial research and development expenses, particularly as a percentage of revenue. To become profitable we need to increase our product revenue from sales of our enhancements of our current products and our products under development in order to support this level of research and development expenditures. See "Business -- Product Offerings and the High Performance Computer Market" and "Business -- Research and Development."

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which is effective for us beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since we do not currently hold any derivative instruments, SFAS No. 133 is not expected to have any impact on the consolidated financial statements.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was required to be adopted in our fourth fiscal quarter of 2000. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on our consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board (APB) Opinion No. 25, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS*

Consolidated Balance Sheets at December 31, 1999 and
  December 31, 2000.........................................   F-1
Consolidated Statements of Operations and Comprehensive Loss
  for each of the three years in the period ended December
  31, 2000..................................................   F-2
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 2000.....   F-3
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   F-4
Notes to Consolidated Financial Statements..................   F-5
Independent Auditors' Report................................  F-19

---------------
* The Financial Statements are located following page 30.

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

                                                  1999                                         2000
                                -----------------------------------------    -----------------------------------------
                                 3/31       6/30        9/30       12/31      3/31       6/30       9/30       12/31
    FOR THE QUARTER ENDED       -------    -------    --------    -------    -------    -------    -------    --------
Revenue.......................  $   661    $   260    $    850    $   343    $    43    $50,973    $33,688    $ 33,368
Cost of Sales.................    3,017      1,785       9,039      1,597      2,029     27,503     18,426      18,624
Gross margin..................   (2,356)    (1,525)     (8,189)    (1,254)    (1,986)    23,470     15,262      14,744
Research and Development......    3,033      3,686       4,752      3,745      4,483     13,865     13,272      16,806
Marketing and Sales...........      632        545         611        729        768      2,822      4,397       6,378
General and Administrative....      465        638         551      1,437      1,101      1,898      1,645       2,389
Net Loss......................   (6,811)    (6,672)    (13,934)    (7,115)    (8,005)     2,661     (6,097)    (13,947)
Comprehensive loss............   (6,881)    (6,717)    (13,934)    (7,115)    (8,005)     2,661     (6,097)    (13,875)
Net Income (Loss) Per Common
  Share, Basic and Diluted....  $ (0.47)   $ (0.40)   $  (0.59)   $ (0.29)   $ (0.27)   $  0.08    $ (0.18)   $  (0.41)

     On April 1, 2000, we acquired the operating assets of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), and changed our corporate name from Tera Computer Company to Cray Inc. With that acquisition we changed from a development stage company with 125 employees (almost all located in Seattle, Washington), limited revenue and one product under development, to a company with nearly 900 employees located in over 20 countries, ongoing sales of supercomputer systems with several products in development, major manufacturing operations, an established service organization and substantial inventory. For these reasons, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. For discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company and for discussions relating to periods after April 1, 2000, refer to our combined operations as Cray Inc. Revenue in the quarter ended June 30, 2000 was high due to the sale of a $17.1 million T3E system while revenue decreased in the subsequent two quarters of 2000 due to lower than planned product sales. Net loss for the quarter ended December 31, 2000 increased over the quarter ended September 30, 2000 primarily due to an impairment loss of $3.3 million on MTA test equipment, higher prototype expenses for the MTA2 and SV2, as well as higher sales expenses from our foreign subsidiaries.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to our Directors may be found under the captions "The Board of Directors" and "Election of Three Directors" in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found beginning on page 16 above, under the caption "The Executive Officers of the Company." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Information About Our Common Stock Ownership" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibit Listing

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
         2.1  Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)
         2.2  Amendment No. 1 to the Asset Purchase Agreement between
              Silicon Graphics, Inc., and the Company, dated as of March
              31, 2000(3)
         2.3  Technology Agreement between Silicon Graphics and the
              Company, effective as of March 31, 2000(4)
         2.4  Services Contract Agreement between Silicon Graphics, Inc.
              and the Company, dated as of March 31, 2000(4)
         2.5  Transition Services Agreement between Silicon Graphics,
              Inc., and the Company, dated as of March 31, 2000(4)
         3.1  Restated Articles of Incorporation(1)
         3.2  Restated Bylaws.(7)
        10.1  1988 Stock Option Plan(2)
        10.2  1993 Stock Option Plan(2)
        10.3  1995 Stock Option Plan(2)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
        10.4  1995 Independent Director Stock Option Plan(2)
        10.5  1999 Stock Option Plan(5)
        10.6  2000 Non-Executive Stock Option Plan(5)
        10.7  Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)
        10.8  Agreement between CIT Group/Business Credit, Inc. and the
              Company, dated June 29, 2000(1)
        10.9  Fab I Building Lease Agreement between Union Semiconductor
              Technology Corporation and the Company, dated as of June 30,
              2000.(7)
        10.10 Conference Center Lease Agreement between Union
              Semiconductor Technology Corporation and the Company, dated as of June 30, 2000.(7)
        10.11 Mendota Heights Office Lease Agreement between the Teachers
              Retirement System of the State of Illinois and the Company,
              dated as of August 10, 2000.(7)
        23.1  Independent Auditors' Consent.

---------------
(1) Incorporated by reference to the Company's Report on Form 10-Q as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 15, 2000.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(6) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

     (b) Reports on Form 8-K

     We filed no reports on Form 8-K in the fourth quarter of 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on September 14, 2001.

                                          CRAY INC.

                                          By      /s/ JAMES E. ROTTSOLK
                                            ------------------------------------
                                                     James E. Rottsolk
                                                Chief Executive Officer and
                                                          President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on September 14, 2001.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
             By /s/ JAMES E. ROTTSOLK                     Chief Executive Officer, President and
  -----------------------------------------------           Chairman of the Board of Directors
                 James E. Rottsolk

              By /s/ BURTON J. SMITH                           Chief Scientist and Director
  -----------------------------------------------
                  Burton J. Smith

             By /s/ KENNETH W. JOHNSON                            Chief Financial Officer
  -----------------------------------------------
                Kenneth W. Johnson

             By /s/ DOUGLAS C. RALPHS                            Chief Accounting Officer
  -----------------------------------------------
                 Douglas C. Ralphs

              By /s/ DAVID N. CUTLER                                     Director
  -----------------------------------------------
                  David N. Cutler

              By /s/ DANIEL J. EVANS                                     Director
  -----------------------------------------------
                  Daniel J. Evans

             By /s/ KENNETH W. KENNEDY                                   Director
  -----------------------------------------------
                Kenneth W. Kennedy

              By /s/ STEPHEN C. KIELY                                    Director
  -----------------------------------------------
                 Stephen C. Kiely

              By /s/ WILLIAM A. OWENS                                    Director
  -----------------------------------------------
                 William A. Owens

              By /s/ TERREN S. PEIZER                                    Director
  -----------------------------------------------
                 Terren S. Peizer

              By /s/ DEAN D. THORNTON                                    Director
  -----------------------------------------------
                 Dean D. Thornton

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)
     2.2  Amendment No. 1 to the Asset Purchase Agreement between
          Silicon Graphics, Inc., and the Company, dated as of March
          31, 2000(3)
     2.3  Technology Agreement between Silicon Graphics and the
          Company, effective as of March 31, 2000(4)
     2.4  Services Contract Agreement between Silicon Graphics, Inc.
          and the Company, dated as of March 31, 2000(4)
     2.5  Transition Services Agreement between Silicon Graphics,
          Inc., and the Company, dated as of March 31, 2000(4)
     3.1  Restated Articles of Incorporation(1)
     3.2  Restated Bylaws.(7)
    10.1  1988 Stock Option Plan(2)
    10.2  1993 Stock Option Plan(2)
    10.3  1995 Stock Option Plan(2)
    10.4  1995 Independent Director Stock Option Plan(2)
    10.5  1999 Stock Option Plan(5)
    10.6  2000 Non-Executive Stock Option Plan(5)
    10.7  Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)
    10.8  Agreement between CIT Group/Business Credit, Inc. and the
          Company, dated June 29, 2000(1)
    10.9  Fab I Building Lease Agreement between Union Semiconductor
          Technology Corporation and the Company, dated as of June 30,
          2000.(7)
    10.10 Conference Center Lease Agreement between Union
          Semiconductor Technology Corporation and the Company, dated as of June 30, 2000.(7)
    10.11 Mendota Heights Office Lease Agreement between the Teachers
          Retirement System of the State of Illinois and the Company,
          dated as of August 10, 2000.(7)
    23.1  Independent Auditors' Consent.

---------------
(1) Incorporated by reference to the Company's Report on Form 10-Q as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 15, 2000.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(6) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Company's Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

                           CRAY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 10,069       $   4,626
  Restricted cash...........................................       1,132             761
  Accounts receivable.......................................         641          25,159
  Inventory, net............................................       4,513          23,637
  Prepaid expenses and other assets.........................         544           2,835
                                                                --------       ---------
          Total current assets..............................      16,899          57,018
Property and equipment, net.................................       5,829          25,535
Service spares, net.........................................                      21,139
Goodwill and intangible assets, net.........................         186          29,578
Other assets................................................         496           2,923
                                                                --------       ---------
          Total.............................................    $ 23,410       $ 136,193
                                                                ========       =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,366       $  16,247
  Accrued payroll and related expenses......................       2,147          12,028
  Accrued loss on purchase commitment.......................                       6,006
  Other accrued liabilities.................................         209           6,574
  Deferred revenue..........................................          68          17,666
  Current portion of warranty reserves......................                      17,996
  Current portion of obligations under capital leases.......         612             349
  Current portion of notes payable..........................         289           8,357
                                                                --------       ---------
          Total current liabilities.........................       7,691          85,223
Warranty reserves...........................................                      14,285
Obligations under capital leases............................         390             284
Notes payable...............................................       1,022             254
Commitments and contingencies
Shareholders' equity:
  Common Stock, par $.01 -- Authorized, 100,000 shares;
     issued and outstanding, 25,212 and 35,250 shares.......     111,443         158,799
  Accumulated deficit.......................................     (97,136)       (122,524)
  Accumulated other comprehensive income:
  Cumulative currency translation adjustment................                        (128)
                                                                --------       ---------
                                                                  14,307          36,147
                                                                --------       ---------
          Total.............................................    $ 23,410       $ 136,193
                                                                ========       =========

                            See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
Revenue:
  Product..................................................  $  1,274    $  1,794    $ 46,617
  Service..................................................       714         320      71,455
                                                             --------    --------    --------
          Total revenue....................................     1,988       2,114     118,072
                                                             --------    --------    --------
Operating expenses:
  Cost of product revenue..................................     3,759      15,165      32,505
  Cost of service revenue..................................       584         273      34,077
  Research and development.................................    13,664      15,216      48,426
  Marketing and sales......................................     1,830       2,517      14,365
  General and administrative...............................     2,131       3,091       7,033
  Amortization of goodwill and intangible assets...........                             5,217
                                                             --------    --------    --------
          Total operating expenses.........................    21,968      36,262     141,623
                                                             --------    --------    --------
Loss from operations.......................................   (19,980)    (34,148)    (23,551)
Other income (expense), net................................                  (106)        675
Interest income (expense), net.............................       177        (278)     (1,681)
                                                             --------    --------    --------
Loss before income taxes...................................   (19,803)    (34,532)    (24,557)
Provision for income taxes.................................                               831
                                                             --------    --------    --------
Net loss...................................................   (19,803)    (34,532)    (25,388)
Preferred stock dividend...................................      (468)       (115)
Amortization of preferred stock discount...................      (465)
                                                             --------    --------    --------
Net loss for common shareholders...........................   (20,736)    (34,647)    (25,388)
Other comprehensive income:
  Currency translation adjustment..........................                              (128)
                                                             --------    --------    --------
Comprehensive loss.........................................  $(20,736)   $(34,647)   $(25,516)
                                                             ========    ========    ========
Basic and diluted net loss per common share................  $  (1.70)   $  (1.74)   $  (0.78)
                                                             ========    ========    ========
Weighted average shares outstanding, basic and diluted.....    12,212      19,906      32,699
                                                             ========    ========    ========

                            See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  SERIES B CONVERTIBLE
                                     PREFERRED STOCK          COMMON STOCK
                                  ---------------------   --------------------   PREFERRED                  CURRENCY
                                  NUMBER OF               NUMBER OF                STOCK     ACCUMULATED   TRANSLATION
                                    SHARES      AMOUNT     SHARES      AMOUNT    DIVIDEND      DEFICIT     ADJUSTMENT     TOTAL
                                  ----------   --------   ---------   --------   ---------   -----------   -----------   --------
BALANCE, January 1, 1998........               $            11,248    $ 49,168     $          $ (42,801)      $          $  6,367
  Exercise of stock options.....                               153         220                                                220
  Exercise of warrants..........                               433         125                                                125
  Issuance of shares under
    Employee Stock Purchase
    Plan........................                                30         271                                                271
  Issuance of common stock for
    leasehold improvements......                               176       1,314                                              1,314
  Issuance of common stock for
    services....................                                 3          27                                                 27
  Common stock issued in private
    placement...................                               800       8,000                                              8,000
  Issuance of common stock for
    prepaid rent................                                13          97                                                 97
  Conversion of Series A
    preferred shares............                             1,342       9,478                                              9,478
  Issuance of Series B preferred
    stock, net of issuance costs
    of $326.....................       6         5,674                                                                      5,674
  Issuance of common stock for
    accrued dividends...........                                 6          45                                                 45
  Preferred stock dividend......                                                     75                                        75
  Net loss......................                                                                (19,803)                  (19,803)
                                      --       -------     -------    --------     ----       ---------       -----      --------
BALANCE, December 31, 1998......       6         5,674      14,204      68,745       75         (62,604)                   11,890
  Issuance of shares under
    Employee Stock Purchase
    Plan........................                                55         270                                                270
  Preferred stock dividend
    distributed in
    common stock................                                36         190      (75)                                      115
  Common stock issued in private
    placement, net of issuance
    costs of $1,378.............                             7,685      33,148                                             33,148
  Beneficial conversion feature
    in notes and interest
    expense recognized on
    convertible warrants........                                           595                                                595
  Conversion of Series B
    preferred shares............      (6)       (5,674)      1,275       5,559                                               (115)
  Issuance of shares under
    Company 401(k)
    Plan........................                                36         144                                                144
  Exercise of stock options.....                               112          55                                                 55
  Exercise of warrants..........                             1,375          14                                                 14
  Options issued for services...                                            77                                                 77
  Warrants issued for
    services....................                                           602                                                602
  Common stock issued in
    exchange for notes..........                               434       2,046                                              2,046
  Net loss......................                                                                (34,532)                  (34,532)
                                      --       -------     -------    --------     ----       ---------       -----      --------
BALANCE, December 31, 1999......                            25,212     111,443                  (97,136)                   14,307
  Issuance of shares under
    Employee Stock Purchase
    Plan........................                               179         754                                                754
  Cash received on subscribed
    common stock................                                           900                                                900
  Common stock issued in private
    placement, net of issuance
    costs of $1,847.............                             5,227      24,287                                             24,287
  Beneficial conversion feature
    in notes and interest
    expense of $200 recognized
    on options..................                                         1,283                                              1,283
  Common stock issued in
    exchange for notes, net of
    issuance costs of $294......                             1,671       3,906                                              3,906
  Issuance of shares under
    Company
    401(k) Plan.................                                14          92                                                 92
  Exercise of stock options.....                                69         182                                                182
  Exercise of warrants..........                             1,878       8,885                                              8,885
  Options issued for services...                                           156                                                156
  Warrant issued for services...                                           211                                                211
  Issuance of common stock to
    SGI.........................                             1,000       6,700                                              6,700
  Other comprehensive income:
  Cumulative currency
    translation adjustment......                                                                               (128)         (128)
  Net loss......................                                                                (25,388)                  (25,388)
                                      --       -------     -------    --------     ----       ---------       -----      --------
BALANCE, December 31, 2000......               $            35,250    $158,799     $          $(122,524)      $(128)     $ 36,147
                                      ==       =======     =======    ========     ====       =========       =====      ========

                            See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999        2000
                                                              --------    --------    --------
Operating activities
  Net loss..................................................  $(19,803)   $(34,532)   $(25,388)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization.............................       803       1,881      14,349
  Amortization of goodwill and intangible assets............                             5,217
  Loss on disposal of assets................................                             3,289
  Imputed interest on non interest bearing note.............                             1,437
  Beneficial conversion feature of notes payable............                   595         336
  Non-cash warrant and option expense.......................                   602         567
  Inventory write down......................................                 6,589
Cash provided (used) by changes in operating assets and
  liabilities, net of effects of the Cray Research
  acquisition:
  Accounts receivable.......................................      (279)         78     (20,483)
  Inventory.................................................    (5,955)     (2,047)      2,681
  Other assets..............................................      (837)        467      (2,416)
  Accounts payable..........................................     3,332        (501)     11,587
  Other accrued liabilities.................................                   (49)      5,331
  Accrued payroll and related expenses......................      (169)        603       6,032
  Warranty reserves.........................................                           (15,053)
  Deferred revenue..........................................        19          49      17,598
                                                              --------    --------    --------
Net cash provided by (used by) operating activities.........   (22,889)    (26,265)      5,084
Investing activities
  Cash used for acquisition.................................                           (51,585)
  Purchases of property and equipment.......................    (2,076)       (427)     (5,835)
                                                              --------    --------    --------
Net cash used by investing activities.......................    (2,076)       (427)    (57,420)
Financing activities
  Restricted cash...........................................                (1,132)        371
  Related party (receivable)/payments.......................        61         (34)       (129)
  Issuance of notes payable.................................                 1,900      12,500
  Issuance of common stock..................................     8,860      33,488      26,033
  Proceeds from exercise of options.........................                    55         182
  Proceeds from exercise of warrants........................                             8,885
  Principal payments on bank note...........................                   (71)       (253)
  Sale of preferred stock...................................     5,674
  Capital leases............................................       203        (607)       (568)
                                                              --------    --------    --------
Net cash provided by financing activities...................    14,798      33,599      47,021
                                                              --------    --------    --------
Effect of foreign exchange rate changes on cash and cash
  equivalents...............................................                              (128)
Net increase (decrease) in cash and cash equivalents........   (10,167)      6,907      (5,443)
Cash and cash equivalents
  Beginning of period.......................................    13,329       3,162      10,069
                                                              --------    --------    --------
  End of period.............................................  $  3,162    $ 10,069    $  4,626
                                                              ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    202    $    174    $    347
Non-cash investing and financing activities
  Inventory reclassified to property and equipment..........                 1,191       5,233
  Common stock issued for acquisition of business...........                             6,700
  Fixed asset additions through common stock................     1,314         164
  Fixed asset additions through notes payable...............                   933
  Fixed asset additions through capital leases..............                   493         199
  Note payable converted to common stock....................                 2,045       4,200
  Accounts payable converted to notes.......................                   594
  Stock dividends...........................................       250         190
  Beneficial conversion feature on notes payable............                             1,083

                            See accompanying notes.

                           CRAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ($ TABLES IN THOUSANDS)

NOTE 1. DESCRIPTION OF BUSINESS

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

     The Company has a net loss of $25.4 million for the year ended December 31, 2000. Management's plans project sufficient cash flows to finance its planned operations for the next twelve months. In addition, subsequent to December 31, 2000, the Company entered into a $15 million financing agreement. (See Note
15 -- Subsequent Events). The Company also plans on finalizing a distribution agreement with NEC, which will provide an equity investment of $25 million.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Principles

     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Investments in affiliates which are not majority owned are reported using the equity method.

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

  Restricted Cash

     Restricted cash consists of cash equivalents that serve as collateral pursuant to lease and indebtedness agreements entered into in 1999 for the acquisition of capital equipment.

  Goodwill and Intangible Assets

     Goodwill and intangible assets are amortized on a straight-line basis over five years.

     The Company periodically analyzes the carrying value of its goodwill and intangible assets to determine that the recorded amounts are reasonable and are not impaired. Management considers whether specific events have occurred, such as a loss of a major customer or abandonment or loss of a product line, in determining whether goodwill is impaired at each balance sheet date. The determination of whether an impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting necessary impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate similar investment. Based on its most recent analysis, Cray believes that no material impairment exists at December 31, 2000.

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

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

  Service Spares

     Service spares are stated at cost, less accumulated depreciation. Depreciation on service spares is computed using the straight-line method over the estimated useful lives of three or four years.

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

     The fixed assets consisted primarily of test equipment used to support the gallium arsenide Cray MTA-1 product line. As the Company transitioned from gallium arsenide technology to CMOS (complementary metal-oxide silicon) technology, the gallium arsenide equipment had no further value to the Company and was written off completely. Fair value is zero as there is no future use or salvage value for this equipment. The equipment has not yet been disposed of.

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

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

                                                   BALANCE                                   BALANCE
                                                 DECEMBER 31,     2000          2000       DECEMBER 31,
                                                     1999       ADDITIONS    DEDUCTIONS        2000
                                                 ------------   ---------    ----------    ------------
Warranty Reserve...............................      $ --        $47,461      $(15,180)      $32,281
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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

recognition issues. The adoption of SAB No. 101 did not have a material impact on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of Accounting Principles Board (APB) Opinion No. 25, which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment is as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999        2000
                                                          -------    --------
Land....................................................  $          $    139
Building................................................                8,130
Furniture and equipment.................................      736       1,504
Computer equipment......................................    8,458      28,754
Leasehold improvements..................................    1,974       2,309
                                                          -------    --------
                                                           11,168      40,836
Accumulated depreciation................................   (5,339)    (15,301)
                                                          -------    --------
Property and equipment, net.............................  $ 5,829    $ 25,535
                                                          =======    ========

NOTE 4. INVENTORY, NET

     A summary of inventory is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Components and subassemblies.............................  $ 8,044    $14,884
Work in process..........................................      806     10,148
Finished goods...........................................    1,137        936
                                                           -------    -------
                                                             9,987     25,968
LCM adjustment...........................................   (5,474)    (2,331)
                                                           -------    -------
Inventory, net...........................................  $ 4,513    $23,637
                                                           =======    =======

                                         BALANCE                                    BALANCE
                                       DECEMBER 31,      2000          2000       DECEMBER 31,
                                           1999        ADDITIONS    DEDUCTIONS        2000
                                       ------------    ---------    ----------    ------------
LCM adjustment.......................     $5,474        $3,200       $(6,343)        $2,331
                                          ======        ======       =======         ======

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

NOTE 5. SERVICE SPARES, NET

     A summary of service spares is as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                              1999     2000
                                                              ----    -------
Service spares..............................................  $--     $27,697
Accumulated depreciation....................................   --      (6,558)
                                                              ----    -------
Service spares, net.........................................  $--     $21,139
                                                              ====    =======

NOTE 6. ACQUISITION

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

     The following table summarizes the purchase accounting for the acquisitions (in thousands):

Current and long term assets................................  $ 80,165
Goodwill and intangible assets..............................    34,906
Liabilities assumed.........................................   (58,223)
                                                              --------
Net assets acquired.........................................    56,848
Less: acquisition costs.....................................    (1,326)
                                                              --------
Purchase price..............................................  $ 55,522
                                                              ========

     The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company and the Cray Research business unit and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the periods presented (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (UNAUDITED)
Revenue................................................  $287,771    $183,820
                                                         ========    ========
Net income.............................................  $ 31,536    $  5,142
                                                         ========    ========
Basic and diluted net income per common share..........  $   1.51    $   0.16
                                                         ========    ========
Weighted average shares used to compute basic and
  diluted net income per common share..................    20,906      32,949
                                                         ========    ========

NOTE 7. RELATED PARTY TRANSACTIONS

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

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

NOTE 8. LEASE AGREEMENTS

     The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements. Under such agreements, the Company has acquired computer and other equipment in the amount of $1,856,000 and $2,114,000, for which $1,023,000 and $1,550,000 of accumulated depreciation was recorded as of December 31, 1999, and 2000, respectively.

     Minimum lease commitments are (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
2001......................................................   $403       $ 3,474
2002......................................................    218         3,529
2003......................................................     88         3,013
2004......................................................      5         3,083
2005......................................................                2,929
Thereafter................................................                8,251
                                                             ----       -------
                                                              714       $24,279
                                                                        =======
Less amounts representing interest........................    (81)
                                                             ----
                                                             $633
                                                             ====

     Rent expense for 1998, 1999, and 2000 was $961,000, $1,929,000 and
$2,520,000, respectively.

NOTE 9. COMMITMENTS

     The Company is contractually committed to acquire components, and manufacturing and engineering services totaling $16.3 million. Commitments are for goods and services to be provided to Cray by either specific dates or by achieving milestones identified in the contracts.

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

NOTE 10. FEDERAL INCOME TAXES

     Due to continued losses from operations, there has been no provision for federal income taxes for any period. The provision for income taxes consisted of (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                         1998    1999    2000
                                                         ----    ----    ----
Federal:
  Current..............................................  $       $       $
  Deferred.............................................
State:
  Current..............................................
  Deferred.............................................
Foreign:
  Current..............................................                   831
  Deferred.............................................
                                                         ---     ----    ----
          Total provision for income taxes.............  $       $       $831
                                                         ===     ====    ====

     The Company did not pay any income taxes in 1998, 1999 and 2000 due to losses from operations. In 2000, the company purchased the assets of the Cray Research business unit from SGI. Consequently, this is the Company's first year with foreign income tax liabilities.

     Loss before provision for income taxes consisted of (in thousands):

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
United States......................................  $(19,803)   $(34,532)   $(27,219)
International......................................                             1,831
                                                     --------    --------    --------
                                                     $(19,803)   $(34,532)   $(25,388)
                                                     ========    ========    ========

     The following table reconciles the federal statutory income tax rate to the Company's effective tax rate.

                                                            1998      1999      2000
                                                           ------    ------    ------
Federal income tax rate..................................  (34.00)%  (34.00)%  (34.00)%
State taxes..............................................
Foreign taxes............................................                        3.27%
Other....................................................                        0.82%
Effect of net operating loss carryforwards and valuation
  allowance..............................................   34.00%    34.00%    33.18%
                                                           ------    ------    ------
Effective income tax rate................................    0.00%     0.00%     3.27%
                                                           ======    ======    ======

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

     Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:

                                                           1999        2000
                                                         --------    --------
Warranty reserve.......................................  $     68    $ 10,976
Inventory reserve......................................     1,862         699
Accrued compensation...................................       246         735
Stock issued for services..............................       231
Fixed assets...........................................       123       3,340
Research and experimentation...........................     3,022       4,541
Net operating loss carryforwards.......................    29,986      40,587
State tax loss carryforwards...........................     1,577       1,500
                                                         --------    --------
Net deferred tax assets................................    37,115      62,378
Valuation allowance for deferred tax assets............   (37,115)    (62,378)
                                                         --------    --------
Deferred tax balance...................................  $           $
                                                         ========    ========

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

NOTE 11. NOTES PAYABLE

     Notes payable consists of the following at December 31, 1999 and 2000 (in thousands except original principal and discount amounts):

                                                               1999      2000
                                                              ------    -------
Note payable to bank, dated August 31, 1999, original
  principal of $544,000, interest at 10.48%, due August 31,
  2002, secured by equipment................................  $  492    $   323
Note payable to bank, dated October 7, 1999, original
  principal of $389,000, interest at 8.71%, due October 7,
  2002, secured by equipment................................     370        249
Convertible note payable to vendor, dated March 25, 1999,
  original principal of $494,000, interest at 8.00%, due
  March 31, 2001, unsecured, net of remaining discount of
  $45,000 and $8,000 for 1999 and 2000, respectively........     449        486
Notes payable to investors, dated October 18, 2000, original principal of $7,500,000, interest at 6.00%, due February
  1, 2001, unsecured. (Note 12).............................              3,300
Notes payable to investors, dated December 12, 2000,
  original principal of $5,000,000, interest at 6.00%, due
  April 3, 2001, unsecured, net of discount of $747,000.
  (Note 12).................................................              4,253
                                                              ------    -------
                                                               1,311      8,611
Less current portion........................................    (289)    (8,357)
                                                              ------    -------
Total long-term notes payable...............................  $1,022    $   254
                                                              ======    =======

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

NOTE 12. SHAREHOLDERS' EQUITY

     Common Stock Purchase Agreements: In October and December 2000, the Company agreed to issue shares of common stock to certain investors covered by the Company's shelf registration statement and to apply the purchase price for the shares against repayment of principal and interest on certain notes payable. Through December 2000, the Company repaid $4.2 million of the notes by delivering an aggregate of 1,671,094 shares of common stock at an average price of $2.51 per share, which reflects an 8% discount from the daily volume weighted average trading price for the Company's stock. Unless the Company prepays the notes, it will repay the remaining $8.3 million of the notes by issuing additional shares of common stock to the investors, using a 9% discount from the average of the daily volume weighted average trading prices over the period from the first week of January through March 2001. The discounts of 8% or 9%, respectively, from the daily volume weighted average trading price for the Company's stock resulted in beneficial conversion features on the notes payable. These beneficial conversion features were accounted for in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, resulting in the recording of additional paid in capital and a discount on the notes payable for the intrinsic value of the beneficial conversion features.

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

     Shareholder Warrants: At December 31, 2000, the Company had outstanding and exercisable warrants to purchase an aggregate of 14,801,096 shares of common stock, as follows:

 SHARES OF     EXERCISE PRICE       EXPIRATION
COMMON STOCK     PER SHARE       DATE OF WARRANTS
------------   --------------   ------------------
     90,488        $6.00        December 31, 2001
     97,208        $6.00        February 28, 2002
    282,500        $3.94        April 21, 2002
  7,311,055        $4.72        June 21, 2002
    155,000        $4.50        June 25, 2002
     87,500        $6.00        December 23, 2002
     80,672        $4.72        September 28, 2003
    100,000        $6.00        January 20, 2004
    200,000        $4.72        March 9, 2004
     25,000        $5.16        March 9, 2004
  1,111,111        $4.72        March 9, 2004
    100,000        $6.00        March 30, 2004
     14,829        $5.00        March 31, 2004
      5,801        $6.00        November 7, 2005
        524        $6.00        May 21, 2006
  5,139,408        $2.53        June 21, 2009
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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

     A summary of Cray's stock option activity and related information follows:

                                                            OUTSTANDING
                                                             WEIGHTED                   WEIGHTED
                                                              AVERAGE                   AVERAGE
                                                OPTIONS      EXERCISE       OPTIONS     EXERCISE
                                              OUTSTANDING      PRICE      EXERCISABLE    PRICE
                                              -----------   -----------   -----------   --------
Balance, January 1, 1998....................   2,035,905       $4.37         931,309     $3.25
  Granted...................................     742,090        8.44
  Exercised.................................    (153,234)       1.43
  Canceled..................................     (41,725)       6.61
                                               ---------
Balance, December 31, 1998..................   2,583,036        5.68       1,158,125      4.15
  Granted...................................   1,320,439        5.17
  Exercised.................................    (107,513)       0.56
  Canceled..................................    (100,616)       4.65
                                               ---------
Balance, December 31, 1999..................   3,695,346        5.68       1,158,125      5.29
  Granted...................................   4,924,513        5.48
  Exercised.................................     (69,479)       2.69
  Canceled..................................    (326,375)       5.16
                                               ---------
Balance, December 31, 2000..................   8,224,005       $5.61       2,428,813     $5.59
                                               =========
Available for grant at December 31, 2000....   6,535,839
                                               =========

     Outstanding and exercisable options by price range as of December 31, 2000 are as follows:

                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                  WEIGHTED     WEIGHTED                 WEIGHTED
   RANGE OF                       AVERAGE      AVERAGE                  AVERAGE
EXERCISE PRICE      NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
   PER SHARE      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
--------------    -----------   ------------   --------   -----------   --------
$ 0.35 - $ 3.00      256,782        5.3         $ 1.89       148,448     $ 1.64
  3.01 -   6.00    5,445,424        8.3           4.88     1,574,596       5.11
  6.01 -   9.00    2,512,799        8.5           7.54       699,769       7.44
  9.01 -  12.00           --         --             --            --         --
 12.01 -  15.00        9,000        7.3          13.69         6,000      13.69
---------------    ---------        ---         ------     ---------     ------
$ 0.35 - $15.00    8,224,005        8.3         $ 5.61     2,428,813     $ 5.59
===============    =========        ===         ======     =========     ======

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

common share for the years ended December 31, 1998, 1999, and 2000 would have been increased to the pro forma amounts indicated below:

     Net loss for common shareholders (in thousands):

                                                       1998        1999        2000
                                                     --------    --------    --------
As reported........................................  $(20,736)   $(34,647)   $(25,388)
Pro forma..........................................  $(22,933)   $(37,444)   $(41,971)

     Basic and diluted net loss per common share:

                                                            1998      1999      2000
                                                           ------    ------    ------
As reported..............................................  $(1.70)   $(1.74)   $(0.78)
Pro forma................................................  $(1.88)   $(1.88)   $(1.28)

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

NOTE 13. 401(K) PLAN

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

NOTE 14. SEGMENT INFORMATION

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

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)

     Geographic revenue and long-lived assets related to operations as of and for the year ended December 31, 2000, were as follows:

                                             UNITED                           ASIA
                                             STATES      EMEA      JAPAN     PACIFIC     TOTAL
                                             -------    -------    ------    -------    -------
Product revenue............................  $41,368    $ 2,748    $2,501    $   --     $46,617
                                             =======    =======    ======    ======     =======
Service revenue............................  $43,926    $17,706    $7,015    $2,808     $71,455
                                             =======    =======    ======    ======     =======
Long lived assets..........................  $69,009    $ 5,245    $3,406    $1,515     $79,175
                                             =======    =======    ======    ======     =======

     No prior year comparative information has been presented as the Company did not have significant operations outside the United States prior to the Cray Research acquisition on April 1, 2000.

NOTE 15. SUBSEQUENT EVENTS

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

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.us.deloitte.com

LOGO

                                                        [Deloitte & Touche Logo]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Cray Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cray Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche Signature

February 9, 2001
(March 28, 2001 as to Note 15)

[Deloitte Touche Tohmatsu Logo]
                                       F-19