Form 10-Q
period 2001-09-30
CRAY INC
filed 2001-11-14
CIK 949158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 2001

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

        As of November 10, 2001, 42,111,021 shares of the Company's Common Stock, par value $0.01 per share, were outstanding.

                           CRAY INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31, 2000
                 And September 30, 2001                                                 3

                 Condensed Consolidated Statements of Operations for the Three
                 And Nine Months Ended September 30, 2000 and 2001                      4

                 Condensed Consolidated Statement of Shareholders' Equity for the
                 Nine Months Ended September 30, 2001                                   5

                 Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 2000 and 2001                               6

                 Notes to Condensed Consolidated Financial Statements                   7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         11

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                                           24

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                      24

                  CRAY INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)

                                                                         December 31,     September 30,
                                                                            2000               2001
                                                                         ------------     -------------
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $   4,626          $   4,306
   Restricted cash                                                              761                459
   Accounts receivable                                                       25,159             31,870
   Inventory, net                                                            23,637             18,291
   Prepaid expenses and other assets                                          2,835              3,330
                                                                          ---------          ---------
          Total current assets                                               57,018             58,256

Property and equipment, net                                                  25,535             26,835
Service spares, net                                                          21,139             13,710
Goodwill and intangible assets, net                                          29,578             24,370
Other assets                                                                  2,923              3,074
                                                                          ---------          ---------
          TOTAL                                                           $ 136,193          $ 126,245
                                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  16,247          $   9,386
   Accrued payroll and related expenses                                      12,028             10,655
   Accrued loss on purchase commitment                                        6,006              2,486
   Other accrued liabilities                                                  6,574              6,236
   Deferred revenue                                                          17,666             14,548
   Current portion of warranty reserves                                      17,996              9,079
   Current portion of obligations under capital leases                          349                209
   Current portion of term loan                                                                  2,136
   Current portion of notes payable                                           8,357                274
                                                                          ---------          ---------
          Total current liabilities                                          85,223             55,009

Warranty reserves                                                            14,285              9,896
Obligations under capital leases                                                284                 74
Term loan payable                                                                                4,471
Notes payable                                                                   254                562

Shareholders'  equity:
   Series A Preferred stock, par $.01 - Authorized, 3,125 shares;
      issued and outstanding, 3,125 shares                                                      25,000
   Common stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 35,250 and 42,104 shares                      158,799            171,957
   Accumulated deficit                                                     (122,524)          (140,420)
   Accumulated other comprehensive loss:
     Cumulative currency translation adjustment                                (128)              (304)
                                                                          ---------          ---------
                                                                             36,147             56,233
                                                                          ---------          ---------
          TOTAL                                                           $ 136,193          $ 126,245
                                                                          =========          =========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                          For the Three Months Ended              For the Nine Months Ended
                                                                  September 30,                         September 30,
                                                            2000                2001              2000                2001
                                                          ---------          ---------          ---------          ---------
Revenue:
   Product                                                $  10,404          $   9,124          $  37,097          $  45,333
   Service                                                   23,284             20,252             47,608             62,213
                                                          ---------          ---------          ---------          ---------
        Total revenue                                        33,688             29,376             84,705            107,546
                                                          ---------          ---------          ---------          ---------

Operating expenses:
   Cost of product revenue                                    7,017              5,996             24,259             24,777
   Cost of service revenue                                   11,409             11,116             23,699             29,780
   Research and development                                  13,272             13,211             31,620             40,398
   Marketing and sales                                        4,397              5,276              7,987             14,859
   General and administrative                                 1,645              1,937              4,643              6,320
   Restructuring charges                                                         1,284                                 1,284
   Amortization of goodwill and intangible assets             1,675              1,772              3,350              5,318
                                                          ---------          ---------          ---------          ---------
        Total operating expenses                             39,415             40,592             95,558            122,736
                                                          ---------          ---------          ---------          ---------

Loss from operations                                         (5,727)           (11,216)           (10,853)           (15,190)

Other income (expense), net                                     114              1,105                615               (255)

Interest income (expense), net                                 (484)              (209)            (1,203)            (1,490)
                                                          ---------          ---------          ---------          ---------

Loss before income taxes                                     (6,097)           (10,320)           (11,441)           (16,935)

Provision for income taxes                                                         479                                   961
                                                          ---------          ---------          ---------          ---------

Net loss                                                  $  (6,097)         $ (10,799)         $ (11,441)         $ (17,896)
                                                          =========          =========          =========          =========

Net loss per common share, basic and diluted              $   (0.18)         $   (0.26)         $   (0.36)         $   (0.45)
                                                          =========          =========          =========          =========

Weighted average shares outstanding,
        basic and diluted                                    33,401             41,529             31,500             40,130
                                                          =========          =========          =========          =========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                      Preferred Stock       Common Stock                     Accumulated
                                                   --------------------- --------------------                   Other
                                                   Number of             Number of             Accumulated  Comprehensive
                                                     Shares     Amount    Shares     Amount      Deficit         Loss        Total
                                                  -----------  --------- --------- ----------  -----------  -------------  ---------
BALANCE, January 1, 2001                                                  35,250   $ 158,799   $ (122,524)      $ (128)    $ 36,147
   Issuance of shares under Employee
     Stock Purchase Plan                                                     349         644                                    644
   Options issued for debt                                                               225                                    225
   Common stock issued in exchange
    for notes, net of issuance costs of $821                               3,764       6,960                                  6,960
   Common stock issued                                                     1,147       2,500                                  2,500
   Exercise of stock options                                                   8          15                                     15
   Warrants issued for services                                                           26                                     26
   Warrants issued for credit facility                                                   123                                    123
   Other comprehensive loss:
     Cumulative currency translation adjustment                                                                   (833)        (833)
   Net income                                                                                       2,789                     2,789
                                                  -----------  ---------  -------  ----------  -----------      -------    ---------

BALANCE, March 31, 2001                                                   40,518   $ 169,292   $ (119,735)      $ (961)    $ 48,596

   Common stock issued                                                       600         930                                    930
   Series A preferred stock issued to NEC              3,125     25,000                                                      25,000
   Common stock issued in exchange for notes                                 320         519                                    519
   Other comprehensive income:
     Cumulative currency translation adjustment                                                                     17           17
   Net loss                                                                                        (9,886)                   (9,886)
                                                  -----------  ---------  -------  ----------  -----------      -------    ---------

BALANCE, June 30, 2001                                 3,125   $ 25,000   41,438   $ 170,741   $ (129,621)      $ (944)    $ 65,176

   Issuance of shares under Employee
     Stock Purchase Plan                                                     336         533                                    533
   Issuance of shares under Employee
     401k Plan                                                               330         683                                    683
   Other comprehensive income:
     Cumulative currency translation adjustment                                                                    640          640
   Net loss                                                                                       (10,799)                  (10,799)
                                                  -----------  ---------  -------  ----------  -----------      -------    ---------

BALANCE, September 30, 2001                            3,125   $ 25,000   42,104   $ 171,957   $ (140,420)      $ (304)    $ 56,233
                                                  ===========  =========  =======  ==========  ===========      =======    =========

                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                            2000            2001
                                                                       --------------  ---------------
Operating activities
  Net loss                                                             $     (11,441)  $      (17,896)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                                               10,195           10,455
  Imputed interest expense                                                     1,203
  Amortization of goodwill and intangible assets                               3,350            5,318
  Beneficial conversion feature of notes payable                                  28              747
  Non-cash warrant and option expense                                            328              374
Cash provided (used) by changes in operating assets and liabilities:
  Accounts receivable                                                        (17,951)          (6,840)
  Inventory                                                                    5,558           10,265
  Other assets                                                                (1,067)            (756)
  Accounts payable                                                             3,422           (6,861)
  Other accrued liabilities                                                    7,945           (4,679)
  Accrued payroll and related expenses                                         5,376           (1,373)
  Warranty reserve                                                            (9,023)         (13,306)
  Deferred revenue                                                                             (3,118)
                                                                       --------------  ---------------
Net cash used by operating activities                                         (2,077)         (27,670)

Investing activities
  Purchases of spares                                                                          (1,527)
  Cash used for acquisition                                                  (39,784)
  Purchases of property and equipment                                         (4,168)          (7,133)
                                                                       --------------  ---------------
Net cash used by investing activities                                        (43,952)          (8,660)

Financing activities
  Restricted cash                                                                275              302
  Related party (receivable)/payments                                            (16)             129
  Proceeds from term loan                                                                       7,500
  Sale of common stock                                                        25,386            5,305
  Proceeds from line of credit                                                 4,500
  Proceeds from sale of preferred stock                                                        25,000
  Proceeds from exercise of warrants                                           8,868
  Principal payments on notes                                                   (215)          (1,700)
  Capital leases, net                                                           (442)            (350)
                                                                       --------------  ---------------
Net cash provided by financing activities                                     38,356           36,186
                                                                       --------------  ---------------

Effect of foreign exchange rate changes on
  cash and cash equivalents                                                                      (176)

Net decrease in cash and cash equivalents                                     (7,673)            (320)

Cash and cash equivalents
  Beginning of period                                                         10,069            4,626
                                                                       --------------  ---------------
  End of period                                                        $       2,396   $        4,306
                                                                       ==============  ===============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $         198   $          796

Non-cash investing and financing activities
  Inventory reclassed to fixed assets                                          4,633
  Inventory reclassed to service spares                                                         4,919
  Fixed asset additions through notes payable                                                     585
  Note payable converted to common stock                                                        8,300
  Warranty reserve reclassed to service spares                                                  1,901
  Common stock issued for acquisition of assets                                6,700



                             See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated   balance
sheets and related condensed consolidated statements of operations, shareholders' equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

        The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

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

INVENTORY

        Inventory consisted of the following (in thousands):

                                       December 31,     September 30,
                                          2000              2001
                                       ------------     -------------
Components and subassemblies            $ 14,884          $ 12,207
Work in process                           10,148             7,565
Finished goods                               936               942
Reserve for excess and obsolete           (2,331)           (2,423)
                                        --------          --------
                                        $ 23,637          $ 18,291
                                        ========          ========

COMPREHENSIVE LOSS

        The components of comprehensive loss are as follows:

                                          Three months                    Nine months
                                      ended September 30,              ended September 30,
                                       2000          2001              2000          2001
                                   -----------      ---------       ---------      ---------
Net loss                           $     6,097      $  10,799       $  11,441      $  17,896

Foreign currency translation
    adjustment                                            640                           (176)
                                   -----------      ---------       ---------      ---------

Comprehensive loss                 $     6,097      $  10,159       $  11,441      $  18,072
                                   ===========      =========       =========      =========


SEGMENT INFORMATION

        Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $16.9 million and $53.8 million for the three and nine months ended September 30, 2001.

        The Company's significant operations outside the United States include sales and service offices in Europe, the Middle East and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm's length transactions.

        Geographic revenue and long-lived assets related to operations were as follows (in thousands):



                                              United                                           Asia
Three months ended September 30, 2001:        States           EMEA            Japan          Pacific          Total
                                              -------         -------         -------         -------         -------
     Product revenue                          $ 8,403         $    38         $   427         $   256         $ 9,124
                                              =======         =======         =======         =======         =======

     Service revenue                          $12,837         $ 5,772         $ 1,278         $   365         $20,252
                                              =======         =======         =======         =======         =======

Nine months ended September 30, 2001:

     Product revenue                          $41,160         $ 3,490         $   427         $   256         $45,333
                                              =======         =======         =======         =======         =======

     Service revenue                          $40,212         $16,383         $ 4,033         $ 1,585         $62,213
                                              =======         =======         =======         =======         =======

As of September 30, 2001:

     Long lived assets                        $61,963         $ 2,593         $ 2,371         $ 1,062         $67,989
                                              =======         =======         =======         =======         =======

                                              United                                           Asia
Three months ended September 30, 2000:        States           EMEA            Japan          Pacific          Total
                                              -------         -------         -------         -------         -------
     Product revenue                          $ 9,516         $   888                                         $10,404
                                              =======         =======         =======         =======         =======

     Service revenue                          $15,536         $ 4,046         $ 2,534         $ 1,168         $23,284
                                              =======         =======         =======         =======         =======

Nine months ended September 30, 2000:

     Product revenue                          $35,506         $ 1,471                         $   120         $37,097
                                              =======         =======         =======         =======         =======

     Service revenue                          $39,860         $ 4,046         $ 2,534         $ 1,168         $47,608
                                              =======         =======         =======         =======         =======

As of September 30, 2000:

     Long lived assets                        $84,187         $   319         $   475         $   154         $85,135
                                              =======         =======         =======         =======         =======


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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of September 30, 2001, the Company had goodwill and intangible assets, net of accumulated amortization, of approximately $24.4 million, which would be subject to the transitional provisions of SFAS No. 142. Amortization expense was $1.8 million and $5.3 million for the three and nine months ended September 30, 2001.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact of adopting SFAS No. 144 on its financial position or results of operations

SUBSEQUENT EVENT

        On November 6, 2001, the Company raised $8.0 million from institutional investors in the form of convertible subordinated debentures and common stock purchase warrants. The debentures are convertible into common stock at $2.35 per share. During each three month period after February 6, 2002, up to 25% of principal amount of the debentures are also convertible on a cumulative basis at an alternate conversion price equal to 94% of the average of the seven lowest volume weighted average trading prices of the common stock during the 20 business days preceding each conversion. The debentures bear interest at the rate of 5% per year, payable semiannually in stock or cash at the

Company's option, and mature in three years, if not converted earlier. The Company may redeem the debentures at any time at 105% of the principal amount for the first six months and 110% of the principal amount after six months. The warrants cover 316,206 shares of common stock, are exercisable in cash only at $4.42 per share, and expire in three years. The Company has agreed to file a registration statement for the resale of the common shares issuable under the debentures and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Factors That Could Affect Future Results" beginning on page 16. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market three computer systems, the Cray SV1ex(TM) system, the Cray T3E(TM) system, and on an exclusive basis in North America the NEC SX-6 system which we have renamed under the Cray brand as the Cray SX-6 system. We also provide maintenance services to the world-wide installed base of these and earlier models of Cray computers and to the NEC systems installed in North America. We are developing memory enhancements to the Cray SV1ex system, and we are developing two new computer systems, the Cray MTA-2(TM), based on our multithreaded architecture system, and the Cray SV2(TM), which will combine the traditional performance strengths of our vector systems and the scalability strengths of our T3E system. We are refocusing our plans for the Cray SuperCluster(R), a highly parallel system utilizing commercial off the shelf components, to support higher potential value-added professional services for our customers.

        We have experienced net losses in each year of our operations. We incurred net losses of approximately $25.4 million in 2000, $34.5 million in 1999 and $19.8 million in 1998. For the nine months ended September 30, 2001 we had a net loss of $17.9 million.

        We recognize revenue from sales of our computer systems upon acceptance by the customer, although depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement.

        Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below, beginning on page 16.

-------------

    Cray and SuperCluster are federally registered trademarks of Cray Inc., and Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, and Cray MTA-2 are trademarks of Cray Inc.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

With our acquisition of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to April 1, 2000, are not indicative of results for any future period.

        PRODUCT REVENUE. For the third quarter of fiscal 2001, product revenue decreased from $10.4 million to $9.1 million, compared to the third quarter of fiscal 2000. Third quarter 2001 revenue were adversely impacted by the delay in completing memory enhancements to the SV1ex system. We expect our product revenue to vary quarterly; in the last twelve months, our quarterly product revenue have ranged from $8.6 million to $27.6 million. See "Factors That Could Affect Our Future Results - Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile."

        For the first nine months of fiscal 2001, product revenue increased to $45.3 million from $37.1 million, over the corresponding period of fiscal 2000. The increase is primarily due to the acquisition of the Cray Research business unit on April 1, 2000.

        Product revenue represented 31% and 42% of total revenue for the three months and nine months ended September 30, 2001, respectively.

SERVICE REVENUE. Service revenue was $20.3 million and $62.2 for the three and nine months ended September 30, 2001, compared to $23.3 million and $47.6 million for the respective 2000 periods. Services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer's election. The overall increase in service revenue for the nine months ended September 30, 2001, over the corresponding period in 2000 is due to the acquisition of the Cray product line and related service business. We expect service revenue to decline gradually over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service.

        Service revenue represented 69% and 58% of total revenue for the three months and nine months ended September 30, 2001, respectively.

OPERATING EXPENSES. Our cost of product revenue was 66% and 55% of product revenue for the three months and nine months ended September 30, 2001, compared to 67% and 65% for the corresponding 2000 periods. Cost of product revenue was consistent for the third quarter of 2001 compared to the third quarter of 2000 primarily due to lower margin T3E product sales and lower volumes. Our cost of product revenue is expected to decrease as a percentage of product revenue in the fourth quarter of 2001 and the first half of 2002 as we enter into sales of our SV1ex product line, sell our T3E systems and build sales volume. Cost of product revenue was $6.0 million and $24.8 million for the three and nine months ended September 30, 2001, compared to $7.0 million and $24.3 million for the respective 2000 periods.

        Cost of service revenue was $11.1 million and $29.8 million for the three and nine months ended September 30, 2001, after utilization of $2.5 million and $11.3 million of warranty reserves for the three and nine months ended September 30, 2001, compared to cost of service revenue of $11.4 million and $23.7 million for the respective 2000 periods.
Cost    of service revenue represented 55% and 48% of service revenue for the three months and nine months ended September 30, 2001, respectively. We expect our cost of service revenue, after application of warranty reserves, to increase in the fourth quarter of 2001 and in 2002 due to expected reduced application of the warranty reserves, reduced service revenue and slower reductions in service expense.

        Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems and the development of the MTA-2(TM) and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $13.2 million and $40.4 million for the three and nine months ended September 30, 2001, compared to $11.4 million and $23.7 million for the respective 2000 periods. Government developmental funding was $3.2 million and $9.7 million for the three and nine months ended September 30, 2001, compared to $2.9 and $6.4 million for the respective 2000 periods. Net research and development expenditures represented 45% and 38% of total revenue for the three months and nine months ended September 30, 2001, respectively. We expect third party payments for non-recurring engineering expenses to decrease as we complete the development of the MTA-2 and SV-2 systems. Changes in research and development expenses primarily will depend on changes in engineering personnel and the level of governmental funding. Over time, with receipt of increased revenue from products currently under development, increased government funding and/or reductions in engineering expenses, we expect research and development expenses to decrease as a percentage of overall revenue.

Marketing and sales expenses were $5.3 million and $14.9 million for the three and nine months ended September 30, 2001, compared to $4.4 million and $8.0 million for the respective 2000 periods. The increase over the 2000 periods was primarily due to increased staffing and infrastructure following the April 1, 2000 acquisition of the Cray Research business unit. We expect quarterly marketing and sales expenses to decrease somewhat in the fourth quarter of 2001 and in 2002.

        General and administrative expenses were $1.9 million and $6.3 million for the three and nine months ended September 30, 2001, compared to $1.6 million and $4.6 million for the respective 2000 periods. The increase over the 2000 periods was primarily due to increased staffing and infrastructure following the April 1, 2000 acquisition of the Cray Research business unit. We expect quarterly general and administrative expenses to increase slightly in the fourth quarter of 2001 and in 2002 as we complete our staffing.

        Restructuring charges were $1.3 million for the three and nine months ended September 30, 2001 compared to none for the respective 2000 periods. These charges are primarily for severance expenses related to the termination of approximately 50 employees in the third quarter of 2001.

        We incurred amortization expense of $1.8 million and $5.3 million for the three and nine months ended September 30, 2001, compared to $1.7 million and $3.4 million for the respective 2000 periods. Amortization expense relates to the goodwill and intangible assets from the acquisition of the Cray Research business unit on April 1, 2000.

        OTHER INCOME (EXPENSE). Other income (expense) was $1.1 million and ($255,000) for the three and nine months ended September 30, 2001, compared to other income of $114,000 and $615,000 for the respective 2000 periods. The increase in other income and expense in both periods consisted primarily of realized gains and losses from the effects of foreign currency exchange rates.

        INTEREST INCOME (EXPENSE), NET. Interest income was $28,000 and $96,000 for the three and nine months ended September 30, 2001, compared to $63,000 and $664,000 for the respective 2000 periods. The decrease in both 2001 periods was due to lower average cash balances in 2001. Interest expense was $237,000 and $1.6 million for the three and nine months ended September 30, 2001, compared to $547,000 and $1.9 million for the respective 2000 periods. Interest expense for the third quarter of 2001 primarily related to equipment leases and our term loan. The third quarter of 2000 expense included a non-cash imputed interest charge of $484,000 relating to the acquisition note payable to SGI. The results for the 2001 nine months include a first quarter non-cash charge of $747,000 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options issued in conjunction with certain investor promissory notes. The results for the 2000 nine months include $1.2 million relating to the acquisition note payable to SGI. We expect to incur additional non-cash interest charges associated with the financing completed in November 2001.

        TAXES. We made a provision of $479,000 and $961,000 for income taxes in foreign countries for the three and nine months ended September 30, 2001, respectively.

        NET LOSS. We had a net loss of $10.8 million for the third quarter of 2001 compared to a net loss of $6.1 million for the 2000 third quarter, primarily due to a decrease of $4.3 million in aggregate product and service revenue in the 2001 third quarter compared to the third quarter of 2000 and a $1.3 million restructuring charge recorded in the third quarter of 2001. To become profitable we need to increase our product revenue from the enhancements to our current products, our products under development and the Cray SX-6, and reduce our overall level of research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and accounts receivable totaled $36.6 million at September 30, 2001, compared to $30.5 million at December 31, 2000. Over that period, cash decreased slightly from $4.6 million to $4.3 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $761,000 to $459,000.

        Net cash used by operating activities was $27.7 million for the nine months ended September 30, 2001, compared to $2.1 million used in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net operating cash was used primarily by decreases in our accounts payable, accrued liabilities, accrued payroll, and deferred revenue, and increases in our net loss and receivables, offset in part by depreciation and amortization expenses and reductions in inventory.

        Net cash used by investing activities was $8.7 million for the nine months ended September 30, 2001, compared to $44.0 million for the corresponding 2000 period. Net cash used by investing activities for the 2001 period consisted primarily of $5.1 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures, $2.0 million for software license fees and $1.5 million for service spares. The significant cash used in the 2000 period was primarily for the Cray Research acquisition.

Net cash provided by financing activities was $36.2 million for the nine months ended September 30, 2001, compared to $38.4 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, we raised $3.4 million through the sale of common stock to two institutional investors, and raised $25 million through the sale of preferred stock to NEC. We also secured a $15 million credit facility of which we used $6.6 million as of September 30, 2001.

        Over the next twelve months our significant cash requirements will relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales, maintenance services and government funding of research and development expenses over the next twelve months, coupled with limitations on operating expenses and capital expenditures, will generate overall positive cash flow.

        At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding for research and development activities. In addition, delays in the completion of the SV1ex system, the development of the MTA-2 system, and in the availability of the SX-6 system for delivery in North America, all planned for the next three to six months, or delays in the SV2 development program, may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability and general economic conditions or if we do not receive sufficient governmental support for our products and research activities. In addition we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING SV1 AND T3E PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD LIMIT OUR REVENUE AND OUR ABILITY TO BE PROFITABLE. We will depend on sales of our current products, the Cray SV1ex series and T3E systems, for significant product revenue in the fourth quarter of 2001 and the first half of 2002. To obtain these sales, we need to complete the development of the SV1ex system, which has been significantly delayed, and to assure our customers of product performance and our ability to service these products. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in 2002 and following years depends upon completing the development of the SV1ex, the MTA-2 and the SV2 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems would make it difficult for us to develop and market these systems. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. If our vendors are unable to manufacture our components to our design specifications on a timely basis, the completion of our products will be delayed. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We also may find flaws in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could make it more difficult for these systems to be successful as commercial products.

LACK OF SALES OF THE SX-6 SYSTEM COULD DECREASE OUR REVENUE AND DELAY PROFITABILITY. We anticipate significant sales of the NEC SX-6 and successor systems in North America under the Cray brand in 2002 and beyond. These sales would be adversely affected if NEC does not complete timely the development of the SX-6 system, make it available for benchmarking or does not deliver timely the SX-6 system for sale in the North American market, currently scheduled for the second quarter of 2002, or if NEC does not develop a follow-on product to the SX-6. Supercomputers from Japan have not been available for sale in the United States since 1997, and there may be reluctance among traditional customers, such as governmental agencies and research organizations and industrial users, to purchase supercomputers from non-U.S. sources. In addition, we must appropriately place the SX-6 system within our own product line to avoid customer and market confusion. Competing successfully with NEC with respect to sales of the SX-6 system outside of North America will be difficult.

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

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD INCREASE OUR CAPITAL REQUIREMENTS AND DECREASE OUR ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. A few of these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high-performance computer systems. Congressional action with respect to the 2002 budget has been delayed due to the events of September 11, 2001, and other events in Washington, D.C. The failure of U.S. and foreign government agencies to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, or continued delays in funding, would cause us to increase our need for capital and reduce our research and development expenditures.

IF THE U.S. GOVERNMENT PURCHASES FEWER SUPERCOMPUTERS, OUR REVENUE WOULD BE REDUCED. Historically, sales to the U.S. government have been a significant market for supercomputers. In the nine months ended September 30, 2001, approximately 50% of our revenue were derived from sales to various agencies and departments of the U.S. government. Sales to the U.S. government may be affected by factors outside our control, such as changes in procurement policies and budget considerations. If the U.S. government were to stop or reduce its use and purchases of supercomputers, our revenue would be reduced.

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

We have experienced delays in obtaining circuit boards, integrated circuits and flex circuits on a timely basis from our suppliers, which have resulted in delays in the development of our products.

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. We expect to have positive cash flow from our anticipated product sales, maintenance services and government funding of research and development expenses over the next twelve months. We secured a $15 million credit facility in March 2001, we completed the NEC distribution agreement in the second quarter of 2001 at which time NEC invested $25 million in us, and we received $8 million in the November 2001 financing. At any particular time, given the high average selling price of our products, our cash position is impacted by the timing of particular product sales, receipt of prepaid maintenance and receipt of government funding of research and development activities. Delays in the completion of the SV1ex system, the development of the MTA-2 system, and in the availability of the SX-6 system for delivery in North America, all planned for the next three to six months, or delays in the SV2 development program, may require additional capital earlier than planned.

While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability, general economic conditions and/or failure to receive sufficient governmental support for our products and research activities. In addition we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WILL REDUCE OUR REVENUE AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. Over the past year, we have been performing maintenance services under existing Silicon Graphics maintenance contracts as a sub-contractor to Silicon Graphics; we have been successful in having almost all of these contracts assigned to us. As these contracts expire, however, we need to sell new maintenance service contracts to these customers. Revenue from service contracts have declined from approximately $125 million in 1999 to approximately $95 million in 2000 and are expected to further decline until new products are designed and sold. If customers do not renew their maintenance service contracts with us, our revenue and earnings will be reduced.

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

FAILURE TO OBTAIN CREDIT FACILITIES MAY RESTRICT OUR OPERATIONS. While we have obtained a $15 million secured credit facility based on domestic accounts receivables and maintenance revenue, we are seeking additional credit facilities of up to approximately $4 million, such as bank lines of credit, vendor credit and capitalized equipment lease lines. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult; if we obtain such facilities, they may have high interest rates, contain restrictions on our operations and require security. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items would reduce or eliminate our cash reserves and increase our need for capital.

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the Cray T3E system, and the expected high average sales prices for our MTA-2, SX-6 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR EARNINGS. Some of the components in the T90 vector computers sold by Silicon Graphics before our acquisition of the operations of Cray Research have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $19.0 million as of September 30, 2001, to provide for anticipated future losses on the T90 maintenance service contracts.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the business operations of Cray Research and have had two profitable quarters since that acquisition, whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

        - our ability to market and sell the T3E and SX-6 systems, and complete the development of the SV1ex, MTA-2 and SV2 systems;

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of sales could cause the market price of our common stock to decline. As of September 30, 2001, we had outstanding:

        -       42,103,680 shares of common stock;

        - 3,125,000 shares of Series A preferred stock convertible into 3,125,000 shares of common stock;

        -       warrants to purchase 14,901,096 shares of common stock;

        - stock options to purchase an aggregate of 10,243,128 shares of common stock, of which 4,595,471 options were then exercisable.

    Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. The shares of common stock underlying the Series A preferred stock are not available for public sale until May 2003.

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

U.S. EXPORT CONTROLS COULD HINDER OUR ABILITY TO MAKE SALES TO FOREIGN CUSTOMERS AND OUR FUTURE PROSPECTS. The U.S. government regulates the export of high-performance computer systems such as our products. Occasionally we have experienced delays in receiving appropriate approvals necessary for certain sales, which has delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue.

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

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS WILL NOT BE COMPETITIVE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to enhance our current products, to complete development of the MTA-2 and the SV2 systems, to sell the SX-6 system, and to develop successor systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. If we incur delays in developing our products or if such products do not gain broad market acceptance or become obsolete, our ability to develop and market our products will be reduced.

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

        Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard, Silicon Graphics, NEC Corporation (outside of North America), Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

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

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is listed for quotation on the Nasdaq National Market. To keep our listing on this market, Cray must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq's listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, if the market price of our common stock falls below $5.00 per share, we may become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market. While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The terms of our purchase of the assets of Cray Research contain provisions restricting our ability to transfer the assets of Cray Research. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, Compaq Computer, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003, or if Silicon Graphics were sold.

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our articles of incorporation and bylaws provide for:

        - a staggered board of directors, so that only three or four of ten directors are elected each year;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For the quarter ended September 30, 2001, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We plan on using forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

                A report on Form 8-K for an event of October 1, 2001, was filed on October 10, 2001, reporting the appointment of Michael P. Haydock as President and Chief Executive Officer of the Company under Item 5, "Other Events."

                A report on Form 8-K/A for an event of December 15, 2000, was filed on July 27, 2001 to amend a report on Form 8-K filed on January 4, 2001, reporting our promissory notes with two institutional investors under Item 5, "Other Events."

ITEMS 1, 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRAY INC.

November 14, 2001                           By: /s/  MICHAEL P. HAYDOCK
                                                Michael P. Haydock
                                                President and Chief Executive
                                                Officer

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