Form 10-K405
period 2001-12-31
CRAY INC
filed 2002-04-01
CIK 949158

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 28, 2002 was approximately $90,800,000, based upon the last sale price of $2.29 reported for such date on the Nasdaq National Market System.

   As of March 28, 2002, there were 45,127,474 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant's Annual Meeting of Shareholders to be held on May 29, 2002, are incorporated by reference into Part III.

================================================================================

                                    CRAY INC.

                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I
Item 1.       Business                                                                                 3
Item 2.       Properties                                                                              17
Item 3.       Legal Proceedings                                                                       17
Item 4.       Submission of Matters to a Vote of Security Holders                                     17
Item E.O.     Executive Officers of the Company                                                       18

PART II
Item 5.       Market for the Company's Common Equity and Related Stockholder Matters                  20
Item 6.       Selected Financial Data                                                                 21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations   22
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                              27
Item 8.       Financial Statements and Supplementary Data                                             27
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    28

PART III
Item 10.      Directors and Executive Officers of the Company                                         29
Item 11.      Executive Compensation                                                                  29
Item 12.      Security Ownership of Certain Beneficial Owners and Management                          29
Item 13.      Certain Relationships and Related Transactions                                          29

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        30

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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


                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

   We design, build, sell and service high performance computer systems, commonly known as supercomputers, and provide professional services to support our emphasis on providing solutions to our customers. We have leading edge technology, multiple product platforms, approximately 840 employees, a substantial worldwide installed base of computers, major manufacturing and service capabilities and extensive global customer relationships. We believe that our current products and those under development represent the future of supercomputing.

   We were incorporated under the laws of the State of Washington in December 1987. Our corporate headquarters offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, and our telephone number is (206) 701-2000.

CRAY ACQUISITION

   On April 1, 2000, we acquired the operating assets of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), and changed our corporate name from Tera Computer Company to Cray Inc. With that acquisition we became the leading company in the world dedicated solely to the development and sale of supercomputers. Prior to the acquisition, we had been developing for ten years one supercomputer product based on multithreaded architecture. We had sales to one customer, limited revenue, and approximately 125 employees. Through the acquisition we acquired about 775 employees located in over 20 countries, ongoing sales of supercomputer systems with several products in development, major manufacturing operations, an established service organization and substantial inventory.

   In particular, we acquired the Cray SV1 and T3E product lines and the code-named SV2 and other products under development, a service organization supporting Cray supercomputers installed in about 200 sites in the United States and overseas, integrated design and manufacturing capabilities, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a Technology Agreement, SGI assigned to us



--------

Cray, Cray-1, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray C90, Cray J90, Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray SX-6, Cray MTA, Cray MTA-2 and Cray MTX are trademarks of Cray Inc. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

various patents and other intellectual property and licensed to us the rights to other patents and intellectual property. We paid SGI $15 million in cash upon closing, $35.3 million pursuant to a non-interest bearing note that we paid in full in December 2000 and 1,000,000 shares of our common stock. We assumed real property leases for other Cray offices and holiday and other benefit obligations for the personnel who transferred from SGI to us.

   In acquiring the service of the installed base of Cray supercomputers, we assumed responsibility for the cost of servicing the Cray T90 vector computers. Because certain components in the T90 systems sold by SGI have unusually high failure rates, the cost of servicing these computers exceeds the related service revenue. We are continuing to take action that commenced prior to our acquisition of the Cray Research operations to address this problem, which will not be resolved until all T90 systems are removed from service. We recorded an initial reserve of $46.3 million to provide for anticipated future losses on the T90 service contracts. We apply a portion of this reserve to offset service costs quarterly based on our T90 service activities during that quarter. As of December 31, 2001, this reserve was $14.5 million.

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

   For these reasons, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company and discussions that relate to periods after April 1, 2000, refer to our combined operations as Cray Inc.


PRODUCT AND SERVICE OFFERINGS AND THE HIGH PERFORMANCE COMPUTER MARKET

   Since the pioneering Cray-1(R) system arrived in 1976, supercomputers -- defined simply as the most powerful class of computers at any time -- have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers years before becoming tractable on less-capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation. For engineering applications, high performance computers boost productivity and decrease the time to market for companies and products in a broad range of industries. The U.S. government has recognized that the continued development of high performance computer systems, which typically sell for multiple millions of dollars each, is of critical importance to the economic, scientific and strategic competitiveness of the United States.

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

   Applications promising future competitive and scientific advantage create a demand for more supercomputer power -- 10 to 1,000 times greater than anything available today, according to users. Automotive companies are targeting increased passenger cabin comfort, improved safety and handling. Aerospace firms envision more-efficient planes and space vehicles. The petroleum industry wants to "see" subsurface phenomena in greater detail. Urban planners hope to ease traffic congestion. Genomic and proteonomic research for safer and faster drug development are high on the wish list in medicine. The sequencing of the human genome promises to open an era of burgeoning research and commercial enterprise in the life sciences.

   Our customized supercomputer products provide high bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, we offer the largest variety of products and services in order to address the broadest range of customer requirements and market segments. A brief description of our products and professional services follows.

   Vector Supercomputer Systems. For certain important classes of scientific and industrial applications, vector supercomputer systems remain unequaled. Starting in 1976, Cray Research pioneered the use of vector systems in a variety of market sectors. Vector systems typically use a moderate number (one to 64) of custom processors, each of which is two to 100 times faster in practice than the fastest commercially available microprocessors at any time. Earlier, vector systems effectively were the only type of system available and therefore dominated the supercomputer market. In the past decade, supercomputers employing alternative designs ("architectures"), including the Cray T3E(TM) parallel system and other highly parallel systems, have emerged to capture substantial market-share. Today, increasingly powerful vector systems remain an important market factor and are typically reserved for the most demanding class of applications and workloads. Our vector systems include unique features, traditionally employed by classified government customers, that in preliminary tests have demonstrated substantial performance advantages over microprocessor-based systems for mainstream problem solving in the emerging bioinformatics market. The same unique features also are included in our Cray MTA-2(TM) systems.

   The Cray SV1ex(TM) system provides substantial enhancements to the predecessor Cray SV1(TM) product. The system's clock rate, at 500 megahertz, is among the fastest of any currently available supercomputer, vector or non-vector; and the Cray SV1ex system's cache-based memory, unique among vector supercomputers, significantly improves performance for problems that make good use of cache memory. The targeted selling focus for the SV1ex systems is 8 to 64 gigaflops (billions of calculations per second), with typical selling prices ranging from $1 million to $2 million. We expect to sell SV1ex systems primarily to existing customers as upgrades to older vector systems and to new customers engaged in bioinformatics research.

   In May 2001, our agreement with NEC Corporation to distribute and service NEC SX series vector supercomputers and their successors became effective. This agreement provides us with exclusive distribution and servicing rights in the United States, Canada and Mexico, and non-exclusive rights in the rest of the world. We currently market the NEC SX-6 system, rebranded as the Cray SX-6, to industrial, academic and governmental customers requiring intense computing power, very large high-performance memory and high I/O rates on a vector platform. These systems offer superior reliability in a balanced, commercial quality system. The targeted selling focus for the SX-6 supercomputers will be from 16 to 64 gigaflops, with expected selling prices ranging from $1.5 million to $3 million.

   Microprocessor-based Highly Parallel Systems. In recent years highly parallel supercomputer products have captured substantial market share by providing greater performance and price/performance on a range of less-challenging applications. Highly parallel supercomputers, often referred to as "clusters," typically link together tens, hundreds or thousands of standard microprocessors to act either concurrently on multiple tasks, or in concert on a single computationally-intensive task. In these systems, each processor typically is directly connected to its own private ("distributed" or "local") memory and the programmer must manage the movement of data among memory units. As a result, computer systems relying on this architecture can be difficult to program and are most suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other and do not require the high memory and interconnect system bandwidth of supercomputers such as the Cray SX-6 system or the forthcoming Cray SV2(TM) and Cray MTA-2 systems.

   The Cray T3E system, introduced in 1996 and able to employ up to 2,048 processors, is widely recognized as the first technically and commercially successful highly parallel system. The Cray T3E is among the world's fastest supercomputers for actual ("sustained") performance on real applications and was named "Supercomputer Product of the Year" for the year 2000 by the readers of Scientific Computing & Instrumentation magazine. In 2000 and 2001 we sold and installed T3E systems for approximately $18.5 million and $21 million, respectively, and we anticipate a T3E system sale of approximately $15 million in 2002. T3E systems utilize some components no longer possible to obtain, and will be succeeded for the most challenging classes of problems by the Cray SV2 system and for less-challenging problems by Cray cluster solutions.

   In February 2002 we announced plans to market high-performance cluster solutions and services worldwide using PowerEdge servers obtained from Dell Computer Corporation. We will sell and provide direct customer support for high performance computer solutions that combine scalable, cost-effective Dell PowerEdge servers and storage, open-source Linux based operating software operating systems and our value-added high performance computer technologies and services. In addition to installation, maintenance and support services, we offer site planning, system integration and training, and hardware and software customization services through our Professional Services organization. Target markets are enterprises seeking production quality high-performance computing at attractive pricing. We expect primarily to sell cluster systems combined with professional and maintenance services, with expected prices ranging from $500,000 to $2.5 million.

   Cray SV2 System (code named). We are currently developing the revolutionary code-named Cray SV2 system, which incorporates in its design both vector processing capabilities from the long line of Cray Research vector systems and highly parallel capabilities analogous to those of our T3E system. The SV2 is an "extreme performance" supercomputer aimed at the high end of the vector processing market and the high end of the market for highly parallel systems. The SV2 has been under development since 1997, and first customer ship is scheduled for the second half of 2002. Our expected selling focus for the SV2 is 200 gigaflops to multiple tens of teraflops (trillions of calculations per second). The U.S. government is providing substantial funding support for the development of the SV2 system and conducts rigorous progress reviews on a quarterly basis. Our SV2 development has satisfactorily completed all quarterly reviews to date.

   Multithreading Systems. We were formed originally to pursue a significant breakthrough in high-performance computing by developing a scalable uniform shared memory, latency tolerant system that utilizes a multithreaded architecture and a high bandwidth interconnection system. In 2000 and 2001 we were heavily engaged in reimplementing the MTA(TM) system from gallium arsenide technology to more-mainstream CMOS (complementary metal-oxide silicon) technology. The first MTA-2 system was delivered in December 2001 to the Electronic Navigation Research Institute in Japan. In February 2002, we delivered a 16-processor MTA-2 system to the Naval Research Laboratory, and plan to increase that system to 40 processors in April 2002. The Naval Research Laboratory plans to make this system available for investigative purposes to its own researchers and to the Department of Defense national research community. With the MTA-2 system, we are targeting customers in the defense community, in scientific research -- including burgeoning new life sciences fields such as bioinformatics, and in advanced imaging. The MTA-2 is aimed at new applications not well served by vector or highly parallel systems, such as dynamically adaptive meshes, data sorting and problems benefiting from advanced scalability, large uniform shared memory and easier parallel programming. The MTA-2 has shown a significant performance advantage, for example, on so-called Monte Carlo codes used in a wide range of sectors, from nuclear physics to medicine to finance.

     Professional Services. In December 2001, we formed a Professional Services organization to support our emphasis on providing solutions rather than just computer systems to our customers. Our professional services team provides consulting, integration, custom hardware and software engineering, advanced computer training, site engineering, data center operation and time-share computing services. These professional services leverage our reputation and skills for services and industry technical knowledge. We offer these services into all high-performance computing markets, both in connection with and independent of product sales.

SOFTWARE

   We offer UNIX-based operating systems, compiler software and diagnostic tools. We currently support multiple operating systems, including UNICOS/mk(R) in the T3E, UNICOS(R) in the SV1ex and earlier vector processing systems and a UNIX-based system called Cray MTX(TM) for the Cray MTA-2 system. The SV2 operating system will be UNIX-based with common UNICOS extensions. The Cray SX-6 system and successors use NEC's SUPER-UX(TM) operating system, also based on UNIX.

   We continue to design and build highly optimizing programming environments and performance management diagnostic software products that allow our customers to obtain maximum benefit from our systems. In addition to supporting third-party applications, we also research advanced algorithms and other approaches to improving application performance. We also purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing on our own resources where we add the highest value.

MAINTENANCE AND SUPPORT

   Our extensive worldwide maintenance and support systems provide us with a competitive advantage. Our employees providing these services include field service engineers, product and applications specialists and product support engineers, usually based at customer sites and supported by a central support services group located in Chippewa Falls, Wisconsin. On December 31, 2001, we had 109 support personnel in the field in the U.S., another

87 support personnel in other countries and 43 employees providing central support services, including extensive data center operations.

   In 2000 and 2001 we have been performing maintenance services under existing SGI maintenance contracts as a sub-contractor to SGI; we now have been successful in having almost all of these contracts assigned to us. Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support monthly, others pay on a quarterly or annual basis.

SALES

   We primarily sell our system products through our direct sales force that operates throughout the United States and in all significant international markets. We serve smaller international markets through representatives and distributors.

   We had 28 sales staff, including sales representatives, sales managers, pre-sale analysts and administrative personnel located in the United States and 45 sales staff located internationally, as of year-end 2001.

   No single end-user customer accounted for 10% or more of our revenue for each of the last three years, but agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 85% of our 2001 revenue and 54% of our 2000 revenue. Information with respect to our international operations and export sales is set forth in Note 14 to the Consolidated Financial Statements included in Part II,
Item 8 of this Form 10-K.

MARKETING

   Our marketing staff has a strategic focus on issue areas and those solutions that will facilitate our customers' success in solving their most challenging scientific and engineering problems. On December 31, 2001, we had 29 employees in our marketing group, all in the United States.

RESEARCH AND DEVELOPMENT

   We are committed to leadership in the high performance computer market. Our leadership depends on successful development and introduction of new products and enhancements to existing products. Prior to April 2000, our primary research and development activity was the design of the hardware components and software required for our MTA system. Since April 2000, we have continued development of the MTA-2 system, enhancements to the Cray T3E system and to the Cray SV1 series that led to the SV1ex system, and the SV2 system. In 2002 the SV2 system and its successors will consume a major portion of our research and development expenditures. We expect that our cluster system offerings will involve software development with minimal hardware engineering, and we do not anticipate any development expenditures on the Cray SX-6 and successor SX systems.

   Our research and development expenses, net of governmental funding, were $15.2 million in 1999, $48.4 million in 2000 and $53.9 million in 2001. These amounts represent 720%, 41% and 40%, respectively, of total revenue. We received government funding of $72,000 in 1999, $9.3 million in 2000 and $12.6 million in 2001. While we will be required to continue to devote a substantial portion of our resources to research and development activities, our goal is to have research and development expenses represent approximately 15-18% of revenue. We expect to achieve this goal primarily by increasing revenue while maintaining tight control of research and development expenditures and seeking additional government support for our research and development activities.

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

   Our manufacturing facilities are located in Chippewa Falls, Wisconsin. We maintain a development and support capability in Seattle, Washington. At December 31, 2001, we had 128 full-time employees in manufacturing, with 106 located in Chippewa Falls, Wisconsin.

   Our systems incorporate components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits and processors, interconnect systems and memory products. We obtain integrated circuits for our vector and SV2 systems from IBM and for the MTA-2 system from Taiwan Semiconductor Manufacturing Corporation; IBM also provides packaging for our vector and SV2 systems while Kyocera America, Inc., provides packaging for our MTA-2 system; we obtain processors for our T3E system from Compaq Computer; we obtain custom interconnect components for our T3E and MTA-2 systems from InterCon Systems, Inc., and we obtain input/output systems for our MTA-2 and SV2 systems from Sun Microsystems, Inc. We obtain custom memory products for our vector, MTA-2 and T3E systems from Samsung Semiconductor, Inc. We acquire power modules and spray cap cooling systems for the SV2 from SAE Power Incorporated and Parker Hannifin Corporation, respectively. We use Celestica, Inc., to assemble our vector, SV2 and T3E systems and for repair of components for these systems.

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

   Participants in the high performance computer market include IBM and NEC Corporation. To date, Japanese suppliers have been largely unsuccessful in the U.S. high performance computer market but have been enjoying success in foreign markets. We have exclusive rights to market NEC vector processing supercomputers in North America, subject to certain volume requirements; we have non-exclusive rights to market these computers elsewhere, and we are competing with NEC in the rest of the world. We compete by offering systems with superior performance, coupled with our excellent post-sale service capabilities and established customer relationships.

   A number of companies, including IBM, Silicon Graphics, Inc., Sun Microsystems, Inc., Hewlett-Packard Corporation and Compaq Computer Corporation, offer clusters or other highly parallel systems for the high performance market. While our T3E system competes primarily on performance, we expect that our cluster offerings will compete on price/performance, increasingly differentiated software capabilities and superior pre-sales and post-sales services.

   In the provision of professional services, we compete with other high performance computer companies, such as IBM, Compaq Computer and Silicon Graphics, when the professional services opportunity relates to a supercomputer sale. In circumstances not related to a product sale, we compete with competitors such as IBM Global Services, Science Applications International Corporation and various smaller consulting firms. We compete primarily based on the technical expertise of our employees.

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

There can be no assurance that such arrangements will not be terminated or that we will be able to enter into similar arrangements on favorable terms if required in the future. In addition, if such agreements were breached, there can be no assurance that we would have adequate remedies for any breach. Although we have not been a party to any material intellectual property litigation, third parties may assert proprietary rights claims covering certain of our products and technologies.

   We have a number of patents relating to our hardware and software systems. We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray SV2 systems. Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe our patents and applications have value, no single patent is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

   There can be no assurance that the steps we take will be adequate to protect or prevent the misappropriation of our intellectual property. Litigation may be necessary in the future to enforce patents we obtain, and to protect copyrights, trademarks, trade secrets and know-how we own. Such litigation, if necessary, could result in substantial expense to us and a diversion of our efforts.

EMPLOYEES

   As of December 31, 2001, we employed 842 employees (compared to 886 at the end of 2000) on a full-time basis, of whom 300 were in development and engineering, 128 were in manufacturing, 73 were in sales, 29 were in marketing, 270 were in field service and 42 were in administration. We also employed 51 individuals on a part-time or temporary basis or as interns. We have no collective bargaining agreement with our employees. We have never experienced a work stoppage and believe that our employee relations are excellent.


FACTORS THAT COULD AFFECT FUTURE RESULTS

   The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in 2002 and following years will depend upon completing the development of the MTA-2 and the SV2 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems would make it difficult for us to develop and market these systems. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. If our vendors are unable to manufacture our components to our design specifications on a timely basis, the completion of our products will be delayed. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We also may find flaws in our system software which require correction. Redesign work may be costly and cause delays in the development of these systems, and could make it more difficult for these systems to be successful as commercial products.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD LIMIT OUR REVENUE AND OUR ABILITY TO BE PROFITABLE. We will depend on sales of our current products - the Cray SV1ex series, T3E systems, Cray SX-6 and cluster systems - for significant product revenue in 2002. To obtain these sales, we need to assure our customers of product performance and cost effectiveness and overcome market difficulties applicable to each system. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

LACK OF SALES OF THE SX-6 SYSTEM COULD DECREASE OUR REVENUE AND DELAY PROFITABILITY. Cray SX-6 systems from Japan have just become available for delivery in North America, which has delayed our sales efforts. These sales would be adversely affected if NEC does not develop a follow-on product to the SX-6. Supercomputers from Japan have not been available for sale in the United States since 1997, and there may be reluctance among traditional customers, such as governmental agencies and research organizations and industrial users, to purchase supercomputers from non-U.S. sources. In addition, we must appropriately place the SX-6 system within our own product line to avoid customer and market confusion. If we do not obtain certain volumes of sales of Cray SX-6 systems through March 2003, we may lose our North American exclusivity for this product. Competing successfully with NEC with respect to sales of the SX-6 system outside of North America is difficult.

WE MAY NOT BE SUCCESSFUL IN CONTRACTING TO PROVIDE OUR PROFESSIONAL SERVICES, WHICH WOULD DECREASE REVENUE AND AFFECT PROFITABILITY. Our entry into the professional services market is new. We will be using our employees with subject matter expertise, led by experienced professional service leaders we have recently hired, to staff professional services projects on a project-by-project and customer-focused basis. We need to refine our approach and develop methodologies that change the way we have conducted business in the past. We compete with companies with larger staffs and more experience in the marketing and provision of professional services. For these reasons our entry into the professional services market may not be successful.

LACK OF SALES OF CLUSTER SYSTEMS WOULD REDUCE OUR REVENUE AND DELAY PROFITABILITY. We expect that sales of cluster systems will begin in the second half of 2002. There are many competitive cluster solutions and pressure on margins is severe. We expect to compete based on increasingly differentiated software, pre-sales integration services, our reputation for excellent post-sales maintenance and support services and our professional services assisting cluster customers finding solutions for their problems. If we cannot develop commercially acceptable software solutions or our services are not sufficiently well-received, then we will have difficulty selling cluster solutions at prices that generate appropriate margins.

GENERAL ECONOMIC AND MARKET CONDITIONS COULD DECREASE OUR REVENUE, INCREASE OUR NEED FOR CASH AND DELAY PROFITABILITY. While most of our business is related to the government sector, which is relatively immune to short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures has affected sales to our industrial customers and may continue to do so. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and delay profitability.

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD INCREASE OUR CAPITAL REQUIREMENTS AND DECREASE OUR ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT. We have targeted U.S. and foreign government agencies and research laboratories as important sales prospects for all of our products. A few of these agencies fund a portion of our development efforts. The U.S. government historically has facilitated the development of, and has constituted a market for, new and enhanced very high-performance computer systems. Congressional action with respect to the 2002 budget was delayed due to the events of September 11, 2001. The failure of U.S. and foreign government agencies to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, or continued delays in funding, would cause us to increase our need for capital and reduce our research and development expenditures.

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

IF THE U.S. GOVERNMENT PURCHASES FEWER SUPERCOMPUTERS, OUR REVENUE WOULD BE REDUCED. Historically, sales to the U.S. government have been a significant market for supercomputers. In the twelve months ended December 31, 2001, approximately 85% of our revenue was derived from sales to various agencies and departments of the U.S. government. Sales to the U.S. government may be affected by factors outside our control, such as changes in procurement policies and budget considerations. If the U.S. government were to stop or reduce its use and purchases of supercomputers, our revenue would be reduced.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We also use a contract manufacturer to assemble our SV1ex and T3E components, and plan to do so for our MTA-2 and SV-2 systems also. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

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

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. We expect to have positive cash flow over the next twelve months from our anticipated product sales, professional services, maintenance services and government funding of research and development expenses coupled with limitations on operating expenses and capital expenditures. At any time, given the high average selling price of our products, our cash position is impacted by the timing of product sales, receipt of prepaid maintenance and receipt of government funding of research and development activities. Delays in the development of either the MTA-2 or SV2 system may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability, general economic conditions and/or failure to receive sufficient governmental support for our products and research activities. In addition, we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the business operations of

Cray Research and have had two profitable quarters since that acquisition, whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

- our ability to market and sell the SV1ex, T3E, SX-6 and cluster systems, engage professional services clients and complete the development of the MTA-2 and SV2 systems;

-   the level of revenue in any given period;

-   the cost of servicing the T90 installed base;

-   the terms and conditions of sale or lease for our products; and

- our expense levels, particularly for research and development and manufacturing and service costs.

FAILURE TO OBTAIN RENEWAL OF SERVICE CONTRACTS WILL REDUCE OUR REVENUE AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. In 2000 and 2001 we have been performing maintenance services under existing SGI maintenance contracts as a subcontractor to SGI; we now have been successful in having almost all of these contracts assigned to us. As these contracts expire, however, we need to sell new maintenance service contracts to these customers. Revenue from service contracts have declined from approximately $125 million in 1999 to approximately $83 million in 2001 and are expected to further decline until we develop, sell and install new products. If customers do not renew their maintenance service contracts with us, our revenue and earnings will be reduced.

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR EARNINGS. Some of the components in the T90 vector computers sold by SGI before our acquisition of the operations of Cray Research have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $14.5 million as of December 31, 2001, to provide for anticipated future losses on the T90 maintenance service contracts.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS WILL NOT BE COMPETITIVE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, to complete development of the MTA-2 and the SV2 systems and to develop successor systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. If we incur delays in developing our products or if such products do not gain broad market acceptance or become obsolete, our ability to develop and market our products will be reduced.

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of sales could cause the market price of our common stock to decline. As of December 31, 2001, we had outstanding:

-   42,217,859 shares of common stock;

- 3,125,000 shares of Series A preferred stock convertible into 3,125,000 shares of common stock;

-   warrants to purchase 15,178,198 shares of common stock;

- debentures convertible into an indeterminable number of shares of common stock (a minimum of 3,957,447 shares); and

- stock options to purchase an aggregate of 10,990,772 shares of common stock, of which 4,936,938 options were then exercisable.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. The shares of common stock underlying the Series A preferred stock are not available for public sale until May 2003. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, debentures and options, could depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices. The existence of outstanding convertible debentures, warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

THE CONVERSION OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS MAY SUBSTANTIALLY DILUTE OUR COMMON SHAREHOLDERS. In November 2001, we issued 5% convertible subordinated debentures in the aggregate original principal amount of $9,300,000, convertible into shares of our common stock as described below, and common stock purchase warrants for an aggregate of 367,590 shares of our common stock at an initial exercise price of $4.4275 per share, exercisable until November 6, 2004. The holders of the debentures can choose to convert all or a portion of the principal amount outstanding into shares of our common stock at any time before the maturity date of November 6, 2004. The debentures are convertible into common stock at a fixed conversion price of $2.35 per share from the date of issuance until maturity. In addition, during each three-month period beginning on February 6, 2002, each holder may convert on a cumulative basis up to 25% of the original principal amount of each holder's debenture at a floating conversion price. The floating conversion price is equal to 94% of the average of the 7 lowest daily volume weighted average prices during the 20 trading days immediately prior to the date upon which the debenture is converted.

    The following table outlines the number of shares of common stock that would be issuable upon conversion in full of the debentures at several hypothetical conversion prices. The table also sets forth the total number of shares the investors would beneficially own at such hypothetical adjustment prices, and assuming exercise in full of the warrants, and the percentage that such shares would constitute of our resulting outstanding common stock, assuming the investors had not purchased or sold any of our securities.

    During the period from January 1, 2001, through March 28, 2002, the closing price of our common stock has ranged from a low of $1.53 to a high of $3.45 per share, while in 2000, the closing prices ranged from a low of $1.125 to a high of $11.50 per share.

                         Shares Issuable
                              Under          Shares Issuable       Total Shares        Total Shares as a
    Hypothetical           Convertible            Under             Issuable to            Percent of
Conversion Price (1)     Debentures (1)          Warrants            Investors       Outstanding Stock (2)
--------------------     ---------------     ---------------       ------------      ---------------------
      $1.00                 9,300,000             367,590            9,667,590               17.6%
      $1.25                 7,440,000             367,590            7,807,590               14.7%
      $1.50                 6,200,000             367,590            6,567,590               12.7%
      $1.75                 5,314,286             367,590            5,681,876               11.2%
      $2.00                 4,650,000             367,590            5,017,590               10.0%
      $2.25                 4,133,333             367,590            4,500,923                9.1%
      $2.35 (3)             3,957,447             367,590            4,325,037                8.7%

----------

(1) Assumes conversion in full of all debentures at the hypothetical conversion price set forth above. Assumes interest is paid in cash and not in shares of common stock.

(2) Based on 45,127,474 shares of common stock outstanding on March 28, 2002, plus the shares issuable to the investors under the debentures and the warrants shown above.

(3) At floating conversion prices above $2.35 per share, the investors would convert at the fixed conversion price of $2.35 per share.

    The conversion prices of the debentures and the exercise price of the warrants could be lower than the trading price of our common stock from time to time. The debentures are convertible into common stock at a fixed conversion price of $2.35 per share from the date of issuance until maturity, and a floating conversion price as described earlier. The floating conversion price generally ensures that the debentures can be converted at a discount from the market price of our common stock at the time of conversion. For that reason, we expect the investors ultimately to convert the entire principal amount of the debentures and to resell the common stock issued to them. The potential or actual issuance of shares under the debentures and upon exercise of the warrants could have a substantial dilutive impact on the holders of our common stock.

THE SALES OF MATERIAL AMOUNTS OF OUR COMMON STOCK UPON CONVERSION OF THE DEBENTURES, OR THE PROSPECT OF SUCH SALES, COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES. Our common stock price may decrease if the holders of the debentures elect to convert and resell their shares of common stock. In particular, as the price of our common stock decreases, if the holders of the debentures elect to convert, we will be required to issue more shares of our common stock, based on the floating conversion price, for any given dollar amount invested by the holders of the debentures. See the table above under "The Conversion of the Debentures and the Exercise of the Warrants May Substantially Dilute Our Common Shareholders." Any future issuance of a significant number of common shares, or any future sales by the investors of a significant number of common shares, or the prospect of such issuances or sales, could reduce the market price of our common stock. This may encourage short sales by third parties, which could place further downward pressure on the price of our common stock.

OUR ABILITY TO OBTAIN FUTURE FINANCING MAY BE HINDERED BY THE UNCERTAIN AND POTENTIALLY SUBSTANTIAL NUMBER OF SHARES ISSUABLE UNDER THE DEBENTURES. The shares issuable upon conversion of the debentures are linked to a percentage discount to the market price of our common stock at the time of the conversion. We cannot predict the number of shares of common stock that may be issued upon conversion. The lower the price of our common stock at the time of conversion, the more shares of common stock that we will be required to issue upon conversion, which will further dilute holders of our other securities. See the table above under "The Conversion of the Debentures and the Exercise of the Warrants May Substantially Dilute Our Common Shareholders." In addition, any financing transactions prior to May 6, 2002, require the consent of the holders of a majority of the debentures then outstanding. These provisions may hinder our ability to obtain additional financing.

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

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET, OUR REVENUE WILL DECLINE. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Periodic announcements by our competitors of new high-performance computer systems and price adjustments may reduce customer demand for our products. Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Compaq Computer, Hewlett-Packard, Silicon Graphics, and NEC Corporation (outside of North America). Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. At any time, third parties may assert intellectual property claims against us. Such claims, if proved, could require us to pay substantial damages or redesign our existing products. Even meritless claims would require management attention and would cause us to incur significant expense to defend. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

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

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is listed for quotation on the Nasdaq National Market. To keep our listing on this market, Cray must meet Nasdaq's listing maintenance standards. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq's listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market. While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

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

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our articles of incorporation and bylaws provide for:

- a staggered board of directors, so that only two or three of eight directors are elected each year;

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

ITEM 2. PROPERTIES

   The Company's principal properties are as follows:

                                                                                                     APPROXIMATE
   LOCATION OF PROPERTY                 USES OF FACILITY                                           SQUARE FOOTAGE
   --------------------                 ----------------                                           --------------
   Chippewa Falls, Wisconsin ......     Manufacturing, vector and SV2 hardware development,           222,000
                                        central service and warehouse
   Seattle, Washington.............     Executive offices, MTA  and cluster hardware and               85,000
                                        software development, marketing
   Mendota Heights, Minnesota .....     Vector and SV2 software development, sales and marketing       40,000
                                        operations

   We lease the properties described above except that we own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin.

   We also lease a total of approximately 10,654 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 22,720 square feet of office space. We believe our facilities are adequate to meet our needs in 2002.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

ITEM E.O. EXECUTIVE OFFICERS OF THE COMPANY

   Our executive officers as of April 1, 2002, were as follows:

                NAME                AGE                         POSITION
                ----                ---                         --------
       Burton J. Smith              61      Chief Scientist

       James E. Rottsolk            57      Chairman, President and Chief Executive Officer

       Kenneth W. Johnson           59      Vice President - Legal, General Counsel, and Secretary

       Lori C. Kaiser               44      Vice President - Marketing and Strategic Planning

       David R. Kiefer              53      Vice President - Product Engineering and Manufacturing

       Gerald E. Loe                52      Vice President - Worldwide Sales and Service

       Douglas C. Ralphs            43      Vice President - Finance and Chief Financial Officer

       Richard M. Russell           57      Vice President - Sales and Service, Asia Pacific

   Burton J. Smith is one of our co-founders and has been our Chief Scientist and a Director since our inception in 1987. He served as our Chairman from 1987 to June 1999. He is a recognized authority on high performance computer architecture and programming languages for parallel computers, and is the principal architect of the MTA system. Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

   James E. Rottsolk is one of our co-founders and serves as our Chairman, President and Chief Executive Officer. He served as our President and Chief Executive Officer since our inception through September 2001, and was reappointed to those positions in March 2002. He has served as Chairman of the Board since December 2000. Prior to 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received a B.A. degree from St. Olaf College and A.M. and J.D. degrees from the University of Chicago.

   Kenneth W. Johnson serves as Vice President - Legal, General Counsel and Secretary and has held those positions since joining us in September 1997. From September 1997 to December 2001 he also served as our Vice President - Finance and Chief Financial Officer. Prior to joining us, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.

   Lori C. Kaiser serves as Vice President - Marketing and Strategic Planning, a position she has held since December 2001. She joined us in May 2001 as Director of Strategic Planning. Before joining us, she consulted with software start-up companies from 2000 to 2001, and she held senior operational and sales positions at Icicle Seafoods, Inc. from 1995 to 2000. Prior to 1995 she held various marketing, operations and financial management positions in several industries, including audit and consulting positions with Deloitte & Touche LLP from 1981 to 1991. Ms. Kaiser has a B.A. in business from the University of Washington and is a certified public accountant in the State of Washington.

   David R. Kiefer serves as Vice President - Product Engineering and Manufacturing, a position he has held since December 2001. From April 2000, when he joined us, through December 2001, he held the position of Vice President - Hardware Engineering. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.

   Gerald E. Loe serves as Vice President - Worldwide Sales and Service, a position he has held since December 2001. He joined us in 1992 as Vice President
- Hardware Engineering; he was named Vice President - Hardware Engineering in 1996 and Vice President - Worldwide Service in April 2000. Prior to joining us, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received a B.S.M.E. from the Massachusetts Institute of Technology and a M.B.A. from Harvard Business School.

   Douglas C. Ralphs serves as Vice President - Finance and Chief Financial Officer, positions he has held since December 2001. Previously he served as Vice President - Corporate Controller from November 2000, when he joined us. He was chief financial officer at Interpoint, Inc. from 1998 until October 2000, and held various financial management positions at Itron, Inc. from 1989 to 1998, serving as treasurer from 1997 to 1998. He previously held financial positions with Hewlett-Packard Co. and Morrison Knudsen. He received a M.B.A. from the University of Chicago and a B.A. from Boise State University.

   Richard M. Russell serves as Vice President - Sales and Service, Asia Pacific, a position he has held since December 2001. He joined us as Director of New Business Development in 1995 and was named as Vice President - Marketing in March 1998. In February 2000 he was appointed Vice President - International. Prior to joining us, he worked in a variety of sales and marketing positions at several high technology companies, including Cray Research, Inc. from 1976 through 1990 and Kendall Square Research Corporation from 1991 through 1994. Mr. Russell was educated in England.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On March 28, 2002, we had 45,127,474 shares of common stock outstanding that were held by 841 holders of record. We have not paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facilities restrict our ability to pay cash dividends.

   The quarterly high, low and closing sales prices of our common stock for the periods indicated are as follows:

                                     2000                             2001
                          ---------------------------      ---------------------------
                          HIGH        LOW       CLOSE      HIGH        LOW       CLOSE
                          -----      -----      -----      -----      -----      -----
First Quarter ......      11.50       4.13       6.44       2.94       1.59       1.84
Second Quarter .....       6.88       3.00       3.44       2.71       1.53       2.38
Third Quarter ......       7.63       3.28       4.67       3.45       1.71       1.96
Fourth Quarter .....       4.50       1.13       1.50       2.91       1.71       1.87

   On March 28, 2002, the closing sales price for the common stock was $2.29.

Unregistered Private Sales of Securities

    In November 2001, we sold to six accredited investors (i) 5% convertible subordinated debentures in the aggregate original principal amount of $9,300,000, convertible into shares of our common stock as described below, and
(ii) common stock purchase warrants exercisable into an aggregate of 367,590 shares of our common stock at an initial exercise price of $4.4275 per share, exercisable until November 6, 2004. The placement closed in two tranches, on November 6 and 15, 2001. The six investors were Riverview Group, LLC, Omicron Partners, LP, Laterman & Co., Forevergreen Partners, Clarion Capital Corporation and The Morton A. Cohen Revocable Living Trust. We received gross proceeds of $9,300,000 in exchange for the issuance of the debentures and the warrants. After payment of the finder's fee and other expenses of the offering, the net proceeds of the offering were approximately $8,550,000. No underwriters were involved in this private placement.

    The Convertible Subordinated Debentures. The debentures bear interest at the rate of 5% per year, payable semi-annually commencing May 6, 2002. We can elect to pay interest in cash or in shares of our common stock. The debentures mature on November 6, 2004.

    The holders of the debentures can choose to convert all or a portion of the principal amount outstanding into shares of our common stock at any time before the maturity date of November 6, 2004. The debentures are convertible into common stock at a fixed conversion price of $2.35 per share from the date of issuance until maturity. In addition, during each three-month period beginning on February 6, 2002, each holder may convert on a cumulative basis up to 25% of the original principal amount of each holder's debenture at a floating conversion price. The floating conversion price is equal to 94% of the average of the 7 lowest daily volume weighted average prices during the 20 trading days immediately prior to the date upon which the debenture is converted.

    On the maturity date of November 6, 2004, the holders are obligated to convert any remaining principal into common stock at a conversion price equal to the average of the closing prices during the 15 trading days immediately prior to the maturity date.

    We are not required to issue to the debenture holders in excess of 8,422,204 shares below the market price of our common stock in accordance with Nasdaq rules, or such greater number of shares permitted under Nasdaq Rule 4350(i). In such event, the debenture holders may elect to require us to convert the debentures at the lowest possible conversion price that complies with Nasdaq rules or to redeem the portion of the debentures which were not able to be converted by payment of 105% of the outstanding principal, plus accrued interest, if the redemption were by May 6, 2002, or of 110% of the outstanding principal, plus accrued interest, if the redemption were after May 6, 2002, provided that we are not obligated to redeem more than 25% of the original principal amount of the debentures every three months on a cumulative basis beginning on February 6, 2002.

    A debenture holder may not convert its debenture or receive shares of our common stock as payment of interest to the extent that, at the time of the conversion or payment, the sum of (i) the number of shares of our common stock beneficially owned by the holder plus (ii) the number of shares to be issued upon conversion and payment would exceed 4.999% of the number of shares of our common stock then issued and outstanding, including other shares of our common stock issuable upon conversion of, or payment of interest on, the holder's debenture. The holder may terminate this restriction upon 61 days' prior notice to us.

    The Warrants. The warrants are exercisable for a total of 367,590 shares of our common stock at an exercise price of $4.4275 payable in cash. The warrants are exercisable until November 6, 2004. The number of shares issuable upon exercise and the exercise price are subject to adjustment in the event of a stock dividend, a stock split or combination or a reclassification of our common stock, but otherwise do not have exercise price adjustments.

    The sale of the debentures and the warrants to the investors was exempt from the registration provisions of the Securities Act, under Sections 4(2) and 4(6) of the Securities Act, and the rules and regulations thereunder, because of the nature of the offerees and investors and the manner in which the offering was conducted.

   Further information regarding the debentures, the warrants and this transaction is contained in our Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2001.

ITEM 6. SELECTED FINANCIAL DATA

   Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business unit acquired on April 1, 2000. Period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. See "Business - Cray Acquisition" above.

                                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                    1997            1998            1999            2000            2001
                                                  ---------       ---------       ---------       ---------       ---------
Operating Data:
  Product Revenue ..........................      $               $   1,274       $   1,794       $  46,617       $  51,105
  Service Revenue ..........................                            714             320          71,455          82,502
  Cost of Product Revenue ..................                          3,759          15,165          32,505          30,657
  Cost of Service Revenue ..................                            584             273          34,077          41,181
  Research and Development .................         13,142          13,664          15,216          48,426          53,926
  Net Loss .................................        (15,755)        (19,803)        (34,532)        (25,388)        (35,228)
  Comprehensive Loss .......................        (18,672)        (20,736)        (34,647)        (25,516)        (35,862)
  Net Loss per Common Share ................      $   (2.13)      $   (1.70)      $   (1.74)      $   (0.78)      $   (0.87)
  Weighted Average Outstanding Shares ......          8,785          12,212          19,906          32,699          40,632
Balance Sheet Data:
  Cash and Cash Equivalents ................      $  13,329       $   3,162       $  10,069       $   4,626       $  12,377
  Working Capital ..........................         14,342           7,269           9,208         (25,970)         (5,724)
  Warranty Reserves, Long-term Portion .....                                                         14,285           8,479
  Capital Leases, Long-term Portion ........            532             573             390             284             421
  Term Loan Payable ........................                                                                          6,071
  Notes Payable, Long-term Portion .........                                          1,022             254           8,387
  Total Assets .............................         20,859          20,288          23,410         136,193         127,087
  Redeemable Securities ....................          9,478
  Shareholders' Equity .....................          6,368          11,889          14,307          36,147          39,750
Statistical Data:
  Number of Full-time Employees ............             84             109             123             886             842

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under "Business -- Factors That Could Affect Future Results" beginning on page 9. The following discussion should also be read in conjunction with the Financial Statements and accompanying Notes thereto.

OVERVIEW

   We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market four computer systems, the Cray SV1ex, Cray T3E, Cray SX-6 and cluster solutions, and provide maintenance services to the world-wide installed base of these and earlier models of Cray computers. We are developing two new computer systems, the MTA-2, based on our multithreaded architecture system, and the SV2, which will combine elements of the SV1 and T3E computers. We recently have commenced offering professional services to leverage our reputation and skills for services and industry technical knowledge.

   In 2000 and for part of 2001 we largely were involved in the separation of the Cray Research operations from those of SGI and integrating them with our own. This process included establishing separate network, communications and other infrastructure services, reconstituting the marketing and sales operations, setting up subsidiary operations for international sales and services, implementing new operational policies and procedures, and identifying and filling openings in management, administration and other areas. This process largely has been completed.

   We have experienced net losses in each year of operations. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000 and $34.5 million in 1999.

   We recognize revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue.

   Factors that should be considered in evaluating our business, operations and prospects and that may affect our future results and financial condition are set forth above, beginning on page 9.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion as well as disclosures included elsewhere in this Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

    T90 Reserve. We acquired service contracts in the Cray Research acquisition for T90 vector computers. Some of the components in the T90 vector computers, which were sold prior to the acquisition, have an unusually high failure rate. At the date of the acquisition we recorded a warranty reserve of $47.5 million to reflect our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers, we reduce the amount of the warranty reserve. As of December 31, 2001, our total warranty reserve balance is $15.0 million, of which $14.5 million relates to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. To date, our estimates of the costs incurred to service the T90 vector computers have approximated the actual costs we have incurred. We believe that the warranty reserve balance at December 31, 2001, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

    Inventories. We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is discovered that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may require to sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. As of December 31, 2001, we had an allowance for excess and obsolete inventory of $8.5 million applied against our gross inventory balance of $27.4 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We may have future sales of inventory previously written down to zero. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

    Goodwill. Approximately 18% of our assets as of December 31, 2001, consist of goodwill resulting from our acquisition of Silicon Graphics in 2000.
As discussed below in the "Recent Accounting Pronouncements" section, we adopted SFAS No. 142 on January 1, 2002, and will no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

   With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not indicative of results for any subsequent period.

   Revenue. We had revenue from product sales of $51.1 million for 2001, up from $46.6 million in 2000 and $1.8 million in 1999. Product revenue represented 38% of total revenue for 2001 and consisted primarily of $19.1 million for our SV1 and SV1ex product line and $27.3 million for our T3E product line, including $2.2 million from the sale of inventory previously written down to a zero cost basis. Product sales revenue were less than anticipated due to delays in completing the SV1ex enhancements, with the first complete SV1ex product shipment not occurring until late November 2001. Product sales for Cray Research products declined during each of the three years prior to our acquisition of the Cray Research business unit, primarily because SGI had stopped development funding of new Cray Research products. We expect that our product sales revenue will increase as we introduce upgrades to the current product line and our new products currently under development. 1999 revenue included $1.7 million from the upgrade of the MTA system at the San Diego Supercomputer Center to eight processors.

   We had service revenue of $82.5 million in 2001, up from $71.5 million for 2000 and $320,000 in 1999. Services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. The overall increase in service revenue is due to the acquisition of the Cray product line and related service business in April 2000. Service revenue on an annualized basis has continued to decline over the periods prior to our acquisition of the Cray Research business unit and we expect this decline to continue over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Service revenue represented 62% and 61% of total revenues for 2001 and 2000, respectively.

   Operating Expenses. Cost of product revenue was $30.7 million for 2001, $32.5 million for 2000 and $15.2 million for 1999. Cost of product revenue represented 60%, 70%, and 845% of product revenue for 2001, 2000 and 1999, respectively. The high cost of product revenue in 2000 is due to the age of the SV1 and T3E product lines and inventory adjustments for SV1 and MTA gallium arsenide parts. Cost of product revenue was high in 1999 as a percentage of the revenue due to the inclusion of manufacturing costs and inventory adjustments relating to the MTA product line and favorable pricing terms provided to our first MTA customer.

   Cost of service revenue was $41.2 million for 2001, $34.1 million for 2000 and $273,000 for 1999. Cost of service revenue represented 50%, 48%, and 85% of service revenue for 2001, 2000 and 1999.

   Research and development expenses reflect our costs associated with the enhancements to the Cray SV1 and T3E systems and the development of the MTA and SV2 systems, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $53.9 million in 2001, $48.4 million for 2000 and $15.2 million for 1999 with governmental developmental funding being $12.6 million in 2001, $9.3 million in 2000 and $72,000 in 1999. Research and development expenses represented 40%, 41%, and 720% of revenue for 2001, 2000, and 1999, respectively. We expect that research and development expenses will decrease in 2002, due to reductions in third-party non-recurring engineering expenses as we complete development of the MTA-2 and SV-2 systems, reductions in personnel and increased governmental funding. Over time, with receipt of increased revenue from products currently under development, sales of the Cray SX-6 series of computers and cluster systems and professional services engagements, we expect research and development expenses to decrease as a percentage of overall revenue.

   Marketing and sales expense were $20.0 million in 2001, $14.4 million in 2000 and $2.5 million in 1999. The increase in these expenses from 1999 to 2001 was due to the acquisition of the Cray Research business unit, which required us to re-establish the Cray sales and customer support staff and increase expenditures in connection with sales and marketing, benchmarks and development of third party applications software. We expect marketing and sales expense in 2002 to be relatively even with 2001 expense levels.

   General and administrative expenses were $9.2 million for 2001, $7.0 million in 2000 and $3.1 million in 1999. The increase in these expenses from 1999 to 2001 was due to the acquisition of the Cray Research operations, which required us to add managerial and administrative staff and increases in legal, accounting and consulting expenses in connection with establishing foreign operations and implementing new accounting systems. General and administrative expenses should stabilize or decrease from 2001 levels and decline as a percentage of revenue.

    We incurred a restructuring charge of $3.8 million in 2001. These charges are primarily for severance expenses related to the termination of approximately 102 employees in the third and fourth quarters of 2001. As of December 31, 2001 we had paid $2.1 million of this charge and the remaining $1.7 million is included in accrued payroll and related expenses.

   We incurred amortization expense of $7.0 million in 2001 and $5.2 million in 2000, primarily related to the goodwill from the acquisition of the Cray Research business unit. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to reduce amortization expense in 2002. See "Recent Accounting Pronouncements" below.

   Interest Income (Expense). Interest income was $224,000 for 2001, $690,000 for 2000, and $537,000 for 1999. The higher amounts in 2000 and 1999 reflect the Company's increased cash position due to the sales of equity securities in the first quarter of 2000, and in 1999.

   Interest expense was $2.0 million for 2001, $2.4 million for 2000 and $815,000 for 1999. The increase in 2001 and 2000 over 1999 was largely due to $1.0 million of non-cash interest associated with the value of the conversion feature of certain investor promissory notes and $1.0 million of interest paid on our term loan, line of credit, capital lease and debt obligations in 2001. In 2000, we recognized imputed interest expense of $1.4 million on the non-interest bearing note issued to SGI, a non-cash interest expense of approximately $336,000 associated with the value of the conversion feature of certain investor promissory notes, a non-cash expense of $200,000 for the value of warrants issued in conjunction with investor promissory notes and $92,000 of interest paid on a line of credit.

   Taxes. We made a provision of $994,000 and $831,000 for international income taxes in 2001 and 2000, respectively. As of December 31, 2001, we had net operating loss carry-forwards of approximately $137.1 million which expire in years 2003 through 2020, if not utilized.

   Net Loss. Our net loss in 2001 of $35.2 million was greater than our net loss in 2000 of $25.4 million and $34.5 million in 1999. The 2001 net loss largely was due to the delays in completing the SV1ex enhancements until late November 2001. The 2000 net loss includes a loss of $8.0 million during the first quarter, prior to our acquisition of the Cray Research business operations. We continue to incur substantial research and development expenses, particularly as a percentage of revenue. To become profitable we need to increase our product revenue from sales of our enhancements of our current products and our products under development and control expenses to match conservative revenue projections. See "Business -- Product and Service Offerings and the High Performance Computer Market" and "Business -- Research and Development."


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $12.4 million at December 31, 2001 compared to $4.6 million at December 31, 2000. Restricted cash balances, which serve as collateral for capital equipment loans and leases, totaled $353,000 at December 31, 2001, and $761,000 at December 31, 2000. As of December 31, 2001, we had a
working capital deficit of $5.7 million compared to a $25.9 million deficit at the end of 2000.

   Net cash used by operating activities was $26.2 million for the year ended December 31, 2001, compared to net cash provided of $5.1 million in 2000. For 2001, net operating cash flows were primarily attributed to our net loss offset by depreciation and amortization, along with decreases in accounts payable and warranty reserves. The increase in net cash used in operating activities in 2001 over 2000 was primarily attributed to the acquisition of the Cray Research business unit in April of 2000.

   Net cash used in investing activities was approximately $9.5 million for the year ended December 31, 2001, compared to $57.4 million for 2000. In 2001, the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases. In 2000, we paid a total of $51.6 million to acquire the Cray Research business unit. We also spent $5.8 million on fixed assets, primarily consisting of computer hardware and software and electronic test equipment.

   Net cash provided by financing activities was $44.0 million for the year ended December 31, 2001, compared to $47.0 million for 2000. In 2001, we raised $24.9 million through the sale of preferred stock to NEC, and in November we issued $9.3 million in convertible subordinated notes. Also in 2001, we obtained a three-year term loan of $7.5 million. In early 2000, we raised $25.2 million in a private placement of 5.2 million shares of common stock and $8.9 million from the exercise of common stock warrants. We also raised $12.5 million in the fall of 2000 through the issuance of promissory notes to two investors, retiring $4.2 million of these notes by year-end through conversion into common stock and the remainder in the first four months of 2001 by additional conversions.

   Over the next twelve months our significant cash requirements will relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales, professional services, maintenance services and government funding of research and development expenses over the next twelve months, coupled with limitations on operating expenses and capital expenditures, will generate overall positive cash flow. At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding for research and development activities. In addition, any delays in either of the development of the MTA-2 or the SV2 system may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability and general economic conditions or if we do not receive sufficient governmental support for our products and research activities. In addition we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders. A summary of our contractual cash obligations follows:

                                                            Payments Due By Periods
                                        ----------------------------------------------------------------
                                                      Less than       1-3           4-5         After 5
                                         Total         1 year        years         years         years
                                        --------      ---------     --------      --------      --------
Contractual Obligations
Notes payable                           $    486      $    486
Term loan payable                          6,071         2,143         3,928
Capital lease obligations                    898           425           473
Operating leases                          20,768         3,494         9,023         5,500         2,751
Unconditional purchase obligations         1,961         1,961
                                        --------      --------      --------      --------      --------

Total Contractual Cash Obligations      $ 30,184      $  8,509      $ 13,424      $  5,500      $  2,751
                                        ========      ========      ========      ========      ========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We will apply SFAS No. 142 beginning in the first quarter of 2002. We will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill in the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS

No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We have not yet determined the impact of adopting SFAS No. 144 on our financial position or results of operations

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, but with significant sales in Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We believe that a 10% change in foreign exchange rates would not have a material impact on the financial statements. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions. At December 31, 2001, we had fixed rate convertible debentures of $9.3 million and a variable rate term loan $6.1 million that are both due in 2004. Our minimum payment commitment on the term loan is fixed during the term. Interest payments on our term loan fluctuate with movements of interest rates, increasing in periods of rising rates of interest and declining in periods of decreasing rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS*

Consolidated Balance Sheets at December 31, 2000 and December 31, 2001................ F-1
Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2001................................... F-2
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001............................................... F-3
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001...................................................... F-4
Notes to Consolidated Financial Statements............................................ F-5
Independent Auditors' Report.......................................................... F-26

----------

* The Financial Statements are located following page 35.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

   The following table presents unaudited quarterly financial information for the two years ended December 31, 2001. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods.

                                                            2000                                           2001
                                         -------------------------------------------    -------------------------------------------
                                           3/31        6/30       9/30       12/31        3/31       6/30        9/30       12/31
                                         --------    --------   --------    --------    --------   --------    --------    --------
FOR THE QUARTER ENDED
Revenue ..............................   $     43    $ 50,973   $ 33,688    $ 33,368    $ 48,747   $  9,423    $ 29,376    $ 26,061
Cost of Sales ........................      2,029      27,503     18,426      18,624      22,455     14,990      17,112      17,281
Gross margin .........................     (1,986)     23,470     15,262      14,744      26,292      4,433      12,264       8,780
Research and Development .............      4,483      13,865     13,272      16,806      13,039     14,148      13,211      13,528
Marketing and Sales ..................        768       2,822      4,397       6,378       4,701      4,882       5,276       5,102
General and Administrative ...........      1,101       1,898      1,645       2,389       2,139      2,244       1,937       2,906
Restructuring Charge .................                                                                            1,284       2,518
Net Income (loss) ....................     (8,005)      2,661     (6,097)    (13,947)      2,789     (9,886)    (10,799)    (17,332)
Comprehensive income (loss) ..........     (8,005)      2,661     (6,097)    (13,875)      1,956     (9,869)    (10,159)    (17,790)
Net Income (loss) Per Common
  Share, Basic and Diluted ...........   $  (0.27)   $   0.08   $  (0.18)   $  (0.41)   $   0.07   $  (0.24)   $  (0.26)   $  (0.41)

   On April 1, 2000, we acquired the operating assets of the Cray Research business unit from Silicon Graphics, Inc. ("SGI"), and changed our corporate name from Tera Computer Company to Cray Inc. With that acquisition we changed from a development stage company with 125 employees (almost all located in Seattle, Washington), limited revenue and one product under development, to a company with nearly 900 employees located in over 20 countries, ongoing sales of supercomputer systems with several products in development, major manufacturing operations, an established service organization and substantial inventory. For these reasons, period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company and discussions that relate to periods after April 1, 2000, refer to our combined operations as Cray Inc.

    Revenue in the quarter ended June 30, 2000 was high due to the sale of a $17.1 million T3E system while revenue decreased in the subsequent two quarters of 2000 due to lower than planned product sales. Net loss for the quarter ended December 31, 2000 increased over the quarter ended September 30, 2000 primarily due to an impairment loss of $3.3 million on MTA test equipment, higher prototype expenses for the MTA2 and SV2, as well as higher sales expenses from our foreign subsidiaries. Revenue in the quarter ended March 31, 2001, was the highest for the year due to the sale of a $21 million T3E system to the U.S. Department of Defense while revenue declined in the following three quarters due to lower than planned product sales, primarily due to the delay in completing the SV1ex systems until late November 2001, the cancellation of the SuperCluster project and delays in completing the development of the MTA-2 system. Second quarter 2001 revenue were lowest during the year due to the product delays, a $3.0 million sale that slipped into the first week of the third quarter, and lost sales opportunities. In the 2001 second quarter, research and development expenses were high due to higher prototype costs relating to the SV2 and MTA programs and general and administrative expenses were high due to higher legal and audit fees. In the 2001 fourth quarter we had $4.8 million of one-time reserves and charges. The restructuring charge in 2001 related to severance expenses in connection with the termination of an aggregate of 102 employees in the third and fourth quarters of 2001.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 29, 2002, pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to our Directors may be found under the captions "The Board of Directors" and "Election of Two Directors" in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found beginning on page 18 above, under the caption "Executive Officers of the Company." Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption "Information About Our Common Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

Consolidated Balance Sheets at December 31, 2000 and December 31, 2001 Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2001
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
Notes to Consolidated Financial Statements
Independent Auditors' Report

(a)(2)   Financial Statement Schedules

     Supplemental schedules are not provided because they are not required or because the required information is provided in the financial statements or in the notes thereto.

(a)(3)   Exhibits

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

    2.1 Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)

    2.2 Amendment No. 1 to the Asset Purchase Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(3)

    3.1      Restated Articles of Incorporation(1)

    3.2 Statements of Rights and Preferences of the Series A Convertible Preferred Stock(12)

    3.3      Restated Bylaws(11)

    4.1 Convertible Subordinated Debentures and Warrants Purchase Agreement, dated as of November 6, 2001, between Cray Inc. and the investors(9)

    4.2 Form of 5% Convertible Subordinated Debenture, due November 6, 2004, issued to the investors(9)

    4.3 Form of Stock Purchase Warrant, dated November 6, 2001, issued to the investors(9)

    4.4 Amendment No. 1 to the Convertible Subordinated Debentures and Warrants Purchase Agreement and Other Transaction Documents, between Cray Inc. and the investors(9)

   10.1      1988 Stock Option Plan(2)

   10.2      1993 Stock Option Plan(2)

   10.3      1995 Stock Option Plan(2)

   10.4      1995 Independent Director Stock Option Plan(2)

   10.5      1999 Stock Option Plan(5)

   10.6      2000 Non-Executive Stock Option Plan(5)

   10.7 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)

   10.8 Fab I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

   10.9 Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

  10.10 Mendota Heights Office Lease Agreement between the Teachers Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)

  10.11 Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001(8)

  10.12 Technology Agreement between Silicon Graphics and the Company, effective as of March 31, 2000(4)

  10.13 Services Contract Agreement between Silicon Graphics, Inc. and the Company, dated as of March 31, 2000(4)

  10.14 Transition Services Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(4)

  10.15 Distribution Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  10.16 Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)

  10.17 Maintenance Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)

  10.18 Form of Management Continuation Agreement between the Company and its executive officers and certain other employees(10)

  10.19 Form of Amendment to the Management Continuation Agreement between the Company and Messrs Smith, Rottsolk, Johnson and Loe

  10.20 Letter of Agreement effective October 1, 2001 between the Company and Michael P. Haydock regarding his employment

   21.1      Subsidiaries of the Company

   23.1      Independent Auditors' Consent

------------

(1) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 15, 2000.

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

(8) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 15, 2001.

(9) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on November 28, 2001.

(10) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on October 10, 2001.

(12) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 14, 2001.

(d) Reports on Form 8-K

          A report on Form 8-K for an event of October 1, 2001, was filed on October 10, 2001, reporting the appointment of Michael P. Haydock as President and Chief Executive Officer of the Company under Item 5, "Other Events."

          A report on Form 8-K for an event of November 6, 2001, was filed on November 28, 2001, reporting the private placement of convertible subordinated debentures to six accredited investors under Item 5, "Other Events."

          A report on Form 8-K for an event of December 14, 2001, was filed on December 18, 2001, reporting a consulting contract between the Company and Alan Kay under Item 5, "Other Events."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 1, 2002.

                                  CRAY INC.


                                  By   /s/  JAMES E. ROTTSOLK
                                       --------------------------------
                                       James E. Rottsolk
                                       Chairman, President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on April 1, 2002.


SIGNATURE                                       TITLE
---------                                       -----

By       /s/  JAMES E. ROTTSOLK                 President, Chief Executive
   ------------------------------------         Officer and Chairman of the
              James E. Rottsolk                   Board of Directors


By         /s/  BURTON J. SMITH                Chief Scientist and Director
   ------------------------------------
                Burton J. Smith

By        /s/  DOUGLAS C. RALPHS               Chief Financial Officer and
   ------------------------------------         Chief Accounting Officer
               Douglas C. Ralphs

By         /s/  DAVID N. CUTLER               Director
   ------------------------------------
                David N. Cutler

By         /s/  DANIEL J. EVANS               Director
   ------------------------------------
                Daniel J. Evans

By       /s/  KENNETH W. KENNEDY              Director
   ------------------------------------
              Kenneth W. Kennedy

By        /s/  STEPHEN C. KIELY              Director
   ------------------------------------
               Stephen C. Kiely

By        /s/  WILLIAM A. OWENS               Director
   ------------------------------------
               William A. Owens

By        /s/  DEAN D. THORNTON               Director
   ------------------------------------
               Dean D. Thornton

EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------       -----------

    2.1 Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)

    2.2 Amendment No. 1 to the Asset Purchase Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(3)

    3.1      Restated Articles of Incorporation(1)

    3.2 Statements of Rights and Preferences of the Series A Convertible Preferred Stock(12)

    3.3      Restated Bylaws(11)

    4.1 Convertible Subordinated Debentures and Warrants Purchase Agreement, dated as of November 6, 2001, between Cray Inc. and the investors(9)

    4.2 Form of 5% Convertible Subordinated Debenture, due November 6, 2004, issued to the investors(9)

    4.3 Form of Stock Purchase Warrant, dated November 6, 2001, issued to the investors(9)

    4.4 Amendment No. 1 to the Convertible Subordinated Debentures and Warrants Purchase Agreement and Other Transaction Documents, between Cray Inc. and the investors(9)

   10.1      1988 Stock Option Plan(2)

   10.2      1993 Stock Option Plan(2)

   10.3      1995 Stock Option Plan(2)

   10.4      1995 Independent Director Stock Option Plan(2)

   10.5      1999 Stock Option Plan(5)

   10.6      2000 Non-Executive Stock Option Plan(5)

   10.7 Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)

   10.8 Fab I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

   10.9 Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

  10.10 Mendota Heights Office Lease Agreement between the Teachers Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)

  10.11 Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001(8)

  10.12 Technology Agreement between Silicon Graphics and the Company, effective as of March 31, 2000(4)

  10.13 Services Contract Agreement between Silicon Graphics, Inc. and the Company, dated as of March 31, 2000(4)

  10.14 Transition Services Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(4)

  10.15 Distribution Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)

  10.16 Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)

  10.17 Maintenance Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)

  10.18 Form of Management Continuation Agreement between the Company and its executive officers and certain other employees (10)

  10.19 Form of Amendment to the Management Continuation Agreement between the Company and Messrs Smith, Rottsolk, Johnson and Loe

  10.20 Letter of Agreement effective October 1, 2001 between the Company and Mr. Michael Haydock regarding his employment

  21.1       Subsidiaries of the Company

  23.1       Independent Auditors' Consent

---------------

(1) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on August 14, 2000.

(2) Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 15, 2000.

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

(8) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 15, 2001.

(9) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on November 28, 2001.

(10) Incorporated by reference to the Company's Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on October 10, 2001.

(12) Incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on May 14, 2001.

                           CRAY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                   December 31,   December 31,
                                                                      2000           2001
                                                                   ------------   ------------
Current assets:
   Cash and cash equivalents                                        $   4,626      $  12,377
   Restricted cash                                                        761            353
   Accounts receivable, net of allowance of $936 in 2001               25,159         24,764
   Inventory, net                                                      25,872         18,950
   Prepaid expenses and other assets                                    2,835          3,954
                                                                    ---------      ---------
          Total current assets                                         59,253         60,398

Property and equipment, net                                            25,535         27,668
Service spares, net                                                    18,904         12,267
Goodwill, net of accumulated amortization of $5,328 and $12,226        29,578         22,680
Long-term receivable                                                                     550
Deferred tax asset                                                                       743
Other assets                                                            2,923          2,781
                                                                    ---------      ---------
          TOTAL                                                     $ 136,193      $ 127,087
                                                                    =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  16,247      $  11,295
   Accrued payroll and related expenses                                12,028         12,063
   Accrued loss on purchase commitment                                  6,006          4,602
   Other accrued liabilities                                            6,574          5,850
   Deferred revenue                                                    17,666         22,762
   Current portion of warranty reserves                                17,996          6,574
   Current portion of obligations under capital leases                    349            347
   Current portion of term loan                                                        2,143
   Current portion of notes payable                                     8,357            486
                                                                    ---------      ---------
          Total current liabilities                                    85,223         66,122

Warranty reserves                                                      14,285          8,479
Obligations under capital leases                                          284            421
Term loan payable                                                                      3,928
Notes payable                                                             254          8,387

Commitments

Shareholders'  equity:
   Series A Convertible Preferred Stock, par $.01 - Authorized,
      issued and outstanding, 3,125 shares in 2001                                    24,946
   Common Stock, par $.01 - Authorized, 100,000 shares;
      issued and outstanding, 35,250 and 42,187 shares                158,799        173,318
   Accumulated other comprehensive loss                                  (128)          (762)
   Accumulated deficit                                               (122,524)      (157,752)
                                                                    ---------      ---------
                                                                       36,147         39,750
                                                                    ---------      ---------
          TOTAL                                                     $ 136,193      $ 127,087
                                                                    =========      =========


See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)


                                                             Years ended December 31,
                                                      ---------------------------------------
                                                        1999           2000           2001
                                                      ---------      ---------      ---------
Revenue:
   Product                                            $   1,794      $  46,617      $  51,105
   Service                                                  320         71,455         82,502
                                                      ---------      ---------      ---------
        Total revenue                                     2,114        118,072        133,607
                                                      ---------      ---------      ---------

Operating expenses:
   Cost of product revenue                               15,165         32,505         30,657
   Cost of service revenue                                  273         34,077         41,181
   Research and development                              15,216         48,426         53,926
   Marketing and sales                                    2,517         14,365         19,961
   General and administrative                             3,091          7,033          9,226
   Restructuring charge                                                                 3,802
   Amortization of goodwill and intangible assets                        5,217          6,981
                                                      ---------      ---------      ---------
        Total operating expenses                         36,262        141,623        165,734
                                                      ---------      ---------      ---------

Loss from operations                                    (34,148)       (23,551)       (32,127)

Other income (expense), net                                (106)           675           (336)

Interest income (expense), net                             (278)        (1,681)        (1,771)

                                                      ---------      ---------      ---------

Loss before income taxes                                (34,532)       (24,557)       (34,234)

Provision for income taxes                                                 831            994
                                                      ---------      ---------      ---------

Net loss                                                (34,532)       (25,388)       (35,228)

Other comprehensive income (loss):
  Currency translation adjustment                                         (128)          (634)
  Preferred stock dividend                                 (115)

                                                      ---------      ---------      ---------
Comprehensive loss                                    $ (34,647)     $ (25,516)     $ (35,862)
                                                      =========      =========      =========

Basic and diluted net loss per common share           $   (1.74)     $   (0.78)     $   (0.87)
                                                      =========      =========      =========

Weighted average shares outstanding, basic
   and diluted                                           19,906         32,699         40,632
                                                      =========      =========      =========


See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                           Series A                    Series B
                                                        Preferred Stock            Preferred Stock               Common Stock
                                                   ------------------------   ------------------------      -----------------------
                                                   Number of                  Number of                     Number of
                                                    Shares        Amount       Shares         Amount         Shares        Amount
                                                   ---------     ---------    ---------      ---------      ---------     ---------
BALANCE,  January 1, 1999                                                             6      $   5,674         14,204     $  68,745
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                           55           270
  Preferred stock dividend distributed
     in common stock                                                                                               36           190
   Common stock issued in private
     placement, net of issuance costs
     of $1,378                                                                                                  7,685        33,148
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                                                       595
  Conversion of Series B preferred shares                                            (6)        (5,674)         1,275         5,559
   Issuance of shares under Company
    401(k) Plan                                                                                                    36           144
   Exercise of stock options                                                                                      112            55
   Exercise of warrants                                                                                         1,375            14
   Options issued for services                                                                                                   77
   Warrants issued for services                                                                                                 602
   Common stock issued in exchange
     for notes                                                                                                    434         2,046
   Net loss
                                                   ---------     ---------    ---------      ---------      ---------     ---------

BALANCE, December 31, 1999                                                                                     25,212       111,445
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                          179           754
   Cash received on subscribed common stock                                                                                     900
   Common stock issued in private
     placement, net of issuance costs
     of $1,830                                                                                                  5,227        24,287
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                                                     1,283
   Common stock issued in exchange
    for notes                                                                                                   1,671         3,906
   Issuance of shares under Company
    401(k) Plan                                                                                                    14            92
   Exercise of stock options                                                                                       69           182
   Exercise of warrants                                                                                         1,878         8,885
   Options issued for services                                                                                                  156
   Warrants issued for services                                                                                                 209
    Issuance of common stock to SGI                                                                             1,000         6,700
   Other comprehensive loss:
     Cumulative currency translation adjustment
   Net loss
                                                   ---------     ---------    ---------      ---------      ---------     ---------

BALANCE, December 31, 2000                                                                                     35,250       158,799
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                          692         1,190
   Options issued for debt                                                                                                      225
   Common stock issued                                                                                          1,747         3,430
   Series A preferred stock, net
    of issuance costs of $54                           3,125     $  24,946
   Beneficial conversion feature in notes
    and warrants                                                                                                              1,194
   Stock issued to consultants                                                                                     75           141
   Common stock issued in exchange
    for notes, net of issuance costs of $821                                                                    4,077         7,479
   Issuance of shares under Company
    401(k) Plan                                                                                                   330           683
   Exercise of stock options                                                                                       16            28
   Warrants issued for services                                                                                                  24
   Warrants issued for credit facility                                                                                          125
   Other comprehensive loss:
     Cumulative currency translation adjustment
   Net loss
                                                   ---------     ---------    ---------      ---------      ---------     ---------
BALANCE, December 31, 2001                             3,125     $  24,946                                     42,187     $ 173,318
                                                   =========     =========    =========      =========      =========     =========


                                                                                 Accumulated
                                                    Preferred                       Other
                                                      Stock        Accumulated   Comprehensive
                                                     Dividend        Deficit         Loss           Total
                                                    ----------     -----------   -------------    ---------
BALANCE,  January 1, 1999                            $      75      $ (62,604)                    $  11,890
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                270
  Preferred stock dividend distributed
     in common stock                                       (75)                                         115
   Common stock issued in private
     placement, net of issuance costs
     of $1,378                                                                                       33,148
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                               595
  Conversion of Series B preferred shares                                                              (115)
   Issuance of shares under Company
    401(k) Plan                                                                                         144
   Exercise of stock options                                                                             55
   Exercise of warrants                                                                                  14
   Options issued for services                                                                           77
   Warrants issued for services                                                                         602
   Common stock issued in exchange
     for notes                                                                                        2,046
   Net loss                                                           (34,532)                      (34,532)
                                                     ---------      ---------      ---------      ---------

BALANCE, December 31, 1999                                            (97,136)                       14,309
   Issuance of shares under Employee
     Stock Purchase Plan                                                                                754
   Cash received on subscribed common stock                                                             900
   Common stock issued in private
     placement, net of issuance costs
     of $1,830                                                                                       24,287
   Beneficial conversion feature in notes
     and interest expense recognized on
     convertible warrants                                                                             1,283
   Common stock issued in exchange
    for notes                                                                                         3,906
   Issuance of shares under Company
    401(k) Plan                                                                                          92
   Exercise of stock options                                                                            182
   Exercise of warrants                                                                               8,885
   Options issued for services                                                                          156
   Warrants issued for services                                                                         209
    Issuance of common stock to SGI                                                                   6,700
   Other comprehensive loss:
     Cumulative currency translation adjustment                                    $    (128)          (128)
   Net loss                                                           (25,388)                      (25,388)
                                                     ---------      ---------      ---------      ---------

BALANCE, December 31, 2000                                           (122,524)          (128)        36,147
   Issuance of shares under Employee
     Stock Purchase Plan                                                                              1,190
   Options issued for debt                                                                              225
   Common stock issued                                                                                3,430
   Series A preferred stock, net
    of issuance costs of $54                                                                         24,946
   Beneficial conversion feature in notes
    and warrants                                                                                      1,194
   Stock issued to consultants                                                                          141
   Common stock issued in exchange
    for notes, net of issuance costs of $821                                                          7,479
   Issuance of shares under Company
    401(k) Plan                                                                                         683
   Exercise of stock options                                                                             28
   Warrants issued for services                                                                          24
   Warrants issued for credit facility                                                                  125
   Other comprehensive loss:
     Cumulative currency translation adjustment                                         (634)          (634)
   Net loss                                                           (35,228)                      (35,228)
                                                     ---------      ---------      ---------      ---------
BALANCE, December 31, 2001                                          $(157,752)     $    (762)     $  39,750
                                                     =========      =========      =========      =========

See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


                                                                            1999          2000          2001
                                                                          --------      --------      --------
Operating activities
  Net loss                                                                $(34,532)     $(25,388)     $(35,228)
Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
  Depreciation and amortization                                              1,881        14,349        14,157
  Amortization of intangible assets                                             --         5,217         6,981
  Write-off of related party notes                                              --            --           347
  Loss on disposal of assets                                                    --         3,289            --
  Imputed interest                                                              --         1,437            --
  Amortization of beneficial conversion feature of notes payable               595           336           814
  Common stock issued to consultant                                             --            --           141
  Non-cash warrant and option expense                                          602           567           372
  Deferred income taxes                                                         --            --          (743)
Cash provided (used) by changes in operating assets and
  liabilities, net of the effects of the Cray Research acquisition:
  Accounts receivable                                                           78       (20,483)          (74)
  Spares                                                                        --            --          (389)
  Inventory                                                                  4,542         2,681         8,221
  Long-term receivable                                                          --            --          (550)
  Prepaid expenses and other assets                                            467        (2,416)       (1,060)
  Accounts payable                                                            (501)       11,587        (4,952)
  Accrued purchase commitment and other accrued liabilities                    (49)        5,331        (2,128)
  Accrued payroll and related expenses                                         603         6,032            35
  Warranty reserve                                                              --       (15,053)      (17,228)
  Deferred revenue                                                              49        17,598         5,096
                                                                          --------      --------      --------
Net cash provided  (used) by operating activities                          (26,265)        5,084       (26,188)

Investing activities
  Cash used for acquisition                                                     --       (51,585)           --
  Purchases of property and equipment                                         (427)       (5,835)       (9,472)
                                                                          --------      --------      --------
Net cash used by investing activities                                         (427)      (57,420)       (9,472)

Financing activities
  Restricted cash                                                           (1,132)          371           408
  Related party (receivable)/payments                                          (34)         (129)          122
  Issuance of notes payable                                                  1,900        12,500         9,300
  Issuance of common stock                                                  33,488        26,033         5,305
  Issuance costs on common stock                                                                          (821)
  Proceeds from exercise of options                                             55           182            28
  Proceeds from exercise of warrants                                            --         8,885            --
  Proceeds from term loan                                                       --            --         7,500
  Principal payments on term loan                                               --            --        (1,429)
  Principal payments on bank note                                              (71)         (253)         (943)
  Sale of preferred stock                                                       --            --        24,946
  Principal payments on capital leases                                        (607)         (568)         (371)
                                                                          --------      --------      --------
Net cash provided by financing activities                                   33,599        47,021        44,045
                                                                          --------      --------      --------

Effect of foreign exchange rate changes on
  cash and cash equivalents                                                     --          (128)         (634)
                                                                          --------      --------      --------

Net increase (decrease) in cash and cash equivalents                         6,907        (5,443)        7,751

Cash and cash equivalents
  Beginning of period                                                        3,162        10,069         4,626
                                                                          --------      --------      --------
  End of period                                                           $ 10,069      $  4,626      $ 12,377
                                                                          ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $    174      $    347      $    968
   Cash paid for income taxes                                                   --            --         1,337

Non-cash investing and financing activities
  Inventory reclassified to fixed assets                                     1,191         5,233            --
  Common stock issued for acquisition of assets                                            6,700            --
  Fixed asset additions through issuance of common stock                       164            --            --
  Fixed asset additions through issuance of notes payable                      933            --           585
  Fixed assets acquired through capital leases                                 493           199           506
  Note payable converted to common stock                                     2,045         4,200         8,300
  Accounts payable converted to notes                                          594            --            --
  Stock dividends                                                              190            --            --
  Beneficial conversion feature on notes payable and related warrants           --         1,083         1,194


See accompanying notes

                           CRAY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ($ TABLES IN THOUSANDS)


NOTE 1         DESCRIPTION OF BUSINESS

               Cray Inc. ("Cray" or the "Company") (formerly "Tera Computer Company") designs, develops, markets and services high-performance computer systems. The Company presently markets four computer models: the Cray SV1ex system, the Cray T3E system, cluster systems using Dell Computer Corporation PowerEdge servers, and on an exclusive basis in North America the NEC SX-6 system, rebranded under the Cray brand as the Cray SX-6 system. We also provide maintenance services to the installed base of these and earlier models of Cray computers. The Company is developing two new systems, the MTA-2, based on multithreaded architecture, and the SV2, which combines elements of the SV1 and T3E computers.

               The Company has incurred net losses of $35.2 million, $25.4 million and $34.5 million in 2001, 2000 and 1999, respectively. Additionally, in 2001 the Company used $25.8 million in cash from operating activities. The Company's continued existence is dependent upon several factors, including its ability to increase revenue levels and reduce costs of operations to generate positive cash flows. The Company has implemented, and plans to continue to implement, certain initiatives to increase revenues, reduce costs and better position the Company to compete under current market conditions. The Company believes cash resources will be adequate to sustain operations for the next twelve months. To the extent future revenues are not sufficient to allow the Company to generate positive cash flows, the Company plans to pursue additional initiatives to further reduce costs and/or seek additional financing. The Company has received $5.7 million in equity financing subsequent to December 31, 2001 and has an available $7.5 million revolving line of credit. However, there can be no assurance that the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding sources in the event its current financial resources are not sufficient.

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

               BUSINESS COMBINATIONS

               For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

               USE OF ESTIMATES

               Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               CASH AND CASH EQUIVALENTS

               Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition.

               ACCOUNTS RECEIVABLE

               Accounts receivable is primarily composed of amounts due from government funded research and development projects and amounts contractually due from product and service revenue. The allowance for doubtful accounts as of December 31, 2001 was $936,000.

               RESTRICTED CASH

               Restricted cash consists of cash equivalents that serve as collateral pursuant to lease and indebtedness agreements entered into for the acquisition of capital equipment.

               GOODWILL

               Goodwill represents the excess of the purchase price of the Cray Research business unit acquired on April 1, 2000 over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over five years. The Company periodically analyzes the carrying value of its goodwill to determine that the recorded amount is reasonable and is not impaired. Management considers whether specific events have occurred, such as a loss of a major customer or abandonment or loss of a product line, in determining whether goodwill is impaired at each balance sheet date. The determination of whether an impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting necessary impairment charge would be measured based on the difference between the carrying value of recorded goodwill and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate similar investment. Based on its most recent analysis, Cray believes that no impairment exists at December 31, 2001.

               FAIR VALUES OF FINANCIAL INSTRUMENTS

               At December 31, 2001, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and term loan. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, and long-term debt approximates their fair value based on the liquidity of these financial instruments or based on borrowing rates currently available to the Company.

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

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               FOREIGN CURRENCY TRANSLATION

               The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive loss, a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

               RESEARCH AND DEVELOPMENT

               Research and development costs include costs incurred in the development and production of the Company's hardware and software, costs incurred to enhance and support existing software features and expenses related to future implementations of systems. Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software product costs after technological feasibility of the software is established. Due to the relatively short period between the technological feasibility of a product and completion of product development, and the insignificance of related costs incurred during this period, no software development costs have been capitalized.

               INVENTORIES

               Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly evaluates the technological usefulness of various inventory components and the expected use of the inventory. When it is discovered that previously inventoried components do not function as intended in a fully operational system, or quantities on hand are in excess of requirements, the costs associated with these components are expensed.

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

               SERVICE SPARES

               Service spares are primarily utilized to fulfill the Company's service obligations related to the T90 vector supercomputers. The cost of service spares is allocated as the related assets are used in service. The warranty reserve includes these service spares as part of the cost of fulfilling the warranty obligation.

               IMPAIRMENT OF LONG-LIVED ASSETS

               Pursuant to SFAS No. 121, management periodically evaluates long-lived assets, consisting primarily of property and equipment and intangible assets, to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. The Company evaluates

                           CRAY INC. AND SUBSIDIARIES

                            ($ TABLES IN THOUSANDS)


               impairment whenever events or changes in circumstances indicate that the carrying amount of the Company's assets might not be recoverable. Accordingly, during 2000, the Company recorded an impairment loss of $3.3 million on certain obsolete fixed assets included in cost of product sales in the Consolidated Statements of Operations and Comprehensive Loss. The fixed assets consisted primarily of test equipment used to support the gallium arsenide Cray MTA-1 product line. As the Company transitioned from gallium arsenide technology to CMOS (complementary metal-oxide silicon) technology, the gallium arsenide equipment had no further value to the Company and was written off completely. Fair value is zero as there is no future use or salvage value for this equipment.

               INCOME TAXES

               The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, as necessary, to reduce deferred tax assets to their estimated realizable value.

               RECLASSIFICATIONS

               Certain prior-year amounts have been reclassified to conform with the current-year presentation.

               NET LOSS PER SHARE

               Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding.

               Net loss per share has been computed in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Common stock equivalent shares of 234,000 related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted net loss per share are equivalent.

               SEGMENT INFORMATION

               The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See note 14 - Segment Information.

               WARRANTY RESERVE

               Certain components in the T90 vector computers sold by Silicon Graphics, Inc. ("SGI") prior to the Company's acquisition of the Cray Research operations have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company is continuing to take action that commenced prior to the acquisition to address this problem, and has recorded a reserve to provide for anticipated future losses on the T90 maintenance service contracts. Included in warranty reserves at December 31, 2001, is an accrual of $14.5 million for estimated losses on service contracts covering the T90 product line. The reserve is calculated as the excess of estimated service costs over estimated service revenues for the term of the related contracts. Estimated service costs include cost of service spares, direct costs of service, indirect labor, and overhead allocations based on management estimates of time dedicated to service T-90 contracts.

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)

               A summary of the warranty reserve is as follows (in thousands):


                      Balance                                    Balance
                    December 31,      2000          2000       December 31,
                        1999        Additions    Deductions        2000
                    ------------    ---------    ----------    ------------
Warranty Reserve      $     --      $ 47,461      $(15,180)      $ 32,281
                      ========      ========      ========       ========

                       Balance                                   Balance
                    December 31,      2001          2001       December 31,
                        2000        Additions    Deductions        2001
                    ------------    ---------    ----------    ------------
Warranty Reserve      $ 32,281      $    365      $(17,593)      $ 15,053
                      ========      ========      ========       ========

               RECENT ACCOUNTING PRONOUNCEMENTS

               In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles with indefinite useful lives will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first six months of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002.

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

               In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact of adopting SFAS No. 144 on its financial position or results of operations.

NOTE 3         PROPERTY AND EQUIPMENT, NET

               A summary of property and equipment is as follows (in thousands):

                                       December 31,
                                 -----------------------
                                   2000           2001
                                 --------       --------
Land                             $    139       $    139
Building                            8,130          8,766
Furniture and equipment             1,504          6,269
Computer equipment                 28,754         33,204
Leasehold improvements              2,309          3,021
                                 --------       --------

                                   40,836         51,399
Accumulated depreciation          (15,301)       (23,731)
                                 --------       --------

Property and equipment, net      $ 25,535       $ 27,668
                                 ========       ========

NOTE 4         INVENTORY, NET

               A summary of inventory is as follows (in thousands):

                                             December 31,
                                       -----------------------
                                         2000           2001
                                       --------       --------
Components and subassemblies           $ 19,846       $ 14,874
Work in process                          10,148         10,994
Finished goods                              936          1,545
                                       --------       --------

                                         30,930         27,413
Allowance for excess and obsolete        (5,058)        (8,463)
                                       --------       --------

Inventory, net                         $ 25,872       $ 18,950
                                       ========       ========

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


                          Balance                                     Balance
                         January 1,        1999         1999        December 31,
                            1999        Additions    Deductions         1999
                         ----------     ---------    ----------     ------------
Allowance for excess
  and obsolete            $    275      $  6,117      $   (918)      $  5,474
                          ========      ========      ========       ========

                          Balance                                    Balance
                        December 31,      2000          2000       December 31,
                            1999        Additions    Deductions        2000
                        ------------    ---------    ----------    ------------
Allowance for excess
  and obsolete            $  5,474      $  3,200      $ (3,616)      $  5,058
                          ========      ========      ========       ========

                          Balance                                    Balance
                        December 31,      2001          2001       December 31,
                            2000        Additions    Deductions        2001
                        ------------    ---------    ----------    ------------
Allowance for excess
  and obsolete            $  5,058      $  3,530      $   (125)      $  8,463
                          ========      ========      ========       ========

               In 2001, revenues included $2.2 million from the sale of inventory recorded at a zero cost basis, since they were deemed obsolete on the date of the Cray Research business acquisition on April 1, 2000.

NOTE 5         SERVICE SPARES, NET

               A summary of service spares is as follows (in thousands):

                                    December 31,
                              -----------------------
                                2000           2001
                              --------       --------
Service spares                $ 24,254       $ 22,602
Accumulated amortization        (5,350)       (10,335)
                              --------       --------

Service spares, net           $ 18,904       $ 12,267
                              ========       ========

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)



NOTE 6         ACQUISITION

               The Company acquired certain assets of the Cray Research business unit from SGI on April 1, 2000, in exchange for cash of $15.0 million, the issuance of one million shares of common stock valued at

               $6.7 million, and the issuance of a $35.3 million non-interest bearing promissory note. Commencing April 1, 2000, the Company has included the results of operations of the Cray Research business unit in its consolidated results of operations.

               The Company has accounted for this transaction under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

               The following table summarizes the purchase accounting for the acquisitions (in thousands):

Current and long-term assets      $ 80,165
Goodwill                            34,906
Liabilities assumed                (58,223)
                                  --------

Net assets acquired                 56,848
Less: acquisition costs             (1,326)

                                  --------
Purchase price                    $ 55,522
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

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


                                                          (unaudited)
                                                          December 31,
                                                     ----------------------
                                                       1999          2000
                                                     --------      --------
Revenue                                              $287,771      $183,820
                                                     ========      ========

Net income                                           $ 31,536      $  5,142
                                                     ========      ========

Basic and diluted net income per common share        $   1.51      $   0.16
                                                     ========      ========

Weighted average shares used to compute
  basic and diluted net income per common share        20,906        32,949
                                                     ========      ========

NOTE 7         RELATED PARTY TRANSACTIONS

               During 2001, the Company issued full recourse notes payable for $326,000 related to the exercise of employee stock options. These notes bear interest at a rate of 2.05% per year, had an original maturity of twelve months from date of issuance and were secured by a stock pledge agreement. The maturity date has subsequently been amended several times and notes are now due December 31, 2004. Given the uncertainty related to collectibility, the notes have been fully reserved in 2001. The options related to the full recourse notes are variable in nature given the renewal of the note due date and non-market interest rate. There has been no compensation expense recorded as of December 31, 2001 or 2000 as the options' exercise price is equal to or greater than the fair value of the Company's stock.

               The Company also had an unsecured promissory note in the aggregate principal amount of $138,000 from the Chief Executive Officer of the Company. The note was due and paid in full on February 6, 2001, including accrued interest at a rate of 9.5%. The Company recorded interest income of $3,278 for the year ended December 31, 2001, on the note.

               The Company paid fees related to private debt and equity placements to a company whose Chairman, CEO, and principal shareholder was one of the Company's directors. Amounts incurred for the years ended December 31, 2000 and 2001 for private placement services totaled $1.8 million and $1.4 million, respectively, with $626,000 payable at December 31, 2001.

NOTE 8         LEASE AGREEMENTS

               The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company has acquired computer and other equipment in the amount of $2,114,000 and $2,620,000, for which $1,550,000 and $1,837,000 of accumulated depreciation was recorded as of December 31, 2000, and 2001, respectively. Rent expense under leases accounted for as operating leases for 1999, 2000 and 2001 was $1,929,000, $2,520,000 and $3,322,000,
               respectively.

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)

               Minimum lease commitments are (in thousands):


                                            Capital        Operating
                                             leases         leases
                                            ---------      ---------
2002                                        $    425       $  3,494
2003                                             298          3,013
2004                                             175          3,082
2005                                                          2,928
2006                                                          2,750
Thereafter                                                    5,501
                                            --------       --------
                                                 898       $ 20,768
                                                           =========
Less amounts representing interest              (130)
                                            --------
                                            $    768
                                            ========

NOTE 9         ACCRUED LOSS ON PURCHASE COMMITMENT

               As part of the acquisition of the Cray Research business unit from SGI on April 1, 2000, the Company assumed a purchase commitment for $6.3 million for which a loss was accrued. The $6.3 million consisted of cancellation fees and commitments under contractual obligations to acquire inventory components deemed unusable. In 2000 and 2001 the Company satisfied a portion of the purchase commitment obligation through receipt of inventory of zero and $1 million, respectively. In 2000 and 2001, the Company negotiated reductions in cancellation fees of $332,000 and $361,000, respectively. As of December 31, 2001 the Company has a remaining obligation of $4.6 million.

NOTE 10        FEDERAL INCOME TAXES

               Due to continued losses from operations, there has been no provision for or payments of U.S. federal income taxes for any period. The provision for income taxes consisted of (in thousands):

                                                December 31,
                                      ---------------------------------
                                       1999         2000         2001
                                      -------      -------      -------
State:
     Current                          $            $            $   143
     Deferred
Foreign:
     Current                                           831        1,594
     Deferred                                                      (743)
                                      -------      -------      -------

Total provision for income taxes      $            $   831      $   994
                                      =======      =======      =======

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               Loss before provision for income taxes consisted of (in thousands):

                                December 31,
                   --------------------------------------
                     1999           2000           2001
                   --------       --------       --------
United States      $(34,532)      $(26,388)      $(32,715)
International                        1,831         (1,519)
                   --------       --------       --------
                   $(34,532)      $(24,557)      $(34,234)
                   ========       ========       ========

               The following table reconciles the federal statutory income tax rate to the Company's effective tax rate.

                                            1999        2000         2001
                                          --------    --------     ---------
Federal income tax rate                     -35.00%     -35.00%       -35.00%
State taxes                                                            -1.67%
Foreign taxes                                             3.27%         0.17%
Goodwill                                                                5.11%
R&D tax credit                                                         -4.38%
Other                                                                   0.38%
Effect of valuation allowance on
    deferred tax assets                      35.00%      35.00%        38.29%
                                          --------    --------     ---------
Effective income tax rate                     0.00%       3.27%         2.90%
                                          ========    ========     =========

               Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income tax assets are as follows:

                                                   2000           2001
                                                 --------       --------
Warranty reserve                                 $ 10,976       $  6,139
Inventory reserve                                     699          7,530
Accrued compensation                                  735          1,736
Fixed assets                                        3,340          3,379
Research and experimentation                        4,541          6,484
Deferred service revenue                                             729
Net operating loss carryforwards                   42,086         50,775
Other                                                              1,470
                                                 --------       --------
Net deferred tax assets                            62,377         78,242

Valuation allowance for deferred tax assets       (62,377)       (77,499)
                                                 --------       --------

Deferred tax asset                               $              $    743
                                                 ========       ========

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               As of December 31, 1999, 2000 and 2001, the Company had federal net operating loss carryforwards of approximately $89.0 million, $119.4 million and $137.1 million, respectively. The Company also had federal research and experimentation tax credit carryforwards of approximately $2.5 million, $4.5 million and $6.5 million, respectively. The net operating loss credit carryforwards will expire at various dates beginning in 2003 through 2021 if not utilized. There is significant uncertainty regarding the utilization of the federal net operating loss and credit carryforwards due to annual limitations resulting from ownership changes of stock in prior years and uncertainty regarding generation of future taxable income.

               The net change in the valuation allowance during the years ended December 31, 1999, 2000 and 2001 was $13.0, $25.3 million and
               $15.1 million, respectively.

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


NOTE 12 NOTES PAYABLE

Notes payable consists of the following at December 31, 2000 and 2001 (in thousands except original principal and discount amounts):


                                                                            2000           2001
                                                                          --------       --------
Note payable to bank, dated August 31, 1999,
  original principal of $544,000, interest at 10.48%,
  due August 31, 2002, secured by equipment                               $    323       $    136

Note payable to bank, dated October 7, 1999,
  original principal of $389,000, interest at 8.71%,
  due October 7, 2002, secured by equipment                                    249            118

Note payable to bank, dated April 25, 2001,
  original principal of $585,000, interest at 12.00%,
  due October 25, 2003, secured by equipment                                                  446

Convertible notes payable to investors, dated November 6
  and 15, 2001, original principal of $9,300,000, interest at 5.00%, due November 6, 2004, unsecured, net of discount
  of  $1,127,000. (Note 12)                                                                 8,173

Convertible note payable to vendor, dated March 25,
  1999, original principal of $494,000, interest at 8.00%,
  unsecured, net of remaining discount of $8,000,
  paid in full on March 31, 2001.                                              486

Notes payable to investors, dated October 18, 2000,
  original principal of $7,500,000, interest at 6.00%,
  unsecured. Converted to common stock
  in 2001. (Note 12)                                                         3,300

Notes payable to investors, dated December 12, 2000,
  original principal of $5,000,000, interest at 6.00%,
  unsecured, net of discount of $747,000
  Converted to common stock in 2001. (Note 12)                               4,253

                                                                          --------       --------

                                                                             8,611          8,873

Less current portion                                                        (8,357)          (486)
                                                                          --------       --------

Total long-term notes payable                                             $    254       $  8,387
                                                                          ========       ========

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               The aggregate maturities of notes payable for the years 2002 through 2004 are as follows: $486,000, $214,000, and $9,300,000.

               In March 2001, the Company entered into a credit agreement with Foothill Capital Corporation. The credit agreement makes available $15 million through March 2004. The credit agreement provides $7.5 million of borrowings in the form of a revolving line of credit based on eligible domestic and foreign product accounts receivable, and $7.5 million of borrowings in the form of a term loan. Borrowings under the credit agreement are secured by property, plant and equipment and bear interest at the prime rate plus 2% for the revolving line of credit and at the prime rate plus 3.25% for the term loan. The credit agreement contains certain financial covenants which the Company was in compliance with at December 31, 2001. The Company received $7.5 million on March 28, 2001 as part of the term loan. Monthly principal payments on the term loan are $179,000, and as of December 31, 2001 the term loan balance was $6.1 million. As of December 31, 2001, the Company had no borrowings under the revolving line of credit.

NOTE 12        SHAREHOLDERS' EQUITY

               PREFERRED STOCK: In February 2001, the Company signed a distribution agreement with NEC Corporation to distribute and service NEC SX-6 vector processor computers and its successors. As part of the agreement, NEC invested $25 million of cash in Cray, in exchange for 3,125,000 non-voting, preferred shares, convertible into Cray common stock at a fixed conversion price of $8.00 per share, subject to antidilution protection provisions.

               CONVERTIBLE LOAN AGREEMENTS: In October and December 2000, the Company entered into convertible loan agreements with certain investors, under which it borrowed $12.5 million at 6% per annum. The loan was convertible into common stock at a discount. In accordance with EITF Issue No. 00-27, the Company recorded a beneficial conversion feature of $1.1 million. The discount to notes payable as a result of recording this beneficial conversion feature is being amortized over the related term of the notes or as conversions occur as interest expense and was $168,000 and $932,000 for the years ended December 31, 2000 and December 31, 2001, respectively. The Company had converted $4.2 million and $8.3 million of the notes as of December 31, 2000 and 2001, respectively. In addition, in 2001, the Company sold $2.5 million of common stock at a negotiated price of $2.18 per share and $930,000 of common stock at a negotiated price of $1.55 per share to holders of the notes.

               In November 2001, the Company entered into convertible loan agreements with certain investors, under which it borrowed $9.3 million at 5% per annum. The loan is convertible into common stock at a discount. In conjunction with this convertible note, the Company issued warrants to purchase 367,590 shares of common stock at $4.4275 per share. The warrants expire on November 6, 2004. The Company allocated $318,000 of the proceeds to the warrants based on their fair value, as determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.76%, an expected life of 3 years, volatility of 98% and no dividends. In accordance with EITF Issue No. 00-27, the Company also recorded a beneficial conversion feature of $876,000. The total discount of $1,194,000, representing the total of the fair value of the warrants and the beneficial conversion feature is being amortized as interest expense over the related term of the notes or as conversions occur. Total amortization was $66,000 for the year ended December 31, 2001. There were no conversions as of December 31, 2001.

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               SHAREHOLDER WARRANTS: At December 31, 2001, the Company had outstanding and exercisable warrants to purchase an aggregate of 15,178,198 shares of common stock, as follows:

      Shares of       Exercise Price      Expiration
    Common Stock         per share     Date of Warrants
   --------------    ---------------  -----------------
        97,208           $6.00        February 28, 2002
       282,500           $3.94        April 21, 2002
     7,311,055           $4.08        June 21, 2002
       155,000           $4.50        June 25, 2002
        87,500           $6.00        December 23, 2002
        80,672           $4.72        September 28, 2003
       100,000           $6.00        January 20, 2004
       200,000           $4.72        March 9, 2004
        25,000           $5.16        March 9, 2004
     1,111,111           $4.72        March 9, 2004
       100,000           $6.00        March 30, 2004
        14,829           $5.00        March 31, 2004
       367,590           $4.43        November 6, 2004
       100,000           $1.76        March 28, 2005
         5,801           $6.00        November 7, 2005
           524           $6.00        May 21, 2006
     5,139,408           $2.53        June 21, 2009
   -----------
    15,178,198
   ===========


               As part of a financing completed on June 21, 1999, the Company issued a warrant to a director of the Company, in exchange for cash of $200,000, exercisable for a minimum of 1,591,723 shares of common stock. In 2000, the number of shares subject to this warrant increased to 10% of the Company's issued and outstanding shares on a fully diluted basis, with certain limited exceptions, up to a maximum of 5,139,408 shares.

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


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

               A summary of Cray's stock option activity and related information follows:

                                                 Weighted                     Weighted
                                                  Average                      Average
                                  Options        Exercise        Options      Exercise
                                Outstanding        Price       Exercisable      Price
                                -------------   ------------   ------------   ----------
Balance, January 1, 1999           2,583,036      $ 5.68         1,158,125     $ 4.15
            Granted                1,320,439        5.17
            Exercised               (107,513)       0.56
            Canceled                (100,616)       4.65
                                ------------
Balance, December 31, 1999         3,695,346        5.68         1,699,744       5.29
            Granted                4,924,513        5.48
            Exercised                (69,479)       2.69
            Canceled                (326,375)       5.16
                                ------------
Balance, December 31, 2000         8,224,005        5.61         2,428,813       5.59
            Granted                3,203,284        2.26
            Exercised                (15,856)       1.76
            Canceled                (420,661)       4.61
                                ------------
Balance, December 31, 2001        10,990,772      $ 4.68         4,936,938     $ 5.59
                                ============

Available for grant at
  December 31, 2001                3,753,216
                                ============

               Outstanding and exercisable options by price range as of December 31, 2001 are as follows:

                       Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------     ----------------------------
                                           Weighted       Weighted                        Weighted
Range of                                    Average        Average                         Average
Exercise Price               Number        Remaining      Exercise         Number         Exercise
Per Share                 Outstanding     Life (Years)     Price         Exercisable       Price
-------------------       -----------     ------------   ----------     -------------    -----------
$ 0.35 - $  3.00            3,346,210           9.1        $ 2.23           341,753        $ 1.87
  3.01 -    6.00            5,140,263           7.3          4.87         3,027,005          4.98
  6.01 -    9.00            2,495,299           7.6          7.54         1,562,180          7.54
  9.01 -   12.00                   --            --            --                --            --
 12.01 -   15.00                9,000           6.3         13.69             6,000         13.69
----------------           ----------        ------        ------        ----------        ------

$ 0.35 - $ 15.00           10,990,772           7.9        $ 4.68         4,936,938        $ 5.59
----------------           ----------        ------        ------        ----------        ------

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               FAIR VALUE INFORMATION: The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per common share for the years ended December 31, 1999, 2000, and 2001 would have been increased to the pro forma amounts indicated below:

               Net loss (in thousands):

                           1999              2000              2001
                         ---------         ---------         ---------
As reported              $ (34,532)        $ (25,388)        $ (35,228)
Pro forma                $ (38,148)        $ (32,705)        $ (45,214)

               Basic and diluted net loss per common share:

                           1999              2000              2001
                         ---------         ---------         ---------
As reported              $   (1.74)        $   (0.78)        $   (0.87)
Pro forma                $   (1.92)        $   (1.00)        $   (1.11)

               The weighted average Black-Scholes value of options granted under the stock option plans during 1999, 2000 and 2001 was $4.21, $4.40 and $1.95. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 85%, 98 % and 97% for 1999, 2000 and 2001, respectively, risk-free interest rate of 6.6%, 5.2%, and 5.0% for 1999, 2000 and 2001, respectively, and an expected term of 8.4, 8.4, and 8.2 years for 1999, 2000 and 2001, respectively.

               In 1996, the Company established an Employee Stock Purchase Plan (1996 ESPP). The maximum number of shares of the Company's common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP is the lower of (a) 85% of the fair market value of the Company's common stock at the beginning of each six month offering period or (b) the fair market value of the common stock at the end of each six month offering period. As of December 31, 2001 988,344 shares have been issued under the 1996 ESPP. The Company will replace the 1996 ESPP with the 2001 ESPP upon shareholder approval in May 2002. The 2001 ESPP will allow employees to acquire a maximum of 4,000,000 shares. The terms of the 2001 ESPP are the same as the 1996 ESPP, except that the 2001 ESPP will use three month offering periods rather than six months used in the 1996 ESPP.

NOTE 13        401(k) PLAN

               The Company has a defined contribution retirement plan covering substantially all employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with
               Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company may make voluntary

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


               matching contributions in amounts determined annually by the Board of Directors, which may be payable in cash or common stock of the Company. Defined contribution pension expense was $183,000, $713,000 and $1,142,000 for 1999, 2000 and 2001,
               respectively.

NOTE 14        SEGMENT INFORMATION

               SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2001, Cray operates in one business segment: global sales and service of high performance computers.

               Revenue from U.S. Government agencies or commercial customers primarily serving the U.S. Government totaled approximately $63.4 million and $113.6 million in 2000 and 2001.

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

               Geographic revenue and long-lived assets related to operations were as follows (in thousands):

               Twelve months ended December 31, 2000:

                        United                                     Asia
                        States         EMEA         Japan        Pacific         Total
                       --------      --------      --------      --------      --------
Product revenue        $ 41,368         2,748         2,501      $     --      $ 46,617
                       ========      ========      ========      ========      ========

Service revenue        $ 43,926      $ 17,706      $  7,015      $  2,808      $ 71,455
                       ========      ========      ========      ========      ========

Long-lived assets      $ 66,774      $  5,245      $  3,406      $  1,515      $ 76,940
                       ========      ========      ========      ========      ========

               Twelve months ended December 31, 2001:

                        United                                     Asia
                        States         EMEA         Japan        Pacific        Total
                       --------      --------      --------      --------      --------
Product revenue        $ 46,597      $  3,823      $    427      $    258      $ 51,105
                       ========      ========      ========      ========      ========

Service revenue        $ 53,326      $ 22,588      $  5,237      $  1,351      $ 82,502
                       ========      ========      ========      ========      ========

Long-lived assets      $ 60,381      $  2,540      $  2,074      $    951      $ 65,946
                       ========      ========      ========      ========      ========

                           CRAY INC. AND SUBSIDIARIES

                             ($ TABLES IN THOUSANDS)


NOTE 15        RESTRUCTURING CHARGES

               During 2001, the Company recorded restructuring charges totaling $3.8 million associated with the termination of approximately 102 employees in the third and fourth quarters of 2001. Substantially all of the restructuring charge represents severance expenses for the terminated employees. As of December 31, 2001, approximately $1.7 million of these severance amounts had not year been paid, and this amount is included in accrued payroll and related expense in the accompanying consolidated balance sheets as of December 31, 2001.

NOTE 16        SUBSEQUENT EVENTS

               On February 15, 2002, the Company raised an aggregate of $5.7 million, before offering expenses estimated at $100,000, in two separate transactions with two institutional investors. The Company issued a total of 2,869,549 shares of common stock. As part of one of these transactions, warrants expiring on June 21, 2002, covering 969,549 shares were exercised at a price of $2.00 per share and warrants covering 1,454,321 shares otherwise expiring on June 21, 2002, were extended to June 21, 2004, at an exercise price of $3.00 per share.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cray Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cray Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Seattle, Washington
March 27, 2002