Form 10-Q
period 2002-03-31
CRAY INC
filed 2002-05-15
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______ .

Commission file number 0-26820

CRAY INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	93-0962605 (I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600
Seattle, WA 98104-2860
(206) 701-2000
(Address of principal executive offices)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [     ]

     As of May 10, 2002, 45,491,974 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited):

		Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002	3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2002	4

		Condensed Consolidated Statement of Shareholders’ Equity for the Three Months Ended March 31, 2002	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities	27

	Item 6.	Exhibits and Reports on Form 8-K	27

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,	March 31,
	2001	2002

		(unaudited)
Current assets:
Cash and cash equivalents	$12,377	$5,864
Restricted cash	353	245
Accounts receivable, net of allowance of $936 in 2001 and 2002	24,764	33,012
Inventory, net	18,950	22,391
Prepaid expenses and other assets	3,954	4,061

Total current assets	60,398	65,573
Property and equipment, net	27,668	27,863
Service spares, net	12,267	11,124
Goodwill, net	22,680	22,680
Long-term receivable	550	550
Deferred tax asset	743	862
Other assets	2,781	2,742

TOTAL	$127,087	$131,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,295	$10,439
Accrued payroll and related expenses	12,063	15,730
Accrued loss on purchase commitment	4,602	1,044
Other accrued liabilities	5,850	5,033
Deferred revenue	22,762	22,774
Current portion of warranty reserves	6,574	6,719
Line of credit		3,486
Current portion of obligations under capital leases	347	346
Current portion of term loan	2,143	2,143
Current portion of notes payable	486	408

Total current liabilities	66,122	68,122
Warranty reserves	8,479	5,647
Obligations under capital leases	421	361
Term loan payable	3,928	3,392
Notes payable	8,387	8,425
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 - Authorized, issued and outstanding, 3,125 shares	24,946	24,946
Common Stock, par $.01 - Authorized, 100,000 shares; issued and outstanding, 42,187 and 45,107 shares	173,318	178,768
Accumulated other comprehensive loss	(762)	(1,264)
Accumulated deficit	(157,752)	(157,003)

	39,750	45,447

TOTAL	$127,087	$131,394

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenue:
Product	$27,597	$15,071
Service	21,150	20,129

Total revenue	48,747	35,200

Operating expenses:
Cost of product revenue	14,395	4,628
Cost of service revenue	8,060	10,925
Research and development	13,039	10,551
Marketing and sales	4,701	4,857
General and administrative	2,139	2,040
Restructuring charge		1,878
Amortization of goodwill	1,772

Total operating expenses	44,106	34,879

Income from operations	4,641	321
Other income (expense), net	(424)	1,384
Interest income (expense), net	(1,143)	(571)

Income before income taxes	3,074	1,134
Provision for income taxes	285	385

Net income	$2,789	$749

Net income per common share:
Basic	$0.07	$0.02

Diluted	$0.07	$0.02

Weighted average shares outstanding:
Basic	37,435	43,615

Diluted	37,471	47,812

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Series A
	Preferred Stock		Common Stock			Accumulated
						Other
	Number of		Number of		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

BALANCE, January 1, 2002	3,125	$24,946	42,187	$173,318	$(157,752)	$(762)	$39,750
Common stock issued, less issuance costs of $273			1,950	3,627			3,627
Exercise of warrants, less issuance costs of $116			970	1,823			1,823
Other comprehensive income:
Cumulative currency translation adjustment						(502)	(502)
Net income					749		749

BALANCE, March 31, 2002	3,125	$24,946	45,107	$178,768	$(157,003)	$(1,264)	$45,447

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended
	March 31,

	2001	2002

Operating activities
Net income	$2,789	$749
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,524	3,751
Gain on sale of assets		(38)
Amortization of goodwill	1,772
Beneficial conversion feature of notes payable	747	99
Non-cash warrant and option expense	374
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(18,587)	(8,248)
Inventory	9,307	(2,744)
Other assets	(1,801)	(187)
Accounts payable	3,716	(856)
Other accrued liabilities	(3,316)	(4,375)
Accrued payroll and related expenses	85	3,667
Warranty reserve	(5,578)	(2,687)
Deferred revenue	(1,048)	12

Net cash used by operating activities	(8,016)	(10,857)
Investing activities
Purchases of spares	(1,439)	(352)
Proceeds from sale of assets		46
Purchases of property and equipment	(2,147)	(3,156)

Net cash used by investing activities	(3,586)	(3,462)
Financing activities
Restricted cash	97	108
Payment received on related party loan	138
Proceeds from term loan	7,500
Principal payments on term loan		(536)
Proceeds from line of credit		3,486
Sale of common stock	3,159	3,627
Proceeds from exercise of warrants		1,823
Principal payments on bank note	(562)	(139)
Principal payments on capital leases	(121)	(61)

Net cash provided by financing activities	10,211	8,308

Effect of foreign exchange rate changes on cash and cash equivalents	(833)	(502)
Net decrease in cash and cash equivalents	(2,224)	(6,513)
Cash and cash equivalents
Beginning of period	4,626	12,377

End of period	$2,402	$5,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$171	$192
Non-cash investing and financing activities
Inventory reclassed to fixed assets		697
Note payable converted to common stock	7,781

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related interim condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S—X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	March 31,
	2001	2002

Components and subassemblies	$14,874	$20,379
Work in process	10,994	10,197
Finished goods	1,545	773

	27,413	31,349
Allowance for excess and obsolete	(8,463)	(8,958)

Inventory, net	$18,950	$22,391

Revenues in the first quarter of 2002 include $5.9 million from the sale of obsolete inventory recorded at a zero cost basis.

Comprehensive Income

     The components of comprehensive income are as follows:

	Three months
	ended March 31,

	2001	2002

Net income	$2,789	$749
Foreign currency translation adjustment	(833)	(502)

Comprehensive income	$1,956	$247

Segment Information

     Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $41.2 million and $29.9 million for the three months ended March 31, 2001 and 2002, respectively.

     The Company operates in three geographic segments: United States; Europe, the Middle East and Africa (EMEA); and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Segment information for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	United		Asia
Three months ended March 31, 2002:	States	EMEA	Pacific	Total

Product revenue	$9,504	$3,787	$1,780	$15,071

Service revenue	$12,961	$5,317	$1,851	$20,129

Net income (loss)	$(136)	$470	$415	$749

Total assets	$116,113	$10,795	$4,486	$131,394

Three months ended March 31, 2001:

Product revenue	$25,973	$1,624	$—	$27,597

Service revenue	$14,188	$4,872	$2,090	$21,150

Net income (loss)	$332	$1,575	$882	$2,789

Total assets	$125,760	$11,417	$5,928	$143,105

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method.

     In the first quarter of 2001 and 2002, the Company had convertible debt outstanding with weighted average conversion prices of $1.65, representing 300,000 shares, and $2.21, representing 4.2 million shares. The dilutive effect of these notes is calculated using the “if converted” method. Under this method, the interest expense related to the convertible debt is added back to net income. All convertible debt for the first quarter of 2001 and 2002 was antidilutive.

     In the first quarter of 2001 and 2002, 24.5 million and 29.0 million shares, respectively, were not included in the calculation of fully diluted EPS as they were antidilutive.

Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. We have applied SFAS No. 142 in the first quarter of 2002. In 2001 our annual amortization of goodwill was $7.2 million. We have tested goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that there is no impairment of goodwill as of January 1, 2002.

The following adjusts reported first quarter 2001 net income and earnings per share to exclude goodwill amortization:

Three Months
Ended March 31,
2001

Reported net income	$2,789
Plus: goodwill amortization	1,772

Adjusted net income	$4,561

Reported basic and diluted net income per share	$0.07
Plus: goodwill amortization per share	0.05

Adjusted basic and diluted net income per share	$0.12

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of this statement had no impact on our financial position or results of operations.

Restructuring Charges

     As of December 31, 2001, an accrued liability associated with restructuring charges related to the termination of employees in the third and fourth quarters of 2001 was $1.7 million. A restructuring charge expense related to termination of employees in the first quarter of 2002 was $1.9 million. Substantially all of the restructuring charge incurred in 2002 represents severance expenses for terminated employees and is expected to be paid in the next eighteen months. The reserve activity for the quarter is as follows (in thousands):

Severance and
related costs

Liability balance at December 31, 2001	$1,700
Additional restructuring charges	1,900
Payments	(883)

Liability balance at March 31, 2002	$2,717

Accrued Loss on Purchase Commitment

     As part of the acquisition of the Cray Research business unit from SGI on April 1, 2000, the company assumed a purchase commitment for $6.3 million for which a liability was accrued at the date of acquisition. The $6.3 million consisted of cancellation fees and commitments under contractual obligations to acquire inventory components deemed unusable. As of December 31, 2001, the Company had a remaining obligation of $4.6 million. In the first quarter of 2002 the Company satisfied a portion of the purchase commitment obligation through receipt of inventory and negotiated reductions in cancellation fees of $2.1 million and $1.4 million, respectively. The reduction in the cancellation fee was credited to other income in the amount of $1.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under “Factors That Could Affect Future Results” beginning on page 17. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market four computer systems, the Cray SV1ex, Cray T3E, Cray SX-6 and cluster solutions, and we provide maintenance services to the world wide installed base of these and earlier models of Cray computers. We are developing two new computer systems, the MTA-2, a scalable uniform shared memory, latency tolerant system that utilizes a multithreaded architecture and high bandwidth interconnection system, and the SV2 (code-named), which incorporates in its design both vector processing capabilities from our long line of Cray Research vector systems and highly parallel capabilities analogous to those of our T3E system. We recently have commenced offering professional services to leverage our reputation and skills for services and industry technical knowledge.

     We have experienced net losses in each year of our operations. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the three months ended March 31, 2002, we had net income of $749,000.

     We recognize revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth beginning on page 17.

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements:

     T90 Reserve. We acquired service contracts in the Cray Research acquisition for T90 vector computers. Some of the components in the T90 vector computers, which were sold prior to the acquisition, have an unusually high failure rate. At the date of the acquisition, we recorded a warranty reserve of $47.5 million to reflect our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers, we reduce the amount of the warranty reserve. As of March 31, 2002, our total warranty reserve balance is $12.4 million, of which $11.9 million relates to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. To date, our estimates of the costs incurred to service the T90 vector computers have approximated the actual costs we have incurred. We believe that the warranty reserve balance at March 31, 2002 is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

     Inventories. We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is discovered that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may be required to sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. As of March 31, 2002, we had an allowance for excess and obsolete inventory of $9.0 million applied against our gross inventory balance of $31.3 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We may have future sales of inventory previously written down to zero. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     Goodwill. Approximately 17% of our assets as of March 31, 2002, consist of goodwill resulting from our acquisition of the Cray Research business unit from Silicon Graphics in 2000. As discussed above in the “Recent Accounting Pronouncements” section, we adopted SFAS No. 142 on January 1, 2002, and no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to impairment of goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

Three Months Ended March 31, 2001 and 2002

     Product Revenue. We had product revenue of $15.1 million for the three months ended March 31, 2002, compared to $27.6 million for the respective 2001 period. Product revenue for 2002 consisted of $8.5 million for our SV1ex product line, $4.1 million for our T90 product line, $1.8 million for our T3E product line, and $652,000 for our MTA-2 product line. The first quarter 2001 results were higher due to a $21.3 million T3E sale in March 2001. We expect our product revenue to vary quarterly. See “Factors That Could Affect Our Future Results — Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile.”

Cray is a federally registered trademark of Cray Inc., and Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SV2, Cray MTA, and Cray MTA-2 are trademarks of Cray Inc

     Product revenue represented 43% and 57% of total revenue for the three months ended March 31, 2002 and 2001, respectively.

     Service Revenue. We had service revenue, which includes revenue from maintenance services and, beginning in 2002, from professional services, of $20.1 million for the three months ended March 31, 2002, compared to $21.2 million for the respective 2001 period; the 2002 results include $1.6 million from professional services. Maintenance services are provided under separate maintenance contracts with our customers.

     These contracts generally provide for maintenance services for one year, although some are for multi-year periods, and are renewable upon expiration at the customer’s election. We expect maintenance service revenue to decline slowly over the next year or so as older systems are withdrawn from service and then to stabilize as our new systems are placed in service. Professional services are provided under separate contracts for a particular activity, such as deinstalling a computer system, porting a certain application to one of our platforms or use of our computer resources for a particular period, and we expect contracts to vary greatly in size. We received our first revenue from professional services in the first quarter of 2002, and expect that our professional services revenue will increase.

     Service revenue represented 57% and 43% of total revenue for the three months ended March 31, 2002 and 2001, respectively.

     Operating Expenses. We had cost of product revenue of $4.6 million for the three months ended March 31, 2002, compared to $14.4 million for the respective 2001 period. Our cost of product represented 31% of product revenue for the three months ended March 31, 2002, compared to 52% for the corresponding 2001 period. The decrease reflects unusually high margins from sales of our T90, T3E and SV1ex products during the quarter, as we were able to sell inventory that had been previously expensed or partially or wholly written off. We expect our cost of product revenue to range from 50% to 60% as a percentage of product revenue for the rest of 2002.

     We had cost of service revenue of $10.9 million for the three months ended March 31, 2002, including $9.5 million for maintenance services and $1.4 million for professional services, compared to $8.1 million for the corresponding 2001 period. Our cost of service revenue represented 54% of service revenue for the three months ended March 31, 2002, compared to 38% for the corresponding 2001 period. The increase was primarily due to high costs associated with professional services in the first quarter of 2002 and favorable cost variances in the first quarter of 2001. We expect our overall cost of service revenue to range from 50% to 55% of service revenue for the rest of the year.

     Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems in the 2001 period and the development of the MTA-2 and SV2 systems in both the 2001 and 2002 periods, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Net research and development expenses were $10.6 million for the three months ended March 31, 2002, compared to $13.0 million for the respective 2001 period. Government developmental funding was $2.9 million and $3.2 million for the three months ended March 31, 2002 and 2001, respectively. Net research and development expenditures represented 30% and 27% of total revenue for the three months ended March 31, 2002 and 2001, respectively. We expect that research and development expenses will decrease in 2002, due to reductions in third-party non-recurring engineering expenses as we complete development of the MTA-2 and SV2 systems, reductions in personnel and increased governmental funding. Over time, with receipt of increased revenue from products currently under development, sales of the Cray SX-6 series of computers and cluster systems and more professional services engagements, we expect research and development expenses to decrease as a percentage of overall revenue.

     Marketing and sales expenses were $4.9 million for the three months ended March 31, 2002, compared to $4.7 million for the respective 2001 period. We expect quarterly marketing and sales expenses to remain relatively constant for the remaining 2002 quarters.

     General and administrative expenses were $2.0 million for the three months ended March 31, 2002, compared to $2.1 million for the respective 2001 period. We expect quarterly general and administrative expenses to remain relatively constant for the remaining 2002 quarters.

     Restructuring charges were $1.9 million for the three months ended March 31, 2002 compared to none for the respective 2001 period and represent severance expenses related to the termination of employees in the first quarter of 2002.

     We incurred no amortization expense for the three months ended March 31, 2002, compared to $1.8 million for the respective 2001 period. Amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000. Following the implementation of Statement of Financial Accounting Standard No. 142, we determined that there was no impairment related to goodwill and intangible assets, and we will not record any further amortization of goodwill in 2002. See “Recent Accounting Pronouncements” beginning on page 9 above.

     Other Income (Expense), net. Other income was $1.4 million for the three months ended March 31, 2002, compared to other expense of $424,000 for the respective 2001 period. The increase in other income consisted primarily of a negotiated settlement of a accrued cancellation charge on a purchase commitment.

     Interest Income (Expense), net. Interest income was $28,000 for the three months ended March 31, 2002, compared to $15,000 for the respective 2001 period. Interest expense was $571,000 for the three months ended March 31, 2002, compared to $1.1 million for the respective 2001 period. The higher interest expense for 2001 was largely due to a non-cash charge of $747,000 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options issued in conjunction with certain investor promissory notes, compared to a non-cash charge of $145,000 in the first quarter of 2002 associated with the financing completed in November 2001. We expect to incur additional non-cash interest charges associated with the financing completed in November 2001, related to the discount recorded on convertible debt issued.

     Taxes. We recorded a provision of $385,000 for income taxes in foreign countries and certain states for the three months ended March 31, 2002, compared to $285,000 for the respective 2001 period. Due to continued losses from operations on an annual basis, there has been no provision for U.S. federal income taxes for any period.

Liquidity and Capital Resources

     Cash, cash equivalents and accounts receivable totaled $38.9 million at March 31, 2002, compared to $37.1 million at December 31, 2001. Over that period, cash decreased from $12.4 million to $5.9 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $353,000 to $245,000. These decreases were more than offset by an increase of more than $8.2 million in accounts receivable, which was largely due to a $5.4 million receivable being paid in the first week after the end of the quarter.

     Net cash used by operating activities was $10.9 million for the three months ended March 31, 2002, compared to $8.0 million used in the corresponding 2001 period. For the three months ended March 31, 2002, net operating cash was used primarily by increases in accounts receivable and inventory, offset by an increase in accrued payroll and related expenses.

     Net cash used by investing activities was $3.5 million for the three months ended March 31, 2002, compared to $3.6 million for the corresponding 2001 period. Net cash used by investing activities for the 2002 period consisted primarily of $3.2 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures and $352,000 for service spares.

     Net cash provided by financing activities was $8.3 million for the three months ended March 31, 2002, compared to $10.2 million for the corresponding 2001 period. For the three months ended March 31, 2002, we raised $3.6 million through the sale of common stock to one institutional investor, and raised $1.8 million through the exercise of warrants. We also received $3.5 million from a draw on our line of credit during March 2002.

     Over the next twelve months our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that anticipated product sales, professional services, maintenance services and government funding of research and development expenses, coupled with limitations on operating expenses and capital expenditures, over the next twelve months will generate overall positive cash flow.

     At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities. In addition, delays in the development of the MTA-2, or the SV2 system, may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next 12 months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product development, product availability and general economic conditions. In addition, we may raise additional capital to enhance our cash position and working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in the remainder of 2002 and following years will depend upon completing the development of the SV2 and MTA-2 systems. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems would make it difficult for us to develop and market these systems. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. If our vendors are unable to manufacture our components to our design specifications on a timely basis, the completion of our products will be delayed. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We also may find flaws in our system software, which require correction. Redesign work may be costly and cause delays in the development of these systems, and could make it more difficult for these systems to be successful as commercial products.

LACK OF CUSTOMER ORDERS FOR OUR EXISTING PRODUCTS AND OUR INABILITY TO SELL OUR PRODUCTS AT EXPECTED PRICES WOULD LIMIT OUR REVENUE AND OUR ABILITY TO BE PROFITABLE. We will depend on sales of our current products — the Cray SV1ex series, T3E systems, Cray SX-6 and cluster systems — for significant product revenue in 2002. To obtain these sales, we need to assure our customers of product performance and cost effectiveness and overcome market difficulties applicable to each system. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and we may not be able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

LACK OF SALES OF THE SX-6 SYSTEM COULD DECREASE OUR REVENUE AND DELAY PROFITABILITY. Cray SX-6 systems from Japan first became available for delivery in North America in the first quarter of 2002, which has delayed our sales efforts. These sales would be adversely affected if NEC does not develop a follow-on product to the SX-6. Supercomputers from Japan have not been available for sale in the United States since 1997, and there may be reluctance among traditional customers, such as governmental agencies and research organizations and industrial users, to purchase supercomputers from non-U.S. sources. In addition, we must appropriately place the SX-6 system within our own product line to avoid customer and market confusion. If we do not obtain certain volumes of sales of Cray SX-6 systems through March 2003, we may lose our North American exclusive distribution rights for this product. Competing successfully with NEC with respect to sales of the SX-6 system outside of North America is difficult.

WE MAY NOT BE SUCCESSFUL IN CONTRACTING TO PROVIDE OUR PROFESSIONAL SERVICES, WHICH WOULD DECREASE REVENUE AND AFFECT PROFITABILITY. Our entry into the professional services market is new. We will be using our employees with subject matter expertise, led by experienced professional service leaders we have recently hired, to staff professional services projects on a project-by-project basis. We need to refine our approach and develop methodologies that change the way we have conducted business in the past. We compete with companies with larger staffs and more experience in the marketing and provision of professional services. For these reasons our entry into the professional services market may not be successful.

LACK OF SALES OF CLUSTER SYSTEMS WOULD REDUCE OUR REVENUE AND DELAY PROFITABILITY. We expect that sales of cluster systems will begin in the second half of 2002. There are many competitive cluster solutions, and pressure on margins is severe. We expect to compete based on increasingly differentiated software, pre-sales integration services, our reputation for excellent post-sales maintenance and support services and our professional services assisting cluster customers finding solutions for their problems. If we cannot develop commercially acceptable software solutions or our services are not sufficiently well-received, then we will have difficulty selling cluster solutions at prices that generate appropriate margins.

GENERAL ECONOMIC AND MARKET CONDITIONS COULD DECREASE OUR REVENUE, INCREASE OUR NEED FOR CASH AND DELAY PROFITABILITY. While most of our business is related to the government sector, which is less affected by short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures has affected sales to our industrial customers and may continue to do so. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and delay profitability.

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

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We also use a contract manufacturer to assemble our SV1ex and T3E components, and plan to do so for our MTA-2 and SV2 systems also. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a reduction or an interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

•	if we were ever unable to locate a supplier for a component, we would be unable to assemble and deliver our products;

•	one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well-established companies.

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

     OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the Cray T3E system, and the expected high average sales prices for our MTA-2, SX-6 and SV2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the availability of components;

•	timing of the receipt of necessary export licenses; or

•	currency fluctuations and international conflicts or economic crises.

     Because of these factors, revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter.

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. We expect to have positive cash flow from our anticipated product sales, professional services, maintenance services and government funding of research and development expenses over the next twelve months. At any time, given the high average selling price of our products, our cash position is impacted by the timing of product sales, receipt of prepaid maintenance and receipt of government funding of research and development activities. Delays in the development of either the MTA-2 or SV2 systems may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability, general economic conditions and/or failure to receive sufficient governmental support for our products and research activities. In addition, we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the business operations of Cray Research at the end of March 2000, and have had three profitable quarters since that acquisition, whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the SV1ex, T3E, SX-6 and cluster systems, engage professional services clients and complete the development of the MTA-2 and SV2 systems;

•	the level of revenue in any given period;

•	the cost of servicing the T90 installed base;

•	the terms and conditions of sale or lease for our products; and

•	our expense levels, particularly for research and development and manufacturing and service costs.

FAILURE TO OBTAIN RENEWAL OF MAINTENANCE SERVICE CONTRACTS WILL REDUCE OUR REVENUE AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. In 2000 and 2001 we performed maintenance services under existing SGI maintenance contracts as a subcontractor to SGI; we now have been successful in having almost all of these contracts assigned to us. As these contracts expire, however, we need to sell new maintenance service contracts to these customers. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $83 million in 2001 and is expected to further decline until we develop, sell and install new products. If customers do not renew their maintenance service contracts with us, our revenue and earnings will be reduced.

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR EARNINGS. Some of the components in the T90 vector computers sold by SGI before our acquisition of the operations of Cray Research have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $11.9 million as of March 31, 2002, to provide for anticipated future losses on the T90 maintenance service contracts.

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of sales could cause the market price of our common stock to decline. As of March 31, 2002, we had outstanding:

•	45,127,474 shares of common stock;

•	3,125,000 shares of Series A preferred stock convertible into 3,136,763 shares of common stock;

•	warrants to purchase 14,111,441 shares of common stock;

•	debentures convertible into an indeterminable number of shares of common stock (a minimum of 3,957,447 shares); and

•	stock options to purchase an aggregate of 10,984,772 shares of common stock, of which 5,896,928 options were then exercisable.

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

THE CONVERSION OF THE DEBENTURES AND THE EXERCISE OF THE WARRANTS MAY SUBSTANTIALLY DILUTE OUR COMMON SHAREHOLDERS. In November 2001, we issued 5% convertible subordinated debentures in the aggregate original principal amount of $9,300,000, convertible into shares of our common stock as described below, and common stock purchase warrants for an aggregate of 367,590 shares of our common stock at an initial exercise price of $4.4275 per share, exercisable until November 6, 2004. The holders of the debentures can choose to convert all or a portion of the principal amount outstanding into shares of our common stock at any time before the maturity date of November 6, 2004. The debentures are convertible into common stock at a fixed conversion price of $2.35 per share from the date of issuance until maturity. In addition, during each three-month period beginning on February 6, 2002, each holder may convert on a cumulative basis up to 25% of the original principal amount of each holder’s debenture at a floating conversion price. The floating conversion price is equal to 94% of the average of the 7 lowest daily volume weighted average prices during the 20 trading days immediately prior to the date upon which the debenture is converted.

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

     During calendar year 2001, the closing price of our common stock has ranged from a low of $1.53 to a high of $3.45 per share, and in the first quarter of 2002, the closing prices ranged from a low of $1.82 to a high of $2.66 per share.

	Shares Issuable
	Under	Shares Issuable	Total Shares	Total Shares as a
Hypothetical	Convertible	Under	Issuable to	Percent of
Conversion Price (1)	Debentures (1)	Warrants	Investors	Outstanding Stock (2)

$1.00	9,300,000	367,590	9,667,590	17.6%
$1.25	7,440,000	367,590	7,807,590	14.7%
$1.50	6,200,000	367,590	6,567,590	12.7%
$1.75	5,314,286	367,590	5,681,876	11.2%
$2.00	4,650,000	367,590	5,017,590	10.0%
$2.25	4,133,333	367,590	4,500,923	9.1%
$2.35(3)	3,957,447	367,590	4,325,037	8.7%

(1)	Assumes conversion in full of all debentures at the hypothetical conversion price set forth above. Assumes interest is paid in cash and not in shares of common stock.

(2)	Based on 45,127,474 shares of common stock outstanding on March 31, 2002, plus the shares issuable to the investors under the debentures and the warrants shown above.

(3)	At floating conversion prices above $2.35 per share, the investors would convert at the fixed conversion price of $2.35 per share.

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

THE SALES OF MATERIAL AMOUNTS OF OUR COMMON STOCK UPON CONVERSION OF THE DEBENTURES, OR THE PROSPECT OF SUCH SALES, COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES. Our common stock price may decrease if the holders of the debentures elect to convert and resell their shares of common stock. In particular, as the price of our common stock decreases, if the holders of the debentures elect to convert, we will be required to issue more shares of our common stock, based on the floating conversion price, for any given dollar amount invested by the holders of the debentures. See the table above under “The Conversion of the Debentures and the Exercise of the Warrants May Substantially Dilute Our Common Shareholders.” Any future issuance of a significant number of common shares, or any future sales by the investors of a significant number of common shares, or the prospect of such issuances or sales, could reduce the market price of our common stock. This may encourage short sales by third parties, which could place further downward pressure on the price of our common stock.

OUR ABILITY TO OBTAIN FUTURE FINANCING MAY BE HINDERED BY THE UNCERTAIN AND POTENTIALLY SUBSTANTIAL NUMBER OF SHARES ISSUABLE UNDER THE DEBENTURES. The shares issuable upon conversion of the debentures are linked to a percentage discount to the market price of our common stock at the time of the conversion. We cannot predict the number of shares of common stock that may be issued upon conversion. The lower the price of our common stock at the time of conversion, the more shares of common stock that we will be required to issue upon conversion, which will further dilute holders of our other securities. See the table above under “The Conversion of the Debentures and the Exercise of the Warrants May Substantially Dilute Our Common Shareholders.” This uncertain and potentially substantial number of shares issuable upon conversion of the debentures may hinder our ability to obtain additional financing.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to:

•	changes in analysts’ estimates;

•	our future capital raising activities;

•	announcements of technological innovations by us or our competitors; and

•	general conditions in our industry.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. Third parties may assert intellectual property claims against us and claims, if proved, could require us to pay substantial damages or redesign our existing products. Even meritless claims would require management attention and would cause us to incur significant expense to defend. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

OUR ABILITY TO BUILD SOME PRODUCTS IS LIMITED BY OUR AGREEMENT WITH SILICON GRAPHICS, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SILICON GRAPHICS AND OTHER COMPANIES. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from Silicon Graphics contains restrictions on our ability to develop some products, including specified successors to the T3E system, and restrictions on the use of other technology, such as SGI’s IRIX operating system to the SV2.

IT MAY BECOME MORE DIFFICULT TO SELL OUR STOCK IN THE PUBLIC MARKET. Our common stock is listed for quotation on the Nasdaq National Market. To keep our listing on this market, Cray must meet Nasdaq’s listing maintenance standards. If the bid price of our common stock falls below $1.00 for an extended period, or we are unable to continue to meet Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq National Market. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In addition, when the market price of our common stock is less than $5.00 per share, we become subject to penny stock rules even if our common stock is still listed on the Nasdaq National Market. While the penny stock rules should not affect the quotation of our common stock on the Nasdaq National Market, these rules may further limit the market liquidity of our common stock and the ability of investors to sell our common stock in the secondary market.

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

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR MANAGEMENT MORE DIFFICULT. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our articles of incorporation and bylaws provide for:

•	a staggered board of directors, so that only two or three of eight directors are elected each year;

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the issuance of preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	amendments to our restated articles of incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995 or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures must be followed to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures must be followed in order for nominating members for election to our board of directors.

WE DO NOT ANTICIPATE DECLARING ANY DIVIDENDS. We have never paid any dividends on our common stock and we intend to continue our policy of retaining any earnings to finance the development and expansion of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended March 31, 2002, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We plan on using forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions. At March 30, 2002, we had fixed rate convertible debentures of $9.3 million and a variable rate term loan of $5.5 million that are both due in 2004. Our minimum payment commitment on the term loan is fixed during the term. Interest payments on our term loan fluctuate with movements of interest rates, increasing in periods of rising rates of interest and declining in periods of decreasing rates of interest.

Part II. Other Information

Item 2. Changes in Securities

     On February 15, 2002, we sold 1,950,000 shares of common stock to Riverview Group, LLC for cash consideration of $3,900,000, in a privately-negotiated transaction in which no party acted as an underwriter. The offer and sale to Riverview Group, LLC was under our shelf registration statement on Form S-3.

     On February 15, 2002, we sold 2,919,548 shares of common stock to Banca del Gottardo for cash consideration of $5,839,000 in a private placement. These shares were issued pursuant to an exercise of warrants issued on June 21, 1999, which had had their exercise price reduced to $2.00 per share. In addition, we extended the exercise period of outstanding June 21, 1999, warrants for 1,454,321 shares from June 21, 2002 to June 21, 2004 and changed the exercise price to $3.00 per share. No party acted as an underwriter in this transaction. The issuance of the shares and warrants were exempt from the registration provisions of the Securities Act under Sections 4(2) and 4(6) of the Securities Act and the rules and regulations thereunder because of the nature of the investor and the manner in which the offering was conducted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Bylaws, as amended through March 1, 2002
10.1	First Amendment to Loan and Security Agreement, dated as of March 20, 2002, by and among Foothill Capital Corporation, Cray Inc. and Cray Federal Inc.

(b)	Reports on Form 8-K

A report on Form 8-K for an event of March 4, 2002, was filed on March 5, 2002, reporting the resignation of Michael P. Haydock as President and Chief Executive Officer of the Company under Item 5, “Other Events.”

A report on Form 8-K for an event of February 15, 2002, was filed on February 20, 2002, reporting a sale of common stock under Item 5, “Other Events.”

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

May 14, 2002	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk President and Chief Executive Officer

By:	/s/ DOUGLAS C. RALPHS

Douglas C. Ralphs Chief Financial and Accounting Officer