Form 10-Q
period 2002-06-30
CRAY INC
filed 2002-08-14
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 0-26820

CRAY INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	93-0962605 (I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600
Seattle, WA 98104-2860
(206) 701 — 2000
(Address of principal executive offices)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

     As of August 12, 2002, 48,337,120 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,	June 30,
	2001	2002

		(unaudited)
Current assets:
Cash and cash equivalents	$12,377	$16,593
Restricted cash	353	134
Accounts receivable, net of allowance of $936 in 2001 and 2002	24,764	30,174
Inventory, net	18,950	20,894
Prepaid expenses and other assets	3,954	4,143

Total current assets	60,398	71,938
Property and equipment, net	27,668	26,819
Service spares, net	12,267	10,212
Goodwill, net	22,680	22,680
Long-term receivable	550	550
Deferred tax asset	743	998
Other assets	2,781	3,255

TOTAL	$127,087	$136,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,295	$9,593
Accrued payroll and related expenses	12,063	15,081
Accrued loss on purchase commitment	4,602
Other accrued liabilities	5,850	5,785
Deferred revenue	22,762	23,968
Current portion of warranty reserves	6,574	5,191
Current portion of obligations under capital leases	347	300
Current portion of term loan	2,143	2,143
Current portion of notes payable	486	328

Total current liabilities	66,122	62,389
Warranty reserves	8,479	3,708
Obligations under capital leases	421	291
Term loan payable	3,928	2,857
Notes payable	8,387	8,461
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 - Authorized, issued and outstanding, 3,125 shares	24,946	24,946
Common Stock, par $.01 - Authorized, 100,000 shares; issued and outstanding, 42,187 and 48,332 shares	173,318	190,086
Accumulated other comprehensive loss	(762)	(470)
Accumulated deficit	(157,752)	(155,816)

	39,750	58,746

TOTAL	$127,087	$136,452

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue:
Product	$8,612	$19,098	$36,209	$34,169
Service	20,811	19,539	41,961	39,668

Total revenue	29,423	38,637	78,170	73,837

Operating expenses:
Cost of product revenue	4,386	12,247	18,781	16,875
Cost of service revenue	10,604	9,767	18,664	20,692
Research and development	14,148	8,588	27,187	19,139
Marketing and sales	4,882	4,920	9,583	9,777
General and administrative	2,244	1,893	4,383	3,933
Restructuring charge				1,878
Amortization of goodwill	1,774		3,546

Total operating expenses	38,038	37,415	82,144	72,294

Income (loss) from operations	(8,615)	1,222	(3,974)	1,543
Other income (expense), net	(936)	1,018	(1,360)	2,402
Interest income (expense), net	(138)	(463)	(1,281)	(1,034)

Income (loss) before income taxes	(9,689)	1,777	(6,615)	2,911
Provision for income taxes	197	590	482	975

Net income (loss)	$(9,886)	$1,187	$(7,097)	$1,936

Net income (loss) per common share:
Basic	$(0.24)	$0.03	$(0.18)	$0.04

Diluted	$(0.24)	$0.02	$(0.18)	$0.04

Weighted average shares outstanding:
Basic	41,385	45,765	39,416	44,696

Diluted	41,385	51,562	39,416	48,903

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Series A
	Preferred Stock		Common Stock
						Currency
	Number of		Number of		Accumulated	Translation
	Shares	Amount	Shares	Amount	Deficit	Adjustment	Total

BALANCE, January 1, 2002	3,125	$24,946	42,187	$173,318	$(157,752)	$(762)	$39,750
Common stock issued, less issuance costs of $273			1,950	3,627			3,627
Exercise of warrants, less issuance costs of $116			970	1,823			1,823
Other comprehensive income:
Cumulative currency translation adjustment						(502)	(502)
Net income					749		749

BALANCE, March 31, 2002	3,125	$24,946	45,107	$178,768	$(157,003)	$(1,264)	$45,447

Issuance of shares under Employee Stock Purchase Plan			222	679			679
Issuance of shares under Company 401(k) Plan			257	568			568
Common stock issued for accrued interest on notes payable			96	224			224
Exercise of stock options			260	677			677
Exercise of warrants, less issuance costs of $429			2,390	8,940			8,940
Warrants issued for consulting services				230			230
Other comprehensive income:
Cumulative currency translation adjustment						794	794
Net income					1,187		1,187

BALANCE, June 30, 2002	3,125	$24,946	48,332	$190,086	$(155,816)	$(470)	$58,746

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended
	June 30,

	2001	2002

Operating activities
Net income (loss)	$(7,097)	$1,936
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	6,868	7,471
Gain on sale of assets		(38)
Amortization of goodwill	3,546
Beneficial conversion feature of notes payable	747	199
Non-cash warrant and option expense	374	230
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,358)	(5,410)
Inventory	4,403	(3,141)
Other assets	(512)	(918)
Accounts payable	(6,673)	(1,702)
Other accrued liabilities	(5,106)	(4,667)
Accrued payroll and related expenses	128	3,018
Warranty reserve	(8,797)	(6,154)
Deferred revenue	(1,354)	1,206

Net cash used by operating activities	(18,831)	(7,970)
Investing activities
Purchases of spares	(1,439)	(860)
Proceeds from sale of assets		46
Purchases of property and equipment	(3,847)	(2,518)

Net cash used by investing activities	(5,286)	(3,332)
Financing activities
Restricted cash	199	219
Related party (receivable)/payments	133
Proceeds from term loan	7,500
Principal payments on term loan		(1,071)
Sale of common stock	4,089	5,775
Proceeds from sale of preferred stock	25,000
Proceeds from exercise of warrants		10,763
Principal payments on bank note	(1,031)	(283)
Capital leases, net	(271)	(177)

Net cash provided by financing activities	35,619	15,226

Effect of foreign exchange rate changes on cash and cash equivalents	(816)	292
Net increase in cash and cash equivalents	10,686	4,216
Cash and cash equivalents
Beginning of period	4,626	12,377

End of period	$15,312	$16,593

Supplemental disclosure of cash flow information:
Cash paid for interest	$560	$537
Non-cash investing and financing activities:
Inventory reclassed to fixed assets	4,919	1,197
Fixed asset additions through notes payable	585
Note payable converted to common stock	8,300

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated balance sheets and related interim consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2001	2002

Components and subassemblies	$14,874	$16,218
Work in process	10,994	8,933
Finished goods	1,545	4,598

	27,413	29,749
Allowance for excess and obsolete	(8,463)	(8,855)

Inventory, net	$18,950	$20,894

     Revenue in the first six months of 2002 includes $5.9 million from the sale of obsolete inventory recorded at a zero cost basis in the first quarter.

Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2001	2002	2001	2002

Net income (loss)	$(9,886)	$1,187	$(7,097)	$1,936
Foreign currency translation adjustment	$17	794	$(816)	292

Comprehensive income (loss)	$(9,869)	$1,981	$(7,913)	$2,228

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $19.5 million and $26.0 million for the three and six months ended June 30, 2002, compared to $10.8 million and $36.9 million for the three and six months ended June 30, 2001.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North		Asia
	America	EMEA	Pacific	Total

Three months ended June 30, 2002:
Product revenue	$15,198	$2,944	$956	$19,098

Service revenue	$12,228	$5,722	$1,589	$19,539

Net income (loss)	$(152)	$1,445	$(106)	$1,187

Six months ended June 30, 2002:
Product revenue	$24,992	$5,593	$3,584	$34,169

Service revenue	$25,184	$11,039	$3,445	$39,668

Net income (loss)	$(1,677)	$2,720	$893	$1,936

As of June 30, 2002:
Long-lived assets	$59,234	$2,375	$2,905	$64,514

	North		Asia
	America	EMEA	Pacific	Total

Three months ended June 30, 2001:
Product revenue	$6,784	$1,828	$—	$8,612

Service revenue	$13,285	$5,739	$1,787	$20,811

Net income (loss)	$(9,848)	$428	$(466)	$(9,886)

Six months ended June 30, 2001:
Product revenue	$32,757	$3,452	$—	$36,209

Service revenue	$27,375	$10,611	$3,975	$41,961

Net income (loss)	$(10,485)	$2,972	$416	$(7,097)

As of June 30, 2001:
Long-lived assets	$62,656	$2,936	$4,107	$69,699

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock and convertible debt under the if-converted method.

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2001	2002	2001	2002

Weighted average number of shares used in basic EPS	41,385	45,765	39,416	44,696

Effect of dilutive securities:
Stock options		1,357		539
Warrants		1,315		543
Convertible preferred stock		3,125		3,125

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	41,385	51,562	39,416	48,903

     For the three and six months ended June 30, 2001, 24.5 million common stock equivalents were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2002, common stock equivalents of 22.0 million and 23.5 million shares, respectively, were not included in computing diluted EPS because their effects were antidilutive.

Restructuring Charges

     As of December 31, 2001, an accrued liability associated with restructuring charges related to the termination of employees in the third and fourth quarters of 2001 was $1.7 million. A restructuring charge expense related to termination of employees in the first quarter of 2002 was $1.9 million. Substantially all of the restructuring charge incurred in 2002 represents severance expenses for terminated employees and is expected to be paid in the next eighteen months. The restructuring liability is included within accrued payroll and related expenses on the balance sheet. The reserve activity for the first half of the year is as follows (in thousands):

Severance and
related costs

Liability balance at December 31, 2001	$1,700
Additional restructuring charge	1,900
Payments	(883)

Liability balance at March 31, 2002	2,717
Payments	(939)

Liability balance at June 30, 2002	$1,778

Accrued Loss on Purchase Commitment

     As part of the acquisition of the Cray Research business unit from Silicon Graphics, Inc. (“SGI”) on April 1, 2000, the Company assumed a purchase commitment for $6.3 million for which a liability was accrued at the date of acquisition. The $6.3 million consisted of cancellation fees and commitments under contractual obligations to acquire inventory components deemed unusable. As of December 31, 2001, the Company had a remaining obligation of $4.6 million. The Company satisfied a portion of the purchase commitment obligation through receipt of $2.1 million of inventory and negotiated reductions in cancellation fees of $1.4 million in the first quarter of 2002, and through receipt of $500,000 of inventory and $637,000 of reduced cancellation fees in the second quarter of 2002. The reduction in the cancellation fee was reflected as other income in the amount of $1.4 million in the first quarter of 2002, and $637,000 in the second quarter of 2002.

T90 Warranty Reserve

     Certain components in the T90 vector computers have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company recorded a warranty reserve to reflect our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them. The Company continually monitors the reasonableness of the estimate of the warranty reserve. In determining the appropriate reserve at June 30, 2002, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $1.5 million.

Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We have adopted SFAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in operating results of $1.8 million and $3.5 million for the three and six months ending June 30, 2002. We have tested goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that there was no impairment of goodwill as of January 1, 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied in the prior year period is as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2001	2001

Reported net loss	$(9,886)	$(7,097)
Plus: goodwill amortization	1,772	3,544

Adjusted net loss	$(8,114)	$(3,553)

Reported basic and diluted net loss per share	$(0.24)	$(0.18)
Plus: goodwill amortization	0.04	0.09

Adjusted basic and diluted net loss per share	$(0.20)	$(0.09)

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction which, among other technical changes, eliminates the classification of extinguishment of debt as an extraordinary item. This statement will be effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material effect on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the commitment date to an exit plan, as is currently required. We are required to adopt the provisions of SFAS No.146 effective for exit or disposal activities initiated after December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under “Factors That Could Affect Future Results” beginning on page 19. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market four computer systems, the Cray SV1ex, Cray T3E, Cray SX-6 and cluster solutions, and provide maintenance services to the world wide installed base of these and earlier models of Cray computers. We are developing two new computer systems, the MTA-2, a scalable uniform shared memory, latency tolerant system that utilizes a multithreaded architecture and high bandwidth interconnection system, and the Cray X1 (formerly code named the Cray SV2), which incorporates in its design both vector processing capabilities from our long line of Cray Research vector systems and highly parallel capabilities analogous to those of our T3E system. We recently have commenced offering professional services to leverage our reputation and skills for services and industry technical knowledge.

     We have experienced net losses in each full year of our operations. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the six months ended June 30, 2002 we had net income of $1.9 million.

Cray is a federally registered trademark of Cray Inc., and Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray X1, Cray MTA, and Cray MTA-2 are trademarks of Cray Inc.

     We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize service revenue from the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below, beginning on page 19.

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market and impairment and useful lives of intangible assets. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     T90 Reserve. We acquired service contracts in the Cray Research acquisition for T90 vector computers. Some of the components in the T90 vector computers have an unusually high failure rate. At the date of the acquisition we recorded a warranty reserve of $47.5 million to reflect our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers, we reduce the amount of the warranty reserve. As of June 30, 2002, our total warranty reserve balance was $8.9 million, of which $8.5 million relates to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve at June 30, 2002, we reduced the T90 reserve by $1.5 million. We believe that the warranty reserve balance at June 30, 2002, as reduced, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

     Inventories. We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is discovered that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. As of June 30, 2002, we had an allowance for excess and obsolete inventory of $8.9 million applied against our gross inventory balance of $29.8 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     Goodwill. Approximately 17% of our assets as of June 30, 2002, consist of goodwill resulting from our acquisition of the Cray Research business unit from Silicon Graphics in 2000. As discussed above in the “Recent Accounting Pronouncements” section, we adopted SFAS No. 142 on January 1, 2002, and no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

Three And Six Months Ended June 30, 2001 and 2002

     Product Revenue. We had product revenue of $19.1 million for the three months ended June 30, 2002, compared to $8.6 million for the respective 2001 period. The increase in product revenue for 2002 was primarily due to the sale of a $14.5 million Cray T3E system in June 2002. We had product revenue of $34.2 million for the six months ended June 30, 2002, compared to $36.2 million for the respective 2001 period; the higher 2001 results primarily were due to the sale of a $21.3 million Cray T3E system in the first quarter of 2001. We expect our product revenue to vary quarterly. See “Factors That Could Affect Future Results — Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile.”

     Product revenue represented 49% and 46% of total revenue for the three and six months ended June 30, 2002, respectively, compared to 29% and 46% for the corresponding 2001 periods.

     Service Revenue. We had service revenue, which includes revenue from maintenance services and, beginning in 2002, from professional services, of $19.5 million and $39.7 million for the three and six months ended June 30, 2002, compared to $20.8 million and $42.0 million for the respective 2001 periods; the 2002 results include $2.4 million from professional services for the second quarter and $4.0 million for the first six months. Service revenue represented 51% and 54% of total revenue for the three and six months ended June 30, 2002, respectively and 71% and 54% for the corresponding 2001 periods.

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

     Professional services are provided under separate contracts for a particular activity, such as development, design and study of a new high performance computer system, deinstalling a computer system, porting a certain application to one of our platforms or use of our computer resources for a particular period, and we expect contracts to vary greatly in size. We recorded our first revenue from professional services in the first quarter of 2002, and expect that our professional services revenue will increase.

     Operating Expenses. We had cost of product revenue of $12.2 million and $16.9 million for the three and six months ended June 30, 2002, compared to $4.4 million and $18.8 million for the respective 2001 periods. Our cost of product represented 64% and 49% of product revenue for the three and six months ended June 30, 2002, compared to 51% and 52% for the corresponding 2001 periods. The high cost of product revenue in the second quarter of 2002 was due to a lower margin on the $14.5 million T3E sale, which for the six month period was offset in part by sales in the first quarter of 2002 of substantially reserved inventory. We expect our cost of product revenue to range from 50% to 55% as a percentage of product revenue for the rest of 2002.

     We had cost of service revenue of $9.8 million and $20.7 million for the three and six months ended June 30, 2002, including $2.4 million and $4.0 million of professional services revenue for the three and six months ended June 30, 2002, compared to $10.6 million and $18.7 million for the corresponding 2001 periods. Our cost of service revenue represented 50% and 52% of service revenue for the three and six months ended June 30, 2002, compared to 51% and 44% for the corresponding 2001 periods. The low cost of service revenue in the first half of 2001 was due to favorable cost variances. In 2002, lower cost of maintenance revenue, due in part to the $1.5 million adjustment of the T90 warranty reserve, was largely offset by higher costs for professional services revenue due to the start-up of those services. Given that maintenance revenue is expected to decline slowly and we will continue to incur start up costs related to our professional services division, we expect our overall cost of service revenue to increase slightly as a percentage of service revenue for the rest of the year.

     Research and development expenses reflect our costs associated with the enhancements to the SV1 and T3E systems in the 2001 period and the development of the Cray X1, and to a lesser extent, the MTA-2 in both the 2001 and 2002 periods, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by governmental development funding. Research and development expenses were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2001	2002	2001	2002

Gross research and development	$17,362	$12,567	$33,700	$25,812
Governmental funding	(3,214)	(3,979)	(6,513)	(6,673)

Net research and development	$14,148	$8,588	$27,187	$19,139

     Net research and development expenditures represented 22% and 26% of total revenue for the three and six months ended June 30, 2002, respectively, compared to 48% and 35% for the corresponding 2001 periods.

     We expect that research and development expenses will decrease in 2002, due to reductions in third-party, non-recurring engineering expenses as we complete development of the Cray X1 and MTA-2 systems, reductions in personnel and increased governmental funding. Over time, with receipt of increased revenue from products currently under development, sales of the Cray SX-6 series of computers and cluster systems and additional professional services engagements, we expect research and development expenses to decrease as a percentage of overall revenue.

     Marketing and sales expenses were $4.9 million and $9.8 million for the three and six months ended June 30, 2002, compared to $4.9 million and $9.6 million for the respective 2001 periods. We expect quarterly marketing and sales expenses to remain relatively constant for the remaining 2002 quarters.

     General and administrative expenses were $1.9 million and $3.9 million for the three and six months ended June 30, 2002, compared to $2.2 million and $4.4 million for the respective 2001 periods. We expect quarterly general and administrative expenses to remain relatively constant for the remaining 2002 quarters.

     Restructuring charges were $1.9 million for the six months ended June 30, 2002 compared to none for the respective 2001 period and represent severance expenses related to the termination of employees in the first quarter of 2002.

     We incurred no amortization expense for the three and six months ended June 30, 2002, compared to $1.8 million and $3.5 million for the respective 2001 periods. Amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000. Following the implementation of Statement of Financial Accounting Standard No. 142, we determined that there was no impairment related to goodwill as of January 1, 2002, and we will not record any further amortization of goodwill in 2002. See “Recent Accounting Pronouncements” beginning on page 10 above.

     Other Income (Expense), net. Other income was $1.0 million and $2.4 million for the three and six months ended June 30, 2002, compared to other expense of $936,000 and $1.4 million for the respective 2001 periods. The increase in other income consisted primarily of a negotiated settlement of an accrued cancellation charge on a purchase commitment. See “Accrued Loss on Purchase Commitment” beginning on page 10 above.

     Interest Income (Expense), net. Interest income was $8,000 and $36,000 for the three and six months ended June 30, 2002, compared to $61,000 and $68,000 for the respective 2001 periods. Interest expense was $471,000 and $1.0 million for the three and six months ended June 30, 2002, compared to $199,000 and $1.1 million for the respective 2001 periods. The interest expense for 2001 was largely due to a non-cash charge of $747,000 in the first quarter of 2001 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options, also in the first quarter of 2001, compared to a non-cash charge of $145,000 and $290,000 for the three and six months ended June 30, 2002, associated with the financing completed in November 2001. We expect to incur non-cash interest charges of $145,000 per quarter associated with the financing completed in November 2001, related to the discount recorded on convertible debt issued.

     Taxes. We recorded a provision of $590,000 and $975,000 for income taxes in foreign countries and certain states for the three and six months ended June 30, 2002, compared to $197,000 and $482,000 for the respective 2001 periods. Due to utilization of tax losses from operations in prior years, there has been no provision for U.S. federal income taxes for any period.

Liquidity and Capital Resources

     Cash, cash equivalents and accounts receivable totaled $46.8 million at June 30, 2002, compared to $37.1 million at December 31, 2001. Over that period, cash increased from $12.4 million to $16.6 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $353,000 to $134,000.

     Net cash used by operating activities was $8.0 million for the six months ended June 30, 2002, compared to $18.8 million used in the corresponding 2001 period. For the six months ended June 30, 2002, net operating cash was used primarily by increases in accounts receivable and inventory, and decreases in other accrued liabilities, warranty reserve and accounts payable, offset by increases in accrued payroll and deferred revenue.

     Net cash used by investing activities was $3.3 million for the six months ended June 30, 2002, compared to $5.3 million for the corresponding 2001 period. Net cash used by investing activities for the 2002 period consisted primarily of $2.5 million spent on additional property, plant and equipment used primarily for computers and electronic test equipment, computer software and furniture and fixtures and $860,000 for service spares.

     Net cash provided by financing activities was $15.2 million for the six months ended June 30, 2002, compared to $35.6 million for the corresponding 2001 period. For the six months ended June 30, 2002, we raised $3.6 million through the sale of common stock to one institutional investor, and raised $10.8 million through the exercise of warrants.

     Over the next twelve months our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that operations over the next twelve months will generate positive cash flow.

     At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities. In addition, delays in the development of the Cray X1 may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next 12 months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to general economic conditions and/or delays in product development and receipt of governmental funding. In addition, we may raise additional capital to enhance our cash position and working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

OUR INABILITY TO OVERCOME THE TECHNICAL CHALLENGES OF COMPLETING THE DEVELOPMENT OF OUR SYSTEMS COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in the remainder of 2002 and following years will depend largely upon completing the development of the Cray X1 system. Our development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Delays in completing the design of the hardware components or software of these systems or in integrating the full systems would make it difficult for us to develop and market these systems. We are dependent on our vendors to manufacture components for our systems, and few companies can meet our design requirements. If our vendors are unable to manufacture our components to our design specifications on a timely basis, the completion of our products will be delayed. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We also may find flaws in our system software, which require correction. Redesign work may be costly and cause delays in the development of these systems, and could make it more difficult for these systems to be successful as commercial products.

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

LACK OF SALES OF THE SX-6 SYSTEM COULD DECREASE OUR REVENUE AND DELAY PROFITABILITY. Cray SX-6 systems from Japan first became available for delivery in North America in the first quarter of 2002, which has delayed our sales efforts. These sales would be adversely affected if NEC does not develop a follow-on product to the SX-6. Supercomputers from

Japan have not been available for sale in the United States since 1997, and there is reluctance among traditional customers, such as governmental agencies and research organizations and industrial users, to purchase supercomputers from non-U.S. sources. In addition, we must appropriately place the SX-6 system within our own product line to avoid customer and market confusion. If we do not obtain certain volumes of sales of Cray SX-6 systems through March 2003, NEC could terminate the right to our North American exclusive distribution rights for this product. Competing successfully with NEC with respect to sales of the SX-6 system outside of North America is difficult primarily due to price pressure.

WE MAY NOT BE SUCCESSFUL IN CONTRACTING TO PROVIDE OUR PROFESSIONAL SERVICES, WHICH WOULD DECREASE REVENUE AND AFFECT PROFITABILITY. Our entry into the professional services market is new. We will be using our employees with subject matter expertise, led by experienced professional services leaders we have recently hired, to staff professional services projects on a project-by-project basis. We need to refine our approach and develop methodologies that change the way we have conducted business in the past. We compete with companies with larger staffs and more experience in the marketing and provision of professional services. For these reasons our entry into the professional services market may not be successful.

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

GENERAL ECONOMIC AND MARKET CONDITIONS COULD DECREASE OUR REVENUE, INCREASE OUR NEED FOR CASH AND DELAY PROFITABILITY. While much of our business is related to the government sector, which is less affected by short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures has affected sales to our industrial customers and may continue to do so. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and delay profitability.

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

IF THE U.S. GOVERNMENT PURCHASES FEWER SUPERCOMPUTERS, OUR REVENUE WOULD BE REDUCED. Historically, sales to the U.S. government and customers primarily serving the U.S. government have been a significant market for supercomputers. In the twelve months ended December 31, 2001, approximately 85% of our product revenue was derived from sales to various agencies and departments of the U.S. government. In the six months ended June 30, 2002, approximately 50% of our product revenue was derived from sales to various agencies and departments of the U.S. government. Sales to the U.S. government may be affected by factors outside our control, such as changes in procurement policies and budget considerations. If the U.S. government were to stop or reduce its use and purchases of supercomputers, our revenue would be reduced.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We also use a contract manufacturer to assemble our SV1ex and T3E components, and plan to do so for our Cray X1 and MTA-2 systems also. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

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

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the Cray T3E system, and the expected high average sales prices for our Cray X1, MTA-2 and SX-6 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months our significant cash requirements relate to operational expenses, primarily for personnel, inventory and third-party engineering services, and acquisition of capital goods. We expect to have positive cash flow from our anticipated product sales, professional services, maintenance services and government funding of research and development expenses over the next twelve months. At any time, given the high average selling price of our products, our cash position is impacted by the timing of product sales, receipt of prepaid maintenance and receipt of government funding of research and development activities. Delays in the development of the Cray X1system may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in product availability, general economic conditions and/or failure to receive sufficient governmental support for our products and research activities. In addition, we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

OUR UNCERTAIN PROSPECTS FOR EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. While we have had a substantial increase in revenue with the acquisition of the business operations of Cray Research at the end of March 2000, and have had three profitable quarters since that acquisition, whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the Cray SV1ex, T3E, SX-6 and cluster systems, engage professional services clients and complete the development of the Cray X1system;

•	the level of revenue in any given period;

•	the cost of servicing the T90 installed base;

•	the terms and conditions of sale or lease for our products; and

•	our expense levels, particularly for research and development and manufacturing and service costs.

FAILURE TO OBTAIN RENEWAL OF MAINTENANCE SERVICE CONTRACTS WILL REDUCE OUR REVENUE AND EARNINGS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods. In 2000 and 2001, we performed maintenance services under existing SGI maintenance contracts as a subcontractor to SGI; we now have been successful in having practically all of these contracts assigned to us. As these contracts expire, however, we need to sell new maintenance service contracts to these customers. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $83 million in 2001 and approximately $68 million in 2002 and is expected to further decline until we develop, sell and install new products. If customers do not renew their maintenance service contracts with us, our revenue and earnings will be reduced.

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

THE COST OF SERVICE OF THE T90 INSTALLED BASE WILL REDUCE OUR EARNINGS. Some of the components in the T90 vector computers have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We are continuing to take action that commenced before the acquisition to address this problem, and have recorded a warranty reserve, with a balance of $8.5 million as of June 30, 2002, to provide for anticipated future losses on the T90 maintenance service contracts.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS WILL NOT BE COMPETITIVE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, to complete development of the MTA-2 and the X1 systems and to develop successor systems in the future. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. If we incur delays in developing our products or if such products do not gain broad market acceptance or become obsolete, our ability to develop and market our products will be reduced.

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

A SUBSTANTIAL NUMBER OF OUR SHARES ARE ELIGIBLE FOR FUTURE SALE AND COULD DEPRESS MARKET PRICES OF OUR STOCK AND HINDER OUR ABILITY TO

OBTAIN ADDITIONAL FINANCING. Sale of a substantial number of our shares of common stock in the public market or the prospect of sales could cause the market price of our common stock to decline. As of June 30, 2002, we had outstanding:

•	48,317,619 shares of common stock;

•	3,125,000 shares of Series A preferred stock convertible into 3,136,763 shares of common stock;

•	warrants to purchase 8,936,756 shares of common stock;

•	debentures convertible into an indeterminable number of shares of common stock (a minimum of 3,957,447 shares); and

•	stock options to purchase an aggregate of 11,585,958 shares of common stock, of which 6,399,535 options were then exercisable.

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

     During calendar year 2001, the closing price of our common stock has ranged from a low of $1.53 to a high of $3.45 per share, and in the first half of 2002, the closing prices ranged from a low of $1.82 to a high of $4.47 per share.

	Shares Issuable
	Under	Shares Issuable	Total Shares	Total Shares as a
Hypothetical	Convertible	Under	Issuable to	Percent of
Conversion Price (1)	Debentures (1)	Warrants	Investors	Outstanding Stock (2)

$1.00	9,300,000	367,590	9,667,590	16.7%
$1.25	7,440,000	367,590	7,807,590	13.9%
$1.50	6,200,000	367,590	6,567,590	12.0%
$1.75	5,314,286	367,590	5,681,876	10.5%
$2.00	4,650,000	367,590	5,017,590	9.4%
$2.25	4,133,333	367,590	4,500,923	8.5%
$2.35(3)	3,957,447	367,590	4,325,037	8.2%

(1)	Assumes conversion in full of all debentures at the hypothetical conversion price set forth above. Assumes interest is paid in cash and not in shares of common stock.

(2)	Based on 48,317,619 shares of common stock outstanding on June 30, 2002, plus the shares issuable to the investors under the debentures and the warrants shown above.

(3)	At floating conversion prices above $2.35 per share, the investors would convert at the fixed conversion price of $2.35 per share.

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

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET, OUR REVENUE WILL DECLINE. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Periodic announcements by our competitors of new high-performance computer systems and price adjustments may reduce customer demand for our products. Our competitors are established companies that are well known in the high-performance computer market, including IBM, Sun Microsystems, Hewlett-Packard, Silicon Graphics, NEC Corporation (outside of North America), Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

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

OUR ABILITY TO BUILD SOME PRODUCTS IS LIMITED BY OUR AGREEMENT WITH SILICON GRAPHICS, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SILICON GRAPHICS AND OTHER COMPANIES. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from Silicon Graphics contains restrictions on our ability to develop some products, including specified successors to the T3E system, and restrictions on the use of other technology, such as SGI’s IRIX operating system to the Cray X1.

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

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The terms of our purchase of the assets of Cray Research contain provisions restricting our ability to transfer the assets of Cray

Research. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003, or if Silicon Graphics were sold.

PROVISIONS OF OUR ARTICLES AND BYLAWS COULD MAKE A PROPOSED ACQUISITION THAT IS NOT APPROVED BY OUR BOARD OF DIRECTORS MORE DIFFICULT. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our articles of incorporation and bylaws provide for:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended June 30, 2002, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We may use forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions. At June 30, 2002, we had fixed rate convertible debentures of $9.3 million and a variable rate term loan of $5.0 million that are both due in 2004. Our minimum payment commitment on the term loan is fixed during the term. Interest payments on our term loan fluctuate with movements of interest rates, increasing in periods of rising rates of interest and declining in periods of decreasing rates of interest.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     We had common stock purchase warrants outstanding covering 4,887,185 shares of common stock with an expiration date of June 21, 2002, and an exercise price of $3.92 per share. Prior to expiration, holders exercised warrants covering an aggregate of 2,389,890 shares, with the Company receiving approximately $8.9 million from the exercises after expenses; warrants for the remaining 2,497,295 shares expired on June 21, 2002. No party acted as an underwriter in this transaction. The issuance of the shares was exempt from the registration provisions of the Securities Act under Sections 4(2) and 4(6) of the Securities Act and the rules and regulations thereunder because of the nature of the transaction and the investors and the manner in which the offering was conducted.

     We issued a two-year warrant covering 150,000 shares of common stock to Patrick W. Grady on May 17, 2002. The warrant has an initial exercise price of $3.50 per share and has a cashless exercise provision. The warrant was issued in return for services and advice regarding investment banking, management, capital formation and public markets. The issuance of these securities was exempt from the registration provisions of the Securities Act under Sections 4(2) and 4(6) of the Securities Act and the rules and regulations thereunder because of the nature of the transaction and the investor and the manner in which the offering was conducted.

     In Item 2 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, we stated that we sold 2,919,548 shares of common stock to Banca del Gottardo for cash consideration of $5,839,000 in a private placement. Those numbers were in error: we sold 969,548 shares of common stock to Banca del Gottardo for cash consideration of $1,939,096.

Item 4. Submission of Matters to a Vote of Security Holders

     Our annual meeting of shareholders was held on May 29, 2002. At the meeting, the following actions occurred:

1.	The following were re-elected as directors for three-year terms expiring in 2005:

Name	Votes For	% For	Withheld	% Withheld

Kenneth W. Kennedy	41,968,356	99.14%	364,852	0.86%
James E. Rottsolk	40,311,779	95.22%	2,021,429	4.78%

David N. Cutler, Daniel J. Evans, Stephen C. Kiely, William A. Owens, Burton J. Smith and Dean D. Thornton continue to serve as directors.

2.	A proposal to approve the 2001 Employee Stock Purchase Plan was approved by the shareholders, with 16,385,260 shares voting in favor (93.36%), 1,166,023 shares voting against (6.64%), 1,378,298 shares abstaining and 23,403,627 shares not voting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer

99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

(b)	Reports on Form 8-K

     A report on Form 8-K for an event of June 21, 2002, was filed on June 25, 2002, reporting the exercise of 4.2 million warrants under Item 5, “Other Events.”

Items 1, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC

August 14, 2002	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk President and Chief Executive Officer

/s/ DOUGLAS C. RALPHS

Douglas C. Ralphs Chief Financial and Accounting Officer