Form 10-Q
period 2002-09-30
CRAY INC
filed 2002-11-14
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002 OR
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
(206) 701- 2000

(Address of principal executive offices)
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [   ]

     As of November 12, 2002, 51,702,953 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

ASSETS

	December 31,	September 30,
	2001	2002

Current assets:
Cash and cash equivalents	$12,377	$27,350
Restricted cash	353	38
Accounts receivable, net of allowance of $936 in 2001 and 2002	24,764	25,285
Inventory, net	18,950	18,221
Prepaid expenses and other assets	3,954	6,889

Total current assets	60,398	77,783
Property and equipment, net	27,668	26,024
Service spares, net	12,267	9,365
Goodwill, net	22,680	22,680
Long-term receivable	550	550
Deferred tax asset	743	998
Other assets	2,781	3,297

TOTAL	$127,087	$140,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,295	$6,600
Accrued payroll and related expenses	12,063	15,588
Accrued loss on purchase commitment	4,602
Other accrued liabilities	5,850	6,581
Deferred revenue	22,762	19,807
Current portion of warranty reserves	6,574	4,262
Current portion of obligations under capital leases	347	286
Current portion of term loan	2,143	2,143
Current portion of notes payable	486	265

Total current liabilities	66,122	55,532
Warranty reserves	8,479	3,262
Obligations under capital leases	421	262
Term loan payable	3,928	2,321
Notes payable		22
Convertible subordinated debentures	8,387	8,472
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 - Authorized, issued and outstanding, 3,125 shares	24,946	24,946
Common Stock, par $.01 - Authorized, 100,000 shares; issued and outstanding, 42,187 and 51,464 shares	173,318	199,904
Accumulated other comprehensive loss	(762)	(347)
Accumulated deficit	(157,752)	(153,677)

	39,750	70,826

TOTAL	$127,087	$140,697

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

REVENUE:
Product	$9,124	$21,322	$45,333	$55,491
Service	20,252	20,729	62,213	60,397

Total revenue	29,376	42,051	107,546	115,888

OPERATING EXPENSES:
Cost of product revenue	5,996	12,367	24,777	29,242
Cost of service revenue	11,116	12,063	29,780	32,755
Research and development	13,211	7,301	40,398	26,440
Marketing and sales	5,276	5,158	14,859	14,935
General and administrative	1,937	2,108	6,320	6,041
Restructuring charge	1,284		1,284	1,878
Amortization of goodwill	1,772		5,318

Total operating expenses	40,592	38,997	122,736	111,291

Income (loss) from operations	(11,216)	3,054	(15,190)	4,597
OTHER INCOME (EXPENSE), NET	1,105	62	(255)	2,464
INTEREST INCOME (EXPENSE), NET	(209)	(503)	(1,490)	(1,537)

Income (loss) before income taxes	(10,320)	2,613	(16,935)	5,524
PROVISION FOR INCOME TAXES	479	474	961	1,449

Net income (loss)	$(10,799)	$2,139	$(17,896)	$4,075

Net income (loss) per common share:
Basic	$(0.26)	$0.04	$(0.45)	$0.09

Diluted	$(0.26)	$0.04	$(0.45)	$0.08

Weighted average shares outstanding:
Basic	41,529	49,221	40,130	46,221

Diluted	41,529	59,923	40,130	51,291

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A
	Preferred Stock		Common Stock
						Currency
	Number of		Number of		Accumulated	Translation
	Shares	Amount	Shares	Amount	Deficit	Adjustment	Total

BALANCE, January 1, 2002	3,125	$24,946	42,187	$173,318	$(157,752)	$(762)	$39,750
Common stock issued, less issuance costs of $273			1,950	3,627			3,627
Exercise of warrants, less issuance costs of $116			970	1,823			1,823
Other comprehensive income:
Cumulative currency translation adjustment						(502)	(502)
Net income					749		749

BALANCE, March 31, 2002	3,125	$24,946	45,107	$178,768	$(157,003)	$(1,264)	$45,447

Issuance of shares under Employee Stock Purchase Plan			222	679			679
Issuance of shares under Company 401(k) Plan			257	568			568
Common stock issued for accrued interest notes payable			96	224			224
Exercise of stock options			260	677			677
Exercise of warrants, less issuance costs of $429			2,390	8,940			8,940
Warrants issued for consulting services				230			230
Other comprehensive income:
Cumulative currency translation adjustment						794	794
Net income					1,187		1,187

BALANCE, June 30, 2002	3,125	$24,946	48,332	$190,086	$(155,816)	$(470)	$58,746

Issuance of shares under Employee Stock Purchase Plan			89	299			299
Exercise of stock options			102	219			219
Common stock issued, less issuance costs of $700			2,941	9,300			9,300
Other comprehensive income:
Cumulative currency translation adjustment						123	123
Net income					2,139		2,139

BALANCE, September 30, 2002	3,125	$24,946	51,464	$199,904	$(153,677)	$(347)	$70,826

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2001	2002

Operating activities
Net income (loss)	$(17,896)	$4,075
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	10,455	11,271
Gain on sale of assets		(38)
Amortization of goodwill	5,318
Beneficial conversion feature of notes payable	747	298
Non-cash warrant and option expense	374	230
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(6,840)	(521)
Inventory	10,265	(603)
Other assets	(756)	(3,706)
Accounts payable	(6,861)	(4,695)
Other accrued liabilities	(4,679)	(3,871)
Accrued payroll and related expenses	(1,373)	3,525
Warranty reserve	(13,306)	(7,529)
Deferred revenue	(3,118)	(2,955)

Net cash used by operating activities	(27,670)	(4,519)
Investing activities
Purchases of spares	(1,527)	(1,469)
Proceeds from sale of assets		46
Purchases of property and equipment	(7,133)	(3,932)

Net cash used by investing activities	(8,660)	(5,355)
Financing activities
Restricted cash	302	315
Related party (receivable)/payments	129
Proceeds from term loan	7,500
Principal payments on term loan		(1,607)
Proceeds from sale of common stock	5,305	15,593
Proceeds from sale of preferred stock	25,000
Proceeds from exercise of warrants		10,763
Principal payments on bank note	(1,700)	(412)
Capital leases, net	(350)	(220)

Net cash provided by financing activities	36,186	24,432
Effect of foreign exchange rate changes on cash and cash equivalents	(176)	415

Net increase (decrease) in cash and cash equivalents	(320)	14,973
Cash and cash equivalents
Beginning of period	4,626	12,377

End of period	$4,306	$27,350

Supplemental disclosure of cash flow information:
Cash paid for interest	$796	$737
Non-cash investing and financing activities:
Inventory reclassed to fixed assets		1,293
Fixed asset additions through notes payable	585
Note payable converted to common stock	8,300

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

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2001	2002

Components and subassemblies	$14,874	$15,632
Work in process	10,994	4,495
Finished goods	1,545	6,290

	27,413	26,417
Allowance for excess and obsolete	(8,463)	(8,196)

Inventory, net	$18,950	$18,221

     Revenue for the nine months ended September 30, 2002 includes $5.9 million from the sale in the first quarter of obsolete inventory recorded at a zero cost basis.

Revenue Recognition

     The Company recently commenced work on a project with Sandia National Laboratories for development and delivery of a new computer system called “Red Storm.” The Company records product revenue under this project using the percentage-of-completion method for long term development projects.

Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,

	2001	2002	2001	2002

Net income (loss)	$(10,799)	$2,139	$(17,896)	$4,075
Foreign currency translation adjustment	640	123	(176)	415

Comprehensive income (loss)	$(10,159)	$2,262	$(18,072)	$4,490

Segment Information

     Product and service revenue from U.S.  government agencies and customers primarily serving the U.S.  government totaled approximately $20.1 million and $52.2 million, respectively, for the three and nine months ended September 30, 2002, compared to $16.9 million and $53.8 million, respectively, for the three and nine months ended September 30, 2001.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA), Japan, and Asia Pacific (Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North		Asia
	America	EMEA	Pacific	Total

Three months ended September 30, 2002:
Product revenue	$16,455	$4,867	$	$21,322

Service revenue	$13,926	$5,032	$1,771	$20,729

Net income (loss)	$2,100	$1,555	$(1,516)	$2,139

Nine months ended September 30, 2002:
Product revenue	$41,447	$10,460	$3,584	$55,491

Service revenue	$39,110	$16,071	$5,216	$60,397

Net income (loss)	$423	$4,275	$(623)	$4,075

As of September 30, 2002:
Long-lived assets	$58,398	$2,049	$2,467	$62,914

Three months ended September 30, 2001:
Product revenue	$8,403	$38	$683	$9,124

Service revenue	$12,837	$5,772	$1,643	$20,252

Net income (loss)	$(12,252)	$1,001	$452	$(10,799)

Nine months ended September 30, 2001:
Product revenue	$41,160	$3,490	$683	$45,333

Service revenue	$40,212	$16,383	$5,618	$62,213

Net income (loss)	$(14,023)	$(3,973)	$100	$(17,896)

As of September 30, 2001:
Long-lived assets	$61,963	$2,593	$3,433	$67,989

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

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,

	2001	2002	2001	2002

Weighted average number of shares used in basic EPS	41,529	49,221	40,130	46,221

Effect of dilutive securities:
Stock options and warrants		3,620		1,945
Convertible preferred stock		3,125		3,125
Convertible subordinated debentures		3,957

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	41,529	59,923	40,130	51,291

     For the three and nine months ended September 30, 2001, 28.3 million common stock equivalents were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2002, common stock equivalents of 18.9 million and 23.8 million shares, respectively, were not included in computing diluted EPS because their effects were antidilutive.

Restructuring Charges

     As of December 31, 2001, an accrued liability associated with restructuring charges related to the termination of employees in the third and fourth quarters of 2001 was $1.7 million. A restructuring charge expense related to termination of employees in the first quarter of 2002 was $1.9 million. Substantially all of the restructuring charge incurred in 2002 represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheet. The reserve activity for the nine months ended September 30, 2002 is as follows (in thousands):

Severance and
related costs

Liability balance at December 31, 2001	$1,700
Additional restructuring charge	1,900
Payments	(883)

Liability balance at March 31, 2002	2,717
Payments	(939)

Liability balance at June 30, 2002	1,778
Payments	(634)

Liability balance at September 30, 2002	$1,144

Accrued Loss on Purchase Commitment

     As part of the acquisition of the Cray Research business unit from Silicon Graphics, Inc. (“SGI”) on April 1, 2000, the Company assumed a purchase commitment of $6.3 million for which a liability was accrued at the date of acquisition. The $6.3 million consisted of cancellation fees and commitments under contractual obligations to acquire inventory components deemed unusable. As of December 31, 2001, the Company had a remaining obligation of $4.6 million. The Company satisfied a portion of the purchase commitment obligation through receipt of $2.1 million of inventory and negotiated reductions in cancellation fees of $1.4 million in the first quarter of 2002, and through receipt of $500,000 of inventory and $637,000 of reduced cancellation fees in the second quarter of 2002. The reduction in the cancellation fee was reflected as other income in the amount of $1.4 million in the first quarter of 2002, and $637,000 in the second quarter of 2002.

Warranty Reserve

     Certain components in the Cray T90 vector computers have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company recorded a warranty reserve to reflect its estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them. The Company continually monitors the reasonableness of the estimate of the warranty reserve. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $791,000 and $2.3 million for the three and nine months ended September 30, 2002, resulting in a remaining T90 warranty reserve of $7.2 million at September 30, 2002. In addition, the Company also reduced a general product warranty reserve and a corresponding reduction to the cost of product revenue of $430,000 as of September 30, 2002.

Taxes

     The Company recorded a provision of $474,000 and $1.5 million for income taxes in foreign countries and certain states for the three and nine months ended September 30, 2002, compared to $479,000 and $961,000 for the respective 2001 periods.

Due to utilization of tax losses from operations in prior years, there has been no provision for U.S.  federal income taxes for any period.

Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has adopted SFAS No. 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in operating results of $1.8 million and $5.3 million for the three and nine months ending September 30, 2002. The Company has tested goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that there was no impairment of goodwill as of January 1, 2002.

     In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied in the prior year period is as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2001	2001

Reported net loss	$(10,799)	$(17,896)
Plus: goodwill amortization	1,772	5,318

Adjusted net loss	$(9,027)	$(12,578)

Reported basic and diluted net loss per share	$(0.26)	$(0.45)
Plus: goodwill amortization	0.04	0.13

Adjusted basic and diluted net loss per share	$(0.22)	$(0.32)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under “Factors That Could Affect Future Results” beginning on page 15. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high-performance computer systems, commonly known as supercomputers. We presently market five computer systems, the Cray X1, Cray SX-6, Cray MTA-2, Cray SV1ex and cluster solutions, and we provide maintenance services to the worldwide installed base of these and earlier models of Cray computers.1 We are developing enhancements and successors to the Cray X1 system and our other products. We recently commenced

     1Cray is a federally registered trademark of Cray Inc., and Cray SV1ex, Cray X1, Cray SX-6, Cray T-90, Cray MTA-2, Cray SV1, and Cray T3E are trademarks of Cray Inc.

work on a project with Sandia National Laboratories to develop and deliver in 2004 a new massively parallel processing supercomputer system called “Red Storm.” We also offer professional services to leverage our reputation and skills for services and industry technical knowledge.

     We have experienced net losses in each full year of our operations. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the nine months ended September 30, 2002, we had net income of $4.1 million.

     We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize product revenue from the Red Storm project using the percentage-of-completion method. We recognize service revenue for the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue for our professional services activities as services are rendered.

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

     T90 Reserve. We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from Silicon Graphics, Inc., we recorded a warranty reserve of $47.5 million to reflect our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers, we reduce the amount of the warranty reserve. As of September 30, 2002, our total warranty reserve balance was $7.5 million, of which $7.2 million related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve at September 30, 2002, we reduced the T90 reserve by $791,000. We believe that the warranty reserve balance at September 30, 2002, as reduced, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

     Inventories. We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is discovered that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. As of September 30, 2002, we had an allowance for excess and obsolete inventory of $8.2 million applied against our gross inventory balance of $26.4 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S.  or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     Goodwill. Approximately 16% of our assets as of September 30, 2002, consisted of goodwill resulting from our acquisition of the Cray Research business unit from Silicon Graphics in 2000. As discussed above in the “Recent Accounting Pronouncements” section, we adopted SFAS No. 142 on January 1, 2002, and no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

Three And Nine Months Ended September 30, 2002 and 2001

     Product Revenue. We had product revenue of $21.3 million for the three months ended September 30, 2002, compared to $9.1 million for the respective 2001 period. Third quarter 2002 revenue came from across the product line, including sales of early production Cray X1 systems and Cray MTA-2, and SX-6 systems. Third quarter 2001 revenues were adversely impacted by delays in completing the memory enhancements to the SV1ex system. We had product revenue of $55.5 million for the nine months ended September 30, 2002, compared to $45.3 million for the respective 2001 period. With the delivery of the Cray X1 system to customers and the performance of the Red Storm project, we expect our product revenue in 2003 to increase and be a larger percentage of total revenue.

     Product revenue represented 51% and 48% of total revenue for the three and nine months ended September 30, 2002, respectively, compared to 31% and 42% for the corresponding 2001 periods. We expect our product revenue to vary quarterly. See “Factors That Could Affect Future Results — Our Quarterly Performance May Vary Significantly and Could Cause Our Stock Price To Be Volatile.”

     Service Revenue. We had service revenue, which includes revenue from maintenance services and, beginning in 2002, from professional services, of $20.7 million and $60.4 million for the three and nine months ended September 30, 2002, compared to $20.3 million and $62.2 million for the respective 2001 periods. The 2002 results include $4.2 million from professional services for the third quarter, with $3.0 million for preliminary engineering services on the Red Storm project, and $6.2 million from professional services for the first nine months. Service revenue represented 49% and 52% of total revenue for the three and nine months ended September 30, 2002, respectively and 69% and 58% for the corresponding 2001 periods. Revenue from the Red Storm project will be reported as product revenue in subsequent quarters.

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

     Professional services are provided under separate contracts for a particular activity, such as development, design and study of a new high-performance computer system, deinstalling a computer system, porting a certain application to one of our platforms or use of our computer resources for a particular period, and we expect contracts to vary greatly in size. We recorded our first revenue from professional services in the first quarter of 2002, and we expect our professional services revenue will increase modestly.

     Operating Expenses. We had cost of product revenue of $12.4 million and $29.2 million for the three and nine months ended September 30, 2002, compared to $6.0 million and $24.8 million for the respective 2001 periods. Our cost of product represented 58% and 53% of product revenue for the three and nine months ended September 30, 2002, compared to 66% and 55% for the corresponding 2001 periods. The cost of product revenue in the third quarter of 2002 was adversely affected due to sales of two lower margin Cray SX-6 systems. The high cost of product revenue in the third quarter of 2001 was due to sales of lower margin Cray T3E systems. We expect that our cost of product revenue in 2003 to be adversely affected by start-up costs incurred in the Cray X1 ramp-up and that we will obtain lower margins on the Red Storm project and on potentially large value orders.

     We had cost of service revenue of $12.1 million and $32.8 million for the three and nine months ended September 30, 2002, including $2.6 million and $8.3 million of cost of professional services revenue for the three and nine months ended September 30, 2002, compared to $11.1 million and $29.8 million for the corresponding 2001 periods. Our cost of service revenue represented 58% and 54% of service revenue for the three and nine months ended September 30, 2002, compared to 55% and 48% for the corresponding 2001 periods. The lower cost of service revenue in the first nine months of 2001 was due to favorable cost variances. In 2002, lower cost of maintenance revenue, due in part to the $1.5 million reduction of the T90 warranty reserve, was largely offset by higher costs for professional services revenue due to the start-up of those services. Given that maintenance revenue is expected to decline slowly and our professional services revenue will increase only modestly, we expect our overall cost of service revenue to increase to over 60% as a percentage of service revenue for the rest of 2002 and into 2003.

     Research and development expenses reflect our costs associated with the enhancements to the Cray SV1 system in the 2001 period and the development of the Cray X1, and to a lesser extent, the Cray MTA-2 in both the 2001 and 2002 periods, including related software development. These costs also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by government funding for development and services, including development related to the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our efforts on the Red Storm project. Research and development expenses were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2001	2002	2001	2002

Gross research and development	$16,415	$12,376	$50,111	$40,927
Governmental funding	(3,204)	(5,075)	(9,713)	(14,487)

Net research and development	$13,211	$7,301	$40,398	$26,440

     Gross research and development expenditures have continued to decline as we completed the major development work on the Cray X1 system as well as the Cray SV1ex and MTA-2 systems. At the same time we have received increased governmental funding for our continued development efforts. Net research and development expenditures represented 17% and 23% of total revenue for the three and nine months ended September 30, 2002, respectively, compared to 45% (high due to low revenue in the third quarter) and 38% for the corresponding 2001 periods.

     We expect that net research and development expenses will remain flat or decline for the fourth quarter of 2002 and into 2003, primarily due to increased governmental funding. As a percentage of overall revenue, we expect net research and development expenses to continue to decrease as we increase our overall revenue and receive increased government funding.

     Marketing and sales expenses were $5.2 million and $14.9 million for the three and nine months ended September 30, 2002, compared to $5.3 million and $14.9 million for the respective 2001 periods. We expect quarterly marketing and sales expenses to grow modestly in the fourth quarter of 2002 and 2003, but to decline as a percentage of revenue.

     General and administrative expenses were $2.1 million and $6.0 million for the three and nine months ended September 30, 2002, compared to $1.9 million and $6.3 million for the respective 2001 periods. We expect quarterly general and administrative expenses to grow modestly in the fourth quarter of 2002 and 2003, but to decline as a percentage of revenue.

     Restructuring charges were $1.9 million for the nine months ended September 30, 2002, compared to $1.3 million for the respective 2001 period, and represent severance expenses related to the termination of employees in the first quarter of 2002.

     We incurred no amortization expense for the three and nine months ended September 30, 2002, compared to $1.8 million and $5.3 million for the respective 2001 periods. Amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000. Following the implementation of Statement of Financial Accounting

Standard No. 142, we determined that there was no impairment related to goodwill as of January 1, 2002, and we will not record any further amortization of goodwill in 2002. See “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements above.

     Other Income (Expense), net. Other income was $62,000 and $2.5 million for the three and nine months ended September 30, 2002, compared to other income of $1.1 million and other expense of $255,000 for the respective 2001 periods. The increase in other income consisted primarily of a negotiated settlement of an accrued cancellation charge on a purchase commitment. See “Accrued Loss on Purchase Commitment” in the Notes to Condensed Consolidated Financial Statements above.

     Interest Income (Expense), net. Interest income was $23,000 and $59,000 for the three and nine months ended September 30, 2002, compared to $28,000 and $96,000 for the respective 2001 periods. Interest expense was $526,000 and $1.6 million for the three and nine months ended September 30, 2002, compared to $237,000 and $1.6 million for the respective 2001 periods. The interest expense for 2001 was largely due to a non-cash charge of $747,000 in the first quarter of 2001 associated with the value of the conversion feature of certain investor promissory notes, and a $225,000 non-cash charge for the value of options, also in the first quarter of 2001, compared to a non-cash charge of $145,000 and $435,000 for the three and nine months ended September 30, 2002, associated with the convertible debenture financing completed in November 2001. We expect to continue to incur non-cash interest charges of $145,000 per quarter related to the discount recorded on convertible debentures issued in November 2001; to the extent the convertible debentures are converted into common stock prior to November 2004, these interest charges would be accelerated to the date of conversion.

     Taxes. We recorded a provision of $474,000 and $1.5 million for income taxes in foreign countries and certain states for the three and nine months ended September 30, 2002, compared to $479,000 and $961,000 for the respective 2001 periods. Due to utilization of tax losses from operations in prior years, there has been no provision for U.S.  federal income taxes for any period.

Liquidity and Capital Resources

     Cash, cash equivalents and accounts receivable totaled $52.6 million at September 30, 2002, compared to $37.1 million at December 31, 2001. Over that period, cash increased from $12.4 million to $27.4 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $353,000 to $38,000.

     The reduction in net cash used in operating activities for the first nine months of 2002 of $4.5 million compared to $27.7 million for the first nine months of 2001 was primarily due to $4.1 million of net income for the nine months ended September 30, 2002, compared to a net loss of $17.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net operating cash was used primarily by increases in inventory, other assets and accrued payroll, and decreases in other accrued liabilities, warranty reserve and accounts payable.

     Net cash used by investing activities was $5.4 million for the nine months ended September 30, 2002, compared to $8.7 million for the corresponding 2001 period. Net cash used by investing activities for the 2002 period consisted primarily of $3.9 million spent primarily for computers and electronic test equipment, computer software and furniture and fixtures, and $1.5 million for service spares.

     Net cash provided by financing activities was $24.4 million for the nine months ended September 30, 2002, compared to $36.2 million for the corresponding 2001 period. For the nine months ended September 30, 2002, we raised $15.6 million through the sale of common stock and warrants, and raised $10.8 million through the exercise of warrants.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory as we ramp-up production of Cray X1 systems, and third-party engineering expenses, and acquisition of property and equipment. These expenses include our commitments to acquire components and manufacturing and engineering services. We expect that operations over the next twelve months will generate positive cash flow. See a summary of our contractual cash obligations below:

	Payments Due By Periods

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Contractual Obligations
Notes payable	$278	$278	$	$	$
Term loan payable	4,464	2,143	2,321
Capital lease obligations	548	286	262
Operating leases	20,147	3,134	8,762	5,500	2,751

Total Contractual Cash Obligations	$25,437	$5,841	$11,345	$5,500	$2,751

     At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment of product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities. In addition, delays in the production and sales of Cray X1 systems or increased sales opportunities due to large volume contracts may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to general economic conditions and/or delays in the availability of Cray X1 systems for customer delivery and receipt of governmental funding. In addition, we may raise additional capital to enhance our cash position and working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

OUR INABILITY TO COMPLETE THE DEVELOPMENT OF THE CRAY X1 SYSTEM FOR PRODUCTION COULD CAUSE OUR BUSINESS TO FAIL. We expect that our success in 2003 and beyond will depend largely upon completing the development of the Cray X1 system so that it is a regularly manufacturable product. Delays in completing the design of the hardware components or system software of the Cray X1 system or in integrating the full system would make it difficult for us to develop, market and sell these systems. We are dependent on our vendors to manufacture components for our systems. If our vendors are unable to manufacture our components to our design specifications on a timely basis and with sufficient yields, the completion of Cray X1 system and delivery of completed systems to customers will be delayed, which would adversely affect revenue and profits, particularly in the first half of 2003. We also need to achieve production quality system software and have a sufficient portfolio of software application programs in order to sell Cray X1 systems to users. During the development process we have had, and in the future we may have, to redesign components because of previously unforeseen design flaws. We are likely to find flaws in our system software which require correction. Redesign work is costly and causes delays in the development, production and sale of these systems, and would make it more difficult for the Cray X1 system to be a successful product.

WE MAY NOT BE SUCCESSFUL IN COMPLETING THE RED STORM PROJECT ON TIME AND ON BUDGET WHICH WOULD ADVERSELY AFFECT OUR EARNINGS. Our ability to complete the development and delivery of the Red Storm project for Sandia National Laboratories in 2004 on time and on budget is subject to significant risks. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and aggressive performance requirements. Our success is dependent on third-party software development, some of which will be supplied by Sandia. Continued funding of the project is subject to future federal government appropriations. This project is lengthy and technically challenging, and requires a significant investment of engineering and other resources. Falling behind schedule or cost overruns would adversely affect our capital resources and earnings.

OUR RELIANCE ON THIRD-PARTY SUPPLIERS POSES SIGNIFICANT RISKS TO OUR BUSINESS AND PROSPECTS. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-

party suppliers. We use a contract manufacturer to assemble our components for the Cray X1, MTA-2 and other systems. We are exposed to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	If a supplier is not able to provide components that meet our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

•	if we were ever unable to locate a supplier for a component, we would be unable to assemble and deliver our products;

•	one or more suppliers may make strategic changes in their product lines, which may result in the delay or suspension of manufacture of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial difficulties than larger, well-established companies.

We have experienced delays in obtaining integrated circuits, circuit boards. flex circuits and completed assemblies on a timely basis and in sufficient quantities from our suppliers, which have resulted in delays in the development and production of our products.

LACK OF SALES OF THE SX-6 SYSTEM COULD DECREASE OUR REVENUE AND ADVERSELY AFFECT PROFITABILITY. Cray SX-6 systems from Japan first became available for delivery in North America in the first quarter of 2002. Supercomputers from Japan have not been available for sale in the United States since 1997, and there is reluctance among traditional customers, such as governmental agencies and research organizations and industrial users, to purchase supercomputers from non-U.S.  sources. Sales also would be adversely affected if NEC does not develop a follow-on product to the SX-6. In addition, we must appropriately place the SX-6 system within our own product line to avoid customer and market confusion. If we do not obtain certain volumes of sales of Cray SX-6 systems through March 2003, NEC could terminate the right to our North American exclusive distribution rights for this product. Competing successfully with NEC with respect to sales of the SX-6 system outside of North America is difficult primarily due to price pressure.

LACK OF GOVERNMENT SUPPORT FOR SUPERCOMPUTER SYSTEMS WOULD INCREASE OUR CAPITAL REQUIREMENTS AND DECREASE OUR ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT. We have targeted U.S.  and foreign government agencies and research laboratories as important sales prospects for all of our products. A few of these agencies fund a significant portion of our development efforts. The U.S.  and certain foreign governments historically have facilitated the development of, and have constituted a market for, new and enhanced very high-performance computer systems. The failure of U.S.  and foreign government agencies to continue to fund these development efforts, due to lack of funding, change of priorities or for any other reason, or delays in funding, would cause us to increase our need for capital and adversely affect our research and development expenditures.

IF THE U.S. GOVERNMENT PURCHASES FEWER SUPERCOMPUTERS, OUR REVENUE WOULD BE REDUCED. Historically, sales to the U.S.  government and customers primarily serving the U.S.  government have been a significant market for supercomputers. In 2001 and the first nine months of 2002, approximately 85% and 50%, respectively, of our product revenue was derived from sales to various agencies and departments of the U.S.  government. We expect that our sales of Cray X1 systems in 2003 primarily will be to government agencies and departments in the U.S. and other countries. Sales to government agencies and departments may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the U.S. and other governments were to stop or reduce their use and purchases of supercomputers, our revenue would be reduced.

THE ABSENCE OF THIRD-PARTY APPLICATION SOFTWARE COULD MAKE IT MORE DIFFICULT FOR US TO SELL OUR SYSTEMS. To make sales in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must be able to attract independent software vendors to port their software application programs so that they will run on the Cray X1 and our other system. The Cray X1 system has a new architecture using vector processors in a high bandwidth massively parallel system. This new architecture may make porting of applications codes difficult. The relatively low volume of supercomputer sales makes it difficult for us to attract independent software vendors. We also modify and rewrite third-party software applications to run on our systems and so facilitate the expansion of our potential markets. There can be no assurance that we will be able to induce these vendors to rewrite their applications, or that we will successfully rewrite third-party applications for use on our systems.

OUR ABILITY TO USE THE SGI IRIX OPERATING SYSTEM IS LIMITED BY OUR AGREEMENT WITH SILICON GRAPHICS, WHICH MAY LIMIT OUR ABILITY TO COMPETE WITH SILICON GRAPHICS AND OTHER COMPANIES. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from SGI restricts the use of other SGI technology, such as SGI’s IRIX operating system to the Cray X1. If we are unable to obtain a license from SGI to use its IRIX operating system on successors to the Cray X1 product line, then we will need to develop or acquire our own UNIX-based operating system for these successor systems. This could be a costly and difficult process, and may delay the availability of such successor systems.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS WILL NOT BE COMPETITIVE. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, and to develop successor systems. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. If we incur delays in developing our products or if such products do not gain broad market acceptance or become obsolete, our ability to develop and market our products will be reduced.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGH-PERFORMANCE COMPUTER MARKET, OUR REVENUE WILL DECLINE. The performance of our products may not be competitive with the computer systems offered by our competitors, and we may not compete successfully over time against new entrants or innovative competitors at the lower end of the market. Periodic announcements by our competitors of new high-performance computer systems and price adjustments may reduce customer demand for our products. Our competitors are established companies that are well known in the high-performance computer market, including IBM, Hewlett-Packard, Silicon Graphics, NEC Corporation (outside of North America), Sun Microsystems, Fujitsu and Hitachi. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. Most of our potential customers already own or lease very high-performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and we have not always been able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable. We also compete with new entrants capitalizing on developments in parallel processing and increased computer performance through networking and clustering systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make parallel systems more attractive to potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

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

GENERAL ECONOMIC AND MARKET CONDITIONS COULD DECREASE OUR REVENUE, INCREASE OUR NEED FOR CASH AND ADVERSELY AFFECT PROFITABILITY. While much of our business is related to the government sector, which is less affected by short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures has affected sales to our industrial customers and may continue to do so. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and adversely affect profitability.

OUR QUARTERLY PERFORMANCE MAY VARY SIGNIFICANTLY AND COULD CAUSE OUR STOCK PRICE TO BE VOLATILE. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue. This is due to the high average sales price of our products, particularly the Cray X1, SX-6 and MTA-2 systems, and the timing of purchase orders and product acceptances. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from such customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	timing of the receipt of necessary export licenses; or

•	currency fluctuations and international conflicts or economic crises.

Because of these factors, revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter.

LACK OF SALES OF NEW COMPUTER SYSTEMS WILL FURTHER REDUCE OUR SERVICE REVENUE FROM MAINTENANCE SERVICE CONTRACTS. High-performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable established revenue base. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $83 million in 2001 and approximately $68 million 2002 as our older systems are withdrawn from service. This revenue is expected to further decline until a sufficient number of new computer systems are placed in service.

CONTINUED FAILURES IN THE T90 INSTALLED BASE MAY REDUCE OUR EARNINGS. Some of the components in the Cray T90 vector computers have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. We have recorded a warranty reserve, with a balance of $7.2 million as of September 30, 2002, to provide for anticipated future losses on the T90 maintenance service contracts. We anticipate that most T90 systems will be deinstalled by the end of 2003. We believe that the warranty reserve balance at September 30, 2002, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. Our estimates may prove to be inaccurate and our actual costs may differ materially from our estimates. In addition, the T90 failures have adversely affected our reputation for quality products and may adversely affect sales of our new systems, such as the Cray X1 system.

ADDITIONAL FINANCINGS MAY BE DILUTIVE TO EXISTING SHAREHOLDERS. Over the next twelve months, our significant cash requirements relate to operational expenses, primarily for personnel, inventory as we ramp-up production of Cray X1 systems, and third-party engineering services, and acquisition of capital goods. We expect to have positive cash flow from our anticipated product sales, professional services, maintenance services and government funding over the next twelve months. At any time, given the high average selling price of our products, our cash position is impacted by the timing of product sales, receipt of prepaid maintenance and receipt of government funding. Delays in the development, production and sale of the Cray X1 system or increased sales opportunities due to large volume contracts may require additional capital earlier than planned. While we believe our cash resources will be adequate for the next twelve months, we may need to raise additional equity and/or debt capital if we experience lower than anticipated product sales due to delays in availability of Cray X1 systems for delivery to customers, general economic conditions and/or failure to receive sufficient governmental support for our products and research activities. In addition, we may raise additional funds to enhance our working capital position. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

INCONSISTENT EARNINGS COULD CAUSE OUR STOCK PRICE TO DECLINE. We have not had a consistent history of quarterly earnings since the April 2000 acquisition of the Cray Research business unit. Whether we will achieve earnings on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the Cray X1 system and other products, maintain the Red Storm project on schedule and engage professional services clients;

•	the level of revenue in any given period;

•	the cost of servicing the T90 installed base;

•	the terms and conditions of sale or lease for our products; and

•	our expense levels, particularly for research and development and manufacturing and service costs.

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

As of September 30, 2002, we had outstanding:

•	51,464,125 shares of common stock;

•	3,125,000 shares of Series A preferred stock convertible into 3,136,763 shares of common stock;

•	warrants to purchase 9,230,873 shares of common stock;

•	debentures convertible into 3,957,448 shares; and

•	stock options to purchase an aggregate of 13,316,763 shares of common stock, of which 6,815,006 options were then exercisable.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. The shares of common stock underlying the Series A preferred stock are not available for public sale until May 2003. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, debentures and options, could depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices. The existence of outstanding warrants, debentures and options may prove to be a hindrance to our future equity financings. Further, the holders of the debentures may convert and the holders of the warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

OUR STOCK PRICE MAY BE VOLATILE. The trading price of our common stock is subject to significant fluctuations in response to many factors, including:

•	our varying quarterly operating results;

•	changes in analysts’ estimates;

•	our future capital raising activities;

•	announcements of technological innovations by us or our competitors; and

•	general conditions in our industry.

The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like ourselves.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY INFORMATION AND RIGHTS ADEQUATELY. We rely on a combination of patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. Third parties may assert intellectual property claims against us and claims, if proved, could require us to pay substantial damages or redesign our existing products. We currently are engaged in defending one such claim. Even meritless claims require management attention and cause us to incur significant expense to defend. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

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

PROVISIONS IN OUR AGREEMENT WITH SILICON GRAPHICS MAKE IT MORE DIFFICULT FOR SPECIFIED COMPANIES TO ACQUIRE US. The terms of our purchase of the assets of the Cray Research business unit contain provisions restricting our ability to transfer the assets of Cray Research. Sales of these assets to Hewlett-Packard, Sun Microsystems, IBM, NEC or Gores Technology Group, or their affiliates, are prohibited until the earlier of March 31, 2003, or if Silicon Graphics were sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the quarter ended September 30, 2002, substantially all of our cash equivalents and marketable securities are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S.  dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S.  dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We may use forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions. At September 30, 2002, we had fixed rate convertible debentures of $9.3 million and a variable rate term loan of $4.5 million that are both due in 2004. Our minimum payment commitment on the term loan is fixed during the term. Interest payments on our term loan fluctuate with movements of interest rates, increasing in periods of rising rates of interest and declining in periods of decreasing rates of interest.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

     On June 26, 2002, we accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S.  District Court for the Eastern District of Washington. We are the only defendant. The complaint alleges that Silicon Graphics, Inc. (“SGI”) approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non-disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleges that, when we acquired the Cray Research business unit from SGI in 2000, we received assets and other information, including the ISR confidential information, and that we currently are utilizing the ISR confidential information and that such use is both improper and infringes three ISR patents relating to spray cooling technology. The complaint further alleges that we and SGI have improperly disclosed ISR confidential information. The complaint seeks judgment that we be enjoined from infringing the ISR patents, that ISR be awarded treble damages for our alleged willful infringement of the ISR patents, and that we have been unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, we answered the ISR complaint, denying the substantive allegations. We intend to defend this matter vigorously.

Item 2. Changes in Securities and Use of Proceeds

     We had common stock purchase warrants outstanding covering 4,887,185 shares of common stock that expired on June 21, 2002, with an exercise price of $3.92 per share. Prior to expiration, holders exercised warrants covering an aggregate of 2,389,890 shares, and we received approximately $8.9 million from the exercises after expenses; warrants for the remaining 2,497,295 shares expired on June 21, 2002. No party acted as an underwriter in this transaction. The issuance of the shares was exempt from the registration provisions of the Securities Act under Sections 4(2) and 4(6) of the Securities Act and the rules and regulations thereunder because of the nature of the transaction and the investors and the manner in which the offering was conducted.

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

     In November 2001, in a private placement under the Securities Act of 1933, as amended, we sold to six accredited investors (i) 5% convertible subordinated debentures in the aggregate original principal amount of $9,300,000, convertible into shares of our common stock at the lower of $2.35 per share or a floating conversion price based on the market price of our common stock prior to the time of conversion, and (ii) common stock purchase warrants for an aggregate of 367,590 shares of our common stock at an initial exercise price of $4.4275 per share, exercisable until November 6, 2004.

     On August 29, 2002, we entered into an amendment with the holders of the debentures, which provided as follows:

• the right of the holders to convert the debentures into common stock at a floating conversion price based on the market price of our common stock prior to conversion was deleted; and

• we shall have the right to redeem the debentures at 110% of outstanding principal plus accrued interest if the volume weighted average prices of our common stock for each of any 20 consecutive trading days exceeds $6.00 per share, subject to adjustment for stock splits, combinations and similar transactions.

     As a result of deletion of the floating conversion price, the debentures may be converted into shares of our common stock at the option of the holders only at the fixed conversion price, which remains unchanged at $2.35 per share, subject to adjustment for stock splits, combinations and similar transactions.

     On September 3, 2002, we received $10,000,000 from nine purchasers who were holders or affiliates of holders of the debentures in return for 2,941,176 shares of our common stock and four-year warrants to purchase an aggregate of 294,117 shares of common stock at an exercise price of $4.50 per share. The investors in this transaction were: Riverview Group, LLC; Omicron Partners, LP; Laterman & Co.; Forevergreen Partners; Clarion Capital Corporation; Clarion Partners, L.P.; Clarion Offshore Fund, Ltd.; Dynamic Equity Hedge Fund; and Guarantee & Trust Co. TTEE FBO Morton A. Cohen GTC IRA SEP. The net proceeds from this transaction were approximately $9,275,000. We expect to use the net proceeds for working capital and general corporate purposes. We sold these shares of common stock and warrants under our shelf registration statement on Form S-3 (No. 333-89134), as supplemented, directly to the purchasers in a privately-negotiated transaction in which no party acted as underwriter.

Item 5. Other Information

     On October 28, 2002, Scott Poteracki, age 49, joined us, as Vice President - Finance and Chief Accounting Officer.

     Mr. Poteracki served from March 2002, until October 2002, as the Chief Financial Officer of Racal Instruments Group, Ltd. of Irvine, California, a manufacturer of electronics test and measurement equipment and systems. Prior to joining Racal Instruments, he was Corporate Controller and Senior Director, Finance, of Broadcom, Inc., a leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data. From 1978 to June 2000, when he joined Broadcom, Poteracki held a number of finance positions at Motorola, Inc, most recently as Corporate Vice President and Director, Finance, of its Internet and Networking Group and Vice President and Director, Finance, of its Computer Group.

     Mr. Poteracki received a B.S., Accounting, from the University of Illinois and an M.B.A. from Arizona State University and is a certified public accountant.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

     (b)  Reports on Form 8-K

     A report on Form 8-K for an event of August 29, 2002, was filed on September 4, 2002, reporting the $10,000,000 financing and the amendment to the 5% convertible subordinated debentures under Item 5, “Other Events.”

     A report on Form 8-K for an event of September 16, 2002, was filed on September 18, 2002, reporting the sale of common stock by Gerald E. Loe — Vice President — Worldwide Sales and Services, under Item 5, “Other Events.”

Items 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

November 14, 2002	By:	/s/ JAMES E. ROTTSOLK James E. Rottsolk President and Chief Executive Officer

/s/ SCOTT J. POTERACKI Scott J. Poteracki Chief Financial and Accounting Officer

CERTIFICATIONS

I, James E. Rottsolk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cray Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James E. Rottsolk James E. Rottsolk President and Chief Executive Officer

I, Scott J. Poteracki, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cray Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Scott J. Poteracki Scott J. Poteracki Chief Financial and Accounting Officer