Form 10-K
period 2002-12-31
CRAY INC
filed 2003-03-28
CIK 949158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to                      .

Commission File Number: 0-26820

CRAY INC.

(Exact name of registrant as specified in its charter)

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600 Seattle, Washington (Address of Principal Executive Office)	98104-2860 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (206) 701-2000

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:        Yes ☒        No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):        Yes ☒        No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 28, 2002, was approximately $226,500,000, based upon the last sale price of $4.47 reported for such date on the Nasdaq National Market System.

      As of March 21, 2003, there were 65,110,852 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 21, 2003, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K

For Fiscal Year Ended December 31, 2002

      Cray, Cray-1, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray Y-MP, Cray C90, Cray J90, Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SX-6, Cray MTA, Cray MTA-2, Cray MTX, Cray X1 and Cray X1e are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

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

      The risks, uncertainties and assumptions referred to above include the timely development, production and acceptance of products and services and their features; the level of governmental support for supercomputers; our dependency on third-party suppliers to build and deliver necessary components; the challenge of managing asset levels, including inventory; the difficulty of keeping expense growth at modest levels while increasing revenue; our ability to retain and motivate key employees; and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors That Could Affect Future Results” set forth in “Business” in Item 1 below in this report, and in subsequently filed reports. We assume no obligation to update these forward-looking statements.

      In this report, we rely on and refer to information and statistics regarding the markets for various products. We obtained this information from third party sources, discussions with our customers and our own internal estimates. We believe that these third-party sources are reliable, but we have not independently verified them and there can be no assurance that they are accurate.

PART I

Item 1. Business

      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. We expect that most of our 2003 product revenue will come from sales of our Cray X1 system, the production version of which first shipped in December 2002. In mid-2002, we began a development project with Sandia National Laboratories to design and deliver a new, high bandwidth, massively parallel processing supercomputer system called Red Storm in 2004. We provide maintenance services to the worldwide installed base of Cray computers. We also offer professional services that leverage our industry technical knowledge.

Our History

      In many ways our current history began on April 1, 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from Silicon Graphics Inc. (“SGI”), and renamed ourselves Cray Inc.

     Tera Computer

      Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. We had an initial public offering in 1995. In 2000, we were still in the development stage with limited revenue from sales to one customer, the San Diego Supercomputer Center, and approximately 125 employees, almost all of whom were located in our Seattle office.

     Cray Research

      Cray Research was founded in 1972 by Seymour Cray and introduced its first product, the Cray-1, in 1976. Cray Research pioneered the use of vector systems in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. Cray Research introduced a series of vector based systems, including the Cray Y-MP, C90, J90, T90 and SV1 systems. Cray Research also developed leading high bandwidth massively parallel systems, notably the Cray T3D and T3E systems, using Alpha microprocessors from Digital Equipment and later Compaq Computer. In 1996, SGI acquired Cray Research and cancelled the development of the successors to the only two U.S. produced capability-class supercomputers at the time, the Cray T90 and T3E systems. In 1997, at the instigation of Cray Research, the U.S. government imposed extensive anti-dumping duties on Japanese vector supercomputers, effectively preventing them from competing in the U.S. market. SGI also moved a substantial number of the established Cray Research customers from Cray Research products to the SGI Origin line of products. In 1998, SGI and the Department of Defense entered into a cost-sharing contract for the development of the Cray X1 system (then code-named the SV2). In 1999, SGI announced that it would consider offers to purchase the Cray Research division.

     Cray Research Acquisition

      On April 1, 2000, we acquired the operating assets of the Cray Research business unit from SGI and changed our corporate name to Cray Inc. In that transaction, we acquired the Cray T90, SV1, T3E and other product lines, the Cray X1 development project and related cost-sharing contract, a service organization supporting Cray supercomputers installed in about 200 sites worldwide, integration and final assembly operations, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property. We paid SGI $50.3 million in cash and issued SGI 1,000,000 shares of our common stock.

      As part of the acquisition, we assumed responsibility for the cost of servicing the Cray T90 vector computers. We agreed with SGI that we would not utilize specified technology to develop specific successor products to the T3E product line, and we agreed to limit our use of SGI’s IRIX operating system to the Cray X1 product family.

     Post-Acquisition

      With the acquisition, we had to integrate our approximately 900 employees into one company, establish company-wide financial, communication and other networks, move employees out of SGI facilities into new offices, establish over 20 subsidiaries for our foreign sales and service operations, and either have service, sales and other contracts assigned to us or enter into new contracts with customers and vendors.

      We immediately focused most of our available financial resources on the continued development of the Cray X1 system to keep the development on track both in terms of system capability and schedule. A majority of our revenue in 2000 and 2001 came from maintenance services on the worldwide installed base of Cray products. In order to generate product revenue until the Cray X1 development was completed:

•	we brought back the Cray T3E system from its “end of life,” with sales starting in the first quarter following the acquisition;

•	we continued to sell the Cray SV1 system and made processor and memory enhancements to it, resulting in the Cray SV1ex system which became available for sale in the fourth quarter of 2001; and

•	we continued development of our multithreaded architecture by re-implementing our Cray MTA-2 system in composite metal-oxide silicon, or CMOS, a process essentially completed at the end of 2001.

      In May 2001, the U.S. anti-dumping order against Japanese vector supercomputers was lifted, NEC Corporation invested $25 million in us through our Series A convertible preferred stock and we became a distributor of the NEC SX series of supercomputers, re-branded under the Cray name, with exclusive rights in North America and non-exclusive rights outside of North America. In mid-2002, we began a development project with Sandia National Laboratories to design and deliver a new supercomputer system called Red Storm in 2004. While we continue to market the Cray SV1ex, the Cray MTA-2 and the Cray SX-6 systems, we expect that most of our 2003 and 2004 product revenue will come from sales of the Cray X1 system, with a smaller portion from the Red Storm project. See “— Product Offerings and Projects” below.

      Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company, and discussions that relate to periods after April 1, 2000, refer to our combined operations as Cray Inc.

The High Performance Computer Industry

      Since the pioneering Cray-1 system arrived in 1976, supercomputers — defined simply as the most powerful class of computers at any time — have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers, which usually sell for several millions of dollars each, years before becoming tractable with less capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation. For engineering applications, high performance computers boost productivity and decrease risk and the time to market for companies and products in a broad range of industries. The U.S. government has recognized that the continued development of high performance computer systems is of critical importance to the national defense and the economic, scientific and strategic competitiveness of the United States.

     Increasing Demand for Supercomputer Power

      Applications promising future competitive and scientific advantage demand 10 to 1,000 times more supercomputer power than anything available today, including current low bandwidth systems and existing enterprise-class and mainframe servers. There are three principal drivers to the predicted substantial growth in the high performance computing market: the continuing demand for advanced design capability, increased focus on national security issues and the recognized need for more powerful scientific research tools.

      The demand for design capabilities grows seemingly without limit. Automotive companies are targeting increased passenger cabin comfort, better fuel mileage and improved safety and handling. Aerospace firms envision more efficient planes and space vehicles. Using genomic and proteomic technologies for drug development are areas of intensive research and substantial spending by research centers and biotechnology and pharmaceutical companies.

      Governments have a wide range of unmet security needs, heightened by the recent emphasis on anti-terrorism. These needs primarily relate to burgeoning cryptanalysis requirements arising from a more diverse and growing number of sources and requirements for rapid and accurate analysis and fusion of information from many disparate sources. In addition, governments need better simulation and modeling of a wide range of weapons and battlefield scenarios and the computational ability to address various classified applications.

      In the spring of 2002, the Japanese government announced the completion of the Japanese Earth Simulator project. This high bandwidth, vector-based system currently is acknowledged as the world’s most powerful installed computer system, with a peak speed of approximately 40 teraflops and high sustained operating performance on real applications. The Japanese Earth Simulator validates our proposition that high bandwidth and sustained performance are critical, and provides Japan with the opportunity to lead in scientific research in fields such as weather and climate, geophysics, nanotechnology and metallurgy.

     The High Performance Computer Market

      International Data Corporation (“IDC”), a leading industry market research firm, provides information regarding the high performance computing technical systems market, including projections. IDC segments the technical systems market based on prices, complexity and intended use, with classes for capability, enterprise, divisional and departmental systems. Our focus primarily is on the highest-priced ($1 million and up) “capability” segment where the features we are known for — high speed processors coupled with extreme communication speed — are needed to solve the world’s most difficult computing problems. There are also needs for supercomputing systems of our caliber in portions of the technical enterprise segment, especially in production-oriented environments.

      According to IDC, the 2001 combined capability and technical enterprise market totaled approximately $1.9 billion in 2001 and is projected to grow at an annual rate of about 10% through 2006. The 2001 capability segment of this market represented about $800 million, and was led, in approximate percentages, by IBM with 30%, followed by Hewlett-Packard with 21%, NEC with 17%, SGI with 15%, Fujitsu with 8% and Cray with 6%. Cray sales in 2001 primarily came from older systems, such as the Cray T3E and SV1, with the Cray SV1ex not available until December 2001 and the Cray X1 system then in development.

      The annual revenue for capability class systems historically has fluctuated as much as 25% due to new product introductions, large system procurements and government funding cycles.

      Again using data provided by IDC, our 2001 addressable market can be divided into the following usage-based segments: scientific research — 40%, biosciences — 20%, design engineering — 15%, classified/defense — 15% and other — 10%.

      Scientific Research. This sector includes government laboratories and research centers that may also collaborate with university consortia to reach their objectives. These centers investigate computational modeling of a broad range of physical phenomena in such fields as astrophysics, chemistry, materials science, nuclear fusion and particle physics. Weather forecasting and climate modeling comprise about one-fourth of this market. The scientific research sector requires supercomputers with increasing levels of throughput and faster turn-around time, system robustness and the ability to process large volumes of data. With the success of the Japanese Earth Simulator, the U.S. Department of Energy has indicated its intention to support a competitive U.S. response. If this initiative is funded, the revenue in the scientific research segment should increase accordingly.

      Biosciences. Since the mapping of the human genome, there has been an explosion in the volume of genomic and proteomic data available. High performance computers are used to predict molecular structure at various levels of detail based on these data and to search genomic and proteomic data for structural similarities among and across individuals and species.

      Design Engineering. Simulation of new products before they are built is an invaluable industrial tool. The automotive sector uses simulation to design lighter, safer and more durable vehicles. In the aerospace sector, software running on supercomputers simulates flight dynamics as well as aspects similar to those of the automotive sector. Government agencies such as NASA and the Department of Defense employ these techniques to improve design effectiveness, improve product quality and decrease the time to deployment.

      Classified/Defense. According to IDC forecasts, the long-term spending on national defense and homeland security is expected to increase as a result of the events of September 2001 and related anti-terrorism initiatives. The major effect will be an increase in both the number and size of systems purchased for computational uses in the classified and anti-terrorism arenas.

      Other. A small number of customers in scientific industries, such as geosciences, geoengineering and other engineering functions, have objectives and application needs not addressed by widely used application programs and require the use of supercomputers.

     The Need for High Bandwidth Supercomputers

      Ironically, despite this demand for increased supercomputer power, supercomputers capable of exploiting these new opportunities have become rare. Today’s supercomputer market is replete with low bandwidth cluster systems that loosely link together multiple commodity servers or personal computers by means of commercially available interconnect products. Because these systems are measured and priced based upon the number of transistors they contain, they are sometimes referred to as “Type T” systems. In Type T systems, each processor typically is directly connected to its own private (“local”) memory and the programmer must manage the movement of data among memory units and processors. As a result, computer systems relying on this architecture can be difficult to program. Given their low bandwidth, these systems are best suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other.

      Vendors of low bandwidth Type T systems, such as IBM, design and build their processors and systems to meet the requirements of their larger, more commercial computer markets — for servers and personal computers rather than for the benefit of supercomputer users. These vendors’ processors and memory systems do not have the internal bandwidth to communicate and process data at the speeds necessary to address today’s most challenging supercomputer problems. Low bandwidth Type T systems can offer greater performance and price/ performance advantages on small problems and larger problems lacking communications complexity, but are inefficient for the most demanding and important challenges.

      Why then is the supercomputer market largely filled with Type T systems? First, Type T systems handle less challenging problems well. Second, the U.S. scientific, engineering and government users have had to turn to these systems in recent years for their more difficult problems primarily because they had no alternative. The SGI acquisition of Cray Research in 1996 and the imposition by the U.S. government in 1997 of anti-dumping duties on Japanese vector supercomputer vendors combined to eliminate the availability of high bandwidth vector supercomputers to U.S. users. The SGI acquisition also resulted in the cancellation of the successor to the Cray T3E, the only commercially available high bandwidth, non-vector product. With no competitor planning to offer next-generation high bandwidth systems in the United States, U.S. interest in investing in these systems diminished substantially.

      The gap between need and availability for high bandwidth systems did not go unrecognized. In a report to the President’s Information Technology Committee, a leading industrial supercomputer user observed in 1998 that, “The high performance computing industry in the United States today appears almost as if someone hit the pause button. We’re seeing a reduction in innovation.” A December 2000 report from the U.S. climate researchers to the White House Office of Science and Technology Policy noted that, “Parallel computers manufactured in the U.S., often with distributed memory [i.e., Type T systems], are difficult to use — There are intrinsic limitations to the ability of climate-research algorithms to achieve high levels of performance on these computers.” Other scientists noted that using tens of thousands of commodity chips may provide adequate capacity (peak flop rates), but not adequate capability, because of lack of memory bandwidth.

The Cray Solution

      We are dedicated solely to the high performance computer market. We believe that by concentrating our product roadmap on high bandwidth interconnect systems and highly capable processors (whether developed by ourselves or others), we are in the best position to provide supercomputer systems with high sustained operating performance that meet the market’s most demanding needs.

      The greatest differentiator between our systems and Type T systems, such as clusters, is bandwidth. When we speak of “bandwidth,” we mean the ability of processors to communicate with the system’s memory, with other processors and with input/output (“I/ O”) connections. Because our systems employ more connections, or wires, we package these connections more densely than our major competitors, and we transfer data through these connections at very high rates; our supercomputers are able to handle more data at higher speeds. As our systems are optimized for bandwidth and internal communications, they are sometimes referred to as “Type C” systems because they emphasize communication capabilities rather than transistors.

      Type C systems are important because the world’s most challenging scientific and technical computing problems require many processors to communicate with each other frequently during computation. These processors need to have fast access to large memory and quantities of data. Low bandwidth microprocessor-based Type T systems are not designed for these demanding requirements. They do not support high bandwidth communications and therefore cannot deliver the performance necessary for these critical applications.

      Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Theoretical peak performance is the highest possible speed at which a computer system can operate (obtained simply by multiplying the number of processors by the designed rated speed of each processor), and is always a theoretical number. Sustained performance, always lower than peak, is the actual speed at which a supercomputer system operates running an application program. Many Type T systems offer high theoretical peak performance. However, due to their low internal bandwidth and distributed memory, their performance on complex applications frequently is a small fraction of their theoretical peak performance. While sustained performance may vary widely on different applications, we expect our Cray X1 system to operate on a sustained basis from 20% to 50% of its peak performance. Large cluster, or Type T, systems generally operate at less than 10% of their theoretical peak performance and, as these systems become larger, their efficiency declines even further.

      We expect our systems to provide price/performance advantages over low bandwidth cluster systems when performance on real applications used at supercomputer sites is taken into account. In addition, our systems typically use far less electric power and occupy less space than cluster systems and, as a result, our systems have significantly lower costs of operation. And since our systems offer greater capability — they run application programs faster — and offer features such as checkpoint restart so that if a system crashes it can be restarted from the latest checkpoint rather than at the beginning — they provide greater operating efficiency to the user.

The Cray Strategy

      Our mission is to become the premier provider of supercomputer solutions for our customers. Key elements of our strategy include:

      Focus on high performance computer systems with high bandwidth that run customer applications at high sustained speeds. Our systems are designed to process very large quantities of data quickly and to provide high actual performance on the most difficult computational problems.

      Leverage our strong brand, reputation and pioneering position to increase our market share. Cray Research introduced the first supercomputers more than 25 years ago, and we have remained focused solely on the high performance computer market. We intend to leverage our strong Cray brand and reputation to increase our share of the government, industrial and academic markets for supercomputers.

      Pursue an aggressive research and development plan to implement our product roadmap. We plan to continue to devote a substantial portion of our resources to research and development activities that lead to supercomputers with higher speed and increased usability characteristics. We currently participate in government research and development programs that co-fund our Cray X1, Cray X1e and Black Widow programs and our Red Storm and Cascade projects. We expect that these and future activities will create technologies that we can use to meet the needs of our customers.

      Build relationships with key researchers to penetrate emerging government and industrial markets. The most challenging problems require far more computing power than is currently available. We are developing relationships with government and industrial researchers and users to understand their needs for increased speed and for other supercomputer characteristics that would allow them to solve these problems.

Our Target Market and Customers

      Our target markets for 2003 and 2004 principally include the government/classified, scientific research, weather/environmental, automotive and aerospace, and biosciences markets. In certain of our targeted markets, such as the government/classified and scientific research markets, customers have their own application programs and are accustomed to using new, less proven systems. Other target customers, such as automotive and aerospace firms and some governmental agencies, require third-party application programs in production environments. We are currently devoting significant resources to porting widely used third-party application programs to the Cray X1 system with the expectation that deliveries to such customers will begin in 2004.

     Government/ Classified

      Government agencies have represented a significant segment for Cray Research and ourselves for many years. Certain governmental departments continue to provide partial funding support for our research and development efforts to meet their objectives. We expect long-term spending on national security and defense to increase. Current and target customers include Department of Defense classified customers and the

Department of Energy, which funds the Sandia National Laboratories, Los Alamos National Laboratory and Lawrence Livermore National Laboratory, and certain foreign counterparts.

     Scientific Research

      This segment includes both unclassified governmental and academic research laboratories and centers. The success of the Japanese Earth Simulator has spurred increased interest in Type C supercomputers in basic research in areas such as climate and physics. The Department of Defense, through its Defense Modernization Program, funds a number of research organizations; The Army High Performance Computing Research Center in Minneapolis and the Arctic Region Supercomputing Center in Fairbanks, for example, were early purchasers of our new Cray X1 system. The Office of Science in the Department of Energy, which funds the Oak Ridge National Laboratory, Argonne National Laboratory and National Energy Research Scientific Computing Center, is a key target customer as is the National Aeronautics and Space Administration. Early in 2003, Oak Ridge National Laboratory ordered Cray X1 systems and related services.

     Weather/ Environmental

      While short-term weather forecasting has largely moved to low bandwidth cluster systems, more challenging climate modeling applications require increasing speed and larger volumes of data and thus are targets for our Type C systems. The success of the Japanese Earth Simulator has spurred interest in high bandwidth systems in this segment. Cray supercomputers are used in weather centers worldwide, from the United Kingdom to China. We have announced a sale of a Cray X1 system to the Spanish National Institute of Meteorology, and we intend to pursue proposals at weather and climate centers in the United States and other countries.

     Automotive and Aerospace

      These industries, a subset of the “design engineering” market segment, use supercomputers to design lighter, safer and more durable vehicles as well as to study wind noise and airflow around the vehicle. Several of the major automobile companies and aerospace companies are Cray customers.

     Biosciences

      While we do not expect this to be a significant market for us in the near term, we believe this emerging segment will contribute to our long-term growth. We currently have a system used for computational drug design at a drug manufacturer and ongoing bioscience collaborative efforts with various laboratories. In addition, bioscience work is planned for our new systems that will be installed at Sandia National Laboratories, the Arctic Region Supercomputing Center and Oak Ridge National Laboratory.

Product Offerings and Projects

      Our high performance computer products provide high bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, we offer the largest variety of products and services in order to address the broadest range of customer requirements and market segments. Our goal is to bring major enhancements and/or new projects to market every eighteen to twenty-four months.

      With the Cray X1 system as the cornerstone, we now have developed a product roadmap of high performance computer systems that stretches past 2010, with a goal of then delivering systems capable of running a variety of challenging applications at sustained speeds in excess of one petaflops (1,000 trillion floating point operations per second).

     Cray X1 System

      In late 2002, we completed hardware development of the new Cray X1 system, which incorporates in its design both vector processing capabilities from the long line of Cray Research vector systems and massively parallel capabilities analogous to those of our T3E system. The Cray X1 system is an “extreme performance” supercomputer aimed at the high end of the vector processing market and the high end of the market for massively parallel systems. After a five-year development program, we shipped five early production systems in the third quarter of 2002 and a full production system in the fourth quarter of 2002. We have commenced a manufacturing ramp-up of this system. We continue to work on enhancements to the Cray X1 system hardware and software and porting application programs to provide the features and stability required in a production environment by governmental and industrial users. Our expected selling focus for the Cray X1 system covers a range of peak performance from 200 gigaflops to multiple tens of teraflops. Various U.S. and foreign governmental agencies will be early customers of the Cray X1 system.

      We are developing enhancements to the Cray X1 system — the Cray X1e system — which will significantly increase processor speed and capability. We will be able to add these enhancements to Cray X1 systems in the field.

     Black Widow

      Following the Cray X1 product family will be the product family code-named Black Widow that is now planned to be introduced as an initial system followed by two major upgrades. Black Widow systems will have an instruction set compatible with the Cray X1. We expect that the initial Black Widow systems will have a peak performance of several hundred teraflops that, with two enhancements, will grow to a peak performance in excess of one petaflops.

     Sustained Petaflops Systems

      By 2010, our goal is to have high performance computer systems operating applications at sustained speeds in excess of several petaflops. We expect three major programs or projects will influence these future systems in addition to our planned products: the Red Storm project with Sandia National Laboratories, our multithreaded technology represented by the Cray MTA-2 and our Cascade project. We will utilize advancements in operating systems, programming tools, interconnect systems and other features from these programs and projects into the products on our product roadmap.

     Red Storm Project

      In mid-2002, we contracted with Sandia National Laboratories to design and deliver a new massively parallel processing system, called Red Storm, that will use 10,000 of the upcoming Opteron processors from Advanced Micro Devices connected via our proprietary low-latency, high bandwidth interconnect network. The Red Storm project will involve critical network and Linux-based operating system development that may be applicable to our product roadmap. We are reviewing the applicability of this project to the needs of other potential customers.

     MTA-2 System

      We were formed originally under the name Tera Computer Company to pursue a significant breakthrough in high performance computing by developing a scalable uniform shared memory system that utilizes a multithreaded architecture and a high bandwidth interconnection network. This system is designed to provide programming ease, particularly for new application programs. In 2000 and 2001, we were heavily engaged in re-implementing the MTA system from gallium arsenide technology to more-mainstream CMOS technology. The first MTA-2 system was delivered in December 2001 to the Electronic Navigation Research Institute in Japan. In 2002, we delivered a 40-processor MTA-2 system to the Naval Research Laboratories, which plans to make this system available for investigative purposes to its own researchers and to the Department of Defense national research community. The Cray MTA-2 is aimed at new applications not well served by vector or cluster systems, such as dynamically adaptive meshes, data sorting and problems benefiting from advanced scalability, large uniform shared memory and easier parallel programming. For example, the Cray MTA-2 has shown a significant performance advantage on so-called Monte Carlo codes used in a wide range of sectors, from nuclear physics to finance.

     The Cascade Project

      In mid-2002, we signed an agreement with Defense Advanced Research Projects Agency (“DARPA”) to initiate an advanced research program leading to the development of a commercially available system capable of running with sustained performance in excess of one petaflops by 2010. In addition to having high sustained performance, the resulting system is to be designed to be much easier to program, more broadly applicable, and more robust than current designs. DARPA signed similar agreements with IBM, SGI, Hewlett-Packard Company and Sun Microsystems, Inc., paying each company approximately $3 million to pursue a one-year concept study. We have teamed with Stanford University, California Institute of Technology/Jet Propulsion Laboratories, and the University of Notre Dame to investigate an array of advanced design concepts leading to a Phase 2 proposal in mid-2003. DARPA plans to fund up to three vendors for three additional years of continued research and development to further define and validate the proposed system design. Phase 2 funding, if approved by Congress, will be approximately $10 million per vendor per year. Finally, in 2006, DARPA plans to select up to two vendors’ proposed systems for production as final products, with delivery in 2010 or 2011.

     Vector Systems

      We currently market two classic vector systems, the Cray SV1ex system and the Cray SX-6.

      The Cray SV1ex system provides substantial enhancements to the predecessor Cray SV1 product. Prior to the introduction of the Cray X1 and Cray SX-6 systems, the system’s processor was among the fastest of any currently available supercomputer, vector or non-vector; and the Cray SV1ex system’s cache-based memory (now shared by the Cray X1 system) significantly improves performance for problems that can make good use of cache memory. The targeted selling focus for the SV1ex systems is 8 to 64 gigaflops, with typical selling prices ranging from $1 million to $2 million. We expect to sell SV1ex systems primarily to existing customers as upgrades to prior generation vector systems.

      Pursuant to our distribution agreement with NEC, we currently market the NEC SX-6 system, rebranded as the Cray SX-6, to industrial, academic and governmental customers requiring intense computing power, very large high performance memory and high I/O rates on a vector platform. These systems offer high reliability in a balanced, commercial quality system. The targeted selling focus for the Cray SX-6 supercomputers is from 16 to 64 gigaflops, with expected selling prices ranging from $1.5 million to $3 million.

     Professional Services

      In December 2001, we formed a professional services organization to support our emphasis on providing solutions rather than just computer systems to our customers. Our professional services team provides consulting, integration of Cray products and cluster solutions, custom hardware and software engineering, advanced computer training, site engineering, data center operation and time-share computing services. These professional services leverage our reputation and skills for services and industry technical leadership.

Technology

      Our leadership in the high performance computer industry depends on successful development and introduction of new products and enhancements to existing products. Our research and development activities are focused on system architecture, hardware and software necessary to implement our product roadmap.

     Architecture

      We are the only company in the world to provide systems that use or combine all three of the basic high performance computer architectures — vectors, massively parallel and multithreading.

      Cray Research pioneered the use of vector systems, from the Cray-1 to the Cray C90 and T90 systems. These systems typically use a moderate number (one to 32) of very fast custom processors in connection with a shared memory. Vector processing has proven to be highly effective for many scientific and engineering application programs which over the years have been written to maximize the number of long vectors.

Traditional vector systems do not scale effectively (that is, increase performance by increasing the number of processors) past a limited number of processors. We currently market two classic vector supercomputers, the Cray SV1ex and Cray SX-6 systems.

      Massively parallel processing architectures typically link tens, hundreds or thousands of standard or commodity processors to act either on multiple tasks at the same time or together in concert on a single computationally-intensive task. Type T systems connect each processor directly to its own private memory and the programmer must manage the movement of data among memory units and processors. Consequently these systems can be difficult to program. Type C massively parallel systems, unlike low bandwidth clusters, have high bandwidth and low latency interconnect systems and are said to be “tightly coupled” — the Cray T3E and the Red Storm project are examples of high bandwidth massively parallel systems that employ standard microprocessors.

      The Cray X1 system is revolutionary in that it is the first supercomputer that combines the attributes of both vector and high bandwidth massively parallel systems. The Cray X1 system has up to 64 processors per cabinet and a shared memory. The Cray X1 system can run small problems as a vector processor would or, by focusing many processors on a task, the Cray X1 system operates as a massively parallel system with a system-wide shared memory and a single-system image. The Cray X1 system is designed to provide efficient scalability and high bandwidth to run complex applications at high sustained speeds.

      We are the only company building supercomputers based on multithreaded architecture. Our MTA-2 system is designed to have sustainable high speed, be broadly applicable and easy to program, provide scalability as systems increase in size and have balanced I/O capability. The MTA architecture supports up to 128 separate threads of execution per processor, with zero switching overhead between threads. The multithreading processors make the MTA-2 system latency tolerant and, with the system’s flat shared memory, able to address data anywhere in the system. A high bandwidth packet switching network interconnects the processors, memory and I/O.

     Hardware

      We have extensive experience in designing all of the components of high performance computer systems — the processors, the interconnect system and controls, the I/O system and the supporting cooling infrastructure — to operate together. Our hardware research and development experience includes:

•	Integrated circuit design — we have experience in designing custom and standard cell integrated circuits. Our processors and other integrated circuits have special features that let them use the high available memory bandwidth efficiently. We work closely with our suppliers to take advantage of the latest advances in high speed, high density integrated circuit technology.

•	High speed interconnect systems — we design high speed interconnect systems using a combination of conventional and microwave circuits, high density connectors and carefully chosen transmission media together with complex memory and cache controls to operate with our network protocols and highly optimized logic design. We are investigating the use of optical interconnects for future systems.

•	Printed circuit board design — our printed circuit boards are some of the most sophisticated in the world, often more than 40 layers packed with wires and inter-layer connections.

•	System I/O — we design high performance I/O interfaces that deliver high bandwidth transfer rates and large capacity storage capabilities using low cost devices in highly reliable configurations.

•	Packaging and cooling — we use very dense packaging in order to produce systems with the necessary bandwidth at reasonable costs. This generates more heat per unit volume. We use specialized cooling techniques to address this issue, including immersion, conductive and spray cooling using various liquids and high volume air cooling.

•	Fault tolerance — we design our systems to be tolerant of component failure. As individual components fail, our systems operate with minimal adverse performance impact due to designed alternative circuits and paths. We closely coordinate our hardware and operating system design with field service requirements for fast repair with minimal impact to users.

     Software

      We design and maintain our system software internally. We support multiple operating systems, although all are based on UNIX. The Cray X1 operating system is UNIX-based with common UNICOS extensions. We offer UNICOS/mk in the T3E, UNICOS in the SV1ex and earlier vector processing systems and a UNIX-based system called Cray MTX for the Cray MTA-2 system. The Cray SX-6 system and successors use NEC’s SUPER-UX operating system, also based on UNIX.

      We continue to design and build highly optimized programming environments and performance management diagnostic software products that allow our customers to obtain maximum benefit from our systems. In addition to supporting third-party applications, we develop advanced algorithms and other approaches to improving application performance. We also purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing on our own resources where we add the highest value.

Maintenance and Support

      Our extensive worldwide maintenance and support systems provide us with a competitive advantage and a predictable flow of revenue and cash. Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support monthly, others pay on a quarterly or annual basis.

      Our employees providing these services include field service engineers, product and applications specialists and product support engineers. They are supported by a central support services group located in Chippewa Falls, Wisconsin. On December 31, 2002, we had 94 field support personnel in the United States and Canada, another 82 support personnel in other countries and 70 employees providing central support services. Most of our support engineers are based at customer sites and thus have knowledge of the customer’s requirements for system and application program performance.

Sales and Marketing

      We primarily sell our products through a direct sales force that operates throughout the United States and in Europe, Canada, Japan and Asia-Pacific. We serve smaller foreign markets through sales representatives.

      As of December 31, 2002, we had 41 sales staff, including sales representatives, sales managers, pre-sale analysts and administrative personnel located in the United States and Canada and 39 sales staff located overseas.

      Our marketing staff has a strategic focus on our target markets and those solutions that will facilitate our customers’ success in solving their most challenging scientific and engineering problems. On December 31, 2002, we had 22 employees in our marketing group, all in the United States and Canada.

      No single end-user customer accounted for 10% or more of our revenue for each of the last three years, but agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 79% of our 2002 revenue, 85% of our 2001 revenue and 54% of our 2000 revenue. Information with respect to our international operations and export sales is set forth in Note 14 of the Notes to the Consolidated Financial Statements.

Manufacturing

      While we design many of the hardware components for all of our products, we subcontract the manufacture of these components, including integrated circuits, printed circuit boards, flex circuits, memory modules, machined enclosures and support structures, cooling systems, high performance cables and other items to third-party suppliers. Our strategy is to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence. We perform final system integration and testing of our hardware systems.

      Our manufacturing facilities are located in Chippewa Falls, Wisconsin. At December 31, 2002, we had 102 full-time employees in manufacturing.

      Our systems incorporate some components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits and processors, interconnect systems and memory products. We obtain integrated circuits for our vector and Cray X1 systems from IBM, for the Cray MTA-2 system from Taiwan Semiconductor Manufacturing Corporation and for the Red Storm project from Advanced Micro Devices, Inc. IBM also provides packaging for our vector and Cray X1 systems and Red Storm project while Kyocera America, Inc., provides packaging for our MTA-2 system. We obtain custom interconnect components for our Cray X1 and MTA-2 systems from InterCon Systems, Inc., and we obtain I/ O systems for our Cray X1 and MTA-2 systems from Sun Microsystems, Inc. We obtain custom memory products for our vector and Cray MTA-2 systems from Samsung Semiconductor, Inc. We acquire power modules and spray cap cooling systems for the Cray X1 from SAE Power Incorporated and Parker Hannifin Corporation, respectively. We use Celestica, Inc., to assemble our vector and Cray X1 systems and for repair of components for these systems.

      Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in these cases because of the availability of specific technologies, economic advantages and other factors. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors.

Competition

      The high performance computer market is intensely competitive. The barriers to entry are high, as is the cost of remaining competitive. We compete by offering systems that have superior sustained performance, price/ performance based on that sustained performance and lower cost of operation coupled with our excellent post-sale service capabilities and established customer relationships.

      IBM, SGI, Hewlett-Packard and Sun Microsystems offer Type T and low bandwidth massively parallel systems for the high performance market. These systems offer greater performance and price/ performance on small problems and larger problems lacking complexity and offer higher theoretical peak performance.

      Internationally we compete primarily with IBM and NEC. While IBM offers large Type T systems, NEC offers high bandwidth vector-based systems with a large suite of ported application programs. We have exclusive rights to market NEC vector processing supercomputers in North America, subject to certain volume requirements; we have non-exclusive rights to market these computers elsewhere. Competition with NEC outside of North America is difficult due to NEC’s aggressive pricing strategies. We will not meet the required sales volumes under our agreement with NEC. If as a result NEC terminates our exclusive marketing rights in North America, then NEC may compete with us in North America as well. See “Factors Related To Our Business — Termination by NEC Corporation of our distribution rights for the Cray SX-6 system may decrease our revenue and increase competition.”

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

      We have a number of patents relating to our hardware and software systems. We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray X1 systems. Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe our patents and applications have value, no single patent is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

      There can be no assurance that the steps we take will be adequate to protect or prevent the misappropriation of our intellectual property. Litigation may be necessary in the future to enforce patents we obtain, and to protect copyrights, trademarks, trade secrets and know-how we own. Such litigation, if necessary, could result in substantial expense to us and a diversion of our efforts.

      We may infringe or be subject to claims that we infringe the intellectual property rights of others. We currently are defending a lawsuit alleging that the evaporative spray cooling system in our Cray X1 product infringes patents and trade secrets held by a third party, and we intend to defend this lawsuit vigorously. See “Legal Proceedings” below.

Employees

      As of December 31, 2002, we employed 843 employees, of whom 288 were in development and engineering, 102 were in manufacturing, 80 were in sales, 22 in marketing, 249 in service, 51 were in information systems, and 51 were in administration. We also employed 7 individuals on a temporary basis or as interns. We have no collective bargaining agreement with our employees. We have never experienced a work stoppage and believe that our employee relations are excellent.

Factors That Could Affect Future Results

      The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

     Factors Related To Our Business

      If we were unable to produce the Cray X1 system on a sustainable basis, our revenue and profits would be reduced. We expect that our success in 2003 and beyond will depend largely upon our ability to turn the Cray X1 system into a stable production quality product. We depend on our vendors to manufacture components for our systems. If our vendors were unable to manufacture components to our design specifications on a timely basis and with sufficient yields, increased repair charges would reduce margins and profits and any delayed deliveries of production quality Cray X1 systems to customers would adversely affect our revenue and profits. We have received Cray X1 system components with unacceptable yields and are working with our vendors to achieve higher yields of reliable components. We have redesigned, and in the future we may have to redesign further, hardware components of the Cray X1 system because of previously unforeseen defects. Redesign work is costly and could cause delays in the production and sale of Cray X1 systems. We also need to achieve reliable system software to sell Cray X1 systems to production environment governmental and industrial customers. We continue to fix reported software problems and anticipate additional software problems to be reported in the future.

      If application programs were not successfully ported to the Cray X1 system, we would have difficulty selling these systems to some customers. To make sales of the Cray X1 system in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to the Cray X1 system and tuned so that they will achieve high performance. The Cray X1 system has a new architecture that may make porting and tuning of application programs difficult. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and customers to undertake this activity. The relatively low volume of supercomputer sales makes it difficult for us to attract independent software vendors. We also modify and rewrite thirty-party and customer specific application programs to run on the Cray X1 system. There can be no assurance that we will be able to induce the third-party vendors and customers to rewrite their applications or that we will rewrite successfully third-party and customer specific applications for use on the Cray X1 system.

      We may not be successful in completing the Red Storm project on time and on budget, which would adversely affect our earnings. Our efforts to complete the development and delivery of the Red Storm project for Sandia National Laboratories in 2004 on time and on budget are subject to significant risks. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. Our success depends on third-party software development, some of which is to be supplied by Sandia National Laboratories, and the timely availability of the Opteron integrated circuits from Advanced Micro Devices, Inc. Continued funding of the project is subject to future federal government appropriations. This project is lengthy and technically challenging, and requires a significant investment of engineering and other resources. Falling behind schedule or incurring cost overruns would adversely affect our capital resources and earnings.

      If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our profitability would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government. We expect that our initial sales of Cray X1 systems in 2003 will be predominantly to government agencies in the United States and other countries. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced.

      If we lose government support for supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems, including the current Cray X1 system and our planned Cray X1e, Black Widow, Cascade and Red Storm development projects. U.S. government agencies may delay or decrease funding of these development efforts due to change of priorities, international political developments or for any other reason. Any such decrease or delay may cause an increased need for capital and may adversely affect our research and development expenditures and our ability to implement our product roadmap.

      Procurement proposals based on theoretical peak performance reduce our ability to market our systems. Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Some of our competitors offer systems with higher theoretical peak performance at lower comparable prices, although their actual sustained performance on real applications frequently is a small fraction of their theoretical peak performance. Nevertheless, a number of requests for proposals, primarily from governmental agencies in the United States and elsewhere, continue to have criteria based wholly or significantly on theoretical peak performance. Unless these criteria are changed, we are disadvantaged in these instances by being unable to submit competitive bids, which limits our revenue potential.

      Termination by NEC Corporation of our distribution rights for the Cray SX-6 system may decrease our revenue and increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we are the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. If we do not achieve certain volumes of sales of Cray SX-6 systems through March 2003, NEC can terminate or make non-exclusive our North American distribution rights for this product and can terminate our distribution rights for NEC vector supercomputers outside North America. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the SX-6 systems has been far less than we anticipated. We will not meet the required sales volumes under our agreement with NEC. Loss of our exclusive distribution rights to NEC vector supercomputer systems would result in competition from NEC in North America, and loss of our distribution rights would result in loss of our ability to sell the SX-6 system and successor systems. Any loss of these distribution rights may decrease our revenue and increase competition from NEC. Outside of North America, NEC has competed aggressively based on price.

      Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $68 million in 2002 as our older systems are withdrawn from service. This revenue is expected to decline further until a sufficient number of our new computer systems are placed in service to balance the withdrawal of our older systems.

      Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We use a contract manufacturer to assemble our components for the Cray X1 and other systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a supplier did not provide components that meet our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

•	if we were ever unable to locate a supplier for a key component, we would be unable to deliver our products;

•	one or more suppliers could make strategic changes in their product lines, which might delay or suspend manufacture of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.

      From time to time we have experienced delays in obtaining manufactured components and completed assemblies on a timely basis and in sufficient quantities from our suppliers, which have resulted in delays in the development and production of our products.

      Our ability to use the SGI IRIX operating system is limited by our agreement with SGI, and we plan to develop an alternative operating system for our Black Widow and other future products. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from SGI restricts our use of certain SGI technology. Most significantly, the technology agreement limits our use of SGI’s IRIX operating system to the Cray X1 product family. We are unlikely to obtain a license from SGI to use its IRIX operating system on successors to the Cray X1 product family, and thus we plan to develop or acquire elsewhere our own UNIX-based operating system for these successor systems, starting with the Black Widow system. Developing a new operating system is a difficult process, and might delay the availability of the Black Widow system.

      The high failure rate in the Cray T90 installed base may reduce our earnings. Some of the components in the Cray T90 vector computers, a product we acquired through the Cray Research acquisition, have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenue. In connection with our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve to provide for anticipated future losses on the T90 maintenance service contracts. The balance of this reserve was $5.3 million as of December 31, 2002. We anticipate that almost all of our T90 systems will be deinstalled by the end of 2003. We believe that the warranty reserve balance at December 31, 2002, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. Our estimates may prove to be inaccurate, and our actual costs may differ materially from our estimates. In addition, the T90 failures have adversely affected our reputation for quality products with some customers and may adversely affect sales of our new systems.

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

      We may infringe or be subject to claims that we infringe the intellectual property rights of others, and we are defending a lawsuit asserting infringement claims. Third parties may assert intellectual property infringement claims against us, and such claims, if proved, could require us to pay substantial damages or to redesign our existing products. Regardless of the merits, any claim of infringement requires management attention and causes us to incur significant expense to defend. For example, we currently are defending a recently commenced lawsuit alleging that the evaporative spray cooling system in our Cray X1 system infringes patents and trade secrets held by a third party. The complaint seeks injunctive relief and damages. While we intend to defend this lawsuit vigorously, pre-trial discovery is just beginning and at this time we cannot predict the outcome of this lawsuit.

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

      U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of high performance computer systems such as our products. Occasionally we have experienced delays in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue.

     Factors Related To Our Industry

      If we are unable to compete successfully against larger, more established companies in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, SGI, Hewlett-Packard, NEC (outside of North America), and Sun Microsystems. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. Periodic announcements by our competitors of new high performance computer systems (or plans for future systems) and price adjustments may reduce customer demand for our products. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

      We may not compete successfully against innovative competitors or new entrants. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, and to develop successor systems. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. New companies have capitalized on developments in parallel processing and increased computer performance through networking and cluster systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make cluster systems more attractive to our potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

      General economic and market conditions could decrease our revenue, increase our need for cash and adversely affect our profitability. While much of our business is related to the government sector, which is less affected by short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures have affected sales to our industrial customers and may continue to do so. Cancellations or delays in purchases would decrease our revenue, increase our need for working capital and adversely affect our profitability.

     Factors Related To An Investment In Our Company

      We have experienced annual losses from operations prior to 2002, and we may not achieve net income on a consistent basis. We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million. Whether we will achieve net income on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the Cray X1 system and other products and maintain the Red Storm project on schedule;

•	the level of revenue in any given period;

•	our expense levels, particularly for research and development and manufacturing and service costs;

•	the cost of servicing the Cray T90 installed base; and

•	the terms and conditions of sale or lease for our products.

      Because of the numerous factors affecting our results of operations, there can be no assurance that we will have net income in the future.

      Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales price of our products, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until our customers accept our products. Red Storm revenue and margin may fluctuate from quarter to quarter due to the level of contract activity, including purchases of materials and changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	timing of the receipt of necessary export licenses; or

•	currency fluctuations and international conflicts or economic crises.

      Our stock price may be volatile. The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts’ estimates, our future capital raising activities, announcements of technological innovations by us or our competitors and general conditions in our industry.

      A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of December 31, 2002, we had outstanding:

•	56,039,016 shares of common stock;

•	3,125,000 shares of Series A preferred stock convertible into 3,136,763 shares of common stock, plus any dividends on the Series A preferred stock that are paid in shares of common stock;

•	warrants to purchase 8,964,373 shares of common stock; and

•	stock options to purchase an aggregate of 13,380,602 shares of common stock, of which 6,811,975 options were then exercisable.

      Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. All outstanding shares of Series A preferred stock are owned by NEC Corporation. The Series A preferred stock is not convertible into common stock unless the Series A preferred stock is sold or we sell substantially all our assets or we are acquired and the holders of our voting stock own less than a majority of the voting stock of the entity surviving the acquisition. If we sell substantially all our assets or are acquired in such an acquisition, the holder of Series A preferred stock, in lieu of conversion of that stock into common stock, may elect to receive the liquidation preference of $8.00 per share of Series A preferred stock, plus any accrued and unpaid dividends, before any payment is made to the holders of common stock. Any shares of Series A preferred stock that are sold automatically convert into common stock. NEC has agreed not to sell the Series A preferred stock before May 10, 2003. After that date, NEC can sell the Series A preferred stock without restriction, except that NEC cannot sell privately to any person who is, or by such sale would become, a beneficial owner of 5% or more of our common stock. In addition, after May 10, 2003, if requested to do so by NEC, we are obligated to register for public resale the common stock issuable upon conversion of the Series A preferred stock. Warrants to purchase 3,524,523 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, expire between September 28, 2003, and November 2, 2004. Warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006. The remaining warrants outstanding as of December 31, 2002, to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of the warrants, options and Series A preferred stock, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Series A preferred stock may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock, and NEC may sell its Series A preferred stock, at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

      Provisions of our Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult. Provisions of our restated articles of incorporation and restated bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Articles of Incorporation and Bylaws provide for:

•	a staggered Board of Directors, so that only two or three of our eight directors are elected each year;

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the ability of our board of directors to issue preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	amendments to our restated articles of incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995, or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures must be followed to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures must be followed to nominate members for election to our board of directors.

      These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party.

      Additional financings may be dilutive to our shareholders. We may need to raise additional equity or debt capital if we experience lower than anticipated product sales due to delays in availability of Cray X1 systems for delivery to customers or general economic conditions, or if we fail to receive sufficient governmental support for our products and research activities. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

      We do not anticipate declaring any cash dividends on our common stock. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our outstanding Series A preferred stock accrues a cumulative dividend, which is payable in cash if declared by our board of directors or otherwise in common stock upon conversion of the Series A preferred stock into common stock. In addition, our credit facilities prohibit us from paying cash dividends without the consent of our lenders.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our web site at www.cray.com as soon as reasonably practicable after we electronically file such reports with the SEC.

Item 2. Properties

      The Company’s principal properties are as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	222,000
Seattle, WA	Executive offices, hardware and software development, sales and marketing	85,000
Mendota Heights, MN	Software development, sales and marketing operations	40,000

      We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

      We also lease a total of approximately 10,000 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 23,000 square feet of office space. We believe our facilities are adequate to meet our needs in 2003.

Item 3. Legal Proceedings

      On June 26, 2002, we accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. We are the only defendant. The complaint alleges that SGI approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleges that, when we acquired the Cray Research business unit from SGI in 2000, we received assets and other information, including the ISR confidential information, and that we currently are utilizing the ISR confidential information and that such use is both improper and infringes three ISR patents relating to spray cooling technology. The complaint further alleges that we and SGI have improperly disclosed ISR confidential information. The complaint seeks judgment that we be enjoined from infringing the ISR patents, that ISR be awarded treble damages for our alleged willful infringement of the ISR patents, and that we have been unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, we answered the ISR complaint, denying the substantive allegations. While we intend to defend this lawsuit vigorously, pre-trial discovery is just beginning and at this time we cannot predict the outcome of this lawsuit. The court has set March 1, 2004, as the trial date.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

Item E.O. Executive Officers of the Company

      Our executive officers as of March 24, 2003, were as follows:

Name	Age	Position

James E. Rottsolk	58	Chairman, President and Chief Executive Officer
Burton J. Smith	62	Chief Scientist and Director
Christopher Jehn	60	Vice President — Government Programs
Kenneth W. Johnson	60	Vice President — Legal, General Counsel and Secretary
Lori C. Kaiser	45	Vice President — Marketing and Strategic Planning
David R. Kiefer	54	Vice President — Product Engineering and Manufacturing
Gerald E. Loe	53	Vice President — Worldwide Sales and Services
Scott J. Poteracki	49	Vice President — Finance and Chief Financial Officer
Richard M. Russell	58	Vice President — Asia Pacific Sales and Services

      James E. Rottsolk is one of our co-founders and serves as our Chairman, President and Chief Executive Officer. He served as our President and Chief Executive Officer from our inception through September 2001, and was reappointed to those positions in March 2002. He has served as Chairman of the Board since December 2000. Prior to 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received a B.A. degree from St. Olaf College and A.M. and J.D. degrees from the University of Chicago.

      Burton J. Smith is one of our co-founders and has been our Chief Scientist and a Director since early 1988. He served as our Chairman from 1988 to June 1999. He is a recognized authority on high performance computer architecture and programming languages for parallel computers. He is the principal architect of the MTA system and heads our Cascade project. Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. In February 2003 he was elected as a member of the National Academy of Engineering. Mr. Smith received S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

      Christopher Jehn serves as Vice President — Government Programs, a position he has held since joining us in September 2001. He served as the Assistant Director for National Security in the Congressional Budget Office from 1998 to 2001. From 1997 to 1998, he was a member of the Commission on Servicemembers and Veterans Transition Assistance, and also served in 1997 as the Executive Director of the National Defense Panel. Mr. Jehn was a Senior Vice President at ICF Kaiser International, Inc., from 1995 to 1997. Prior to 1995, he held executive positions at the Institute for Defense Analyses and the Center for Naval Analyses and served as Assistant Secretary of Defense for Force Management and Personnel from 1989 to 1993. He received a B.A. from Beloit College and a Master’s degree in economics from the University of Chicago.

      Kenneth W. Johnson serves as Vice President — Legal, General Counsel and Secretary and has held those positions since joining us in September 1997. From September 1997 to December 2001 he also served as our Vice President — Finance and Chief Financial Officer. Prior to joining us, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.

      Lori C. Kaiser serves as Vice President — Marketing and Strategic Planning, a position she has held since December 2001. She joined us in May 2001 as Director of Strategic Planning. Before joining us, she consulted with a software start-up from 2000 to 2001, and from 1995 to 2000 Ms. Kaiser held senior operational, sales and marketing positions at Icicle Seafoods, Inc. Prior to 1995, she held various marketing, sales and financial management positions in several industries, including audit and consulting positions with Deloitte & Touche LLP from 1981 to 1991. Ms. Kaiser has a B.A. in business from the University of Washington.

      David R. Kiefer serves as Vice President — Product Engineering and Manufacturing, a position he has held since December 2001. From April 2000, when he joined us, through December 2001, he held the position of Vice President — Hardware Engineering. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.

      Gerald E. Loe serves as Vice President — Worldwide Sales and Services, a position he has held since December 2001. He joined us in 1992 as Vice President — Hardware Engineering and Manufacturing; he was named Vice President — Hardware Engineering in 1996 and Vice President — Worldwide Services in April 2000. Prior to joining us, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received a B.S.M.E. from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

      Scott J. Poteracki serves as Vice President — Finance and Chief Financial Officer, a position he has held since October 2002. Prior to joining us, he served from March 2002 until October 2002, as the Chief Financial Officer of Racal Instruments Group, Ltd. of Irvine, California, a manufacturer of electronics test and measurement equipment and systems. Prior to joining Racal Instruments, he was Corporate Controller and Senior Director, Finance, of Broadcom, Inc., a leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data. From 1978 to June 2000, when he joined Broadcom, Mr. Poteracki held a number of finance positions at Motorola, Inc. most recently as Corporate Vice President and Director, Finance, of its Internet and Networking Group and Vice President and Director, Finance, of its Computer Group. Mr. Poteracki received a B.S., Accounting, from the University of Illinois and an M.B.A. from Arizona State University and is a certified public accountant.

      Richard M. Russell serves as Vice President — Asia Pacific Sales and Services, a position he has held since December 2001. He joined us as Director of New Business Development in 1995 and was named as Vice President — Marketing in March 1998. In February 2000, he was appointed Vice President — International. Prior to joining us, he worked in a variety of technical, editorial and marketing positions at several high technology companies, including Burroughs Wellcome Research Laboratory, UK; Whitbread & Co, Ltd (UK); Auerbach Publishers and Consultants; and Cray Research, Inc. from 1976 through 1990.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On March 21, 2003, we had 65,110,852 shares of common stock outstanding that were held by 904 holders of record.

      The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	2001		2002

	High	Low	High	Low

First Quarter	2.94	1.59	2.66	1.82
Second Quarter	2.71	1.53	4.47	2.21
Third Quarter	3.45	1.71	4.43	3.11
Fourth Quarter	2.91	1.71	7.82	3.22

Dividend Policy

      We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Each share of Series A preferred stock has a cumulative dividend accruing from its issuance on May 10, 2001 at the rate of $.16 per annum. As of March 10, 2003, the aggregate accrued and unpaid dividends on the outstanding shares of Series A preferred stock were $916,000. The dividends are payable in cash when declared by our board of directors except that, upon conversion of the Series A preferred stock into shares of common stock, any accrued and unpaid dividends are payable in shares of common stock based on an average of our common stock prices immediately prior to conversion. In addition, our credit facilities prohibit us from paying cash dividends without the consent of our lenders.

Unregistered Sales of Securities

      In December 2002, we called for redemption our 5% convertible subordinated debentures due November 6, 2004. On or before December 31, 2002, all of the debentures were converted by their holders into shares of common stock. In connection with this conversion we issued an aggregate of 3,973,935 shares of our common stock to the following investors: Riverview Group, LLC, Omicron Master Trust, Laterman & Co., Forevergreen Partners, Clarion Capital Corporation and The Morton A. Cohen Revocable Living Trust. These shares may be resold pursuant to our prospectus dated January 17, 2002, as supplemented. The issuance of the shares of common stock to the investors upon conversion of the debentures was exempt from the registration provisions of the Securities Act, under Section 3(a)(9) of the Securities Act, because the transaction was exclusively with our existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion. Further information regarding the debentures, the warrants and this transaction is contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2003.

Item 6. Selected Financial Data

      Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business unit acquired on April 1, 2000. Period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. See “Business — Our History — Cray Research Acquisi-

tion” above. The selected financial data for the years ended December 31, 1998, 1999, 2000, 2001, and 2002 are derived from our audited consolidated financial statements.

	Years ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except for per share and statistical data)
Operating Data:
Product Revenue	$1,274	$1,794	$46,617	$51,105	$76,519
Service Revenue	714	320	71,455	82,502	78,550
Cost of Product Revenue	3,759	15,165	32,505	30,657	41,187
Cost of Service Revenue	584	273	34,077	41,181	42,581
Research and Development	13,664	15,216	48,426	53,926	32,861
Net Income (Loss)	(19,803)	(34,532)	(25,388)	(35,228)	5,403
Comprehensive Income (Loss)	(20,736)	(34,647)	(25,516)	(35,862)	5,874
Net Income (Loss) per Common Share
Basic	$(1.70)	$(1.74)	$(0.78)	$(0.87)	$0.11
Diluted	$(1.70)	$(1.74)	$(0.78)	$(0.87)	$0.10
Weighted Average Outstanding Shares
Basic	12,212	19,906	32,699	40,632	47,969
Diluted	12,212	19,906	32,699	40,632	54,417
Balance Sheet Data:
Cash and Cash Equivalents	$3,162	$10,069	$4,626	$12,377	$23,916
Working Capital	7,269	9,208	(25,970)	(5,724)	27,351
Warranty Reserves, Long-term Portion			14,285	8,479	2,326
Capital Leases, Long-term Portion	573	390	284	421	152
Term Loan Payable				6,071	3,929
Notes Payable, Long-term Portion		1,022	254	8,387
Total Assets	20,288	23,410	136,193	127,087	145,245
Shareholders’ Equity	11,889	14,307	36,147	39,750	83,561
Statistical Data:
Number of Full-time Employees	109	123	886	842	843

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under “Business — Factors That Could Affect Future Results” beginning on page 15. The following discussion should also be read in conjunction with the Financial Statements and accompanying Notes thereto.

Overview

      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. We expect that most of our 2003 product revenue will come from sales of our Cray X1 system, the production version of which first shipped in December 2002. In mid-2002, we began a development project with Sandia National Laboratories to design and deliver a new, high bandwidth, massively parallel processing supercomputer system called Red Storm in 2004. We provide maintenance services to the worldwide installed base of Cray computers. We also offer professional services that leverage our industry technical knowledge.

      We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million.

      We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain. We recognize product revenue from the Red Storm project using the percentage-of-completion method. We recognize service revenue for the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance and product sales contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

      Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth above under “Business — Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

      This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm contract, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     T90 Reserve

      We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the Cray T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve of $47.5 million, of which $46.3 million reflected our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers in excess of the related service revenue, we reduce the amount of the T90 warranty reserve. As of December 31, 2002, our total warranty reserve balance was $5.6 million, of which $5.3 million related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $3.8 million for year ended December 31, 2002. We believe that the T90 warranty reserve balance at December 31, 2002, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

     Red Storm Contract

      Product revenue from the Red Storm contract is accounted for using the percentage of completion method. Revenue is recognized as costs are incurred, and margin is based on the total estimated cost to complete. The estimate to complete is based on several factors, including estimated labor hours to complete certain tasks and estimated cost of purchased components at future dates. Our estimates may need to be adjusted from quarter to quarter, which would impact our revenue and our margin on a cumulative basis.

     Inventories

      We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. Although we did not write down any inventory for 2002, we recorded $3.5 million and $3.2 million of inventory write-downs for the years ended December 31, 2001, and 2000, respectively. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     Goodwill

      Approximately 16% of our assets as of December 31, 2002, consisted of goodwill resulting from our acquisition of the Cray Research business unit from SGI in 2000. As discussed in the “Recent Accounting Pronouncements” section in Note 2 of the Notes to the Consolidated Financial Statements, we adopted SFAS No. 142 on January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

      With the acquisition of the Cray Research business unit on April 1, 2000, period-to-period comparisons of our operating results that include periods prior to the acquisition are not meaningful.

     Product Revenue

      We had product revenue of $76.5 million for the year ended December 31, 2002, compared to $51.1 million and $46.6 million for the respective 2001 and 2000 periods. Product revenue represented 49% of total revenue for the year ended December 31, 2002, compared to 38% and 39% for the respective 2001 and 2000 periods, and consisted primarily in the 2002 period of $23.7 million for our Cray SV1 and SV1ex product line, $16.8 million for our T3E product line, $14.7 million for shipments of early production Cray X1 systems,

$5.1 million for our MTA-2 product line and $16.2 million for our other products. Product revenue for 2001 consisted primarily of $19.1 million for our SV1 and SV1ex product line and $27.3 million for our T3E product line. Product sales revenue was less than anticipated in 2001 due to delays in completing the SV1ex enhancements, with the first complete SV1ex product shipment occurring in late November 2001. Product revenue in 2000 primarily consisted of $19.1 million for our SV1 product line and $27.3 million for our T3E product line. Product sales for Cray Research products declined during each of the three years prior to our acquisition of the Cray Research business unit, primarily because SGI had stopped development funding of new Cray Research products.

      With the delivery of the Cray X1 system to customers and the performance of the Red Storm project, we expect our product revenue in 2003 to increase and be a larger percentage of total revenue. We expect our product revenue to vary quarterly. If we lose our distribution rights for NEC vector systems in North America, we may experience increased competition for domestic sales of our products. See “Business — Competition.”

     Service Revenue

      We had service revenue, which includes revenue from maintenance services and, beginning in 2002, from professional services, of $78.6 million for the year ended December 31, 2002, compared to $82.5 million and $71.5 million for the respective 2001 and 2000 periods. The 2002 results include $10.1 million from professional services, including $4.0 million for preliminary engineering services on the Red Storm project for the year ended December 31, 2002. Service revenue represented 51% of total revenue for the year ended December 31, 2002, and 62% and 61% for the corresponding 2001 and 2000 periods.

      Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect maintenance service revenue to continue to decline slowly over the next year or so as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service.

      Professional services are provided under separate contracts for a particular activity such as development, design and study of a new high performance computer system, deinstalling a computer system, porting applications to one of our platforms or use of our computer resources for a particular period, and we expect contracts to vary greatly in size. We recorded our first revenue from professional services in the first quarter of 2002, and we expect our professional services revenue, adjusted for future reporting of the Red Storm project as product revenue, to increase modestly.

     Operating Expenses

      Cost of Product Revenue. We had cost of product revenue of $41.2 million for the year ended December 31, 2002, compared to $30.7 million and $32.5 million for the respective 2001 and 2000 periods. Our cost of product represented 54% of product revenue for the year ended December 31, 2002, compared to 60% and 70% for the corresponding 2001 and 2000 periods. Revenue for the years ended December 31, 2002, and December 31, 2001, includes $5.9 million and $2.2 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis. The high cost of product revenue in 2000 is due to the age of the SV1 and T3E product lines and inventory adjustments for SV1 and MTA gallium arsenide parts.

      We expect that, compared to 2002, our cost of product revenue in 2003 will be adversely affected by start-up costs incurred in the Cray X1 ramp-up and lower margins on the Red Storm project. In addition, we may grant favorable pricing for large multi-system contracts.

      Cost of Service Revenue. We had cost of service revenue of $42.6 million for the year ended December 31, 2002, including $8.0 million of cost of professional services revenue, compared to $41.2 million and $34.1 million, respectively, for the corresponding 2001 and 2000 periods. Our cost of service revenue represented 54% of service revenue for the year ended December 31, 2002, compared to 50% and 48% for the corresponding 2001 and 2000 periods. In 2002, cost of maintenance revenue was favorably impacted by a

$3.8 million reduction in warranty reserves, and the overall cost of service revenue was affected by higher costs for professional services revenue due to the start-up of those services.

      Given that maintenance revenue is expected to decline slowly and our professional services revenue will increase only modestly, we expect our overall cost of service revenue to increase to over 60% as a percentage of service revenue for 2003.

     Research and Development

      Research and development expenses for the years ended December 31, 2001 and 2002 reflect our costs associated with the enhancements to the Cray SV1 and T3E systems in the 2001 period and the development of the Cray X1, and to a lesser extent, the Cray MTA-2 in both the 2001 and 2002 periods, including related software development. Research and development expenses for 2000 reflect our costs associated with the enhancements to the Cray SV1 and T3E systems and the development of the Cray MTA and X1 systems, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. These costs are offset in part by government funding for development and services, including development related to the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our efforts on the Red Storm project. Research and development expenses for 2000, 2001 and 2002 were as follows (in thousands):

	For the years ended December 31,

	2000	2001	2002

Gross research and development	$57,730	$66,549	$48,650
Government funding	(9,304)	(12,623)	(15,789)

Net research and development	$48,426	$53,926	$32,861

      Gross research and development expenditures have continued to decline as we completed the major development work on the Cray X1 system as well as the Cray SV1ex and MTA-2 systems. At the same time we have received increased governmental funding for our continued development efforts. Net research and development expenditures represented 41%, 40%, and 21% of revenue for 2000, 2001, and 2002, respectively.

      We expect that gross research and development expenses will increase in 2003 to reach or slightly exceed the 2001 level as we ramp-up our work on the Red Storm project. However, we expect that net research and development expenses will remain flat or decline for 2003, primarily due to increased governmental funding. As a percentage of overall revenue, we expect net research and development expenses to continue to decrease as we expect to increase our overall revenue and receive increased government funding.

     Marketing and Sales

      Marketing and sales expenses were $20.3 million for the year ended December 31, 2002, compared to $20.0 million and $14.4 million for the respective 2001 and 2000 periods. The increase in these expenses from 2000 to 2001 was due to the acquisition of the Cray Research business unit, which required us to re-establish the Cray sales and customer support staff and increase expenditures in connection with sales and marketing, benchmarks and development of third-party applications software. We expect marketing and sales expenses to grow modestly in 2003, but to decline as a percentage of revenue.

     General and Administrative

      General and administrative expenses were $8.9 million for the year ended December 31, 2002, compared to $9.2 million and $7.0 million for the respective 2001 and 2000 periods. The increase in these expenses from 2000 to 2001 was due to the acquisition of the Cray Research operations, which required us to add managerial and administrative staff and to incur increases in legal, accounting and consulting expenses in connection with establishing foreign operations and implementing new accounting systems. We expect general and administrative expenses to grow modestly in 2003, but to decline as a percentage of revenue.

     Restructuring Charges

      Restructuring charges were $1.9 million for the year ended December 31, 2002, compared to $3.8 million for the 2001 period and represent severance expenses related to the termination of 20 employees in 2002 and 102 employees in 2001.

     Goodwill

      We incurred no amortization expense for the year ended December 31, 2002, compared to $7.0 million and $5.2 million for the 2001 and 2000 periods. Amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000. Following the implementation of Statement of Financial Accounting Standard No. 142, we determined that there was no impairment related to goodwill as of January 1, 2002, and we did not record any amortization of goodwill in 2002. See “Recent Accounting Pronouncements” in Note 2 of the Notes to the Consolidated Financial Statements.

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Supplemental comparative disclosure as if the change had been retroactively applied in prior years is as follows (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001

Reported net loss	$(25,388)	$(35,228)
Plus: Goodwill Amortization	5,217	6,981

Adjusted net loss	$(20,171)	$(28,247)

Reported basic and diluted net loss per share	$(0.78)	$(0.87)
Plus: Goodwill Amortization	0.16	0.17

Adjusted basic and diluted net loss per share	$(0.62)	$(0.70)

     Other Income (Expense), net

      Other income was $3.1 million for the year ended December 31, 2002, compared to other expense of $336,000 for the 2001 period and other income of $675,000 for the 2000 period. The increase in other income consisted primarily of a negotiated settlement of an accrued cancellation charge on a purchase commitment. See “Accrued Loss on Purchase Commitment” in Note 9 to the Consolidated Financial Statements. Other income (expense) for 2001 and 2000 consisted primarily of realized gains and losses from the effects of foreign currency exchange rates.

     Interest Income (Expense), net

      Interest income was $147,000 for the year ended December 31, 2002, compared to $224,000 and $690,000 for the respective 2001 and 2000 periods. The higher amounts in 2001 and 2000 reflect our increased average cash position in those years.

      Interest expense was $3.0 million for the year ended December 31, 2002, compared to $2.0 million and $2.4 million for the respective 2001 and 2000 periods. The interest expense for 2002 was largely due to a non-cash charge of $2.1 million associated with the convertible debenture financing completed in November 2001, and $900,000 of interest paid on our term loan, line of credit and capital leases, while 2001 had non-cash interest charges of $747,000 associated with the value of the conversion feature of certain investor promissory notes and $225,000 for the value of options, and just over $1 million of interest paid on our term loan, line of credit and capital leases. In 2000, we recognized imputed interest expense of approximately $1.4 million on the non-interest bearing note issued to SGI, a non-cash interest expense of approximately $336,000 associated with the value of the conversion feature of certain investor promissory notes, a non-cash expense of $200,000 for the value of warrants issued in conjunction with investor promissory notes and $442,000 of interest paid on a line of credit and various capital leases.

     Taxes

      We recorded a provision of $2.2 million for income taxes in foreign countries and certain states for the year ended December 31, 2002, compared to $994,000 and $831,000 for the respective 2001 and 2000 periods. There has been no provision for U.S. federal income taxes for any period.

      As of December 31, 2002, we had net operating loss carry-forwards of approximately $156.6 million, of which approximately $323,000 expires in 2003, none expires in 2004 and the balance expires in years 2005 through 2021, if not utilized.

     Net Income (Loss)

      Net income was $5.4 million for the year ended December 31, 2002, compared to a net loss of $35.2 million and $25.4 million for the respective 2001 and 2000 periods. The improvement in net income was due to increased product revenue, lower expenditures, principally net research and development expenses, and the absence of goodwill amortization charges.

Liquidity and Capital Resources

      Cash, cash equivalents and accounts receivable totaled $54.9 million at December 31, 2002, compared to $37.1 million at December 31, 2001. Over that period, cash increased from $12.4 million to $23.9 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $353,000 to zero. At December 31, 2002, we had working capital of $26.9 million compared to a working capital deficit of $5.7 million at December 31, 2001. In the first quarter of 2003, we realized approximately $49.1 million of net proceeds from the public sale of our common stock.

      The reduction in net cash used in operating activities for 2002 to $8.3 million compared to $26.2 million for 2001 was primarily due to $5.4 million of net income for 2002, compared to a net loss of $35.2 million for 2001. For 2002, net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues.

      Net cash used by operating activities was $26.2 million for the year ended December 31, 2001, compared to net cash provided of $5.1 million in 2000. For 2001, net operating cash flows were primarily attributed to our net loss, offset by depreciation and amortization, along with decreases in accounts payable and warranty reserves. The increase in net cash used in operating activities in 2001 over 2000 was primarily attributed to the acquisition of the Cray Research business unit in April of 2000.

      Net cash used by investing activities was $6.0 million for 2002, compared to $9.5 million for 2001. Net cash used by investing activities for 2002 consisted primarily of purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2001, the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases. Net cash used in investing activities was $57.4 million for 2000, principally for the Cray Research acquisition.

      Net cash provided by financing activities was $25.3 million for 2002, compared to $44.0 million for 2001. In 2002, we raised $16.2 million primarily through the sale of common stock and employee option exercises, and received another $11.8 million through the exercise of warrants that otherwise would have expired. In 2001, we raised $24.9 million through the sale of preferred stock to NEC, and in November 2001 we issued $9.3 million in convertible subordinated notes. We also obtained a three-year term loan of $7.5 million in 2001.

      Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp up production of Cray X1 systems, third-party engineering expenses, and acquisition of property and equipment. Our fiscal year 2003 capital expenditure budget for property and equipment is estimated currently at $9.5 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of December 31, 2002 (in thousands):

	Payments Due by Periods

		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	years	years	5 years

Notes payable	$227	$227	$	$	$
Term loan payable	3,929	2,143	1,786
Capital lease obligations	473	298	175
Operating leases	18,051	3,554	8,997	5,500

Total contractual cash obligations	$22,680	$6,222	$10,958	$5,500	$

      At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities. We believe our current cash resources will be adequate for the next twelve months.

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

      At December 31, 2002, we had term loan of $3.9 million due in 2004 bearing annual interest at the rate of prime rate plus 3.25%, with a minimum rate of 9%. Our payment commitment on the term loan is comprised of a fixed amount of principal plus accrued interest.

Item 8. Financial Statements and Supplementary Data

*	The Financial Statements are located following page 42.

QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

      The following table presents unaudited quarterly financial information for the two years ended December 31, 2002. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

	2001				2002

For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$48,747	$29,423	$29,376	$26,061	$35,200	$38,637	$42,051	$39,181
Cost of Sales	22,455	14,990	17,112	17,281	15,553	22,014	24,430	21,771
Gross Margin	26,292	14,433	12,264	8,780	19,647	16,623	17,621	17,410
Research and Development	13,039	14,148	13,211	13,528	10,551	8,588	7,301	6,421
Marketing and Sales	4,701	4,882	5,276	5,102	4,857	4,920	5,158	5,397
General and Administrative	2,139	2,244	1,937	2,906	2,040	1,893	2,108	2,882
Restructuring Charge			1,284	2,518	1,878
Net Income (loss)	2,789	(9,886)	(10,799)	(17,332)	749	1,187	2,139	1,328
Comprehensive Income (loss)	1,956	(9,869)	(10,159)	(17,790)	247	1,981	2,262	1,384
Net Income (loss) Per Common Share, Basic	$0.07	$(0.24)	$(0.26)	$(0.41)	$0.02	$0.03	$0.04	$0.03
Net Income (loss) Per Common Share, Diluted	$0.07	$(0.24)	$(0.26)	(0.41)	$0.02	$0.02	$0.04	$0.02

      The cost of sales in the first quarter of 2002 was low due to the sale of $5.9 million of inventory previously written-down to zero. Net research and development expenses declined quarter-by-quarter primarily due to higher levels of government support. The restructuring charge in the first quarter of 2002 related to severance expenses in connection with the termination of approximately 20 employees.

      Revenue in the quarter ended March 31, 2001, was the highest for 2001 due to the sale of a $21 million T3E system to the U.S. Department of Defense while revenue declined in the following three quarters due to lower than planned product sales, primarily due to the delay in completing the SV1ex system until late November 2001. Research and development expenses were higher in the second quarter of 2001 primarily due to higher prototype costs relating to the SV2 and MTA programs. The restructuring charge in 2001 related to severance expenses in connection with the termination of approximately 102 employees in the third and fourth quarters of 2001.

      Our future operating results may be subject to quarterly fluctuations as a result of a number of factors, including the timing of deliveries of our products. See “Business — Factors That Could Affect Future Results.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2003, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Company

      Information with respect to our Directors may be found under the captions “The Board of Directors” and “Election of Three Directors” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found beginning on page 23 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the caption “Information About Our Common Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

      The information in the Proxy Statement set forth under the captions “How We Compensate Directors,” “How We Compensate Executive Officers,” “The Board of Directors” and “The Committees of the Board” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information in the Proxy Statement set forth under the captions “Information about Our Common Stock Ownership” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

      Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2001 and December 31, 2002

Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2002

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a)(2) Financial Statement Schedules

      Supplemental schedules are not provided because they are not required or because the required information is provided in the financial statements or in the notes thereto.

(a)(3) Exhibits

      The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and certifications and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

      We filed no Reports on Form 8-K in the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2003.

CRAY INC.

By	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
Chairman, President and Chief Executive Officer

      Each of the undersigned hereby constitutes and appoints James E. Rottsolk, Burton J. Smith, and Kenneth W. Johnson and each of them, the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and any other instruments or documents that said attorneys-in-fact and agents may deem necessary or advisable, to enable Cray Inc. to comply with the Securities Exchange Act of 1934 and any requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 28, 2003.

Signature	Title

By /s/ JAMES E. ROTTSOLK James E. Rottsolk	President, Chief Executive Officer and Chairman of the Board of Directors

By /s/ BURTON J. SMITH Burton J. Smith	Director

By /s/ SCOTT J. POTERACKI Scott J. Poteracki	Chief Financial Officer and Chief Accounting Officer

By /s/ DAVID N. CUTLER David N. Cutler	Director

By /s/ DANIEL J. EVANS Daniel J. Evans	Director

By /s/ KENNETH W. KENNEDY Kenneth W. Kennedy	Director

By /s/ STEPHEN C. KIELY Stephen C. Kiely	Director

By /s/ WILLIAM A. OWENS William A. Owens	Director

CERTIFICATIONS

I, James E. Rottsolk, certify that:

      1. I have reviewed this annual report on Form 10-K of Cray Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES E. ROTTSOLK
James E. Rottsolk
President and Chief Executive Officer

Date: March 28, 2003

I, Scott J. Poteracki, certify that:

      1. I have reviewed this annual report on Form 10-K of Cray Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT J. POTERACKI
Scott J. Poteracki
Chief Financial and Accounting Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)
2.2	Amendment No. 1 to the Asset Purchase Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(3)
3.1	Restated Articles of Incorporation(1)
3.2	Statements of Rights and Preferences of the Series A Convertible Preferred Stock(12)
3.3	Amended and Restated Bylaws(11)
4.1	Form of Common Stock Purchase Warrant due September 28, 2003(15)
4.2	Form of Common Stock Warrants due January 20, 2004 and March 30, 2004(16)
4.3	Form of Common Stock Purchase Warrants due March 9, 2004(17)
4.4	Form of Common Stock Purchase Warrant due May 17, 2004(18)
4.5	Form of Common Stock Purchase Warrants due June 21, 2004(19)
4.6	Form of Common Stock Purchase Warrant due November 6, 2004(9)
4.7	Form of Common Stock Purchase Warrant due August 30, 2006(20)
4.8	Form of Common Stock Purchase Warrant due June 21, 2009(21)
10.1	1988 Stock Option Plan(2)*
10.2	1995 Stock Option Plan(2)*
10.4	1995 Independent Director Stock Option Plan(2)*
10.5	1999 Stock Option Plan(5)*
10.6	2000 Non-Executive Stock Option Plan(5)
10.7	2001 Employee Stock Purchase Plan(14)*
10.8	Form of Management Continuation Agreement between the Company and its executive officers and certain other employees(10)*
10.9	Executive Severance Policy*
10.10	Letter of Agreement effective October 1, 2001 between the Company and Mr. Michael Haydock regarding his employment(13)*
10.11	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)
10.12	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)
10.13	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002
10.14	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)
10.15	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002
10.16	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)
10.17	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003
10.18	Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001(8)

Exhibit
Number	Description

10.19	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)
10.20	Distribution Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)+
10.21	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)+
10.22	Maintenance Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)+
21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
24	Power of Attorney (included on the signature page of this report)
99.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on August 14, 2000.

(2)	Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2001.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on November 28, 2001.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on February 7, 2003.

(12)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year December 31, 2001.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 6, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-67885), filed on November 24, 1998.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-30644), filed on February 17, 2000.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-76223), filed on April 13, 1999.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-102392), filed on January 7, 2003.

(19)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on June 30, 1999.

(20)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on September 4, 2002.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), filed on March 30, 2001.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	December 31,	December 31,
	2001	2002

Current assets:
Cash and cash equivalents	$12,377	$23,916
Restricted cash	353
Accounts receivable, net of allowance of $936 in 2001 and $1,098 in 2002	24,764	31,017
Inventory, net	18,950	24,033
Prepaid expenses and other assets	3,954	5,805

Total current assets	60,398	84,771
Property and equipment, net	27,668	24,799
Service spares, net	12,267	9,279
Goodwill	22,680	22,680
Long-term receivable	550
Deferred tax asset	743	263
Other assets	2,781	3,453

TOTAL	$127,087	$145,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,295	$13,173
Accrued payroll and related expenses	12,063	15,573
Accrued loss on purchase commitment	4,602
Other accrued liabilities	5,850	4,396
Deferred revenue	22,762	18,406
Current portion of warranty reserves	6,574	3,273
Current portion of obligations under capital leases	347	241
Current portion of term loan	2,143	2,143
Current portion of notes payable	486	215

Total current liabilities	66,122	57,420
Warranty reserves	8,479	2,326
Obligations under capital leases	421	152
Term loan payable	3,928	1,786
Notes payable	8,387
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 — Authorized, issued and outstanding, 3,125 shares	24,946	24,946
Common Stock, par $.01 — Authorized, 100,000 shares; issued and outstanding, 42,187 and 56,039 shares, respectively	173,318	211,255
Accumulated other comprehensive loss	(762)	(291)
Accumulated deficit	(157,752)	(152,349)

	39,750	83,561

TOTAL	$127,087	$145,245

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,

	2000	2001	2002

Revenue:
Product	$46,617	$51,105	$76,519
Service	71,455	82,502	78,550

Total revenue	118,072	133,607	155,069

Operating expenses:
Cost of product revenue	32,505	30,657	41,187
Cost of service revenue	34,077	41,181	42,581
Research and development	48,426	53,926	32,861
Marketing and sales	14,365	19,961	20,332
General and administrative	7,033	9,226	8,923
Restructuring charge		3,802	1,878
Amortization of goodwill	5,217	6,981

Total operating expenses	141,623	165,734	147,762

Income (loss) from operations	(23,551)	(32,127)	7,307
Other income (expense), net	675	(336)	3,104
Interest income (expense), net	(1,681)	(1,771)	(2,832)

Income (loss) before income taxes	(24,557)	(34,234)	7,579
Provision for income taxes	831	994	2,176

Net income (loss)	(25,388)	(35,228)	5,403
Other comprehensive income (loss):
Currency translation adjustment	(128)	(634)	471

Comprehensive income (loss)	$(25,516)	$(35,862)	$5,874

Basic net income (loss) per common share	$(0.78)	$(0.87)	$0.11

Diluted net income (loss) per common share	$(0.78)	$(0.87)	$0.10

Weighted average shares outstanding — basic	32,699	40,632	47,969

Weighted average shares outstanding — diluted	32,699	40,632	54,417

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Series A
	Preferred Stock		Common Stock				Accumulated
					Preferred		Other
	Number of		Number of		Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Dividend	Deficit	Loss	Total

BALANCE, January 1, 2000			25,212	$111,445		$(97,136)		$14,309
Issuance of shares under Employee Stock Purchase Plan			179	754				754
Cash received on subscribed common stock				900				900
Common stock issued in private placement, net of issuance costs of $1,830			5,227	24,287				24,287
Beneficial conversion feature in notes and interest expense recognized on convertible warrants				1,283				1,283
Common stock issued in exchange for notes			1,671	3,906				3,906
Issuance of shares under Company 401(k) Plan			14	92				92
Exercise of stock options			69	182				182
Exercise of warrants			1,878	8,885				8,885
Options issued for services				156				156
Warrants issued for services				209				209
Issuance of common stock to SGI			1,000	6,700				6,700
Other comprehensive loss:
Cumulative currency translation adjustment							$(128)	(128)

Net loss						(25,388)		(25,388)

BALANCE, December 31, 2000			35,250	158,799		(122,524)	(128)	36,147
Issuance of shares under Employee Stock Purchase Plan			692	1,190				1,190
Options issued for debt				225				225
Common stock issued			1,747	3,430				3,430
Series A preferred stock, net of issuance costs of $54	3,125	$24,946						24,946
Beneficial conversion feature in notes and warrants				1,194				1,194
Stock issued to consultants			75	141				141
Common stock issued in exchange for notes, net of issuance costs of $821			4,077	7,479				7,479
Issuance of shares under Company 401(k) Plan			330	683				683
Exercise of stock options			16	28				28
Warrants issued for services				24				24
Warrants issued for credit facility				125				125
Other comprehensive loss:
Cumulative currency translation adjustment							(634)	(634)
Net loss						(35,228)		(35,228)

BALANCE, December 31, 2001	3,125	24,946	42,187	173,318		(157,752)	(762)	39,750
Common stock issued, less issuance costs of $973			4,891	12,927				12,927
Convertible debentures converted to common stock, less issuance costs of $398			3,957	8,902				8,902
Issuance of shares under Employee Stock Purchase Plan			408	1,317				1,317
Issuance of shares under Company 401(k) Plan			257	568				568
Common stock issued for accrued interest on convertible debentures			182	670				670
Exercise of stock options			530	1,413				1,413
Exercise of warrants, less issuance costs of $545			3,627	11,759				11,759
Warrants issued for consulting services				230				230
Compensation expense on related party notes				151				151
Other comprehensive income:
Cumulative currency translation adjustment							471	471
Net income						5,403		5,403

BALANCE, December 31, 2002	3,125	$24,946	56,039	$211,255	—	$(152,349)	$(291)	$83,561

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,

	2000	2001	2002

Operating activities
Net income (loss)	$(25,388)	$(35,228)	$5,403
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14,349	14,157	15,364
Amortization of goodwill	5,217	6,981
Write-off of related party notes		347
Loss (gain) on disposal of assets	3,289		(38)
Imputed interest	1,437
Interest paid through issuance of common stock			670
Amortization of beneficial conversion feature of notes payable	336	814	1,127
Common stock issued to consultant		141
Compensation expense on related party notes			151
Non-cash warrant and option expense	567	372	230
Deferred income taxes		(743)	480
Cash provided (used) by changes in operating assets and liabilities, net of the effects of the Cray Research acquisition:
Accounts receivable	(20,483)	(74)	(6,253)
Spares		(389)	(118)
Inventory	2,681	8,221	(8,442)
Long-term receivable		(550)	550
Prepaid expenses and other assets	(2,416)	(1,060)	(2,921)
Accounts payable	11,587	(4,952)	1,878
Accrued purchase commitment and other accrued liabilities	5,331	(2,128)	(6,056)
Accrued payroll and related expenses	6,032	35	3,510
Warranty reserve	(15,053)	(17,228)	(9,454)
Deferred revenue	17,598	5,096	(4,356)

Net cash provided (used) by operating activities	5,084	(26,188)	(8,275)
Investing activities
Cash used for acquisition	(51,585)
Proceeds from sale of property and equipment			46
Purchases of property and equipment	(5,835)	(9,472)	(6,038)

Net cash used by investing activities	(57,420)	(9,472)	(5,992)
Financing activities
Restricted cash	371	408	353
Related party (receivable)/payments	(129)	122
Issuance of notes payable	12,500	9,300
Issuance of common stock	26,033	5,305	14,812
Issuance costs on common stock		(821)
Proceeds from exercise of options	182	28	1,413
Proceeds from exercise of warrants	8,885		11,759
Proceeds from term loan		7,500
Principal payments on term loan		(1,429)	(2,142)
Principal payments on bank note	(253)	(943)	(485)
Sale of preferred stock		24,946
Principal payments on capital leases	(568)	(371)	(375)

Net cash provided by financing activities	47,021	44,045	25,335

Effect of foreign exchange rate changes on cash and cash equivalents	(128)	(634)	471

Net increase (decrease) in cash and cash equivalents	(5,443)	7,751	11,539
Cash and cash equivalents
Beginning of period	10,069	4,626	12,377

End of period	$4,626	$12,377	$23,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$347	$968	$944
Cash paid for income taxes		1,337	1,381
Non-cash investing and financing activities
Inventory transfers to fixed assets	5,233		595
Common stock issued for acquisition of assets	6,700
Fixed asset additions through issuance of notes payable		585
Fixed assets acquired through capital leases	199	506
Note payable converted to common stock	4,200	8,300	9,300
Beneficial conversion feature on notes payable and related warrants	1,083	1,194

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     DESCRIPTION OF BUSINESS

      Cray Inc. (“Cray” or the “Company”) (formerly “Tera Computer Company”) designs, develops, markets and services high performance computer systems, commonly known as supercomputers. The Company presently markets five computer systems, the Cray X1, Cray SX-6, Cray MTA-2, Cray SV1ex and cluster solutions, and is developing a new supercomputer system called Red Storm for delivery to Sandia National Laboratories in 2004 pursuant to a long-term development contract. The Company also provides maintenance services to the worldwide installed base of Cray computers.

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

Business Combinations

      For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

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

Accounts Receivable

      Accounts receivable is primarily composed of amounts due from government funded research and development projects and amounts contractually due from customers for products and services.

Fair Values of Financial Instruments

      At December 31, 2002, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and term loan. The carrying value of

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, and long-term debt approximates their fair value based on the short-term nature of these financial instruments or based on borrowing rates currently available to the Company.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly evaluates the technological usefulness of various inventory components and the expected use of the inventory. When it is determined that previously inventoried components do not function as intended in a fully operational system, or quantities on hand are in excess of requirements, the costs associated with these components are expensed.

Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years for furniture, fixtures and computer equipment, and eight to twenty-five years for buildings and land improvements. Equipment under capital leases is depreciated over the lease term. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Service Spares

      Service spares are primarily utilized to fulfill the Company’s service obligations related to the Cray T90 vector supercomputers. The cost of service spares is allocated as the related assets are used in service. The warranty reserve includes these service spares as part of the cost of fulfilling the warranty obligation.

Impairment of Long-lived Assets

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Pursuant to SFAS No. 144, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments were recorded during 2001 or 2002. During 2000, the Company recorded an impairment loss of $3.3 million on certain obsolete fixed assets included in cost of product sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fixed assets consisted primarily of test equipment used to support the gallium arsenide Cray MTA-1 product line. As the Company transitioned from gallium arsenide technology to CMOS (complementary metal-oxide silicon) technology, the gallium arsenide equipment had no further value to the Company and was written off completely. Fair value is zero as there is no future use or salvage value for this equipment.

Revenue Recognition

      Cray generally recognizes revenue from product sales upon customer acceptance; however, depending on sales contract terms, revenue may be recognized upon shipment, or delayed until funding is definite. Service revenues from the maintenance of computers are recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. Professional service revenue is recognized as the services are rendered.

      Add disclosure here of professional services revenue recognition policy. The Company recently has commenced work on a project with Sandia National Laboratories for development and delivery in 2004 of a new computer system called “Red Storm.” The Company records revenue under this project using the percentage-of-completion method for long-term development projects. Revenue is recognized as costs are incurred, and margin is based on the total estimated cost to complete. The estimate to complete is based on

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

several factors, including estimated labor hours to complete certain tasks and estimated cost of purchased components at future dates. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis.

Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

Research and Development

      Research and development costs include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing software features and expenses related to future implementations of systems. Research and development costs are expensed as incurred, and are offset in part by government funding for development and services. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software product costs after technological feasibility of the software is established. Due to the relatively short period between the technological feasibility of a product and completion of product development, and the insignificance of related costs incurred during this period, no software development costs have been capitalized.

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

Stock-Based Compensation

      The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2000, 2001, and 2002 would have been the pro forma amounts indicated below:

      Net income (loss) (in thousands):

	2000	2001	2002

Net income (loss), as reported	$(25,388)	$(35,228)	$5,403
Add:
Stock based compensation included in reported net income (loss)			151
less:
Total stock based compensation expense determined under fair value based method for all awards	(7,317)	(9,986)	(13,332)

Pro forma net loss	$(32,705)	$(45,214)	$(7,778)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted net income (loss) per common share:

	2000	2001	2002

Basic:
As reported	$(0.78)	$(0.87)	$0.11
Pro forma	$(1.00)	$(1.11)	$(0.16)
Diluted:
As reported	$(0.78)	$(0.87)	$0.10
Pro forma	$(1.00)	$(1.11)	$(0.16)

      The weighted average Black-Scholes value of options granted under the stock option plans during 2000, 2001 and 2002 was $4.40, $1.95 and $2.90, respectively. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 98%, 97% and 95% for 2000, 2001 and 2002, respectively, risk-free interest rate of 5.2%, 5.0%, and 3.8% for 2000, 2001 and 2002, respectively, and an expected term of 8.4 years for 2000 and 8.2 years for 2001 and 2002, respectively.

Reclassifications

      Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Earnings (Loss) Per Share

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

      The following data show the amounts used in computing the weighted average number of shares of potentially dilutive common stock (in thousands):

	Years ended December 31,

	2000	2001	2002

Weighted average number of shares used in basic EPS	32,699	40,632	47,969
Effect of dilutive securities:
Stock options and warrants			3,323
Convertible preferred stock			3,125

Weighted average number of common shares and potentially dilutive common stock used in diluted EPS	32,699	40,632	54,417

Potentially dilutive securities excluded from computations because they are anti-dilutive	23,124	33,251	19,022

Segment Information

      The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See note 14 — Segment Information.

Warranty Reserve

      Certain components in the T90 vector computers manufactured by Silicon Graphics, Inc. (“SGI”) prior to the Company’s acquisition of the Cray Research operations have an unusually high failure rate. The cost of

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

servicing the T90 computers exceeds the related service revenues. The Company is continuing to take action that commenced prior to the acquisition to address this problem, and has recorded a reserve to provide for anticipated future losses on the T90 maintenance service contracts. Included in warranty reserves at December 31, 2001 and 2002, is an accrual of $14.5 million and $5.3 million, respectively, for estimated losses on service contracts covering the T90 product line. The reserve is calculated as the excess of estimated service costs over estimated service revenues for the term of the related contracts. Estimated service costs include cost of service spares, direct costs of service, indirect labor, and overhead allocations based on management estimates of time dedicated to service T-90 contracts. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $3.8 million for year ended December 31, 2002, resulting in a remaining T90 warranty reserve of $5.3 million at December 31, 2002. In addition, the Company also reduced a general product warranty reserve and a corresponding reduction to the cost of product revenue of $430,000 in the year ending December 31, 2002.

      A summary of the warranty reserve is as follows (in thousands):

	Balance			Balance
	January 1,	2000	2000	December 31,
	2000	Additions	Deductions	2000

Warranty Reserve	$—	$47,461	$(15,180)	$32,281

	Balance			Balance
	December 31,	2001	2001	December 31,
	2000	Additions	Deductions	2001

Warranty Reserve	$32,281	$365	$(17,593)	$15,053

	Balance			Balance
	December 31,	2002	2002	December 31,
	2001	Additions	Deductions	2002

Warranty Reserve	$15,053	$354	$(9,808)	$5,599

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The Company believes that the adoption of SFAS No. 145 will not have a significant impact on its financial statements.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

      In December 2002, FASB issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note).

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

      In November 2002, FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company does not have any guarantees required for disclosure. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its consolidated financial statements.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of FIN 46, but believes it is not reasonably likely that its adoption will have a material impact on its financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into beginning in 2004. The Company is in the process of evaluating the impact of the Issue.

Goodwill

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has tested goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that there was no impairment of goodwill as of January 1, 2002.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 142, supplemental comparative disclosure as if the change had been retroactively applied in the prior years is as follows (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001

Reported net loss	$(25,388)	$(35,228)
Plus: goodwill amortization	5,217	6,981

Adjusted net loss	$(20,171)	$(28,247)

Reported basic and diluted net loss per share	$(0.78)	$(0.87)
Plus: goodwill amortization	0.16	0.17

Adjusted basic and diluted net loss per share	$(0.62)	$(0.70)

NOTE 3     PROPERTY AND EQUIPMENT, NET

      A summary of property and equipment is as follows (in thousands):

	December 31,

	2001	2002

Land	$139	$131
Building	8,766	8,675
Furniture and equipment	6,269	9,948
Computer equipment	33,204	36,143
Leasehold improvements	3,021	3,140

	51,399	58,037
Accumulated depreciation	(23,731)	(33,238)

Property and equipment, net	$27,668	$24,799

NOTE 4     INVENTORY, NET

      A summary of inventory is as follows (in thousands):

	December 31,

	2001	2002

Components and subassemblies	$14,874	$15,653
Work in process	10,994	8,324
Finished goods	1,545	2,414

	27,413	26,391
Allowance for excess and obsolete	(8,463)	(2,358)

Inventory, net	$18,950	$24,033

	Balance			Balance
	January 1,	2000	2000	December 31,
	2001	Additions	Deductions	2000

Allowance for excess and obsolete	$5,474	$3,200	$(3,616)	$5,058

	Balance			Balance
	December 31,	2001	2001	December 31,
	2000	Additions	Deductions	2001

Allowance for excess and obsolete	$5,058	$3,530	$(125)	$8,463

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance			Balance
	December 31,	2002	2002	December 31,
	2001	Additions	Deductions	2002

Allowance for excess and obsolete	$8,463		$(6,105)	$2,358

      Revenue for 2001 and 2002 includes $2.2 million and $5.9 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis.

NOTE 5     SERVICE SPARES, NET

      A summary of service spares is as follows (in thousands):

	December 31,

	2001	2002

Service spares	$22,602	$24,175
Accumulated depreciation	(10,335)	(14,896)

Service spares, net	$12,267	$9,279

NOTE 6     ACQUISITION

      The Company acquired certain assets of the Cray Research business unit from SGI on April 1, 2000, in exchange for cash of $15.0 million, the issuance of one million shares of common stock valued at $6.7 million, and the issuance of a $35.3 million non-interest bearing promissory note that was paid in full in 2000. Commencing April 1, 2000, the Company has included the results of operations of the Cray Research business unit in its consolidated results of operations.

      The Company has accounted for this transaction under the purchase method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

      The following table summarizes the purchase accounting for the acquisition (in thousands):

Current and long-term assets	$80,165
Goodwill	34,906
Liabilities assumed	(58,223)

Net assets acquired	56,848
Less: acquisition costs	(1,326)

Purchase price	$55,522

      The following table presents the results of operations of the Company for the year ended December 31, 2000 on a pro forma basis. These results are based on the individual historic results of the Company and the Cray Research business unit and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the periods presented (in thousands) (unaudited):

Revenue	$183,820

Net income	$5,142

Basic and diluted net income per common share	$0.16

Weighted average shares used to compute basic and diluted net income per common share	32,949

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7     RELATED PARTY TRANSACTIONS

      During 1997, the Company issued full recourse notes for $345,000 related to the exercise of employee stock options. These notes had an original maturity of twelve months from date of issuance and were secured by a stock pledge agreement. The notes were reissued several times. The current notes are due December 31, 2004 and bear interest at a rate of 2.5% per year. Given the uncertainty related to collectibility, the notes were fully reserved in 2001. In 2002, the Company and the employees to whom these notes were issued agreed that the Company would forgive 50% of the outstanding principal balance of the notes if the employees remained employed by the Company through December 31, 2002, and the remaining 50% of the outstanding principal balance if they remain employed by the Company through December 31, 2004, with 25% to be forgiven at the end of 2003 and 2004, respectively. The related stock options are considered variable in nature given that the employees have pledged their shares of common stock as security for the notes. The Company accordingly recorded compensation expense of $151,000 for the year ended December 31, 2002, related to the shares of common stock securing these notes. There was no compensation expense recorded for the years ended December 31, 2001, or 2000 as the options’ exercise price was equal to or greater than the fair value of the Company’s common stock during those periods.

      The Company also had an unsecured promissory note in the aggregate principal amount of $138,000 from the Chief Executive Officer of the Company. The note was paid in full prior to its maturity date of March 31, 2001, including accrued interest at a rate of 9.5%. The Company recorded interest income of $3,278 for the year ended December 31, 2001 on the note.

      The Company paid fees related to private debt and equity placements to a company whose Chairman, CEO, and principal shareholder was one of the Company’s directors until February 2002. Amounts incurred for the years ended December 31, 2000 and 2001 for private placement services totaled $1.8 million and $1.4 million, respectively.

NOTE 8     LEASE AGREEMENTS

      The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company has acquired computer and other equipment in the amount of $2,114,000, $2,620,000, and $2,620,000 for which $1,550,000, $1,837,000, and $2,002,000 of accumulated depreciation was recorded as of December 31, 2000, 2001 and 2002, respectively.

      Rent expense under leases accounted for as operating leases for 2000, 2001, 2002 was $2,520,000, $3,322,000, and $3,652,000, respectively.

      Minimum lease commitments as of December 31, 2002, are as follows (in thousands):

	Capital	Operating
	leases	leases

2003	$298	$3,554
2004	175	3,273
2005		2,974
2006		2,750
2007		2,750
Thereafter		2,750

	473	$18,051

Less amounts representing interest	(80)

	$393

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9     ACCRUED LOSS ON PURCHASE COMMITMENT

      As part of the acquisition of the Cray Research business unit from SGI on April 1, 2000, the Company assumed a purchase commitment of $6.3 million for which a liability was accrued at the date of acquisition. The $6.3 million consisted of cancellation fees and commitments under contractual obligations to acquire inventory components deemed unusable. As of December 31, 2001, the Company had a remaining obligation of $4.6 million. The Company satisfied a portion of the purchase commitment obligation through receipt of $2.1 million of inventory and negotiated reductions in cancellation fees of $1.4 million in the first quarter of 2002, and through receipt of $500,000 of inventory and $637,000 of reduced cancellation fees in the second quarter of 2002. The reduction in the cancellation fee was reflected as other income in the amount of $1.4 million in the first quarter of 2002, and $637,000 in the second quarter of 2002.

NOTE 10     FEDERAL INCOME TAXES

      Due to losses from operations, there has been no provision for or payments of U.S. federal income taxes for any period. The provision for income taxes consisted of (in thousands):

	December 31,

	2000		2001	2002

State:
Current	$		$143	$343
Deferred
Foreign:
Current		831	1,594	1,353
Deferred			(743)	480

Total provision for income taxes		$831	$994	$2,176

      Income (loss) before provision for income taxes consisted of (in thousands):

	December 31,

	2000	2001	2002

United States	$(26,388)	$(32,715)	$5,124
International	1,831	(1,519)	2,455

	$(24,557)	$(34,234)	$7,579

      The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate.

	2000	2001	2002

Federal income tax rate	35.0%	35.0%	35.0%
State taxes		1.7%	3.0%
Impact of state rate reduction on deferreds			5.8%
Foreign taxes	-3.3%	-0.2%	1.2%
Goodwill		-5.1%
R&D tax credit		4.4%
Other		-0.4%	0.4%
Effect of valuation allowance on deferred tax assets	-35.0%	-38.3%	-16.7%

Effective income tax rate	-3.3%	-2.9%	28.7%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company’s deferred income tax assets are as follows:

	2001	2002

Warranty reserve	$6,139	$2,486
Inventory reserve	7,530	3,284
Accrued compensation	1,736	2,252
Fixed assets	3,379	1,972
Research and experimentation	6,484	6,484
Deferred service revenue	729	1,281
Net operating loss carryforwards	50,775	58,664
Other	1,470	518

Gross deferred tax assets	78,242	76,941
Valuation allowance for deferred tax assets	(77,499)	(76,678)

Deferred tax asset	$743	$263

      As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $156.6 million. The Company also had federal research and experimentation tax credit carryforwards of approximately $6.5 million at December 31, 2002. The net operating loss credit carryforwards at December 31, 2002 will expire from 2003 through 2021, if not utilized, as follows (in thousands):

2003	$324
2004
2005	1,554
2006
2007	1,262
Thereafter	153,460

$156,600

      There is significant uncertainty regarding the utilization of the federal net operating loss and credit carryforwards due to annual limitations resulting from ownership changes of stock in prior years and uncertainty regarding generation of future taxable income. Based on the Company’s determination of the likelihood of utilization of the gross deferred tax asset, the Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is considered more likely than not to be realized.

      The net change in the valuation allowance during the years ended December 31, 2000, 2001 and 2002 was $25.3 million, $15.1 million and $821,000, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11     NOTES PAYABLE

      Notes payable consist of the following (in thousands except original principal and discount amounts):

	December 31,

	2001	2002

Note payable to bank, dated August 31, 1999, original principal of $544,000, interest at 10.48%, secured by equipment.	$136	$
Note payable to bank, dated October 7, 1999, original principal of $389,000, interest at 8.71%, secured by equipment.	118
Note payable to bank, dated April 25, 2001, original principal of $585,000, interest at 12.00%, due October 25, 2003, secured by equipment.	446		215
Convertible notes payable to investors, dated November 6 and 15, 2001, original principal of $9,300,000, interest at 5.00%, due November 6, 2004, unsecured, net of discount of $1,127,000. (Note 12)	8,173

	8,873		215
Less current portion	(486)		(215)

Total long-term notes payable	$8,387	$

      In March 2001, the Company entered into a credit agreement with Foothill Capital Corporation. The credit agreement makes available $15 million through March 2004. The credit agreement provides $7.5 million of borrowings in the form of a revolving line of credit based on eligible domestic and foreign product accounts receivable, and $7.5 million of borrowings in the form of a term loan. Borrowings under the credit agreement are secured by property, plant and equipment and bear annual interest at prime rate plus 2% for the revolving line of credit and prime rate plus 3.25% for the term loan, in each case with a minimum interest rate of 9% per year. The credit agreement contains certain financial covenants with which the Company was in compliance at December 31, 2002. The Company received $7.5 million on March 28, 2001 as part of the term loan. Monthly principal payments on the term loan are $179,000, and as of December 31, 2002, the term loan balance was $3.9 million. As of December 31, 2002, the Company had no borrowings under the revolving line of credit.

NOTE 12     SHAREHOLDERS’ EQUITY

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

      Common Stock: On September 3, 2002, the Company received $10,000,000 from nine purchasers who were holders or affiliates of holders of the November 2001 convertible notes payable in return for 2,941,176 shares of the Company’s common stock and four-year warrants to purchase an aggregate of 294,117 shares of common stock at an exercise price of $4.50 per share. The net proceeds from this transaction were approximately $9,275,000.

      Convertible Loan Agreements: In October and December 2000, the Company entered into convertible loan agreements with certain investors, under which it borrowed $12.5 million at 6% per annum. The loan was convertible into common stock at a discount. In accordance with EITF Issue No. 00-27, the Company

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a beneficial conversion feature of $1.1 million. The discount to notes payable as a result of recording this beneficial conversion feature was amortized to interest expense over the related term of the notes or as conversions occurred, and was $168,000 and $932,000 for the years ended December 31, 2000 and December 31, 2001, respectively. The Company had converted $4.2 million of the notes as of December 31, 2000 and converted the remainder during 2001. In addition, in 2001, the Company sold $2.5 million of common stock at a negotiated price of $2.18 per share and $930,000 of common stock at a negotiated price of $1.55 per share to holders of these notes.

      In November 2001, the Company entered into convertible loan agreements with certain investors, under which it borrowed $9.3 million at 5% per annum. These loans were all converted to common stock in December 2002 at the rate of $2.35 per share. The loans were convertible into common stock at a discount. In conjunction with these convertible notes, the Company issued warrants to purchase 367,590 shares of its common stock at $4.4275 per share. The warrants expire on November 6, 2004. Upon issuance, the Company allocated $318,000 of the proceeds to the warrants based on their fair value, as determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.76%, an expected life of 3 years, volatility of 98% and no dividends. In accordance with EITF Issue No. 00-27, the Company also recorded a discount related to a beneficial conversion feature in the amount of $876,000. The total discount of $1,194,000, representing the total of the fair value of the warrants and the beneficial conversion feature, was being amortized as interest expense over the related term of the notes. In connection with the conversion of the notes to common stock in December 2002, the Company recorded as interest expense the remaining unamortized balance of the beneficial conversion feature portion of the discount and recorded the remaining unamortized balance of $398,000 as an offset to paid-in capital. Total amortization expense was $66,000 for the year ended December 31, 2001, and $1.1 million for the year ended December 31, 2002.

      In connection with the conversion of all the debentures in December 2002, we issued to the holders of the debentures an aggregate of 3,973,935 shares of common stock.

      Shareholder Warrants: At December 31, 2002, the Company had outstanding and exercisable warrants to purchase an aggregate of 8,964,373 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per share	Date of Warrants

80,672	$4.72	September 28, 2003
95,000	$6.00	January 20, 2004
175,000	$4.72	March 9, 2004
25,000	$5.16	March 9, 2004
1,111,111	$4.72	March 9, 2004
100,000	$6.00	March 30, 2004
14,829	$5.00	March 31, 2004
150,000	$3.50	May 17, 2004
1,405,321	$3.00	June 21, 2004
367,590	$4.43	November 6, 2004
5,801	$6.00	November 7, 2005
524	$6.00	May 21, 2006
294,117	$4.50	August 30, 2006
5,139,408	$2.53	June 21, 2009

8,964,373

      As part of a financing completed on June 21, 1999, the Company issued a warrant to a director of the Company, in exchange for cash of $200,000, exercisable for a minimum of 1,591,723 shares of common stock.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2000, pursuant to the terms of the warrant the number of shares subject to this warrant increased to 10% of the Company’s issued and then outstanding shares on a fully diluted basis, with certain limited exceptions, or 5,139,408 shares.

      The Company had common stock purchase warrants outstanding covering 4,887,185 shares of common stock that expired on June 21, 2002, with an exercise price of $3.92 per share. Prior to expiration, holders exercised warrants covering an aggregate of 2,389,890 shares, and we received approximately $8.9 million from the exercises after expenses; warrants for the remaining 2,497,295 shares expired on June 21, 2002.

      Stock Option Plans: The Company has two stock option plans that provide for option grants to employees, directors and others. Options granted under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

      A summary of Cray’s stock option activity and related information follows:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, January 1, 2000	3,695,346	$5.68	1,699,744	$5.29
Granted	4,924,513	5.48
Exercised	(69,479)	2.69
Canceled	(326,375)	5.16

Balance, December 31, 2000	8,224,005	5.61	2,428,813	5.59
Granted	3,203,284	2.26
Exercised	(15,856)	1.76
Canceled	(420,661)	4.61

Balance, December 31, 2001	10,990,772	4.68	4,936,938	5.59
Granted	4,742,908	3.38
Exercised	(529,125)	2.61
Canceled	(1,823,953)	2.79

Balance, December 31, 2002	13,380,602	$4.52	6,811,975	$5.36

Available for grant at December 31, 2002	51,415

      Outstanding and exercisable options by price range as of December 31, 2002, are as follows:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
Per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35 – $ 3.	00 3,590,344	8.6	$2.42	987,311	$2.42
3.01 – 6.0	0 7,332,219	7.4	4.54	3,699,123	4.91
6.01 – 9.0	0 2,449,039	6.6	7.54	2,116,541	7.53
9.01 – 12.00	—	—	—	—	—
12.01 – 15.00	9,000	5.3	13.69	9,000	13.69

$ 0.35 – $15.0	0 13,380,602	7.6	$4.52	6,811,975	$5.36

      In 1996, the Company established an Employee Stock Purchase Plan (1996 ESPP). The maximum number of shares of the Company’s common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP is the lower of (a) 85% of the fair market value of the Company’s common stock at the beginning of each six month offering period or (b) the fair market value of the common stock at the end of each six month offering period. As of December 31, 2001 988,344 shares have been issued under the 1996 ESPP. The Company replaced the 1996 ESPP with the 2001 ESPP upon shareholder approval in May 2002. The 2001 ESPP allows employees to acquire a maximum of 4,000,000 shares. The terms of the 2001 ESPP are the same as the 1996 ESPP, except that the 2001 ESPP uses three month offering periods rather than six months used in the 1996 ESPP. As of December 31, 2002, 400,677 shares have been issued under the 2001 ESPP.

NOTE 13     401(k) PLAN

      The Company has a defined contribution retirement plan covering substantially all employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company matches 25% of employee contributions each calendar year. The Company matches 12.5% of employee contributions in cash 45 days after each quarter. The remaining 12.5% matching contribution is determined annually by the Board of Directors, and may be payable in cash or common stock of the Company. Defined contribution pension expense was $713,000, $1,142,000 and $1,107,000 for 2000, 2001 and 2002, respectively.

NOTE 14     SEGMENT INFORMATION

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2002, Cray operates in one business segment: global sales and service of high performance computers.

      Revenue from U.S. Government agencies or commercial customers primarily serving the U.S. Government totaled approximately $63.4 million, $113.6 million and $122.1 million in 2000, 2001 and 2002, respectively.

      The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East, and Africa (EMEA), and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

      Geographic revenue and long-lived assets related to operations were as follows (in thousands):

      Twelve months ended December 31, 2000:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$41,368	2,748	$2,501	$46,617

Service revenue	$43,926	$17,706	$9,823	$71,455

Long-lived assets	$66,774	$5,245	$4,921	$76,940

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Twelve months ended December 31, 2001:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$46,597	$3,823	$685	$51,105

Service revenue	$53,326	$22,588	$6,588	$82,502

Long-lived assets	$61,124	$2,540	$3,025	$66,689

      Twelve months ended December 31, 2002:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$59,630	$12,857	$4,032	$76,519

Service revenue	$50,867	$20,848	$6,835	$78,550

Long-lived assets	$58,412	$1,044	$1,018	$60,474

NOTE 15     RESTRUCTURING CHARGES

      As of December 31, 2001, an accrued liability associated with restructuring charges related to the termination of employees in the third and fourth quarters of 2001 was $1.7 million. A restructuring charge expense related to termination of employees in the first quarter of 2002 was $1.9 million. Substantially all of the restructuring charge incurred in 2002 represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheet. The reserve activity for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	2001		2002

Balance, January 1	$		$1,702
Additional restructuring charge		3,802	1,878
Payments		(2,100)	(2,714)

Balance, December 31.		$1,702	$866

NOTE 16     LEGAL PROCEEDINGS

      On June 26, 2002, the Company accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. The Company is the only defendant. The complaint alleges that Silicon Graphics, Inc. (“SGI”) approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non-disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleges that, when the Company acquired the Cray Research business unit from SGI in 2000, the Company received assets and other information, including the ISR confidential information, and that the Company currently is utilizing the ISR confidential information and that such use is both improper and infringes three ISR patents relating to spray cooling technology. The complaint further alleges that the Company and SGI have improperly disclosed ISR confidential information. The complaint seeks judgment that the Company be enjoined from infringing the ISR patents, that ISR be awarded treble damages for the Company’s alleged willful infringement of the ISR patents, and that the Company has been unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, the Company answered the ISR complaint, denying the substantive allegations. The court has set March 1, 2004, as the trial date. While we intend to defend this

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lawsuit vigorously, pre-trial discovery is just beginning and the Company’s management cannot predict the outcome of this proceeding with certainty.

NOTE 17     SUBSEQUENT EVENTS

      On February 19, 2003, the Company completed a public offering of 7,355,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a price of $6.20 per share. The Company received from the offering, after selling costs and expenses, net proceeds of approximately $42,559,000. The Company intends to use the net proceeds for general corporate purposes. Needham & Company, Inc., SG Cowen Securities Corporation and C.E. Unterberg, Towbin acted as managing underwriters for the offering. The Company granted the underwriters a 30-day option to purchase up to 1,125,000 shares of common stock solely to cover over-allotments, which was exercised on March 13, 2003. The Company received from the option exercise, after selling costs and expenses, additional net proceeds of approximately $6,559,000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cray Inc.

Seattle, Washington

      We have audited the accompanying consolidated balance sheets of Cray Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 14, 2003