Form 10-Q
period 2003-03-31
CRAY INC
filed 2003-05-15
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of May 12, 2003, 65,346,265 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

Available Information

          Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our web site at www.cray.com as soon as reasonably practicable after we file electronically such reports with the SEC.

Cray is a federally registered trademark of Cray Inc., and Cray SV1ex, Cray X1, Cray SX-6, Cray T90, Cray MTA-2, Cray SV1 and Cray T3E are trademarks of Cray Inc.

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	March 31,
	2002	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,916	$38,369
Short-term investments, available for sale		22,948
Accounts receivable, net of allowance of $1,098 in 2002 and 2003	31,017	39,153
Inventory, net	24,033	37,989
Prepaid expenses and other assets	5,805	8,829

Total current assets	84,771	147,288
Property and equipment, net	24,799	23,929
Service spares, net	9,279	8,232
Goodwill	22,680	22,680
Deferred tax asset	263	263
Other assets	3,453	2,924

TOTAL	$145,245	$205,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,173	$19,675
Accrued payroll and related expenses	15,573	12,200
Other accrued liabilities	4,396	3,241
Deferred revenue	18,406	26,169
Notes payable	215	153
Current portion of warranty reserves	3,273	2,654
Current portion of obligations under capital leases	241	243
Current portion of term loan	2,143	2,143

Total current liabilities	57,420	66,478
Warranty reserves	2,326	927
Obligations under capital leases	152	101
Term loan payable	1,786	1,250
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 - Authorized, issued and outstanding, 3,125,000 shares	24,946	24,946
Common Stock, par $.01 - Authorized, 100,000,000 shares; issued and outstanding, 56,039,016 and 65,168,653 shares, respectively	211,255	263,092
Accumulated other comprehensive loss	(291)	(326)
Accumulated deficit	(152,349)	(151,152)

	83,561	136,560

TOTAL	$145,245	$205,316

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2002	2003

REVENUE:
Product	$15,071	$27,284
Service	20,129	16,845

Total revenue	35,200	44,129

OPERATING EXPENSES:
Cost of product revenue	4,628	17,675
Cost of service revenue	10,925	10,281
Research and development	10,551	7,475
Marketing and sales	4,857	5,521
General and administrative	2,040	1,874
Restructuring charge	1,878

Total operating expenses	34,879	42,826

Income from operations	321	1,303
OTHER INCOME (EXPENSE), NET	1,384	(53)
INTEREST INCOME (EXPENSE), NET	(571)	6

Income before income taxes	1,134	1,256
PROVISION FOR INCOME TAXES	385	59

Net income	$749	$1,197

Net income per common share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Weighted average shares outstanding:
Basic	43,615	59,780

Diluted	47,812	72,764

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A
	Preferred Stock		Common Stock			Accumulated
						Other
	Number of		Number of		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

BALANCE, January 1, 2003	3,125	$24,946	56,039	$211,255	$(152,349)	$(291)	$83,561
Public sale of common stock, less issuance costs of $3,517,000			8,480	49,059			49,059
Issuance of shares under Employee Stock Purchase Plan			70	437			437
Exercise of stock options			352	1,362			1,362
Exercise of warrants			228	979			979
Other comprehensive income:
Unrealized gain on available for sale investments						8	8
Cumulative currency translation adjustment						(43)	(43)
Net income					1,197		1,197

BALANCE, March 31, 2003	3,125	$24,946	65,169	$263,092	$(151,152)	$(326)	$136,560

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,

	2002	2003

Operating activities
Net income	$749	$1,197
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,751	4,042
Gain on sale of assets	(38)
Beneficial conversion feature of notes payable	99
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(8,248)	(5,136)
Inventory	(3,093)	(14,498)
Other assets	(187)	(2,495)
Spares		(33)
Accounts payable	(856)	6,502
Other accrued liabilities	(4,375)	(1,155)
Accrued payroll and related expenses	3,667	(3,373)
Warranty reserve	(2,687)	(2,018)
Deferred revenue	12	4,763

Net cash used by operating activities	(11,206)	(12,204)
Investing activities
Purchases of short-term investments		(22,940)
Purchases of spares	(700)
Proceeds from sale of assets	46
Purchases of property and equipment	(2,459)	(1,550)

Net cash used by investing activities	(3,113)	(24,490)
Financing activities
Restricted cash	108
Principal payments on term loan	(536)	(536)
Proceeds from line of credit	3,486
Sale of common stock	3,627	49,059
Proceeds from exercise of options and warrants	1,823	2,341
Proceeds from issuance of common stock through employee purchase plan		437
Principal payments on bank note	(139)	(62)
Principal payments on capital leases	(61)	(49)

Net cash provided by financing activities	8,308	51,190

Effect of foreign exchange rate changes on cash and cash equivalents	(502)	(43)
Net increase (decrease) in cash and cash equivalents	(6,513)	14,453
Cash and cash equivalents
Beginning of period	12,377	23,916

End of period	$5,864	$38,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$119
Non-cash investing and financing activities
Inventory reclassed to spares	347	507
Inventory reclassed to fixed assets		68
Unrealized gain on short term investments		8

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

Short-term investments

     The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income.

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	March 31,
	2002	2003

Components and subassemblies	$15,653	$17,510
Work in process	8,324	19,587
Finished goods	2,414	2,839

	26,391	39,936
Allowance for excess and obsolete	(2,358)	(1,947)

Inventory, net	$24,033	$37,989

     Revenue in the first quarter of 2002 includes $5.9 million from the sale of obsolete inventory recorded at a zero cost basis.

Goodwill

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” As of January 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. Upon adoption of SFAS 142, the Company determined that there was no impairment of Goodwill as of January 1, 2002. Additionally, SFAS 142 requires an annual impairment test or more frequently if impairment indicators arise. In the first quarter of fiscal 2003, the Company completed its annual impairment test in accordance with SFAS 142. Results of the impairment tests did not indicate any impairment loss.

Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months
	ended March 31,

	2002	2003

Net income	$749	$1,197
Unrealized gain on short-term investments		8
Foreign currency translation adjustment	(502)	(43)

Comprehensive income	$247	$1,162

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $38.9 million for the three months ended March 31, 2003, compared to $29.2 million for the three months ended March 31, 2002.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA) and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North		Asia
	America	EMEA	Pacific	Total

Three months ended March 31, 2003:
Product revenue	$25,964	$1,060	$260	$27,284

Service revenue	$10,947	$4,253	$1,645	$16,845

Net income (loss)	$2,147	$(152)	$(798)	$1,197

As of March 31, 2003:
Long-lived assets	$54,808	$1,697	$1,523	$58,028

Three months ended March 31, 2002:
Product revenue	$9,504	$3,787	$1,780	$15,071

Service revenue	$12,961	$5,317	$1,851	$20,129

Net income (loss)	$(136)	$470	$415	$749

As of March 31, 2002:
Long-lived assets	$61,295	$2,358	$2,168	$65,821

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

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months
	ended March 31,

	2002	2003

Weighted average number of shares used in basic EPS	43,615	59,780

Effect of dilutive securities:
Stock options and warrants	1,072	9,847
Convertible preferred stock	3,125	3,137

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	47,812	72,764

     For the three months ended March 31, 2002, 29.0 million common stock equivalents were antidilutive and not included in computing diluted EPS. For the three months ended March 31, 2003, common stock equivalents of 12.0 million shares were not included in computing diluted EPS because their effects were antidilutive.

Restructuring Charges

     As of March 31, 2003, a remaining accrued liability of $709,000 was due to a March 2002 restructuring charge of $1.9 million. Substantially all of the restructuring charge represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheets. The reserve activity for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

	2002	2003

Liability balance, January 1	$1,700	$866
Additional restructuring charge	1,900
Payments	(883)	(157)

Liability balance, March 31	$2,717	$709

Warranty Reserve

     Certain components in the Cray T90 vector computers have an unusually high failure rate. The cost of servicing the Cray T90 computers exceeds the related service revenues. The Company recorded a warranty reserve to reflect its estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them. The Company continually monitors the reasonableness of the estimate of the warranty reserve. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $1.1 million for the three months ended March 31, 2003, resulting in a remaining T90 warranty reserve of $3.5 million at March 31, 2003.

Public Offering

     In the first quarter of 2003, the Company completed a public offering of 8,480,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a public offering price of $6.20 per share. The Company received from the offering, after underwriting discount and selling expenses, net proceeds of approximately $49,059,000. The Company intends to use the net proceeds for general corporate purposes.

Taxes

     The Company recorded a provision of $59,000 for income taxes in foreign countries, certain states and the alternative minimum tax for the three months ended March 31, 2003, compared to $385,000 for the respective 2002 period. Due to utilization of tax losses from operations in prior years, there has been no provision for U.S. federal income (other than for alternative minimum taxes) taxes for any period.

Stock-Based Compensation

     The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and net income per common share for the three months ended March 31, 2002, and 2003 would have been the pro forma amounts indicated below (in thousands):

	Three Months Ended March 31,
	2002	2003

Net income, as reported	$749	$1,197
Total stock based compensation expense determined under fair value based method for all awards	(1,511)	(2,013)

Pro forma net income (loss)	$(762)	$(816)

Basic and diluted net income (loss) per common share:
Basic:
As reported	$0.02	$0.02
Pro forma	$(0.01)	$(0.01)
Diluted:
As reported	$0.02	$0.02
Pro forma	$(0.02)	$(0.01)

     The weighted average Black-Scholes value of options granted under the stock option plans during the three months ended March 31, 2002 and 2003 was $1.95 and $2.90, respectively. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 97% and 95% for the three months ended March 31, 2002 and 2003, respectively, risk-free interest rate of 5.0% and 3.8% for the three months ended March 31, 2002 and 2003, respectively, and an expected term of 8.2 years for the three months ended March 31, 2002 and 2003.

Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Subsequent Event

     In April 2003, the Company completed a financing arrangement with Wells Fargo Bank, National Association to provide for a $25 million one year revolving credit facility. The new credit facility replaces the Company’s previous financing arrangement with Foothill Capital Corporation. The Company paid down the remaining balance of the term loan with Foothill Capital of approximately $3.2 million. The new credit facility is secured by substantially all of the Company’s domestic assets, bears interest annually at the bank’s prime rate on any amounts borrowed and carries a 3/8 of one percent annual commitment fee on amounts not borrowed.

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. This statement provides alternative methods for a transition to the fair value method of accounting for stock-based compensation. The statement also amends the disclosure provision of Statement 123, “Accounting for Stock-Based Compensation” by requiring disclosure in the summary of significant accounting policies of the entity’s accounting policy, and additional disclosure of the impact on net income of the Company’s existing method and fair value method of accounting for stock-based compensation. While the Company has not elected to adopt fair value accounting for its stock-based compensation, it has complied with the new disclosure requirements under Statement 148. The table under the caption “stock-based compensation” above illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this

Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This Interpretation did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 16. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

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

     We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million and for the three months ended March 31, 2003, we had net income of $1.2 million.

     We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain or other contractual requirements are satisfied. We recognize product revenue from the Red Storm project using the percentage-of-completion method. We recognize service revenue for the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance and product sales contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below under “Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market, the percentage completed and estimated gross profit on the Red Storm contract, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     T90 Reserve

     We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the Cray T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from Silicon Graphics, Inc. (“SGI”), we recorded a warranty reserve of $47.5 million, of which $46.3 million reflected our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers in excess of the related service revenue, we reduce the amount of the T90 warranty reserve. As of March 31, 2003, our total warranty reserve balance was $3.6 million, of which $3.5 million related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $1.1 million for the quarter ended March 31, 2003. We believe that the T90 warranty reserve balance at March 31, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

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

     Inventories

     We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, including in the first quarter of 2002, and we may have future sales of previously written down inventory. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     Goodwill

     Approximately 11% of our assets as of March 31, 2003, consisted of goodwill resulting from our acquisition of the Cray Research business unit from SGI in 2000. We adopted SFAS No. 142 on January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2003 and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

     Product Revenue

     We had product revenue of $27.3 million for the three months ended March 31, 2003, compared to $15.1 million for the respective 2002 period. Product revenue represented 62% of total revenue for the three months ended March 31, 2003, compared to 43% for the respective 2002 period, and consisted in the 2003 period of $19.2 million for our Cray X1 product line, $4.2 million for our Red Storm product line and $3.9 million for our other products. Product revenue for 2002 consisted of $8.5 million for our Cray SV1ex product line, $4.1 million for our Cray T90 product line and $2.5 million for our other products.

     With the delivery of the Cray X1 system to customers and the performance of the Red Storm project, we expect our product revenue in 2003 to increase and be a larger percentage of total revenue. We expect our product revenue to vary quarterly.

     Service Revenue

     We had service revenue, which includes revenue from maintenance services and professional services, of $16.8 million for the three months ended March 31, 2003, including $1.4 million from professional services, compared to $20.1 million, including $1.6 million from professional services, for the respective 2002 period. Service revenue represented 38% of total revenue for the three months ended March 31, 2003, and 57% for the corresponding 2002 period.

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

     Professional services are provided under separate contracts for a particular activity such as development, design and study of a new high performance computer system, deinstalling a computer system, porting applications to one of our platforms or use of our computer resources for a particular period, and we expect contracts to vary greatly in size. We recorded our first revenue from professional services in the first quarter of 2002, and we expect our professional services revenue to increase modestly in 2003.

     Operating Expenses

     Cost of Product Revenue. We had cost of product revenue of $17.7 million for the three months ended March 31, 2003, compared to $4.6 million for the respective 2002 period. Our cost of product represented 65% of product revenue for the three months ended March 31, 2003, compared to 31% for the corresponding 2002 period. The low cost of product revenue in 2002 was due in large part to the sale of $5.9 million of inventory previously written down to zero cost.

     We expect that, compared to 2002, our cost of product revenue in 2003 will be adversely affected by start-up costs incurred in the Cray X1 ramp-up during the first half of the year and throughout the year by lower margins on the Red Storm project. In addition, we may grant favorable pricing for large multi-system contracts.

     Cost of Service Revenue. We had cost of service revenue of $10.3 million for the three months ended March 31, 2003, including $1.4 million of cost of professional services revenue, compared to $10.9 million for the corresponding 2002 period, including $1.5 million of cost of professional services revenue. Our cost of service revenue represented 61% of service revenue for the three months ended March 31, 2003, compared to 54% for the corresponding 2002 period.

     Several items impacted service costs in the first quarter of 2003. Margins from maintenance revenue were adversely affected due to the withdrawal of legacy Cray systems without a commensurate decrease in maintenance expenses and personnel, and there was no contribution to margin from professional services, both trends that we expect will continue for the near term. As we reduce maintenance service personnel, cost of service will be impacted adversely by associated severance expenses. In addition, the amortization of spare parts valued at the time of acquisition is an increasingly greater negative impact to service margins as the installed base of legacy products decline. This non-cash charge has been fixed at $1.1 million per quarter since the date of acquisition, and will continue until the spare parts are fully written-off in the first quarter of 2004.

Favorably impacting maintenance costs during the quarter was the $1.1 million reduction of the Cray T90 warranty reserves reflecting our current estimate of costs associated with Cray T90 maintenance.

     Maintenance revenue is expected to decline slowly into 2004 before new shipments into the installed base offset retirements. Also, the legacy spares will be written-off and all of the installed base of Cray T90 computers will likely be retired in 2004. Maintenance costs should then stabilize between 60% to 65% of revenue. Until then, the factors experienced in the first quarter of 2003 may continue to impact service costs.

     Research and Development

     Research and development expenses for the three months ended March 31, 2002 and 2003 reflect our costs associated with the development of the Cray X1 system, and to a lesser extent, the Cray MTA-2 in both the 2002 and 2003 periods, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development expenses in the first quarter of 2003 in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm project. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm project. The Red Storm research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for 2003 and 2002 were as follows (in thousands):

	For the three months
	ended March 31,

	2002	2003

Gross research and development	$13,451	$15,045
Governmental funding	(2,900)	(7,570)

Net research and development	$10,551	$7,475

     Net research and development expenditures represented 30% and 17% of revenue for the three months ended March 31, 2002 and 2003, respectively.

     We expect that gross research and development expenses will increase in 2003 to reach or slightly exceed $65 million as we ramp-up our work on the Red Storm project. However, we expect that net research and development expenses will remain flat or decline for 2003, primarily due to increased governmental funding, and to decline as a percentage of overall revenue as we increase our overall revenue.

     Government funding levels will not be even throughout the year. In the first quarter of 2003 development funding for the Cray X1 concluded. Although we have entered into agreements for additional funding for follow-on products, the transition of our engineers to these projects is not immediate, and will cause a drop in governmental funding for the second quarter of 2003.

     Marketing and Sales

     Marketing and sales expenses were $5.5 million for the three months ended March 31, 2003, compared to $4.9 million for the respective 2002 period. The increase in these expenses from 2002 to 2003 was due to the roll out of the Cray X1 product line. We expect marketing and sales expenses to grow modestly in 2003, but to decline as a percentage of revenue.

     General and Administrative

     General and administrative expenses were $1.9 million for the three months ended March 31, 2003, compared to $2.0 million for the respective 2002 period. We expect general and administrative expenses to grow modestly in 2003, but to decline as a percentage of revenue.

     Restructuring Charges

     Restructuring charges were zero for the three months ended March 31, 2003, compared to $1.9 million for the 2002 period representing primarily severance expenses related to the termination of 20 employees in 2002.

     Other Income (Expense), net

     Other expense was $53,000 for the three months ended March 31, 2003, compared to other income of $1.4 million for the 2002 period. The decrease in other income primarily resulted from a negotiated settlement of an accrued cancellation charge on a purchase commitment in the first quarter of 2002.

     Interest Income (Expense), net

     Interest income was $125,000 for the three months ended March 31, 2003, compared to $28,000 for the respective 2002 period. The higher amount in 2003 reflects our increased average cash position due to the completion of our public offering of common stock in the first quarter of 2003.

     Interest expense was $119,000 for the three months ended March 31, 2003, compared to $599,000 for the respective 2002 period. The interest expense for 2002 was largely due to a non-cash charge of $145,000 associated with the convertible debenture financing completed in November 2001, and $454,000 of interest on our term loan, line of credit and capital leases. In April 2003 we paid off the term loan in full.

     Taxes

     We recorded a provision of $59,000 for income taxes in foreign countries and certain states for the three months ended March 31, 2003, compared to $385,000 for the respective 2002 period. There has been no provision for U.S. federal income taxes, other than for alternative minimum taxes, for any period.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $100.5 million at March 31, 2003, compared to $54.9 million at December 31, 2002. Over that period, cash, cash equivalents, and short-term investments increased from $23.9 million to $61.3 million. At March 31, 2003, we had working capital of $80.8 million compared to $27.4 million at December 31, 2002. In the first quarter of 2003, we realized approximately $49.1 million of net proceeds from the public sale of our common stock.

     Net cash used by operating activities for the three months ended March 31, 2003 was $12.1 million compared to $11.2 million for respective 2002 period. For the three months ended March 31, 2003, net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities and warranty reserve.

     Net cash used by investing activities was $24.6 million for the three month ended March 31, 2003, compared to $3.1 million for the respective 2002 period. Net cash used by investing activities for 2003 consisted primarily of purchases of short-term investments following completion of our public offering of common stock and purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2002, the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases.

     Net cash provided by financing activities was $51.2 million for the three months ended March 31, 2003, compared to $8.3 million for the respective 2002 period. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million. In the three months ended March 31, 2002, we raised $3.6 million primarily through the sale of common stock and received another $1.8 million through the exercise of warrants that otherwise would have expired. We also received $3.5 million from a draw on our line of credit in March 2002.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp up production of Cray X1 systems, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2003 capital expenditure budget for property and equipment is estimated currently at $7.5 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of March 31, 2003 (in thousands):

	Payments Due By Periods

		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years

Notes payable	$153	$153	$	$
Term loan payable	3,393	3,393
Capital lease obligations	344	243	101
Operating leases	20,147	3,134	8,762	5,500

Total contractual cash obligations	$24,037	$6,923	$8,863	$5,500

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

     Factors Related To Our Business

     If we were unable to produce the Cray X1 system on a sustainable basis, our revenue and profits would be reduced. We expect that our success in the remaining 2003 quarters and beyond will depend largely upon our ability to turn the Cray X1 system into a stable production quality product. We depend on our vendors to manufacture components for our systems. If our vendors were unable to manufacture components to our design specifications on a timely basis and with sufficient yields, increased repair charges would reduce margins and profits and any delayed deliveries of production quality Cray X1 systems to customers would adversely affect our revenue and profits. We have received Cray X1 system components with unacceptable yields and are working with our vendors to achieve higher yields of reliable components. We have redesigned, and in the future we may have to redesign further, hardware components of the Cray X1 system because of previously unforeseen defects. Redesign work is costly and could cause delays in the production and sale of Cray X1 systems. We also need to achieve reliable system software to sell Cray X1 systems to production environment governmental and industrial customers. We continue to fix reported software problems and anticipate additional software problems to be reported in the future.

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

     We may not be successful in completing the Red Storm project on time and on budget, which would adversely affect our earnings. Our efforts to complete the development and delivery of the Red Storm project for Sandia National Laboratories in 2004 on time and on budget are subject to significant risks. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. Our success depends on third-party software development, some of which is to be supplied by Sandia National Laboratories, and the timely availability of the Opteron integrated circuits from Advanced Micro Devices, Inc. The contract is incrementally funded and is subject to future federal government appropriations. This project is lengthy and technically challenging, and requires a significant investment of engineering and other resources. Falling behind schedule or incurring cost overruns would adversely affect our capital resources and earnings.

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

     The change by NEC Corporation of our distribution rights for the Cray SX-6 system may decrease our revenue and increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. In late April 2003 NEC notified us that, effective August 1, 2003, our North American distribution rights for this product will be non-exclusive. NEC made no changes to our distribution rights in other areas. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. Loss of our exclusive distribution rights to NEC vector supercomputer systems may result in competition from NEC in North America, which could decrease our revenue. Outside of North America, NEC has competed aggressively based on price.

     Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $68 million in 2002 and is expected to decline to approximately $58 million in 2003 as our older systems are withdrawn from service. This revenue is expected to decline further until a sufficient number of our new computer systems are placed in service to balance the withdrawal of our older systems.

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

     Development of a new operating system for our Black Widow and other future products is a difficult process, and may delay the availability of our Black Widow System. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from SGI restricts our use of certain SGI technology. Most significantly, the technology agreement limits our use of SGI’s IRIX operating system to the Cray X1 product family. We plan to develop or acquire elsewhere our own UNIX-based operating system for successor systems to the Cray X1 product family, starting with the Black Widow system, based on Linux. Developing a new operating system is lengthy and difficult process, and might delay the availability of the Black Widow system.

     The high failure rate in the Cray T90 installed base may reduce our earnings. Some of the components in the Cray T90 vector computers, a product we acquired through the Cray Research acquisition, have an unusually high failure rate. The cost of servicing the Cray T90 computers exceeds the related service revenue. In connection with our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve to provide for anticipated future losses on the Cray T90 maintenance service contracts. The balance of this reserve was $3.5 million as of March 31, 2003. We anticipate that almost all of our Cray T90 systems will be deinstalled by the end of 2003. We believe that the warranty reserve balance at March 31, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. Our estimates may prove to be inaccurate, and our actual costs may differ materially from our estimates. In addition, the Cray T90 failures have adversely affected our reputation for quality products with some customers and may adversely affect sales of our new systems.

     We may infringe or be subject to claims that we infringe the intellectual property rights of others, and we are defending a lawsuit asserting infringement claims. Third parties may assert intellectual property infringement claims against us, and such claims, if proved, could require us to pay substantial damages or to redesign our existing products. Regardless of the merits, any claim of infringement requires management attention and causes us to incur significant expense to defend. For example, we currently are defending a lawsuit alleging that the evaporative spray cooling system in our Cray X1 system infringes patents and trade secrets held by a third party. The complaint seeks injunctive relief and damages. While we intend to defend this lawsuit vigorously, pre-trial discovery is in its initial stages and at this time we cannot predict the outcome of this lawsuit.

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

     We may not be able to protect our proprietary information and rights adequately. We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

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

     Factors Related To Our Industry

     If we are unable to compete successfully against larger, more established companies in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, SGI, Hewlett-Packard, NEC and Sun Microsystems. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. Periodic announcements by our competitors of new high performance computer systems (or plans for future systems) and price adjustments may reduce customer demand for our products. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

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

Factors Related To An Investment In Our Company

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales price of our products, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until our customers accept our products. The acceptances of several important installations of Cray X1 systems are scheduled at the end of June 2003. If customer acceptances are delayed for any reason, revenue could move into the third quarter and would negatively affect operating results in the second quarter of 2003. This problem is particularly acute for the second quarter of 2003, and we do not expect this issue to occur to this extent at the end of following quarters. Red Storm revenue and margin may fluctuate from quarter to quarter due to the level of contract activity, including purchases of materials and changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

     Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income in the future.

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2003, we had outstanding:

•	65,168,653 shares of common stock;

•	3,125,000 shares of Series A preferred stock convertible into 3,136,763 shares of common stock, plus any dividends on the Series A preferred stock that are paid in shares of common stock;

•	warrants to purchase 8,736,701 shares of common stock; and

•	stock options to purchase an aggregate of 13,067,118 shares of common stock, of which 6,912,177 options were then exercisable.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. All outstanding shares of Series A preferred stock are owned by NEC Corporation. The Series A preferred stock is not convertible into common stock unless the Series A preferred stock is sold or we sell substantially all our assets or we are acquired and the holders of our voting stock own less than a majority of the voting stock of the entity surviving the acquisition. If we sell substantially all our assets or are acquired in such an acquisition, the holder of Series A preferred stock, in lieu of conversion of that stock into common stock, may elect to receive the liquidation preference of $8.00 per share of Series A preferred stock, plus any accrued and unpaid dividends, before any payment is made to the holders of common stock. Any shares of Series A preferred stock that are sold automatically convert into common stock. NEC can sell the Series A preferred stock without restriction, except that NEC cannot sell privately to any person who is, or by such sale would become, a beneficial owner of 5% or more of our common stock. In addition, if requested to do so by NEC, we are obligated to register for public resale the common stock issuable upon conversion of the Series A preferred stock. At March 31, 2003, warrants to purchase 3,296,851 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, expire between January 20, 2004, and November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of the warrants, options and Series A preferred stock, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Series A preferred stock may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock, and NEC may sell its Series A preferred stock, at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     We do not anticipate declaring any cash dividends on our common stock. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our outstanding Series A preferred stock accrues a cumulative dividend, which is payable in cash if declared by our board of directors or otherwise in common stock upon conversion of the Series A preferred stock into common stock. As of May 10, 2003, the aggregate accrued and unpaid dividends on the Series A preferred stock were $1,000,000. In addition, our credit facilities prohibit us from paying cash dividends without the consent of our lenders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2003, our short-term investment balance was $22.9 million.

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We may use forward currency contracts to minimize these risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

     On June 26, 2002, the Company accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. The Company is the only defendant. The complaint alleges that SGI approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into nondisclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleges that, when the Company acquired the Cray Research business unit from SGI in 2000, the Company received assets and other information, including the ISR confidential information, and that the Company currently is utilizing the ISR confidential information and that such use is both improper and infringes three ISR patents relating to spray cooling technology. The complaint further alleges that the Company and SGI have improperly disclosed ISR confidential information. The complaint seeks judgment that the Company be enjoined from infringing the ISR patents, that ISR be awarded treble damages for the Company’s alleged willful infringement of the ISR patents, and that the Company has been unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, the Company answered the ISR complaint, denying the substantive allegations. The court has set March 1, 2004, as the trial date. While we intend to defend this lawsuit vigorously, pre-trial discovery is in its initial stages and the Company’s management cannot predict the outcome of this proceeding with certainty.

Item 5. Other Information

     In the first quarter of 2003, the Company completed a public offering of 8,480,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a public offering price of $6.20 per share. The Company received from the offering, after underwriting discount and selling expenses, net proceeds of approximately $49,059,000. The Company intends to use the net proceeds for general corporate purposes. Needham & Company, Inc., SG Cowen Securities Corporation and C.E. Unterberg, Towbin acted as managing underwriters for the offering.

     On April 14, 2003, the Board of Directors elected Daniel C. Regis to the Board of Directors and as Chairman of the Audit Committee. Mr. Regis, 63, is Managing Director of Digital Partners, a venture capital fund specializing in emerging technology companies, which he co-founded in 2000. From 1996 to 1999, he was with Kirlan Venture Capital, Inc., where he was managing partner of a similarly focused technology fund. For the previous 32 years, he was with Price Waterhouse LLP, where he served as managing partner of the Seattle, Washington, office and earlier as managing partner of the Portland, Oregon, office. Mr. Regis is a director of Primus Knowledge Solutions, Inc., and serves on the board of The Seattle Foundation.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Credit Agreement between Wells Fargo Bank, National Association, and the Company, dated April 10, 2003, and related Note.

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

      (b) Reports on Form 8-K

     A report on Form 8-K for an event of December 31, 2002, was filed on January 3, 2003, reporting the redemption and conversion of the Company’s 5% convertible subordinated debentures under Item 5, “Other Events.”

     A report on Form 8-K for an event of January 30, 2003, was filed on January 31, 2003, reporting the issuance of a press release for the Company’s fourth quarter 2002 results under Item 5, “Other Events.”

     A report on Form 8-K for an event of February 5, 2003, was filed on February 7, 2003, reporting the amendment of the Company’s bylaws under Item 5, “Other Events.”

     A report on Form 8-K for an event of February 19, 2003, was filed on February 21, 2003, reporting the completion of the Company’s public offering of common stock under Item 5, “Other Events.”

Items 2, 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

May 15, 2003	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
President and Chief Executive Officer

/s/ SCOTT J. POTERACKI

Scott J. Poteracki
Chief Financial and Accounting Officer

CERTIFICATIONS

I, James E. Rottsolk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cray Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ James E. Rottsolk

James E. Rottsolk
President and Chief Executive Officer

I, Scott J. Poteracki, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cray Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Scott J. Poteracki

Scott J. Poteracki
Chief Financial and Accounting Officer