Form 10-Q
period 2003-06-30
CRAY INC
filed 2003-08-14
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [x]    No  [  ]

     As of August 11, 2003, 70,211,804 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

     Cray is a federally registered trademark of Cray Inc., and Cray SV1ex, Cray X1, Cray X1e, Cray SX-6, Cray T90, Cray MTA-2, Cray SV1 and Cray T3E are trademarks of Cray Inc.

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	June 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,916	$20,197
Short-term investments, available for sale		19,739
Accounts receivable, net of allowance of $1,098 in 2002 and 2003	31,017	52,968
Inventory, net	24,033	48,382
Prepaid expenses and other assets	5,805	8,182

Total current assets	84,771	149,468
Property and equipment, net	24,799	22,900
Service spares, net	9,279	6,669
Goodwill	22,680	22,680
Deferred tax asset	263	263
Other assets	3,453	3,151

TOTAL	$145,245	$205,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,173	$17,084
Accrued payroll and related expenses	15,573	12,382
Other accrued liabilities	4,396	3,514
Deferred revenue	18,406	20,294
Notes payable	215	88
Current portion of warranty reserves	3,273	2,433
Current portion of obligations under capital leases	241	280
Current portion of term loan	2,143

Total current liabilities	57,420	56,075
Warranty reserves	2,326	625
Obligations under capital leases	152
Term loan payable	1,786
Shareholders’ equity:
Series A Convertible Preferred Stock, par $.01 - Authorized, issued and outstanding, 3,125,000 and zero shares, respectively	24,946
Common Stock, par $.01 - Authorized, 120,000,000 shares; issued and outstanding, 56,039,016 and 69,310,188 shares, respectively	211,255	291,789
Accumulated other comprehensive loss	(291)	(64)
Accumulated deficit	(152,349)	(143,294)

	83,561	148,431

TOTAL	$145,245	$205,131

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue:
Product	$19,098	$45,952	$34,169	$73,236
Service	19,539	15,808	39,668	32,653

Total revenue	38,637	61,760	73,837	105,889

Operating expenses:
Cost of product revenue	12,247	24,325	16,875	42,000
Cost of service revenue	9,767	10,862	20,692	21,143
Research and development	8,588	10,363	19,139	17,838
Marketing and sales	4,920	6,185	9,777	11,706
General and administrative	1,893	2,664	3,933	4,538
Restructuring charge			1,878

Total operating expenses	37,415	54,399	72,294	97,225

Income from operations	1,222	7,361	1,543	8,664
Other income, net	1,018	777	2,402	724
Interest income (expense), net	(463)	103	(1,034)	109

Income before income taxes	1,777	8,241	2,911	9,497
Provision for income taxes	590	383	975	442

Net income	$1,187	$7,858	$1,936	$9,055

Net income per common share:
Basic	$0.03	$0.12	$0.04	$0.14

Diluted	$0.02	$0.10	$0.04	$0.12

Weighted average shares outstanding:
Basic	45,765	66,009	44,696	62,912

Diluted	51,562	78,776	48,903	75,616

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A
	Preferred Stock		Common Stock			Accumulated
						Other
	Number of		Number of		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

BALANCE, January 1, 2003	3,125	$24,946	56,039	$211,255	$(152,349)	$(291)	$83,561
Public sale of common stock, less issuance costs of $3,517,000			8,480	49,059			49,059
Issuance of shares under Employee Stock Purchase Plan			70	437			437
Exercise of stock options			352	1,362			1,362
Exercise of warrants			228	979			979
Other comprehensive income:
Unrealized gain on available for sale investments						8	8
Cumulative currency translation adjustment						(43)	(43)
Net income					1,197		1,197

BALANCE, March 31, 2003	3,125	$24,946	65,169	$263,092	$(151,152)	$(326)	$136,560

Common stock issued in conversion of preferred stock	(3,125)	(24,946)	3,269	24,946
Issuance of shares under Employee Stock Purchase Plan			67	402			402
Issuance of shares under 401k Plan			76	550			550
Exercise of stock options			452	1,706			1,706
Exercise of warrants			277	1,093			1,093
Other comprehensive income:
Unrealized gain on available for sale investments						24	24
Cumulative currency translation adjustment						238	238
Net income					7,858		7,858

BALANCE, June 30, 2003		$—	69,310	$291,789	$(143,294)	$(64)	$148,431

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,

	2002	2003

Operating activities
Net income	$1,936	$9,055
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,471	8,224
Gain on sale of assets	(38)
Beneficial conversion feature of notes payable	199
Non-cash warrant and option expense	230
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,410)	(21,951)
Inventory	(3,141)	(25,258)
Other assets	(918)	(2,075)
Spares		(33)
Accounts payable	(1,702)	3,911
Other accrued liabilities	(4,667)	(882)
Accrued payroll and related expenses	3,018	(3,191)
Warranty reserve	(6,154)	(2,541)
Deferred revenue	1,206	1,888

Net cash used by operating activities	(7,970)	(32,853)
Investing activities
Purchases of short-term investments		(19,739)
Purchases of spares	(860)
Proceeds from sale of assets	46
Purchases of property and equipment	(2,518)	(2,773)

Net cash used by investing activities	(3,332)	(22,512)
Financing activities
Restricted cash	219
Principal payments on term loan	(1,071)	(3,929)
Proceeds from line of credit
Sale of common stock	5,775	50,448
Proceeds from exercise of options and warrants	10,763	5,140
Principal payments on bank note	(283)	(113)
Principal payments on capital leases	(177)	(127)

Net cash provided by financing activities	15,226	51,419

Effect of foreign exchange rate changes on cash and cash equivalents	292	227
Net increase (decrease) in cash and cash equivalents	4,216	(3,719)
Cash and cash equivalents
Beginning of period	12,377	23,916

End of period	$16,593	$20,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$537	$197
Non-cash investing and financing activities
Spares reclassed to inventory		29
Inventory reclassed to fixed assets	1,197	722
Unrealized gain on short term investments		32
Preferred stock converted into common stock		24,946

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

Short-term investments

     The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair value; unrealized gains and losses are reflected in other comprehensive income.

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2002	2003

Components and subassemblies	$15,653	$21,232
Work in process	8,324	23,186
Finished goods	2,414	6,196

	26,391	50,614
Allowance for excess and obsolete	(2,358)	(2,232)

Inventory, net	$24,033	$48,382

     Revenue in the first quarter of 2002 included $5.9 million from the sale of obsolete inventory recorded at a zero cost basis.

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

Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2003	2002	2003

Net income	$1,187	$7,858	$1,936	$9,055
Unrealized gain on short-term investments		24		32
Foreign currency translation adjustment	794	238	292	195

Comprehensive income	$1,981	$8,120	$2,228	$9,282

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $57.2 million and $95.8 million for the three and six months ended June 30, 2003, compared to $19.5 million and $26.0 million for the three and six months ended June 30, 2002.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA) and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North			Asia
	America	EMEA		Pacific	Total

Three months ended June 30, 2003:
Product revenue	$45,784	$		$168	$45,952

Service revenue	$10,361		$3,919	$1,528	$15,808

Net income (loss)	$9,437		$(766)	$(813)	$7,858

Six months ended June 30, 2003:
Product revenue	$71,748		$1,060	$428	$73,236

Service revenue	$21,308		$8,172	$3,173	$32,653

Net income (loss)	$11,584		$(918)	$(1,611)	$9,055

As of June 30, 2003:
Long-lived assets	$52,628		$1,640	$1,395	$55,663

Three months ended June 30, 2002:
Product revenue	$15,198		$2,944	$956	$19,098

Service revenue	$12,228		$5,722	$1,589	$19,539

Net income (loss)	$(152)		$1,445	$(106)	$1,187

Six months ended June 30, 2002:
Product revenue	$24,992		$5,593	$3,584	$34,169

Service revenue	$25,184		$11,039	$3,445	$39,668

Net income (loss)	$(1,677)		$2,720	$893	$1,936

As of June 30, 2002:
Long-lived assets	$59,234		$2,375	$2,905	$64,514

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of preferred stock under the if-converted method.

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2003	2002	2003

Weighted average number of shares used in basic EPS	45,765	66,009	44,696	62,912

Effect of dilutive securities:
Stock options	1,357	5,143	539	4,965
Warrants	1,315	4,968	543	4,864
Convertible preferred stock	3,125	2,656	3,125	2,875

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	51,562	78,776	48,903	75,616

     For the three and six months ended June 30, 2002, common stock equivalents of 22.0 million and 23.5 million shares, respectively, were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2003, common stock equivalents of 11.1 million and 11.4 million shares, respectively, were antidilutive and not included in computing diluted EPS.

Restructuring Charges

     As of June 30, 2003, a remaining accrued liability of $563,000 was due to a March 2002 restructuring charge of $1.9 million. Substantially all of the restructuring charge represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheets. The reserve activity for the three and six months ended June 30, 2002, and 2003 is as follows (in thousands):

	2002	2003

Liability balance, January 1	$1,700	$866
Additional restructuring charge	1,878
Payments	(861)	(157)

Liability balance, March 31	$2,717	$709

Payments	(939)	(146)

Liability balance, June 30	$1,778	$563

Warranty Reserve

     Certain components in the Cray T90 vector computers have an unusually high failure rate. The cost of servicing the Cray T90 computers exceeds the related service revenue. The Company recorded a warranty reserve to reflect its estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them. The Company continually monitors the reasonableness of the estimate of the warranty reserve. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $200,000 and $1.3 million for the three and six months ended June 30, 2003, resulting in a remaining T90 warranty reserve of $3.0 million at June 30, 2003. In determining the appropriate reserve at June 30, 2002, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $1.5 million for the three months ended June 30, 2002.

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

NEC Preferred Stock Conversion

     On June 17, 2003, NEC Corporation converted all 3,125,000 shares of the Company’s Series A Convertible Preferred Stock that it held and sold the underlying 3,269,154 shares of common stock. The Company has no shares of preferred stock outstanding as of June 30, 2003. The Company now has a total of 5,000,000 authorized but unissued shares of preferred stock subject to designation by the Board of Directors.

Taxes

     The Company recorded a provision of $383,000 and $442,000 for income taxes in foreign countries, certain states and the alternative minimum tax for the three and six months ended June 30, 2003, compared to $590,000 and $975,000 for the respective 2002 periods. Due to utilization of tax losses from operations in prior years, there has been no provision for U.S. federal income (other than for alternative minimum taxes) taxes for any period.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted that are priced at the fair market value of the Company’s stock at the date of grant.

     To estimate compensation expense which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Risk –free interest rate	4.93%	3.33%	4.93%	3.33%
Expected dividend yield	0%	0%	0%	0%
Volatility	96%	95%	96%	95%
Expected life	7.12 years	7.65 years	7.12 years	7.65 years

     Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2002, and 2003 would have been the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income, as reported	$1,187	$7,858	$1,936	$9,055
Total stock based compensation expense determined under fair value based method for all awards	(2,105)	(2,366)	(4,210)	(4,732)

Pro forma net income (loss)	$(918)	$5,492	$(2,274)	$4,323

Basic and diluted net income (loss) per common share:
Basic:
As reported	$0.03	$0.12	$0.04	$0.14
Pro forma	$(0.02)	$0.08	$(0.05)	$0.07
Diluted:
As reported	$0.02	$0.10	$0.04	$0.12
Pro forma	$(0.02)	$0.07	$(0.05)	$0.06

Reclassifications

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 16. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue until customer acceptance. We expect that most of our 2003 product revenue will come from sales of our Cray X1 system, the production version of which first shipped in December 2002. In mid-2002, we began a development project with Sandia National Laboratories to design and deliver a new, high bandwidth, massively parallel processing supercomputer system called Red Storm in 2004. We provide maintenance services to the worldwide installed base of Cray computers. We also offer professional services that leverage our industry technical knowledge.

     We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million and for the three and six months ended June 30, 2003, we had net income of $7.9 million and $9.1 million, respectively.

     We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain or other contractual requirements are satisfied. We recognize product revenue from the Red Storm contract using the percentage-of-completion method. We recognize service revenue for the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance and product sales contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

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

     T90 Reserve

     We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the Cray T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from Silicon Graphics, Inc. (“SGI”), we recorded a warranty reserve of $47.5 million, of which $46.3 million reflected our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers in excess of the related service revenue, we reduce the amount of the T90 warranty reserve. As of June 30, 2003, our total warranty reserve balance was $3.1 million, of which $3.0 million related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve, we reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $200,000 and $1.3 million for the three and six months ended June 30, 2003. We believe that the T90 warranty reserve balance at June 30, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. It is possible, however, that our estimates may prove to be inaccurate and that our actual costs may differ materially from our estimates.

     Red Storm Contract

     Product revenue from the Red Storm contract is accounted for using the percentage-of-completion method. Revenue is recognized as costs are incurred, and margin is based on the total estimated cost to complete. The estimate to complete is based on several factors, including estimated labor hours to complete certain tasks and estimated cost of purchased components at future dates. Our estimates may need to be adjusted from quarter to quarter, which would impact our revenue and our margin on a cumulative basis.

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

     Goodwill

     Approximately 11% of our assets as of June 30, 2003, consisted of goodwill resulting from our acquisition of the Cray Research business unit from SGI in 2000. We adopted SFAS No. 142 on January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2003, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

     Product Revenue

     We had product revenue of $46.0 million and $73.2 million for the three and six months ended June 30, 2003, compared to $19.1 million and $34.2 million for the respective 2002 periods. Product revenue represented 74% and 69% of total revenue for the three and six months ended June 30, 2003, compared to 49% and 46% for the respective 2002 periods, and consisted in the three months ended June 30, 2003 of $39.3 million for our Cray X1 product line, $4.6 million for our Red Storm product line and $2.1 million for our other products. Second quarter 2003 revenue was favorably impacted by nearly $6.0 million of revenue for a Cray X1 system accepted in the first quarter but not recognized until the second quarter due to certain contractual provisions. Product revenue for the three months ended June 30, 2002 consisted of $14.5 million for our Cray T3E product line and $4.6 million for our other products.

     With the delivery of the Cray X1 system to customers and the performance of the Red Storm project, we expect our product revenue in 2003 to increase and be a larger percentage of total revenue than in 2002 and earlier years. We expect our product revenue to vary quarterly.

     Service Revenue

     We had service revenue, which includes revenue from maintenance services and professional services, of $15.8 million and $32.7 million for the three and six months ended June 30, 2003, compared to $19.5 million and $39.7 million, for the respective 2002 periods. Service revenue represented 26% and 31% of total revenue for the three and six months ended June 30, 2003, compared to 51% and 54% for the corresponding 2002 periods.

     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue, which was $14.9 million and $30.5 million for the three and six months ended June 30, 2003, respectively, has declined on an annual basis as older systems are withdrawn from service. We expect maintenance service revenue to continue to decline slowly over the next twelve months as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. Professional services revenue was $900,000 and $2.3 million for the three and six months ended June 30, 2003, and we expect this revenue to be flat for the second half of 2003.

     Operating Expenses

     Cost of Product Revenue. We had cost of product revenue of $24.3 million and $42.0 million for the three and six months ended June 30, 2003, compared to $12.2 million and $16.9 million for the respective 2002 periods. Our cost of product represented 53% and 57% of product revenue for the three and six months ended June 30, 2003, compared to 64% and 49% for the corresponding 2002 periods. The lower cost of product revenue in the first half of 2002 was due in large part to the sale of $5.9 million of inventory previously written down to zero cost in the first quarter of 2002.

     Our cost of product revenue in the first half of 2003 was adversely affected by start-up costs incurred in the Cray X1 ramp-up. The improvement in product margins in the second quarter of 2003 was due primarily to increased factory efficiencies and lower cost of components. While these factors will modestly improve product margins further in the second half of 2003, product margins will be negatively impacted in future quarters by lower margins on the Red Storm project. In addition, we may grant favorable pricing for large multi-system contracts.

     Cost of Service Revenue. We had cost of service revenue of $10.9 million and $21.1 million for the three and six months ended June 30, 2003, compared to $9.8 million and $20.7 million for the corresponding 2002 periods. Our cost of service revenue represented 69% and 65% of service revenue for the three and six months ended June 30, 2003, compared to 50% and 52% for the corresponding 2002 periods.

     Several items impacted service costs in the first half of 2003. Margins from maintenance revenue were adversely affected due to the withdrawal of legacy Cray systems without a commensurate decrease in maintenance expenses and personnel. As we reduce maintenance service personnel, cost of service will be impacted adversely by associated severance expenses. In addition, the amortization of spare parts valued at the time of acquisition is an increasingly greater negative impact to service margins as the installed base of legacy products decline. This non-cash charge has been fixed at $1.1 million per quarter since the date of acquisition, and will continue until the spare parts are fully written-off in the first quarter of 2004. Service margins in the second quarter were adversely affected by bid costs in excess of revenue of $350,000 associated with our successful effort to participate in the second phase of the High Productivity Computing Systems Program of the Defense Advanced Research Projects Agency, which we refer to as our Cascade project. Professional services margins were slightly negative in the first half of 2003. We expect a slightly positive contribution from professional services in the second half of 2003. Favorably impacting maintenance costs during the second quarter and first half of 2003 was the respective $200,000 and $1.3 million reduction of the Cray T90 warranty reserves reflecting our current estimate of costs associated with Cray T90 maintenance.

     Maintenance revenue is expected to decline into 2004 before new shipments into the installed base offset retirements. Also, the legacy spares will be fully amortized and all of the installed base of Cray T90 computers will likely be retired in 2004. Maintenance costs should then stabilize between 60% to 65% of revenue. Until then, the factors experienced in the first half of 2003 will continue to impact service costs.

     Research and Development

     Research and development expenses for the three and six months ended June 30, 2003, and 2002 reflect our costs associated with the development of the Cray X1 system, and to a lesser extent, the Cray MTA-2 in both the 2002 and 2003 periods, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development expenses in the first half of 2003 in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm project. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm project. The Red Storm research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for 2002 and 2003 were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2002	2003	2002	2003

Gross research and development	$12,567	$16,235	$25,812	$31,279
Governmental funding	(3,979)	(5,872)	(6,673)	(13,441)

Net research and development	$8,588	$10,363	$19,139	$17,838

     Net research and development expenditures represented 17% of revenue for each of the three and six months ended June 30, 2003, and 22% and 26% for the three and six months ended June 30, 2002.

     We expect that gross research and development expenses will increase in 2003 to reach or slightly exceed $65 million as we ramp-up our work on the Red Storm and Cascade projects. However, we expect that net research and development expenses will remain flat or decline for the second half of 2003, primarily due to increased governmental funding, and to decline as a percentage of overall revenue as we increase our overall revenue.

     Government funding levels will not be even throughout the year. In the first quarter of 2003 development funding for the Cray X1 system concluded. Although we have entered into agreements for additional funding for follow-on products, the transition of our engineers to these projects was not immediate, resulting in approximately $1.4 million less government funding for the second quarter of 2003.

     Marketing and Sales

     Marketing and sales expenses were $6.2 million and $11.7 million for the three and six months ended June 30, 2003, compared to $4.9 million and $9.8 million for the respective 2002 periods. The increase in these expenses from 2002 to 2003 was due to the roll out of the Cray X1 product line and increased sales commissions due to higher sales activity. We expect marketing and sales expenses to grow in line with product revenue in the second half of 2003.

     General and Administrative

     General and administrative expenses were $2.7 million and $4.5 million for the three and six months ended June 30, 2003, compared to $1.9 million and $3.9 million for the respective 2002 periods. We expect general and administrative expenses to grow in line with product revenue in the second half of 2003.

     Restructuring Charges

     Restructuring charges were zero for the three and six months ended June 30, 2003, compared to zero and $1.9 million for the three and six months ended June 30, 2002, representing primarily severance expenses related to the termination of 20 employees in the first quarter of 2002.

     Other Income (Expense), net

     Other income was $777,000 and $724,000 for the three and six months ended June 30, 2003, compared to other income of $1.0 million and $2.4 million for the respective 2002 periods and consisted primarily in 2003 of foreign currency gains. The decrease in other income from 2002 primarily resulted from a negotiated settlement of an accrued cancellation charge on a purchase commitment in the first quarter of 2002.

     Interest Income (Expense), net

     Interest income was $190,000 and $315,000 for the three and six months ended June 30, 2003, compared to $8,000 and $36,000 for the respective 2002 periods. The higher amount in 2003 reflects our increased average cash position due to the completion of our public offering of common stock in the first quarter of 2003.

     Interest expense was $87,000 and $206,000 for the three and six months ended June 30, 2003, compared to $471,000 and $1.0 million for the respective 2002 periods. The interest expense for 2002 was largely due to a non-cash charge of $290,000 associated with the convertible debenture financing completed in November 2001, and $600,000 of interest on our term loan, line of credit and capital leases. In April 2003 we paid off the term loan in full and we have not borrowed under our line of credit since May of 2002.

     Taxes

     We recorded a provision of $59,000 and $383,000 for income taxes in foreign countries and certain U.S. states for the three and six months ended June 30, 2003, compared to $385,000 and $590,000 for the respective 2002 periods. There has been no provision for U.S. federal income taxes, other than for alternative minimum taxes, for any period.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $92.9 million at June 30, 2003, compared to $54.9 million at December 31, 2002. Over that period, cash, cash equivalents, and short-term investments increased from $23.9 million to

$40.0 million. At June 30, 2003, we had working capital of $93.4 million compared to $27.4 million at December 31, 2002. In the first quarter of 2003, we realized $49.1 million of net proceeds from the public sale of our common stock. Our accounts receivable balance at June 30, 2003 of $53.0 million included the following second quarter non-revenue generating items: $7.5 million of product prepayments and $4.5 million of governmental funding.

     Net cash used by operating activities for the six months ended June 30, 2003, was $32.9 million compared to $8.0 million for the respective 2002 period. For the six months ended June 30, 2003, net operating cash was used primarily by increases in accounts receivable and inventory and decreases in accrued payroll and warranty reserve offset in part by increases in accounts payable.

     Net cash used by investing activities was $22.5 million for the six months ended June 30, 2003, compared to $3.3 million for the respective 2002 period. Net cash used by investing activities for 2003 consisted primarily of purchases of $19.7 million of short-term investments following completion of our public offering of common stock and $2.8 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2002, the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases.

     Net cash provided by financing activities was $51.4 million for the six months ended June 30, 2003, compared to $15.2 million for the respective 2002 period. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million. We used $3.9 million to retire our term loan debt. In the six months ended June 30, 2002, we raised $5.8 million primarily through the sale of common stock and received another $10.8 million through the exercise of warrants that otherwise would have expired. We also converted $24.9 million of preferred stock into common stock during the second quarter of 2003.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we increase production of Cray X1 systems, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2003 capital expenditure budget for property and equipment is estimated currently at $5.9 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of June 30, 2003 (in thousands):

	Payments Due By Periods

		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years

Notes payable	$88	$88	$	$
Capital lease obligations	280	280
Operating leases	20,147	3,134	8,762	5,500

Total contractual cash obligations	$20,515	$3,502	$8,762	$5,500

     At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities and the need to purchase inventory. We believe our current cash resources will be adequate for the next twelve months.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

     Factors Related To Our Business

     If we were unable to turn the Cray X1 system into a stable production quality product, our revenue and profits would be reduced. We depend on our vendors to manufacture components for our systems. If our vendors were unable to manufacture components to our design specifications on a timely basis and with sufficient yields, increased repair charges would reduce margins and profits and any delayed deliveries of production quality Cray X1 systems to customers would adversely affect our revenue and profits. We previously have received Cray X1 system components with unacceptable yields. We are currently receiving acceptable production component yield levels, and we continue to work with our vendors to increase those yields. There is no assurance that these yields will continue. We have redesigned, and in the future we may have to redesign further, hardware components of the Cray X1 system because of previously unforeseen defects. Redesign work is costly and could cause delays in the production and sale of

Cray X1 systems. We need to scale our system software to run satisfactorily on two, four and larger number of cabinet systems. We also need to improve the reliability of system software to sell Cray X1 systems to production environment governmental and industrial customers. We continue to fix reported software problems and anticipate additional software problems to be reported in the future.

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

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our profitability would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government. Our initial sales of Cray X1 systems have been to government agencies in the United States and other countries, and we expect that will continue throughout 2003. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced.

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

     The change by NEC Corporation of our distribution rights for the Cray SX-6 system may decrease our revenue and increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. In late April 2003 NEC notified us that, effective August 1, 2003, our North American distribution rights for this product will be non-

exclusive. NEC made no changes to our distribution rights in other areas. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. Loss of our exclusive distribution rights to NEC vector supercomputer systems may result in competition from NEC in North America, which could decrease our revenue. Outside of North America, NEC has competed aggressively based on price.

     Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $68 million in 2002 and is expected to decline to approximately $59 million in 2003 as our older systems are withdrawn from service. This revenue is expected to decline further until a sufficient number of our new computer systems are placed in service to balance the withdrawal of our older systems.

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

     Development of a new operating system for our Black Widow and other future products is a difficult process, and may delay the availability of our Black Widow System. The technology agreement through which we acquired and licensed patent, know-how and other intellectual property rights from SGI restricts our use of certain SGI technology. Most significantly, the technology agreement limits our use of SGI’s IRIX operating system to the Cray X1 product family. We plan to develop our own UNIX-based operating system for successor systems to the Cray X1 product family, starting with the Black Widow system, based on Linux. Developing a new operating system is lengthy and difficult process, and might delay the availability of the Black Widow system.

     The high failure rate in the Cray T90 installed base may reduce our earnings. Some of the components in the Cray T90 vector computers, a product we acquired through the Cray Research acquisition, have an unusually high failure rate. The cost of servicing the Cray T90 computers exceeds the related service revenue. In connection with our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve to provide for anticipated future losses on the Cray T90 maintenance service contracts. The balance of this reserve was $3.0 million as of June 30, 2003. We anticipate that almost all of our Cray T90 systems will be deinstalled by the end of 2003. We believe that the warranty reserve balance at June 30, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. Our estimates may prove to be inaccurate, and our actual costs may differ materially from our estimates. In addition, the Cray T90 failures have adversely affected our reputation for quality products with some customers and may adversely affect sales of our new systems.

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

Factors Related To An Investment In Our Company

Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales price of our products, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until our customers accept our products. While the shortage of parts that affected the timing of product acceptances in the second quarter of 2003 has eased significantly, the acceptances of several large installations of Cray X1 systems are scheduled for the end of the third quarter and largely depend on the availability of system software operating satisfactorily on two full cabinet systems. If these systems were not accepted in the third quarter, revenue would move to the fourth quarter or subsequent quarters and adversely affect third quarter operating results Red Storm revenue and margin may fluctuate from quarter to quarter due to the level of contract activity, including purchases of materials and changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our customers may be subject to the appropriation and funding schedules of the relevant government agencies. The timing of orders and shipments also could be affected by other events outside our control, such as:

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

     We have experienced annual losses from operations prior to 2002, and we may not achieve net income on a consistent basis. We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million. Whether we will achieve net income on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the Cray X1 system and other products and maintain the Red Storm project on schedule;

•	the level of revenue in any given period;

•	our expense levels, particularly for research and development and manufacturing and service costs;

•	the terms and conditions of sale or lease for our products; and

•	the cost of servicing the Cray T90 installed base.

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2003, we had outstanding:

•	69,310,188 shares of common stock;

•	warrants to purchase 8,459,971 shares of common stock; and

•	stock options to purchase an aggregate of 12,790,688 shares of common stock, of which 7,328,299 options were then exercisable.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. At June 30, 2003, warrants to purchase 3,296,851 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, expire between January 20, 2004, and November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock, at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

     Provisions of our Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult. Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Articles of Incorporation and Bylaws provide for:

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2003, our short-term investment balance was $19.7 million.

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

Item 4. Controls and Procedures

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to Cray and our consolidated subsidiaries is made known to management, including during the period when we prepare our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II. Other Information

Item 1. Legal Proceedings

     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Company reported on a patent and trade secret litigation matter with Isothermal Systems Research, Inc. (“ISR”). The Company and ISR have entered into an agreement settling that litigation which will not have a material effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

     On June 17, 2003, NEC Corporation converted all 3,125,000 shares of our Series A Convertible Preferred Stock that it held and sold the underlying 3,269,154 shares of common stock. We have no shares of preferred stock outstanding. We have withdrawn the designation of the Series A Convertible Preferred Stock and restored the number of former shares of Series A Convertible Preferred Stock to the status of authorized but unissued shares. We now have a total of 5,000,000 authorized but unissued shares of preferred stock subject to designation by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 21, 2003. At the annual meeting, the following actions occurred:

1.	The following individuals were re-elected as directors for three-year terms expiring in 2006:

Name	Votes For	% For	Withheld	% Withheld

Stephen C. Kiely	57,382,140	93.0%	4,340,878	7.0%
William A. Owens	56,843,481	92.1%	4,859,537	7.9%
Burton J. Smith	42,538,072	68.9%	19,184,946	31.1%

David N. Cutler, Daniel J. Evans, Kenneth W. Kennedy, Jr., James E. Rottsolk and Daniel C. Regis continue to serve as directors.

2.	A proposal to approve an amendment to our Restated Articles of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 120,000,000 was approved by the shareholders, with 60,405,025 shares voting in favor (98.0%), 1,237,967 shares voting against (2.0%), 80,025 shares abstaining and 3,599,233 shares not voting.

3.	A proposal to approve the 2003 Stock Option Plan was approved by the shareholders, with 31,487,329 shares voting in favor (75.3%), 10,319,410 shares voting against (24.7%), 1,280,877 shares abstaining and 22,294,624 shares not voting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Amendment dated June 9, 2003, to Maintenance Agreement between NEC Corporation and the Company dated as of February 28, 2001*

10.2	Letter dated April 24, 2003 from NEC Corporation notifying the Company that its distribution rights in North America will be non-exclusive.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Rottsolk, President and Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Poteracki, Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment The omitted information has been filed with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K

     A report on Form 8-K for an event of April 30, 2003, was filed on May 2, 2003, reporting the issuance of a press release for the Company’s first quarter 2003 results under Item 5, “Other Events.”

     A report on Form 8-K for an event of June 17, 2003, was filed on June 17, 2003, reporting the conversion of the Series A Convertible Preferred Stock under Item 5, “Other Events.”

Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

August 14, 2003	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk President and Chief Executive Officer

/s/ SCOTT J. POTERACKI

Scott J. Poteracki Chief Financial and Accounting Officer