Form 10-Q
period 2003-09-30
CRAY INC
filed 2003-11-14
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2003

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

     As of November 11, 2003, 72,399,563 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

Page No.

PART I FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
Balance Sheets as of December 31, 2002 and September 30, 2003	3
Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2003	4
Statement of Shareholders’ Equity for the Three Month period Ended March 31, 2003, June 30, 2003, and September 30, 2003	5
Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2003	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	25

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

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,916	$42,915
Short-term investments, available for sale		26,019
Accounts receivable, net of allowance of $1,098 in 2002 and 2003	31,017	47,507
Inventory, net	24,033	50,031
Prepaid expenses and other assets	5,805	13,355

Total current assets	84,771	179,827
Property and equipment, net	24,799	25,173
Service spares, net	9,279	5,663
Goodwill	22,680	22,680
Deferred tax asset	263	263
Other assets	3,453	3,323

TOTAL	$145,245	$236,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,173	$18,210
Accrued payroll and related expenses	15,573	13,269
Other accrued liabilities	4,396	2,219
Deferred revenue	18,406	34,838
Notes payable	215	29
Current portion of warranty reserves	3,273	1,984
Current portion of obligations under capital leases	241	212
Current portion of term loan	2,143

Total current liabilities	57,420	70,761
Warranty reserves	2,326
Obligations under capital leases	152
Term loan payable	1,786
Shareholders’ equity:
Preferred Stock, par $.01 - Authorized, 5,000,000 shares; issued and outstanding, 3,125,000 Series A Convertible and zero shares, respectively	24,946
Common Stock, par $.01 - Authorized, 120,000,000 shares; issued and outstanding, 56,039,016 and 71,353,811 shares, respectively	211,255	301,073
Accumulated other comprehensive loss	(291)	(74)
Accumulated deficit	(152,349)	(134,831)

	83,561	166,168

TOTAL	$145,245	$236,929

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue:
Product	$21,322	$49,014	$55,491	$122,250
Service	20,729	14,831	60,397	47,484

Total revenue	42,051	63,845	115,888	169,734

Operating expenses:
Cost of product revenue	12,367	25,707	29,242	67,707
Cost of service revenue	12,063	9,632	32,755	30,775
Research and development	7,301	10,533	26,440	28,371
Marketing and sales	5,158	6,727	14,935	18,433
General and administrative	2,108	3,164	6,041	7,702
Restructuring charge			1,878

Total operating expenses	38,997	55,763	111,291	152,988

Income from operations	3,054	8,082	4,597	16,746
Other income, net	62	307	2,464	1,031
Interest income (expense), net	(503)	160	(1,537)	269

Income before income taxes	2,613	8,549	5,524	18,046
Provision for income taxes	474	86	1,449	528

Net income	$2,139	$8,463	$4,075	$17,518

Net income per common share:
Basic	$0.04	$0.12	$0.09	$0.27

Diluted	$0.04	$0.10	$0.08	$0.23

Weighted average shares outstanding:
Basic	49,221	70,307	46,221	65,404

Diluted	59,923	82,963	51,291	75,973

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Series A
	Preferred Stock		Common Stock			Accumulated
						Other
	Number of		Number of		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Loss	Total

BALANCE, January 1, 2003	3,125	$24,946	56,039	$211,255	$(152,349)	$(291)	$83,561
Public sale of common stock, less issuance costs of $3,517,000			8,480	49,059			49,059
Issuance of shares under Employee Stock Purchase Plan			70	437			437
Exercise of stock options			352	1,362			1,362
Exercise of warrants			228	979			979
Other comprehensive income:
Unrealized gain on available for sale investments						8	8
Cumulative currency translation adjustment						(43)	(43)
Net income					1,197		1,197

BALANCE, March 31, 2003	3,125	$24,946	65,169	$263,092	$(151,152)	$(326)	$136,560

Common stock issued in conversion of preferred stock	(3,125)	(24,946)	3,269	24,946
Issuance of shares under Employee Stock Purchase Plan			67	402			402
Issuance of shares under 401k Plan			76	550			550
Exercise of stock options			452	1,706			1,706
Exercise of warrants			277	1,093			1,093
Other comprehensive income:
Unrealized gain on available for sale investments						24	24
Cumulative currency translation adjustment						238	238
Net income					7,858		7,858

BALANCE, June 30, 2003		$—	69,310	$291,789	$(143,294)	$(64)	$148,431

Issuance of shares under Employee Stock Purchase Plan			56	381			381
Exercise of stock options			1,454	6,929			6,929
Exercise of warrants			534	1,974			1,974
Other comprehensive income:
Unrealized loss on available for sale investments						(12)	(12)
Cumulative currency translation adjustment						2	2
Net income					8,463		8,463

BALANCE, September 30, 2003		$—	71,354	$301,073	$(134,831)	$(74)	$166,168

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2002	2003

Operating activities
Net income	$4,075	$17,518
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,271	12,091
Gain on sale of assets	(38)
Beneficial conversion feature of notes payable	298
Non-cash warrant and option expense	230
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(521)	(16,490)
Inventory	(603)	(30,209)
Other assets	(3,706)	(7,420)
Spares		(673)
Accounts payable	(4,695)	5,037
Other accrued liabilities	(3,871)	(2,177)
Accrued payroll and related expenses	3,525	(2,304)
Warranty reserve	(7,529)	(3,615)
Deferred revenue	(2,955)	16,432

Net cash used by operating activities	(4,519)	(11,810)

Investing activities
Purchases of short-term investments		(25,999)
Purchases of spares	(1,469)
Proceeds from sale of assets	46
Purchases of property and equipment	(3,932)	(3,965)

Net cash used by investing activities	(5,355)	(29,964)

Financing activities
Restricted cash	315
Principal payments on term loan	(1,607)	(3,929)
Sale of common stock	15,593	50,829
Proceeds from exercise of options and warrants	10,763	14,043
Principal payments on bank note	(412)	(186)
Principal payments on capital leases	(220)	(181)

Net cash provided by financing activities	24,432	60,576

Net cash provided by operating, investing, and financing activities	14,558	18,802
Effect of foreign exchange rate changes on cash and cash equivalents	415	197

Net increase in cash and cash equivalents	14,973	18,999
Cash and cash equivalents
Beginning of period	12,377	23,916

End of period	$27,350	$42,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$737	$523
Non-cash investing and financing activities
Inventory reclassed to fixed assets	1,293	4,211
Preferred stock converted into common stock		24,946

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

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2002	2003

Components and subassemblies	$15,653	$19,336
Work in process	8,324	20,685
Finished goods	2,414	10,747

	26,391	50,768
Allowance for excess and obsolete	(2,358)	(737)

Inventory, net	$24,033	$50,031

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

Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,

	2002	2003	2002	2003

Net income	$2,139	$8,463	$4,075	$17,518
Unrealized gain (loss) on short-term investments		(12)		20
Foreign currency translation adjustment	123	2	415	197

Comprehensive income	$2,262	$8,453	$4,490	$17,735

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $51.3 million and $147.1 million for the three and nine months ended September 30, 2003, compared to $20.1 million and $52.2 million for the three and nine months ended September 30, 2002.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA) and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North		Asia
	America	EMEA	Pacific	Total

Three months ended September 30, 2003:
Product revenue	$47,274	$272	$1,468	$49,014

Service revenue	$10,222	$3,132	$1,477	$14,831

Net income (loss)	$11,889	$(2,895)	$(531)	$8,463

Nine months ended September 30, 2003:
Product revenue	$119,023	$1,332	$1,895	$122,250

Service revenue	$31,538	$11,296	$4,650	$47,484

Net income (loss)	$23,473	$(3,813)	$(2,142)	$17,518

As of September 30, 2003:
Long-lived assets	$54,604	$1,345	$1,153	$57,102

Three months ended September 30, 2002:
Product revenue	$16,455	$4,867	$	$21,322

Service revenue	$13,926	$5,032	$1,771	$20,729

Net income (loss)	$2,100	$1,555	$(1,516)	$2,139

Nine months ended September 30, 2002:
Product revenue	$41,447	$10,460	$3,584	$55,491

Service revenue	$39,110	$16,071	$5,216	$60,397

Net income (loss)	$423	$4,275	$(623)	$4,075

As of September 30, 2002:
Long-lived assets	$58,398	$2,049	$2,467	$62,914

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

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,

	2002	2003	2002	2003

Weighted average number of shares used in basic EPS	49,221	70,307	46,221	65,404

Effect of dilutive securities:
Stock options and warrants	3,620	12,565	1,945	10,569
Convertible subordinated debentures	3,957
Convertible preferred stock	3,125		3,125

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	59,923	82,963	51,291	75,973

     For the three and nine months ended September 30, 2002, common stock equivalents of 18.9 million and 23.8 million shares, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2003, common stock equivalents of 7.4 million and 9.4 million shares, respectively, were antidilutive and not included in computing diluted EPS.

Restructuring Charges

     As of September 30, 2003, an accrued liability of $433,000 remained from a March 2002 restructuring charge of $1.9 million. Substantially all of the restructuring charge represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheets. The reserve activity for the three and nine months ended September 30, 2002, and 2003 is as follows (in thousands):

	2002	2003

Liability balance, January 1	$1,700	$866
Additional restructuring charge	1,878
Payments	(861)	(157)

Liability balance, March 31	2,717	709
Payments	(939)	(146)

Liability balance, June 30	1,778	563
Payments	(634)	(130)

Liability balance, September 30	$1,144	$433

Warranty Reserve

     Certain components in the Cray T90 vector computers have an unusually high failure rate. The cost of servicing the Cray T90 computers exceeds the related service revenue. The Company recorded a warranty reserve to reflect its estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them. The Company continually monitors the reasonableness of the estimate of the warranty reserve. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $691,000 and $2.0 million for the three and nine months ended

September 30, 2003, resulting in a remaining T90 warranty reserve of $1.9 million at September 30, 2003. In determining the appropriate reserve at September 30, 2002, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $1.5 million for the three months ended September 30, 2002. These adjustments offset related costs incurred in the respective periods that are not directly charged to the T90 warranty reserve.

Public Offering

     In the first quarter of 2003, the Company completed a public offering of 8,480,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a public offering price of $6.20 per share. The Company received from the offering, after underwriting discount and selling expenses, net proceeds of approximately $49,059,000. The Company is using the net proceeds for general corporate purposes.

NEC Preferred Stock Conversion

     On June 17, 2003, NEC Corporation converted all 3,125,000 shares of the Company’s Series A Convertible Preferred Stock that it held and sold the underlying 3,269,154 shares of common stock. The Company has no shares of preferred stock outstanding as of September 30, 2003. The Company has a total of 5,000,000 authorized but unissued shares of preferred stock subject to designation by the Board of Directors.

Taxes

     The Company recorded a provision of $86,000 and $528,000 for income taxes in foreign countries, certain states and the alternative minimum tax for the three and nine months ended September 30, 2003, compared to $474,000 and $1.5 million for the respective 2002 periods. Due to utilization of tax losses from operations in prior years, there has been no provision for U.S. federal income (other than for alternative minimum taxes) taxes for any period.

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

     To estimate compensation expense which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Risk –free interest rate	3.61%	3.94%	3.61%	3.94%
Expected dividend yield	0%	0%	0%	0%
Volatility	97%	95%	97%	95%
Expected life	7.25 years	7.34 years	7.25 years	7.34 years

     Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per common share for the three and nine months ended September 30, 2002, and 2003 would have been the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income, as reported	$2,139	$8,463	$4,075	$17,518
Total stock based compensation expense determined under fair value based method for all awards	(3,095)	(2,281)	(9,283)	(6,845)

Pro forma net income (loss)	$(956)	$6,182	$(5,208)	$10,673

Basic and diluted net income (loss) per common share:
Basic:
As reported	$0.04	$0.12	$0.09	$0.27
Pro forma	$(0.02)	$0.09	$(0.11)	$0.16
Diluted:
As reported	$0.04	$0.10	$0.08	$0.23
Pro forma	$(0.02)	$0.07	$(0.11)	$0.14

     For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how the Company would classify and measure financial instruments with characteristics of both liabilities and equity and requires the Company to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that the Company can or must settle by issuing equity shares, depending on the nature of the relationship established between the Company and a holder of its stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

     In November 2002, the FASB Emerging Issues Task Force (“EITF”) issued EITF 00-21 Revenue Arrangements with Multiple Deliverables” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The Company has adopted the provisions of EITF 00-21 beginning July 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 18. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue until customer acceptance. We expect that most of our 2003 product revenue will come from sales of our Cray X1 system, the production version of which first shipped in December 2002. In mid-2002, we began a development project with Sandia National Laboratories to design and deliver a new, high bandwidth, massively parallel processing supercomputer system called Red Storm in 2004. In mid-2003, we began work under a contract with the Defense Advanced Research Projects Agency that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. We provide maintenance services to the worldwide installed base of Cray computers. We also offer professional services that leverage our industry technical knowledge.

     We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million and for the three and nine months ended September 30, 2003, we had net income of $8.5 million and $17.5 million, respectively.

     We recognize product revenue from sales of our computer systems upon acceptance by the customer, although in limited circumstances, depending on sales contract terms, revenue may be recognized when title passes upon shipment or may be delayed until funding is certain or other contractual requirements are satisfied. We recognize product revenue from the Red Storm and Cascade contracts using the percentage-of-completion method. We recognize service revenue for the maintenance of our computer systems ratably over the term of each maintenance agreement. Funds from maintenance and product sales contracts that are paid in advance are recorded as deferred revenue. We recognize service revenue from our professional services activities as services are rendered.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below under “Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market, the percentage completed and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Red Storm and Cascade Contracts

     Product revenue from the Red Storm and Cascade contracts is accounted for using the percentage-of-completion method. Revenue is recognized as costs are incurred, and margin is based on the total estimated cost to complete. The estimates to complete are based on several factors, including estimated labor hours to complete certain tasks and estimated cost of purchased components at future dates. Our estimates may need to be adjusted from quarter to quarter, which would impact our revenue and our margins on a cumulative basis.

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

     Goodwill

     Approximately 10% of our assets as of September 30, 2003, consisted of goodwill resulting from our acquisition of the Cray Research business unit from Silicon Graphics, Inc. (“SGI”) in 2000. We adopted SFAS No. 142 on

January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2003, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

     T90 Reserve

     We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the Cray T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve of $47.5 million, of which $46.3 million reflected our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers in excess of the related service revenue, we reduce the amount of the T90 warranty reserve. As of September 30, 2003, our total warranty reserve balance was $2.0 million, of which $1.9 million related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve, we reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $691,000 and $2.0 million for the three and nine months ended September 30, 2003. These adjustments offset costs incurred in the respective periods that are not directly charged to the reserve. We believe that the T90 warranty reserve balance at September 30, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. The most significant cost of maintenance is the amortization of T90 spare parts. The quarterly amortization is $1.1 million, and the spares will be fully amortized as of March 31, 2004. The T90 reserve will be almost fully utilized on March 31, 2004, with revenue on the few remaining T90’s then in service expected to cover the cost to maintain.

Results of Operations

     Product Revenue

     We had product revenue of $49.0 million and $122.3 million for the three and nine months ended September 30, 2003, compared to $21.3 million and $55.5 million for the respective 2002 periods. Product revenue represented 77% and 72% of total revenue for the three and nine months ended September 30, 2003, compared to 51% and 48% for the respective 2002 periods, and consisted in the three months ended September 30, 2003 of $41.2 million for our Cray X1 product line, $4.7 million for our Red Storm project and $3.1 million for our other products and projects. Product revenue for the three months ended September 30, 2002 consisted of $6.1 million for our Cray SV1 product line, $5.1 million for our SX6 product line, $5.7 million for our Cray X1 product line, and $4.4 million for our MTA product line.

     With the delivery of the Cray X1 system to customers and the performance of the Red Storm project and the general decline in service revenue, we expect our product revenue in 2003 to increase and be a larger percentage of total revenue than in 2002 and earlier years. We expect our product revenue to vary quarterly.

     Service Revenue

     We had service revenue, which includes revenue from maintenance services and professional services, of $14.8 million and $47.5 million for the three and nine months ended September 30, 2003, compared to $20.7 million and $60.4 million, for the respective 2002 periods. Service revenue represented 23% and 28% of total revenue for the three and nine months ended September 30, 2003, compared to 49% and 52% for the corresponding 2002 periods.

     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue, which was $13.9 million and $44.4 million for the three and nine months ended September 30, 2003, respectively, has declined on an annual basis as older systems are withdrawn from service. We expect maintenance service revenue to continue to decline slowly over the next twelve months as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. Professional services revenue was $957,000 and $3.3 million for the three and nine months ended September 30, 2003, and we expect this revenue to decline from the third quarter to the fourth quarter.

     Operating Expenses

     Cost of Product Revenue. We had cost of product revenue of $25.7 million and $67.7 million for the three and nine months ended September 30, 2003, compared to $12.4 million and $29.2 million for the respective 2002 periods. Our cost of product represented 52% and 55% of product revenue for the three and nine months ended September 30, 2003, compared to 58% and 53% for the corresponding 2002 periods. The lower cost of product revenue in the first nine months of 2002 was due in large part to the sale of $5.9 million of inventory previously written down to zero cost in the first quarter of 2002.

     Our cost of product revenue in the first nine months of 2003 was adversely affected by start-up costs incurred in the Cray X1 ramp-up, particularly in the first half of the year. The improvement in product margins in the third quarter of 2003 was due primarily to increased factory efficiencies and lower cost of components. While these factors will continue to affect product margins in the fourth quarter positively, product margins will be negatively impacted by lower margins on the Red Storm project and we may grant favorable pricing for large multi-system contracts and to obtain strategic accounts. We expect product margins in the fourth quarter to decline slightly from third quarter levels.

     Cost of Service Revenue. We had cost of service revenue of $9.6 million and $30.8 million for the three and nine months ended September 30, 2003, compared to $12.1 million and $32.8 million for the corresponding 2002 periods. Our cost of service revenue represented 65% of service revenue for both the three and nine month periods ended September 30, 2003, compared to 58% and 54% for the corresponding 2002 periods.

     Several items impacted service costs in the third quarter and first nine months of 2003. Margins from maintenance revenue were adversely affected due to the withdrawal of legacy Cray systems without a commensurate decrease in maintenance expenses and personnel. As we reduce maintenance service personnel, cost of service is impacted adversely by associated severance expenses. In addition, the amortization of spare parts valued at the time of acquisition is an increasingly greater negative impact to service margins as the installed base of legacy products decline. This non-cash charge has been fixed at $1.1 million per quarter since the date of acquisition, and will continue until the spare parts are fully written-off in the first quarter of 2004. Professional services margins were very positive in the third quarter and are expected to be slightly positive in the fourth quarter. Favorably impacting maintenance costs during the third quarter and first nine months of 2003 was the respective $691,000 and $2.0 million reduction of the Cray T90 warranty reserves reflecting costs not directly charged to the reserve and our current estimate of future costs associated with Cray T90 maintenance.

     Maintenance revenue is expected to decline into 2004 before new shipments into the installed base offset retirements. Also, the legacy spares will be fully amortized and the cost of servicing the Cray T90 computers remaining in 2004 past the first quarter is not expected to exceed the associated service revenue. Maintenance costs should then stabilize between 60% to 65% of revenue.

     Research and Development

     Research and development expenses for the three and nine months ended September 30, 2002, and 2003 reflect our costs associated with the development of the Cray X1 system and in 2003 its enhancements and successors, and to a lesser extent, the Cray MTA-2 in both the 2002 and 2003 periods, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development expenses in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for 2002 and 2003 were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2003	2002	2003

Gross research and development	$12,376	$17,864	$40,927	$49,143
Governmental funding	(5,075)	(7,331)	(14,487)	(20,772)

Net research and development	$7,301	$10,533	$26,440	$28,371

     Net research and development expenditures represented 16% and 17% of revenue for the three and nine months ended September 30, 2003, and 17% and 23% for the three and nine months ended September 30, 2002.

     We expect that gross research and development expenses will reach or slightly exceed $65 million for 2003 as a whole as we ramp-up our work on the Red Storm and Cascade projects. However, we expect that net research and development expenses will remain flat or decline in the last quarter of 2003, primarily due to increased governmental funding, and will decline as a percentage of overall revenue as we increase our overall revenue.

     Government funding levels has not been even throughout the year. In the first quarter of 2003 development funding for the Cray X1 system concluded. Although we have entered into agreements for additional funding for follow-on products, the transition of our engineers to these projects was not immediate, resulting in less government funding for the second and third quarters of 2003 than anticipated. We expect to receive this funding in subsequent quarters.

     Marketing and Sales

     Marketing and sales expenses were $6.7 million and $18.4 million for the three and nine months ended September 30, 2003, compared to $5.2 million and $14.9 million for the respective 2002 periods. The increase in these expenses from 2002 to 2003 was due to the roll out of the Cray X1 product line and increased sales commissions due to higher sales activity. We expect marketing and sales expenses to grow in line with product revenue in the fourth quarter of 2003.

     General and Administrative

     General and administrative expenses were $3.2 million and $7.7 million for the three and nine months ended September 30, 2003, compared to $2.1 million and $6.0 million for the respective 2002 periods. Third quarter 2003 general and administrative expenses compared to the 2002 period were adversely impacted by additional personnel and related compensation expense, severance expenses and legal costs and settlement expenses related to a patent litigation matter. We expect general and administrative expenses to decline slightly in the fourth quarter of 2003.

     Restructuring Charges

     Restructuring charges were zero for the three and nine months ended September 30, 2003, compared to zero and $1.9 million for the three and nine months ended September 30, 2002, representing primarily severance expenses related to the termination of 20 employees in the first quarter of 2002.

     Other Income (Expense), net

     Other income was $307,000 and $1.0 million for the three and nine months ended September 30, 2003, compared to other income of $62,000 and $2.5 million for the respective 2002 periods and consisted primarily in 2003 of foreign currency gains from inter company receivables. The decrease in other income from 2002 primarily resulted from a negotiated settlement of an accrued cancellation charge on a purchase commitment in the first quarter of 2002.

     Interest Income (Expense), net

     Interest income was $167,000 and $482,000 for the three and nine months ended September 30, 2003, compared to $23,000 and $59,000 for the respective 2002 periods. The higher amount in 2003 reflects our increased average cash position due to the completion of our public offering of common stock in the first quarter of 2003 and increased cash from operations in the third quarter of 2003.

     Interest expense was $7,000 and $213,000 for the three and nine months ended September 30, 2003, compared to $526,000 and $1.6 million for the respective 2002 periods. Third quarter 2003 interest expense reflected interest on our capital leases; for the first nine months of 2003, interest expense reflected interest on our term loan for the first fourth months of the year and interest on our capital leases. The interest expense for 2002 was largely due to a non-cash charge of $435,000 associated with the convertible debenture financing completed in November 2001, and $1.2 million of interest on our term loan, line of credit and capital leases. In April 2003 we paid off the term loan in full and we have not borrowed under our line of credit since May of 2002.

     Taxes

     We recorded a provision of $86,000 and $528,000 for income taxes in foreign countries and certain U.S. states for the three and nine months ended September 30, 2003, compared to $474,000 and $1.5 million for the respective 2002 periods. The decline in 2003 largely is due to lower earnings in foreign countries. There has been no provision for U.S. federal income taxes, other than for alternative minimum taxes, for any period.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $116.4 million at September 30, 2003, compared to $54.9 million at December 31, 2002. Over that period, cash, cash equivalents, and short-term investments increased from $23.9 million to $68.9 million. At September 30, 2003, we had working capital of $109.1 million compared to $27.4 million at December 31, 2002. In the first quarter of 2003, we realized $49.1 million of net proceeds from the public sale of our common stock. Our accounts receivable balance at September 30, 2003 of $47.5 million included the following third quarter non-revenue generating items: $6.2 million of product prepayments and $5.7 million of governmental funding.

     Net cash used by operating activities for the nine months ended September 30, 2003, was $11.8 million compared to $4.5 million for the respective 2002 period; the 2003 nine month results were favorably impacted by third quarter operations which generated net cash of $24.3 million. For the nine months ended September 30, 2003, net operating cash was used primarily by increases in accounts receivable and inventory and decreases in warranty reserve offset in part by increases in accounts payable.

     Net cash used by investing activities was $30.0 million for the nine months ended September 30, 2003, compared to $5.4 million for the respective 2002 period. Net cash used by investing activities for 2003 consisted primarily of purchases of $26.0 million of short-term investments following completion of our public offering of common stock and $4.0 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2002, the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases.

     Net cash provided by financing activities was $60.6 million for the nine months ended September 30, 2003, compared to $24.4 million for the respective 2002 period. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million, and $14.0 million from warrant and stock option exercises. We used $3.9 million to retire our term loan debt. In the nine months ended September 30, 2002, we raised $15.6 million primarily through the sale of common stock and received another $10.8 million through the exercise of warrants. We also converted $24.9 million of preferred stock into common stock during the second quarter of 2003.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we increase production of Cray X1 systems and move to production of the Cray X1E system and Red Storm project, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2003 capital expenditure budget for property and equipment is estimated currently at $2.9 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of September 30, 2003 (in thousands):

	Payments Due By Periods

		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years

Notes payable	$29	$29	$	$
Capital lease obligations	212	212
Operating leases	17,396	3,134	8,762	5,500

Total contractual cash obligations	$17,637	$3,375	$8,762	$5,500

     At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue and receipt of government funding of research and development activities and the need to purchase inventory. We believe our current cash resources will be adequate for the next twelve months.

     We may consider additional financings to enhance our cash and working capital positions if we experience lower than anticipated product sales due to delays in the availability of Cray X1E or Red Storm systems for customer deliveries or if we fail to receive sufficient government support for our products and research activities, or if we were successful in our product developments and market conditions were favorable.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

     Factors Related To Our Business

     If application programs were not successfully ported to the Cray X1 system, we would have difficulty selling these systems to a number of customers. To make sales of the Cray X1 system in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to the Cray X1 system and tuned so that they will achieve high performance. The Cray X1 system has a new architecture that makes porting and tuning of application programs difficult. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and customers to undertake this activity. The relatively low volume of supercomputer sales makes it difficult for us to attract independent software vendors to make this investment. We also modify and rewrite thirty-party and customer specific application programs to run on the Cray X1 system. There can be no assurance that we will be able to induce the third-party vendors and customers to rewrite their applications or that we will rewrite successfully third-party and customer specific applications for use on the Cray X1 system.

     We may not be successful in completing the Red Storm project on time and on budget, which would adversely affect our earnings. Our efforts to complete the development and delivery of the Red Storm project for Sandia National Laboratories in 2004 on time and on budget are subject to significant risks. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. Our success depends on third-party software development, some of which is to be supplied by Sandia National Laboratories. The contract is incrementally funded and is subject to future federal government appropriations. This project is lengthy and technically challenging, and requires a significant investment of engineering and other resources. Falling behind schedule or incurring cost overruns would adversely affect our capital resources and earnings.

     We may face significant pressure on the pricing of our products, which may result in lower margins and earnings. We anticipate that the product line based on the Red Storm system, which is targeted for markets now largely served by clustered systems, generally will have lower margins than our vector-based products due to a more competitive market. We also face margin pressure for our Cray X1 systems in 2004, particularly as we near introduction of the Cray X1E system. We may grant favorable pricing for large multi-system contracts and to obtain strategic accounts. We may not be able to sell sufficient additional systems and produce more revenue to offset lower gross margins; if not our earnings would be reduced.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our profitability would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government; in the first nine months of 2003, approximately 84% of our product revenue was derived from such sales. Our initial sales of Cray X1 systems have been to government agencies in the United States and other countries, and we expect that will continue throughout 2003 and largely in 2004. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. The U.S. Congress only recently adopted the budget for the Department of Defense and has not yet adopted budgets for the Department of Energy and other agencies, which may affect our sales in 2004. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced which could lead to reduced profitability or a loss in future periods.

     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2004 and beyond. We expect that our success in 2004 and in the following years depends on completing the Red Storm project, adapting the Red Storm concept to a highly scalable microprocessor-based high bandwidth Linux system for the governmental, industrial and academic markets and developing the Cray X1E system as a significant enhancement to the Cray X1 system; in subsequent years we must develop further enhancements to the Red Storm system and develop the Black Widow system as a successor to the Cray X1 and X1E systems. We also must integrate our product lines so that we use as many common components and systems as possible. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Difficulties in delivering the initial Cray X1 systems and integrating large configurations of the Cray X1 system have introduced delays in the development schedule for the Cray X1E and Black Widow systems; we may not be successful in shortening these development schedules. Delays in completing the design of the hardware components, of software for the systems or in integrating the full systems would make it difficult for us to develop and market these systems successfully. If we were unable to market and sell the Cray X1E and Red Storm systems in the latter of part of 2004, our revenue and earnings would be adversely affected. We are dependent on our vendors to manufacture components of these systems, and few companies can meet our design requirements. The failure of vendors to manufacture our components to our design specifications would delay the completion of our products. Redesign work may be costly and cause delays in the development of these systems.

     If we were unable to continue to improve our Cray X1 system software, our revenue and profits would be reduced. We need to scale our Cray X1 system software to run satisfactorily on four and larger number of cabinet systems in order to market and sell larger configurations of Cray X1 systems. We also need to improve the reliability of system software to sell Cray X1 systems to production environment governmental and industrial customers. We continue to fix reported software problems and anticipate additional software problems to be reported in the future.

     Procurement proposals based on theoretical peak performance reduce our ability to market our systems. Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Some of our competitors offer systems with higher theoretical peak performance at lower comparable prices, although their actual sustained performance on real applications frequently is a small fraction of their theoretical peak performance. Nevertheless, a number of requests for proposals, primarily from governmental agencies in the United States and elsewhere, continue to have criteria based wholly or significantly on theoretical peak performance. Under such criteria, the price/actual performance ratio of our products compares unfavorably to the price/peak performance ratio of our competitors’ products. Unless these criteria are changed, we are disadvantaged in these instances by being unable to submit competitive bids, which limits our revenue potential.

     The change by NEC Corporation of our distribution rights for the Cray SX-6 system may decrease our revenue and increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. Effective August 1, 2003, our North American distribution rights for this product became non-exclusive. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. NEC may decide to compete directly with us in North America, which could adversely affect our revenue. Outside of North America, NEC has competed aggressively based on price, and promised deliveries of its NEC SX-8 system, which it has not yet announced formally.

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

     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits (processor and memory), printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We use a contract manufacturer to assemble our components for the Cray X1 and other systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a supplier did not provide components that meet our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem by a supplier or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

•	if we were ever unable to locate a supplier for a key component, we would be unable to deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.

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

     If we cannot attract, retain and motivate key personnel, we may be unable to implement effectively our business plan. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. Recruitment for highly skilled management, technical, marketing and sales personnel is very competitive, and we may not be successful in attracting and retaining such personnel.

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

Factors Related To An Investment In Our Company

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly and annual revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales price of our products, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until our customers accept our products. These factors make forecasting revenue and earnings in any short-term period very difficult. The acceptances of two large installations of Cray X1 systems are scheduled for the fourth quarter and largely depend on the availability of single-image system software operating satisfactorily on 256 processor systems. If these systems were not accepted in the fourth quarter, revenue would move to subsequent quarters and adversely affect fourth quarter and 2003 operating results. We were able to book most of the 2003 sales for the Cray X1 systems through a few very large contracts entered into during the first quarter of 2003. Sales of Cray X1 systems in 2004 will be pursuant more numerous and smaller contracts, often in very competitive situations. If we do not obtain a sufficient number of such contracts, our operating results in any particular period will be adversely affected. Red Storm revenue and margin may fluctuate from quarter to quarter due to the level of contract activity, including purchases of materials and changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our customers may be subject to the appropriation and funding schedules of the relevant government agencies. The U.S. Congress only recently adopted the budget for the Department of Defense and has not yet adopted budgets for the Department of Energy and other agencies, which may affect our sales in 2004. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	timing of the receipt of necessary export licenses; or

•	currency fluctuations and international conflicts or economic crises.

     We have experienced annual losses from operations prior to 2002, and we may not achieve net income on a consistent basis. We experienced net losses in each full year of our operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For the year ended December 31, 2002, we had net income of $5.4 million and for the first nine months of 2003 we had net income of $17.5 million. Whether we will achieve net income on a consistent basis will depend on a number of factors, including:

•	our ability to market and sell the Cray X1 system, the Cray X1E system, Red Storm and other products;

•	our ability to maintain the Red Storm project and development of the Cray X1E system and subsequent development projects on schedule;

•	the level of revenue in any given period;

•	our expense levels, particularly for research and development and manufacturing and service costs; and

•	the terms and conditions of sale or lease for our products.

     Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income on a quarterly basis in the future.

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

     Additional financings may be dilutive to our shareholders. We may need to raise additional equity or debt capital if we experience lower than anticipated product sales due to delays in availability of Cray X1E or Red Storm systems for delivery to customers or general economic conditions, or if we fail to receive sufficient governmental support for our products and research activities. If we are successful in our product developments and market conditions were favorable, we may consider financings to enhance our cash and working capital positions. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2003, we had outstanding:

•	71,565,199 shares of common stock;

•	warrants to purchase 7,816,523 shares of common stock; and

•	stock options to purchase an aggregate of 12,179,204 shares of common stock, of which 7,016,139 options were then exercisable.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. At September 30, 2003, warrants to purchase 2,376,673 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, expire between January 20, 2004, and November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock, at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     Factors Related To Our Industry

     If we are unable to compete successfully against larger, more established companies in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, NEC, Hewlett-Packard, SGI and Sun Microsystems. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. Periodic announcements by our competitors of new high performance computer systems (or plans for future systems) and price adjustments may reduce customer demand for our products. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 2003, our short-term investment balance was $26.0 million.

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

(b) Reports on Form 8-K

     A report on Form 8-K for an event of September 2, 2003, was filed on September 5, 2003, reporting Company officers who have entered into 10b5-1 plans under Item 5, “Other Events.”

     A report on Form 8-K for an event of August 25, 2003, was filed on August 28, 2003, reporting Company officers who have entered into 10b5-1 plans under Item 5, “Other Events.”

     A report on Form 8-K for an event of August 20, 2003, was filed on August 21, 2003, reporting Company officers who have entered into 10b5-1 plans under Item 5, “Other Events.”

     A report on Form 8-K for an event of August 14, 2003, was filed on August 18, 2003, reporting Company officers who have entered into 10b5-1 plans under Item 5, “Other Events.”

     A report on Form 8-K for an event of August 7, 2003, was filed on August 7, 2003, reporting the hire of Peter J. Ungaro as Vice President, Worldwide Sales and Marketing under Item 5, “Other Events.”

     A report on Form 8-K for an event of July 31, 2003, was filed on August 1, 2003, reporting the issuance of a press release of the Company’s second quarter financial results under Item 5, “Other Events.”

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

November 14, 2003	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
President and Chief Executive Officer

/s/ SCOTT J. POTERACKI

Scott J. Poteracki
Chief Financial and Accounting Officer