Form 10-K/A
period 2002-12-31
CRAY INC
filed 2004-03-12
CIK 949158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

     This amendment No. 1 to Form 10-K is being filed to give effect to the restatement of the 2002 and 2001 consolidated financial statements as discussed in Note 20 to the consolidated financial statements.

CRAY INC.

FORM 10-K/A
For Fiscal Year Ended December 31, 2002

     Cray, Cray-1, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray Y-MP, Cray C90, Cray J90, Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray SX-6, Cray MTA, Cray MTA-2, Cray MTX, Cray X1 and Cray X1e are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

Forward-Looking Statements

     This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

     The greatest differentiator between our systems and Type T systems, such as clusters, is bandwidth. When we speak of “bandwidth,” we mean the ability of processors to communicate with the system’s memory, with other processors and with input/output (“I/O”) connections. Because our systems employ more connections, or wires, we package these connections more densely than our major competitors, and we transfer data through these connections at very high rates; our supercomputers are able to handle more data at higher speeds. As our systems are optimized for bandwidth and internal communications, they are sometimes referred to as “Type C” systems because they emphasize communication capabilities rather than transistors.

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

Government/Classified

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

Weather/Environmental

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

Software

     We design and maintain our system software internally. We support multiple operating systems, although all are based on UNIX. The Cray X1 operating system is UNIX-based with common UNICOS extensions. We offer UNICOS/mk in the T3E, UNICOS in the SV1ex and earlier vector processing systems and a UNIX-based system called Cray MTX for the Cray MTA-2 system. The Cray SX-

6 system and successors use NEC’s SUPER-UX operating system, also based on UNIX.

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

     No single end-user customer accounted for 10% or more of our revenue for each of the last three years, but agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 79% of our 2002 revenue, 85% of our 2001 revenue and 54% of our 2000 revenue. Information with respect to our international operations and export sales is set forth in Note 15 of the Notes to the Consolidated Financial Statements.

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

Competition

     The high performance computer market is intensely competitive. The barriers to entry are high, as is the cost of remaining competitive. We compete by offering systems that have superior sustained performance, price/performance based on that sustained performance and lower cost of operation coupled with our excellent post-sale service capabilities and established customer relationships.

     IBM, SGI, Hewlett-Packard and Sun Microsystems offer Type T and low bandwidth massively parallel systems for the high performance market. These systems offer greater performance and price/performance on small problems and larger problems lacking complexity and offer higher theoretical peak performance.

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

     We may infringe or be subject to claims that we infringe the intellectual property rights of others, and we are defending a lawsuit asserting infringement claims. Third parties may assert intellectual property infringement claims against us, and such claims, if proved, could require us to pay substantial damages or to redesign our existing products. Regardless of the merits, any claim of infringement requires management attention and causes us to incur significant expense to defend. For example, we defended a recently commenced lawsuit alleging that the evaporative spray cooling system in our Cray X1 system infringes patents and trade secrets held by a third party. The complaint sought injunctive relief and damages. In April 2003, we and ISR settled the litigation.

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

Item 2. Properties

     The Company’s principal properties are as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	222,000
Seattle, WA	Executive offices, hardware and software development, sales and marketing	85,000

		Approximate
Location of Property	Uses of Facility	Square Footage

Mendota Heights, MN	Software development, sales and marketing operations	40,000

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

Item 3. Legal Proceedings

     On June 26, 2002, we accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. We are the only defendant. The complaint alleges that SGI approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleges that, when we acquired the Cray Research business unit from SGI in 2000, we received assets and other information, including the ISR confidential information, and that we currently are utilizing the ISR confidential information and that such use is both improper and infringes three ISR patents relating to spray cooling technology. The complaint further alleges that we and SGI have improperly disclosed ISR confidential information. The complaint seeks judgment that we be enjoined from infringing the ISR patents, that ISR be awarded treble damages for our alleged willful infringement of the ISR patents, and that we have been unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, we answered the ISR complaint, denying the substantive allegations. In April 2003, we and ISR entered into an agreement settling the litigation. The settlement did not have a material effect on us.

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

Item 6. Selected Financial Data

     Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business unit acquired on April 1, 2000. Period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. See “Business — Our History — Cray Research Acquisition” above. The selected financial data for the years ended December 31, 1998, 1999, 2000, 2001, and 2002 are derived from our audited consolidated financial statements.

	Years ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except for per share and statistical data)
Operating Data:
Product Revenue	$1,274	$1,794	$46,617	$51,105	$76,519
Service Revenue	714	320	71,455	82,502	78,550
Cost of Product Revenue	3,759	15,165	32,505	30,657	41,187
Cost of Service Revenue	584	273	34,077	41,181	42,581
Research and Development	13,664	15,216	48,426	53,926	32,861

	Years ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except for per share and statistical data)
Net Income (Loss)	(19,803)	(34,532)	(25,388)	(35,228)	5,403
Comprehensive Income (Loss)	(20,736)	(34,647)	(25,516)	(35,862)	5,874
Net Income (Loss) per Common Share
Basic	$(1.70)	$(1.74)	$(0.78)	$(0.87)	$0.11
Diluted	$(1.70)	$(1.74)	$(0.78)	$(0.87)	$0.10
Weighted Average Outstanding Shares
Basic	12,212	19,906	32,699	40,632	47,969
Diluted	12,212	19,906	32,699	40,632	54,417
Balance Sheet Data:
Cash and Cash Equivalents	$3,162	$10,069	$4,626	$12,377	$23,916
Working Capital	7,269	9,208	(25,970)	(5,724)	27,351
Warranty Reserves, Long-term Portion			14,285	8,479	2,326
Capital Leases	1,115	1,002	633	768	393
Term Loan Payable				6,071	3,929
Notes Payable		1,291	8,611	8,873	215
Total Assets	20,288	23,410	136,193	127,087	145,245
Shareholders’ Equity	11,889	14,307	36,147	14,804 *	58,615	*
Statistical Data:
Number of Full-time Employees	109	123	886	842	843

* As restated. See Note 20 to the Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K/A are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm contract, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill

     Approximately 16% of our assets as of December 31, 2002, consisted of goodwill resulting from our acquisition of the Cray Research business unit from SGI in 2000. As discussed in the “Recent Accounting Pronouncements” section in Note 2 of the Notes to the Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets on January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. These ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

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

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

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

Goodwill

     We incurred no amortization expense for the year ended December 31, 2002, compared to $7.0 million and $5.2 million for the 2001 and 2000 periods. Amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000. Following the implementation of SFAS No. 142, we determined that there was no impairment related to goodwill as of January 1, 2002, and we did not record any amortization of goodwill in 2002. See “Recent Accounting Pronouncements” in Note 2 of the Notes to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

     Cash, cash equivalents and accounts receivable totaled $54.9 million at December 31, 2002, compared to $37.1 million at December 31, 2001. Over that period, cash increased from $12.4 million to $23.9 million, while restricted cash balances, which serve as collateral for capital equipment loans and leases, decreased from $353,000 to zero. At December 31, 2002, we had working capital of $27.4 million compared to a working capital deficit of $5.7 million at December 31, 2001. In the first quarter of 2003, we realized approximately $49.1 million of net proceeds from the public sale of our common stock.

     The reduction in net cash used in operating activities for 2002 to $8.7 million compared to $26.6 million for 2001 was primarily due to $5.4 million of net income for 2002, compared to a net loss of $35.2 million for 2001. For 2002, net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues.

     Net cash used by operating activities was $26.6 million for the year ended December 31, 2001, compared to net cash provided of $5.1 million in 2000. For 2001, net operating cash flows were primarily attributed to our net loss, offset by depreciation and amortization, along with decreases in accounts payable and warranty reserves. The increase in net cash used in operating activities in 2001 over 2000 was primarily attributed to the acquisition of the Cray Research business unit in April of 2000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Substantially all of our cash equivalents are held in money market funds or commercial paper of less than 90 days that is held to maturity. Accordingly, we believe that the market risk arising from our holdings of these financial instruments is minimal. We sell our products primarily in North America, but with significant sales in Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, we are subject to foreign currency exchange risks. We believe that a 10% change in foreign exchange rates would not have a material impact on the financial statements. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold any derivative instruments and have not engaged in hedging transactions.

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

Item 14. Controls and Procedures

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’S form and rules. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our principal executive and financial officers have concluded that our controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

     Consolidated Balance Sheets (Restated) at December 31, 2001 and December 31, 2002

     Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended

          December 31, 2002

     Consolidated Statements of Shareholders’ Equity (Restated) for each of the three years in the period ended December 31, 2002

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

(a)(3) Exhibits

     The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and certifications and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

(b) Reports on Form 8-K

     We filed no Reports on Form 8-K in the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 12, 2004.

CRAY INC.

By	/s/ JAMES E. ROTTSOLK

James E. Rottsolk Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 12, 2004.

	Signature	Title

By	/s/ JAMES E. ROTTSOLK	President, Chief Executive Officer and
Chairman of the Board of Directors
James E. Rottsolk

By	/s/ BURTON J. SMITH	Director

Burton J. Smith

By	/s/ SCOTT J. POTERACKI	Chief Financial Officer and
Chief Accounting Officer
Scott J. Poteracki

By	/s/ DAVID N. CUTLER*	Director

David N. Cutler

By	/s/ DANIEL J. EVANS*	Director

Daniel J. Evans

By	/s/ KENNETH W. KENNEDY, Jr.*	Director

Kenneth W. Kennedy, Jr.

By	/s/ STEPHEN C. KIELY*	Director

Stephen C. Kiely

By	/s/ WILLIAM A. OWENS*	Director

William A. Owens

*By	/s/ KENNETH W. JOHNSON

Kenneth W. Johnson Attorney-in-Fact

CERTIFICATIONS

I, James E. Rottsolk, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Cray Inc.;

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

/s/ JAMES E. ROTTSOLK James E. Rottsolk President and Chief Executive Officer

Date: March 12, 2004

I, Scott J. Poteracki, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Cray Inc.;

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

/s/ SCOTT J. POTERACKI Scott J. Poteracki Chief Financial and Accounting Officer

Date: March 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Silicon Graphics, Inc. and the Company, dated as of March 1, 2000(3)

2.2	Amendment No. 1 to the Asset Purchase Agreement between Silicon Graphics, Inc., and the Company, dated as of March 31, 2000(3)

3.1	Restated Articles of Incorporation(1)

3.2	Statements of Rights and Preferences of the Series A Convertible Preferred Stock(12)

3.3	Amended and Restated Bylaws(11)

4.1	Form of Common Stock Purchase Warrant due September 28, 2003(15)

4.2	Form of Common Stock Warrants due January 20, 2004 and March 30, 2004(16)

4.3	Form of Common Stock Purchase Warrants due March 9, 2004(17)

4.4	Form of Common Stock Purchase Warrant due May 17, 2004(18)

4.5	Form of Common Stock Purchase Warrants due June 21, 2004(19)

4.6	Form of Common Stock Purchase Warrant due November 6, 2004(9)

4.7	Form of Common Stock Purchase Warrant due August 30, 2006(20)

4.8	Form of Common Stock Purchase Warrant due June 21, 2009(21)

10.1	1988 Stock Option Plan(2)*

10.2	1995 Stock Option Plan(2)*

10.4	1995 Independent Director Stock Option Plan(2)*

10.5	1999 Stock Option Plan(5)*

10.6	2000 Non-Executive Stock Option Plan(5)

10.7	2001 Employee Stock Purchase Plan(14)*

10.8	Form of Management Continuation Agreement between the Company and its executive officers and certain other employees(10)*

10.9	Executive Severance Policy*

10.10	Letter of Agreement effective October 1, 2001 between the Company and Mr. Michael Haydock regarding his employment(13)*

10.11	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)

10.12	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

10.13	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002

10.14	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

10.15	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002

10.16	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)

10.17	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003

Exhibit
Number	Description

10.18	Agreement between Foothill Capital Corporation and the Company, dated March 28, 2001(8)

10.19	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)

10.20	Distribution Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)+

10.21	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)+

10.22	Maintenance Agreement between NEC Corporation and Cray Inc., dated as of February 28, 2001(12)+

21.1	Subsidiaries of the Company

23.1	Independent Auditors’ Consent

24	Power of Attorney (included on the signature page of this report)

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial and Accounting Officer

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on August 14, 2000.

(2)	Incorporated by reference to Form SB-2 Registration Statement, Registration No. 33-95460-LA, as filed with the Commission on August 3, 1995.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on April 17, 2000.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2001.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on November 28, 2001.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on February 7, 2003.

(12)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year December 31, 2001.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 6, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-67885), filed on November 24, 1998.

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-30644), filed on February 17, 2000.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-76223), filed on April 13, 1999.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-102392), filed on January 7, 2003.

(19)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on June 30, 1999.

(20)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on September 4, 2002.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), filed on March 30, 2001.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2001	2002

	(as restated, see note 20)
ASSETS
Current assets:
Cash and cash equivalents	$12,377	$23,916
Restricted cash	353
Accounts receivable, net of allowance of $936 in 2001 and $1,098 in 2002	24,764	31,017
Inventory	18,950	24,033
Prepaid expenses and other assets	3,954	5,805

Total current assets	60,398	84,771
Property and equipment, net	27,668	24,799
Service spares, net	12,267	9,279
Goodwill	22,680	22,680
Long-term receivable	550
Deferred tax asset	743	263
Other assets	2,781	3,453

TOTAL	$127,087	$145,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,295	$13,173
Accrued payroll and related expenses	12,063	15,573
Accrued loss on purchase commitment	4,602
Other accrued liabilities	5,850	4,396
Deferred revenue	22,762	18,406
Current portion of warranty reserves	6,574	3,273
Current portion of obligations under capital leases	347	241
Current portion of term loan	2,143	2,143
Current portion of notes payable	486	215

Total current liabilities	66,122	57,420
Warranty reserves	8,479	2,326
Obligations under capital leases	421	152
Term loan payable	3,928	1,786
Notes payable	8,387
Series A Convertible Preferred Stock, par $.01 — Authorized, issued and outstanding, 3,125 shares	24,946	24,946
Commitments and contingencies (see Note 8 and 9)
Shareholders’ equity:
Common Stock, par $.01 — Authorized, 100,000 shares; issued and outstanding, 42,187 and 56,039 shares, respectively	173,318	211,255
Accumulated other comprehensive loss	(762)	(291)
Accumulated deficit	(157,752)	(152,349)

	14,804	58,615

TOTAL	$127,087	$145,245

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

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

As Restated, see note 20

(in thousands)

	Common Stock			Accumulated
				Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

BALANCE, January 1, 2000	25,212	$111,445	$(97,136)		$14,309
Issuance of shares under Employee Stock Purchase Plan	179	754			754
Cash received on subscribed common stock		900			900
Common stock issued in private placement, net of issuance costs of $1,830	5,227	24,287			24,287
Beneficial conversion feature in notes and interest expense recognized on convertible warrants		1,283			1,283
Common stock issued in exchange for notes	1,671	3,906			3,906
Issuance of shares under Company 401(k) Plan	14	92			92
Exercise of stock options	69	182			182
Exercise of warrants	1,878	8,885			8,885
Options issued for services		156			156
Warrants issued for services		209			209
Issuance of common stock to SGI	1,000	6,700			6,700
Other comprehensive loss:
Cumulative currency translation adjustment				$(128)	(128)

Net loss			(25,388)		(25,388)

BALANCE, December 31, 2000	35,250	158,799	(122,524)	(128)	36,147
Issuance of shares under Employee Stock Purchase Plan	692	1,190			1,190
Options issued for debt		225			225
Common stock issued	1,747	3,430			3,430
Beneficial conversion feature in notes and warrants		1,194			1,194
Stock issued to consultants	75	141			141
Common stock issued in exchange for notes, net of issuance costs of $821	4,077	7,479			7,479
Issuance of shares under Company 401(k) Plan	330	683			683
Exercise of stock options	16	28			28
Warrants issued for services		24			24
Warrants issued for credit facility		125			125
Other comprehensive loss:
Cumulative currency translation adjustment				(634)	(634)
Net loss			(35,228)		(35,228)

BALANCE, December 31, 2001	42,187	173,318	(157,752)	(762)	14,804
Common stock issued, less issuance costs of $973	4,891	12,927			12,927
Convertible debentures converted to common stock, less issuance costs of $398	3,957	8,902			8,902
Issuance of shares under Employee Stock Purchase Plan	408	1,317			1,317
Issuance of shares under Company 401(k) Plan	257	568			568
Common stock issued for accrued interest on convertible debentures	182	670			670
Exercise of stock options	530	1,413			1,413
Exercise of warrants, less issuance costs of $545	3,627	11,759			11,759
Warrants issued for consulting services		230			230
Compensation expense on related party notes		151			151
Other comprehensive income:
Cumulative currency translation adjustment				471	471
Net income			5,403		5,403

BALANCE, December 31, 2002	56,039	$211,255	$(152,349)	$(291)	$58,615

See accompanying notes

	Years ended December 31,
	2000	2001	2002
Operating activities
Net income (loss)	$(25,388)	$(35,228)	$5,403
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14,349	14,157	15,364
Amortization of goodwill	5,217	6,981
Write-off of related party notes		347
Loss (gain) on disposal of assets	3,289		(38)
Imputed interest	1,437
Interest paid through issuance of common stock			670
Amortization of beneficial conversion feature of notes payable	336	814	1,127
Common stock issued to consultant		141
Compensation expense on related party notes			151
Non-cash warrant and option expense	567	372	230
Deferred income taxes		(743)	480
Cash provided (used) by changes in operating assets and liabilities, net of the effects of the Cray Research acquisition:
Accounts receivable	(20,483)	(84)	(6,434)
Spares		(440)	(121)
Inventory	2,681	8,221	(8,442)
Long-term receivable		(550)	550
Prepaid expenses and other assets	(2,416)	(1,198)	(3,005)
Accounts payable	11,587	(5,598)	1,932
Accrued purchase commitment and other accrued liabilities	5,331	(2,406)	(6,231)
Accrued payroll and related expenses	6,032	40	3,612
Warranty reserve	(15,053)	(17,228)	(9,454)
Deferred revenue	17,598	5,761	(4,483)

Net cash provided (used) by operating activities	5,084	(26,641)	(8,689)
Investing activities
Cash used for acquisition	(51,585)
Proceeds from sale of property and equipment			46
Purchases of property and equipment	(5,835)	(9,472)	(6,038)

Net cash used by investing activities	(57,420)	(9,472)	(5,992)
Financing activities
Restricted cash	371	408	353
Related party (receivable)/payments	(129)	122
Issuance of notes payable	12,500	9,300
Issuance of common stock	26,033	5,305	14,812
Issuance costs on common stock		(821)
Proceeds from exercise of options	182	28	1,413
Proceeds from exercise of warrants	8,885		11,759
Proceeds from term loan		7,500
Principal payments on term loan		(1,429)	(2,142)
Principal payments on bank note	(253)	(943)	(485)
Sale of preferred stock		24,946
Principal payments on capital leases	(568)	(371)	(375)

Net cash provided by financing activities	47,021	44,045	25,335

Effect of foreign exchange rate changes on cash and cash equivalents	(128)	(181)	885

Net increase (decrease) in cash and cash equivalents	(5,443)	7,751	11,539
Cash and cash equivalents
Beginning of period	10,069	4,626	12,377

End of period	$4,626	$12,377	$23,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$347	$968	$944
Cash paid for income taxes		1,337	1,381
Non-cash investing and financing activities
Inventory transfers to fixed assets	5,233		595
Common stock issued for acquistion of assets	6,700
Fixed asset additions through issuance of notes payable		585
Fixed assets acquired through capital leases	199	506
Note payable converted to common stock	4,200	8,300	9,300
Beneficial conversion feature on notes payable and related warrants	1,083	1,194

See accompanying notes	F-4

	Years ended December 31,

	2000	2001	2002

Beginning of period	10,069	4,626	12,377

End of period	$4,626	$12,377	$23,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$347	$968	$944
Cash paid for income taxes		1,337	1,381
Non-cash investing and financing activities
Inventory transfers to fixed assets	5,233		595
Common stock issued for acquisition of assets	6,700
Fixed asset additions through issuance of notes payable		585
Fixed assets acquired through capital leases	199	506
Note payable converted to common stock	4,200	8,300	9,300
Beneficial conversion feature on notes payable and related warrants	1,083	1,194

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS RESTATED

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

Fair Values of Financial Instruments

     At December 31, 2002, the Company had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and term loan. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, capital leases, and long-term debt approximates their fair value based on the short-term nature of these financial instruments or based on borrowing rates currently available to the Company.

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

Stock-Based Compensation

     The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2000, 2001, and 2002 would have been the pro forma amounts indicated below (in thousands):

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

Segment Information

     The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See note 15 — Segment Information.

Warranty Reserve

     Certain components in the T90 vector computers manufactured by Silicon Graphics, Inc. (“SGI”) prior to the Company’s acquisition of the Cray Research operations have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company is continuing to take action that commenced prior to the acquisition to address this problem, and has recorded a reserve to provide for anticipated future losses on the T90 maintenance service contracts. Included in warranty reserves at December 31, 2001 and 2002, is an accrual of $14.5 million and $5.3 million, respectively, for estimated losses on service contracts covering the T90 product line. The reserve is calculated as the excess of estimated service costs over estimated service revenues for the term of the related contracts. Estimated service costs include cost of service spares, direct costs of service, indirect labor, and overhead allocations based on management estimates of time dedicated to service T-90 contracts. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $3.8 million for year ended December 31, 2002, resulting in a remaining T90 warranty reserve of $5.3 million at December 31, 2002. In addition, the Company also reduced a general product warranty reserve and a corresponding reduction to the cost of product revenue of $430,000 in the year ended December 31, 2002.

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

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

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

     In accordance with SFAS No. 142, supplemental comparative disclosure as if the change had been retroactively applied in the prior years is as follows (in thousands, except per share amounts):

	Years ended December 31,

	2000	2001

Reported net loss	$(25,388)	$(35,228)
Plus: goodwill amortization	5,217	6,981

Adjusted net loss	$(20,171)	$(28,247)

Reported basic and diluted net loss per share	$(0.78)	$(0.87)
Plus: goodwill amortization	0.16	0.17

Adjusted basic and diluted net loss per share	$(0.62)	$(0.70)

NOTE 3 ACCOUNTS RECEIVABLE, NET

     A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2001	2002

Trade accounts receivable	$22,263	$25,093

Government funding pass-through	3,437	4,838

Advance billings		2,184

	25,700	32,115

Allowance for doubtful accounts	(936)	(1,098)

	$24,764	$31,017

     The Company did not have an allowance for doubtful accounts prior to December 31, 2001.

	Balance			Balance
	January 1,	2001	2001	December 31,
	2001	Additions	Deductions	2001

Allowance for doubtful accounts		$936		$936

	Balance			Balance
	January 1,	2002	2002	December 31,
	2001	Additions	Deductions	2002

Allowance for doubtful accounts	$936	$334	$(172)	$1,098

NOTE 4 PROPERTY AND EQUIPMENT, NET

     A summary of property and equipment is as follows (in thousands):

	December 31,

	2001	2002

Land	$139	$131
Building	8,766	8,675
Furniture and equipment	6,269	9,948
Computer equipment	33,204	36,143
Leasehold improvements	3,021	3,140

	51,399	58,037
Accumulated depreciation	(23,731)	(33,238)

Property and equipment, net	$27,668	$24,799

NOTE 5 INVENTORY

     A summary of inventory is as follows (in thousands):

	December 31,

	2001	2002

Components and subassemblies	$6,411	$13,295
Work in process	10,994	8,324
Finished goods	1,545	2,414

	$18,950	$24,033

     Revenue for 2001 and 2002 includes $2.2 million and $5.9 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis.

NOTE 6 SERVICE SPARES, NET

     A summary of service spares is as follows (in thousands):

	December 31,

	2001	2002

Service spares	$22,602	$24,175
Accumulated depreciation	(10,335)	(14,896)

Service spares, net	$12,267	$9,279

NOTE 7 ACQUISITION

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

NOTE 8 RELATED PARTY TRANSACTIONS

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

NOTE 9 LEASE AGREEMENTS

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

	$393

NOTE 10 ACCRUED LOSS ON PURCHASE COMMITMENT

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

NOTE 11 FEDERAL INCOME TAXES

     Due to losses from operations, there has been no provision for or payments of U.S. federal income taxes for any period. The provision for income taxes consisted of (in thousands):

	Year ended December 31,

	2000		2001	2002

State:
Current	$		$143	$343
Deferred
Foreign:
Current		831	1,594	1,353

	Year ended December 31,

	2000	2001	2002

Deferred		(743)	480

Total provision for income taxes	$831	$994	$2,176

     Income (loss) before provision for income taxes consisted of (in thousands):

	Year ended December 31,

	2000	2001	2002

United States	$(26,388)	$(32,715)	$5,124
International	1,831	(1,519)	2,455

	$(24,557)	$(34,234)	$7,579

     The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate.

	2000	2001	2002

Federal income tax rate	35.0%	35.0%	35.0%
State taxes		1.7%	3.0%
Impact of state rate reduction on deferreds			5.8%
Foreign taxes	—3.3%	—0.2%	1.2%
Goodwill		—5.1%
Research and experimentation		4.4%
Other		—0.4%	0.4%
Effect of valuation allowance on deferred tax assets	—35.0%	—38.3%	—16.7%

Effective income tax rate	—3.3%	—2.9%	28.7%

     Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company’s deferred income tax assets are as follows:

	2001	2002

Warranty reserve	$6,139	$2,097
Inventory reserve	7,530	883
Accrued compensation	1,736	2,318
Fixed assets	3,379	1,225
Research and experimentation	6,484	1,792
Deferred service revenue	729	1,281
Net operating loss carryforwards	50,775	54,598
Other	1,470	592

Gross deferred tax assets	78,242	64,786
Valuation allowance for deferred tax assets	(77,499)	(64,523)

Deferred tax asset	$743	$263

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

NOTE 12 NOTES PAYABLE AND TERM LOAN PAYABLE

     Notes payable consist of the following (in thousands except original principal and discount amounts):

	December 31,

	2001	2002

Note payable to bank, dated August 31, 1999, original principal of $544,000, interest at 10.48%, secured by equipment	$136	$
Note payable to bank, dated October 7, 1999, original principal of $389,000, interest at 8.71%, secured by equipment	118
Note payable to bank, dated April 25, 2001, original principal of $585,000, interest at 12.00%, due October 25, 2003, secured by equipment	446		215
Convertible notes payable to investors, dated November 6 and 15, 2001, original principal of $9,300,000, interest at 5.00%, due November 6, 2004, unsecured, net of discount of $1,127,000. (Note 14)	8,173

	8,873		215
Less current portion	(486)		(215)

Total long-term notes payable	$8,387	$

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

NOTE 13 PREFERRED STOCK

In February 2001, the Company signed a distribution agreement with NEC Corporation to distribute and service NEC SX-6 vector processor computers and its successors. As part of the agreement, NEC invested $25 million of cash in Cray, in exchange for 3,125,000 non-voting, preferred shares convertible into Cray common stock at a fixed conversion price of $8.00 per share, subject to antidilution protection provisions. The preferred stock is classified as mezzanine equity as certain events, such as a hostile tender offer, would require the Company to redeem the preferred stock. The terms of the stock are as follows:

Dividends: The Series A Preferred Stock accrues a cumulative dividend at the rate of 2% per annum, payable when, as and if declared by The Board of Directors The dividend is payable in cash, except that upon the conversion of the Series A Preferred Stock into common stock , the dividend is payable in shares of common stock.

Liquidation: The Series A Preferred Stock has a liquidation preference equal to $8.00 per share, plus any accrued but unpaid dividends. In the event of a liquidation of Cray, the holders of the Series A Preferred Stock would be entitled to receive in cash the liquidation preference in full before any proceeds of the liquidation were paid to the holders of common stock. In the event of a sale by Cray of substantially all of its assets or an acquisition of Cray in which holders of voting stock prior to the acquisition own less than 50% of the voting power of the surviving entity after the acquisition (a “Sale Transaction”), the holders of Series A Preferred Stock may elect to receive the liquidation preference, and in that event the liquidation preference would be paid in the kind of consideration paid to holders of common stock in the Sale Transaction.

Conversion: The Series A Preferred Stock is not convertible into common stock unless the Series A Preferred Stock is sold or in the event of a Sale Transaction. NEC has agreed not to sell the Series A Preferred Stock until two years after the closing date, unless the distribution agreement is sooner terminated. Any shares of Series A Preferred Stock that are sold by NEC or its affiliates automatically convert into common stock. In the event of a Sale Transaction, if the holders of Series A Preferred Stock do not elect to receive the liquidation preference, the holders of Series A Preferred Stock receive the same consideration as if the Series A Preferred Stock had converted into common stock.

Voting: The holders of Series A Preferred Stock do not have any voting rights, except on matters that would adversely affect the Series A Preferred Stock, authorize additional shares of Series A Preferred Stock, authorize any equity securities senior to the Series A Preferred Stock, or as otherwise required by law.

Restrictions: Neither the Company nor the holders of the Series A Preferred Stock have any redemption rights with respect to the Series A Preferred Stock.

NOTE 14 SHAREHOLDERS’ EQUITY

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

     In connection with the conversion of all the convertible loan agreements in December 2002, we issued 3,957,447 shares of common stock.

     Shareholder Warrants: At December 31, 2002, the Company had outstanding and exercisable warrants to purchase an aggregate of 8,964,373 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per share	Date of Warrants

80,672	$4.72	September 28, 2003
95,000	$6.00	January 20, 2004
175,000	$4.72	March 9, 2004
25,000	$5.16	March 9, 2004
1,111,111	$4.72	March 9, 2004
100,000	$6.00	March 30, 2004
14,829	$5.00	March 31, 2004
150,000	$3.50	May 17, 2004
1,405,321	$3.00	June 21, 2004
367,590	$4.43	November 6, 2004
5,801	$6.00	November 7, 2005
524	$6.00	May 21, 2006
294,117	$4.50	August 30, 2006
5,139,40	$2.53	June 21, 2009

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

     A summary of Cray’s stock option activity and related information follows:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, January 1, 2000	3,695,346	$5.68	1,699,744	$5.29
Granted	4,924,513	5.48
Exercised	(69,479)	2.69
Canceled	(326,375)	5.16

Balance, December 31, 2000	8,224,005	5.61	2,428,813	5.59
Granted	3,203,284	2.26
Exercised	(15,856)	1.76
Canceled	(420,661)	4.61

Balance, December 31, 2001	10,990,772	4.68	4,936,938	5.59
Granted	4,742,908	3.38
Exercised	(529,125)	2.61
Canceled	(1,823,953)	2.79

Balance, December 31, 2002	13,380,602	$4.52	6,811,975	$5.36

Available for grant at December 31, 2002	51,415

     Outstanding and exercisable options by price range as of December 31, 2002, are as follows:

Options Outstanding						Options Exercisable

				Weighted	Weighted		Weighted
Range of				Average	Average		Average
Exercise Price			Number	Remaining	Exercise	Number	Exercise
Per Share			Outstanding	Life (Years)	Price	Exercisable	Price

$0.35	—	$3.00	3,590,344	8.6	$2.42	987,311	$2.42
3.01	—	6.00	7,332,219	7.4	4.54	3,699,123	4.91
6.01	—	9.00	2,449,039	6.6	7.54	2,116,541	7.53
12.01	—	15.00	9,000	5.3	13.69	9,000	13.69

$0.35	—	$15.00	13,380,602	7.6	$4.52	6,811,975	$5.36

     In 1996, the Company established an Employee Stock Purchase Plan (1996 ESPP). The maximum number of shares of the Company’s common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP is the lower of (a) 85% of the fair market value of the Company’s common stock at the beginning of each six month offering period or (b) the fair market value of the common stock at the end of each six month offering period. As of December 31, 2001, 988,344 shares have been issued under the 1996 ESPP. The Company replaced the 1996 ESPP with the 2001 ESPP upon shareholder approval in May 2002. The 2001 ESPP allows employees to acquire a maximum of 4,000,000 shares. The terms of the 2001 ESPP are the same as the 1996 ESPP, except that the 2001 ESPP uses three month offering periods rather than six months used in the 1996 ESPP. As of December 31, 2002, 400,677 shares have been issued under the 2001 ESPP.

NOTE 15 401(k) PLAN

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

NOTE 16 SEGMENT INFORMATION

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

NOTE 17 RESTRUCTURING CHARGES

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

	2001		2002

Balance, January 1	$		$1,702
Additional restructuring charge		3,802	1,878
Payments		(2,100)	(2,714)

Balance, December 31		$1,702	$866

NOTE 18 LEGAL PROCEEDINGS

     On June 26, 2002, the Company accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. The Company was the only defendant. The complaint alleged that Silicon Graphics, Inc. (“SGI”) approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non-disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleged that, when the Company acquired the Cray Research business unit from SGI in 2000, the Company received assets and other information, including the ISR confidential information, and that the Company utilized the ISR confidential information and that such use was both improper and infringed three ISR patents relating to spray cooling technology. The complaint further alleged that the Company and SGI have improperly disclosed ISR confidential information. The complaint sought judgment that the Company be enjoined from infringing the ISR patents, that ISR be awarded treble damages for the Company’s alleged willful infringement of the ISR patents, and that the Company was unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, the Company answered the ISR complaint, denying the substantive allegations.

NOTE 19 SUBSEQUENT EVENTS

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

NOTE 20 RESTATEMENT

     Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, it was determined that the Series A Convertible Preferred Stock did not qualify for classification within permanent equity in accordance with Emerging Issues Task Force (EITF) Issue No. D-98, Classification and Measurement of Redeemable Securities, as certain events (e.g. hostile tender offer) require the Company to redeem the Series A Convertible Preferred Stock. As a result, the Series A Convertible Preferred Stock has been reclassified to mezzanine equity in the accompanying consolidated financial statements as of and for the years ended December 31, 2002 and 2001. A summary of the significant effects of the restatement is as follows (in thousands). In June 2003, the Preferred Stock was converted into common stock.

	December 31, 2001		December 31, 2002

	As Reported	As restated	As reported	As restated

Series A Convertible Preferred Stock		24,946		24,946
Shareholders’ equity:
Series A Convertible Preferred Stock	24,946		24,946
Common Stock	173,318	173,318	211,255	211,255
Accumulated other comprehensive loss	(762)	(762)	(291)	(291)
Accumulated deficit	(157,752)	(157,752)	(152,349)	(152,349)

Total	39,750	14,804	83,561	58,615

INDEPENDENT AUDITOR’S REPORT

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

     As discussed in Note 20, the accompanying 2002 and 2001 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 14, 2003 (March 3, 2004 as to the effects of the restatement discussed in Note 20)