Form 10-K
period 2003-12-31
CRAY INC
filed 2004-03-12
CIK 949158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2003, was approximately $542,000,000, based upon the last sale price of $7.90 reported for such date on the Nasdaq National Market System.

      As of March 1, 2004, there were 73,168,483 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 12, 2004, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K

For Fiscal Year Ended December 31, 2003

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

      The risks, uncertainties and assumptions referred to above include fluctuating quarterly results; the possibility of quarterly net losses; the timing of product orders, deliveries and customer acceptances; the timely development, production and acceptance of products and services and their features; the timing and level of governmental support for supercomputers; a volatile market price for our common stock; our dependency on third-party suppliers to build and deliver necessary components; the challenge of managing asset levels, including inventory; the difficulty of keeping expense growth at modest levels while increasing revenue; our ability to retain and motivate key employees; and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors That Could Affect Future Results” set forth in “Business” in Item 1 below in this report, and in subsequently filed reports. We assume no obligation to update these forward-looking statements.

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

      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. In 2002 we completed the hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. We are developing enhancements to this system that will increase significantly processor speed and capability, which we call the Cray X1E system, with first shipments scheduled for the second half of 2004. In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high bandwidth, massively parallel processing supercomputer system called Red Storm. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth. This product is scheduled for shipment in the second half of 2004. In mid-2003 we began work under a contract with the Defense Advanced Research Projects Agency (“DARPA”) that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. We expect that most of our 2004 product revenue will come from sales of our Cray X1 and Cray X1E systems, with additional contributions from the completion of the Red Storm project, continued work on the Cascade project and sales of the commercial version of the Red Storm system. We provide maintenance services to the worldwide installed base of Cray computers. We also offer high performance computing services that leverage our industry technical knowledge. See “— Product Offerings and Projects” below.

      In February 2004 we announced that we had signed a definitive agreement to acquire OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. OctigaBay is developing a balanced high bandwidth system designed to be highly reliable and easy-to-use and targeted for the midrange market. The acquisition is subject to customary approvals and expected to close before the end of April 2004. For further information, see “— Agreement to Acquire OctigaBay” below.

      We were incorporated under the laws of the State of Washington in December 1987. Our headquarters offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, our telephone number is (206) 701-2000 and our web site address is: www.cray.com.

Our History

      In many ways our current history began on April 1, 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from Silicon Graphics, Inc. (“SGI”), and renamed ourselves Cray Inc.

Tera Computer

      Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. We had an initial public offering in 1995. In 2000, we were still in the development stage with limited revenue from sales to one customer, and approximately 125 employees, almost all of whom were located in our Seattle office.

Cray Research

      Cray Research was founded in 1972 by Seymour Cray and introduced its first product, the Cray-1, in 1976. Cray Research pioneered the use of vector systems in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. Cray Research introduced a series of vector-based systems, including the Cray Y-MP, C90, J90, T90 and SV1 systems. Cray Research also developed leading high bandwidth massively parallel systems, notably the Cray T3D and T3E systems, using Alpha microprocessors from Digital Equipment and later Compaq Computer. In 1996, SGI acquired Cray Research and cancelled the development of the successors to the only two U.S. produced capability-class supercomputers at the time, the Cray T90 and T3E systems. In 1997, at the instigation of Cray Research, the U.S. government imposed extensive anti-dumping duties on Japanese vector supercomputers, effectively preventing them from entering in the U.S. market. SGI also moved a substantial number of the established Cray Research customers from Cray Research products to the SGI Origin line of products. In 1998, SGI and the Department of Defense entered into a cost-sharing contract for the development of the Cray X1 system (then code-named the SV2). In 1999, SGI announced that it would consider offers to purchase the Cray Research division.

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

Post-Acquisition

      Following the acquisition, we integrated our approximately 900 employees into one company, established company-wide financial, communication and other networks, moved employees out of SGI facilities into new offices, established over 20 subsidiaries for our foreign sales and service operations, either had service, sales and other contracts assigned to us or entered into new contracts with customers and vendors, continued the development of the Cray X1 system and continued to sell the then-existing Cray products, principally the Cray T3E and SV1 systems.

      In May 2001 the U.S. anti-dumping order against Japanese vector supercomputers was lifted, NEC Corporation invested $25 million in us and we became a distributor of the NEC SX series of supercomputers, re-branded under the Cray name, with exclusive rights in North America and non-exclusive rights outside of North America. In 2003 NEC sold its investment in us, cancelled our exclusive rights and we became a non-exclusive distributor in North America.

      In 2002 we completed the hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. We are developing enhancements to this system that will increase significantly processor speed and capability, which we call the Cray X1E system, with first shipments scheduled for the second half of 2004. In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high bandwidth, massively parallel processing supercomputer system called Red Storm. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth. This product is scheduled for shipment in the second half of 2004. In mid-2003 we began work under a contract with DARPA that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. See “— Product Offerings and Projects” below. In February 2004 we announced a definitive agreement to acquire OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. OctigaBay is developing a balanced high bandwidth system designed to be highly reliable and easy-to-use that is targeted for the midrange market. Initial commercial shipments of the OctigaBay product are not expected until late 2004, with full production ramp in 2005. See “— Agreement to Acquire OctigaBay” below.

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

      In 2002 the Japanese government announced the completion of the Japanese Earth Simulator project. This high bandwidth, vector-based system remains acknowledged as the world’s most powerful installed computer system, with a peak speed of approximately 40 teraflops and high sustained operating performance on real applications. The Japanese Earth Simulator validates our proposition that high bandwidth and sustained performance are critical, and provides Japan with the opportunity to lead in scientific research in fields such as weather and climate, geophysics, nanotechnology and metallurgy.

The High Performance Computer Market

      International Data Corporation (“IDC”), a leading industry market research firm, provides information regarding the high performance computing technical systems market, including projections. IDC segments the technical systems market based on prices, complexity and intended use, with classes for capability, enterprise, divisional and departmental systems. The capability segment is made up of systems targeted to solve the largest most demanding problems. The enterprise, divisional and departmental segments support technical applications in throughput environments and are further segmented by price: $1,000,000 and up for enterprise, $250,000 to $999,000 for divisional, and under $250,000 for departmental.

      Traditionally, we have focused on the capability segment where the features we are known for — high speed processors coupled with extreme communication speed — are widely recognized as necessary to solve the world’s most difficult computing problems. There has been an increasing need for high performance supercomputing performance in the enterprise, divisional and departmental segments. With the October 2003 announcement of our plans to create a product line based on the Red Storm system we are developing for Sandia National Laboratories, our addressable market will expand into the technical enterprise segment. In addition, our recently announced proposed acquisition of OctigaBay, if completed, will further extend our reach into the divisional and departmental segments. We expect these two developments, when completed, will effectively quadruple our addressable market by 2005.

      According to IDC, the 2002 capability market totaled approximately $1.0 billion and is projected to grow at an annual rate of about 2.4% through 2007. In this market segment, we grew our market share significantly, from 4% in 2001 to almost 14% in 2002. Leading the capability segment was IBM with approximately 40% market share, followed by Hewlett-Packard with 26%. The annual revenue for capability class systems historically has fluctuated as much as 25% due to new product introductions, large system procurements and government funding cycles.

      The technical enterprise market totaled approximately $785 million in 2001 and, according to IDC, is expected to grow at an annual rate of 8.2% through 2007. The combined divisional and departmental markets, which we expect to enter in 2005, was estimated to total $2.9 billion in 2002 with an annual growth rate of approximately 6.5% through 2007.

      According to 2002 data from IDC, the overall technical systems market is dominated by usage-based segments that have been our traditional targets. Approximately 98% of the total addressable market for technical systems is in scientific research, classified/defense, design/engineering, life sciences, geoscience, geo-engineering and simulation.

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

      Classified/ Defense. According to IDC forecasts, the long-term spending on national defense and homeland security is expected to increase as a result of the events of September 2001 and related anti-terrorism initiatives. The major effect will be an increase in both the number and size of systems purchased for computational uses in the classified and anti-terrorism arenas.

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

      Life Sciences. Since the mapping of the human genome, there has been an explosion in the volume of genomic and proteomic data available. High performance computers are used to predict molecular structure at various levels of detail based on these data and to search genomic and proteomic data for structural similarities among and across individuals and species.

      Other. A small number of customers in scientific industries, such as geosciences, which includes petroleum, geoengineering and other engineering functions, have objectives and application needs not addressed by widely used application programs and require the use of supercomputers.

The Need for High Bandwidth Supercomputers

      Ironically, despite the demand for increased supercomputer power, supercomputers capable of exploiting these new opportunities have become rare. Today’s supercomputer market is replete with low bandwidth cluster systems that loosely link together multiple commodity servers or personal computers by means of commercially available interconnect products. Because these systems are measured and priced based upon the number of transistors they contain, they are sometimes referred to as “Type T” systems. In Type T systems, each processor typically is directly connected to its own private (“local”) memory and the programmer must manage the movement of data among memory units and processors. As a result, computer systems relying on this architecture can be difficult to program. Given their low bandwidth, these systems are best suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other. Vendors of low bandwidth Type T systems, such as IBM, design and build their processors and systems to meet the requirements of their larger, more commercial computer markets — for servers and personal computers rather than for the benefit of supercomputer users. These vendors’ processors and memory systems do not have the internal bandwidth to communicate and process data at the speeds necessary to address today’s most challenging supercomputer problems. Low bandwidth Type T systems can offer greater performance and price/performance advantages on small problems and larger problems lacking communications complexity, but are inefficient for the most demanding and important challenges.

      Nevertheless, the supercomputer market largely filled with Type T systems for several reasons. Type T systems handle less challenging problems well. Secondly, the U.S. scientific, engineering and government users have had to turn to these systems in recent years for their more difficult problems primarily because they had no alternative. The SGI acquisition of Cray Research in 1996 and the imposition by the U.S. government in 1997 of anti-dumping duties on Japanese vector supercomputer vendors combined to eliminate the availability of high bandwidth vector supercomputers to U.S. users. The SGI acquisition also resulted in the cancellation of the successor to the Cray T3E, the only commercially available high bandwidth, non-vector product. With no competitor planning to offer next-generation high bandwidth systems in the United States, U.S. interest in investing in these systems diminished substantially.

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

      Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Theoretical peak performance is the highest possible speed at which a computer system can operate (obtained simply by multiplying the number of processors by the designed rated speed of each processor), and is always a theoretical number. Sustained performance, always lower than peak, is the actual speed at which a supercomputer system operates running an application program. Many Type T systems offer high theoretical peak performance due to their low internal bandwidth and distributed memory; however, their performance on complex applications frequently is a small fraction of their theoretical peak performance. While sustained performance may vary widely on different applications, our Cray X1 system generally operates on a sustained basis from 3 to 10 times that of competitive systems. Large cluster, or Type T, systems generally operate at less than 10% of their theoretical peak performance and, as these systems become larger, their efficiency declines even further.

      We expect our systems to provide price/performance advantages over low bandwidth cluster systems when performance on real applications used at supercomputer sites is taken into account. In addition, our systems typically use far less electric power and occupy less space than cluster systems and, as a result, our systems have significantly lower costs of operation. And since our systems offer greater capability — they run application programs faster — they provide greater operating efficiency to the user.

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

Our Target Market and Customers

      Our target markets for 2004 and 2005 principally include the government/classified, scientific research, weather/environmental, automotive and aerospace, and life sciences markets. In certain of our targeted markets, such as the government/classified and scientific research markets, customers have their own application programs and are accustomed to using new, less proven systems. Other target customers, such as automotive and aerospace firms and some governmental agencies, require third-party application programs in production environments. We continue to devote significant resources to porting widely used third-party application programs to the Cray X1 and X1E systems to expand their market.

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

Scientific Research

      This segment includes both unclassified governmental and academic research laboratories and centers. The success of the Japanese Earth Simulator has spurred increased interest in Type C supercomputers in basic research in areas such as climate and physics. The Department of Defense, through its Defense Modernization Program, funds a number of research organizations. Network Computing Services, Inc., the system integrator for the Army High Performance Computing Research Center in Minneapolis, and the Arctic Region Supercomputing Center in Fairbanks, for example, were early purchasers of our Cray X1 system. The Office of Science in the Department of Energy, which funds the Oak Ridge National Laboratory, Argonne National Laboratory and National Energy Research Scientific Computing Center, is a key target customer as is the National Aeronautics and Space Administration. Oak Ridge National Laboratory is a significant customer for Cray X1 and X1E systems and related services.

Weather/ Environmental

      While short-term weather forecasting has largely moved to low bandwidth cluster systems, more challenging climate modeling applications require increasing speed and larger volumes of data and thus are targets for our Type C systems. The success of the Japanese Earth Simulator has spurred interest in high bandwidth systems in this segment. Cray supercomputers are used in weather centers worldwide, from the United Kingdom to China. We have announced a sale of a Cray X1 system to the Spanish National Institute of Meteorology, and we are pursuing proposals at weather and climate centers in the United States and other countries. Some customers have achieved significant weather forecast improvements through the ability to run higher resolution models (rather than the standard 10-kilometer) in practical timeframes. Using a Cray X1 system, a 5-kilometer resolution model can now be run for the entire continental United States in about one and one-half hours and a 2.5-kilometer resolution model in about three and one-half hours.

Automotive and Aerospace

      These industries, a subset of the “design engineering” market segment, use supercomputers to design lighter, safer and more durable vehicles as well as to study wind noise and airflow around the vehicle. Several of the major automobile companies and aerospace companies are Cray customers. We have installed a Cray X1 system at The Boeing Company, which will use the system primarily to run structural analysis and computational fluid dynamics codes. We are pursuing proposals with other customers in this market. The Army High Performance Computing Research Center has achieved sustained performance of a Cray X1 system of over one teraflops (one trillion floating point operations per second) on an unstructured finite element method fluid dynamics problem. This computation was performed on a mesh containing 2.1 billion tetrahedral elements and calculated the fluid flow around an unmanned aerial vehicle.

Life Sciences

      While we do not expect this to be a significant market for us in the near term, we believe this emerging segment will contribute to our long-term growth. We currently have a system used for computational drug design at a drug manufacturer and ongoing life sciences collaborative efforts with various laboratories. In addition, the Arctic Region Supercomputing Center and Oak Ridge National Laboratory are using the Cray X1 systems for life sciences projects as will Sandia National Laboratories with the Red Storm system.

Product Offerings and Projects

      Our high performance computer products provide high bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, we offer the largest variety of products and services in order to address the broadest range of customer requirements and market segments. The decisions to commercialize the Red Storm system and to acquire OctigaBay further this strategy. Our goal is to bring major enhancements and/or new projects to market every eighteen to twenty-four months.

      With the Cray X1 system as the cornerstone, we now have developed a product roadmap of high performance computer systems that stretches past 2010, with a goal of then delivering systems capable of running a variety of challenging applications at sustained speeds in excess of one petaflops (1,000 trillion floating point operations per second).

Cray X1 System

      In late 2002, we completed hardware development of the new Cray X1 system, which incorporates in its design both vector processing capabilities from the long line of Cray Research vector systems and massively parallel capabilities analogous to those of our T3E system. The Cray X1 system is an “extreme performance” supercomputer aimed at the high end of the vector processing market and the high end of the market for massively parallel systems. We commenced delivering production systems late in the fourth quarter of 2002. In 2003, we enhanced the Cray X1 system hardware and software, ported application programs to provide the features and stability required in a production environment by governmental and industrial users, and delivered ever larger integrated systems. Our selling focus for the Cray X1 system covers a range of peak performance from 200 gigaflops to multiple tens of teraflops. Various U.S. and foreign governmental agencies were early customers of the Cray X1 system.

      We are developing enhancements to the Cray X1 system — the Cray X1E system  — which will significantly increase processor speed and capability. We will be able to add these enhancements to Cray X1 systems in the field. We currently plan to begin shipping Cray X1E systems in the second half of 2004.

Black Widow

      Following the Cray X1 product family will be the product family code-named Black Widow, planned to be introduced as an initial system followed by two major upgrades. Black Widow systems will have an instruction set compatible with the Cray X1 and X1E systems. We expect that the initial Black Widow systems will have a peak performance of several hundred teraflops that, with two enhancements, will grow to a peak performance in excess of one petaflops.

Sustained Petaflops Systems

      By 2010 our goal is to have high performance computer systems operating applications at sustained speeds in excess of several petaflops. We expect three major programs or projects will influence these future systems in addition to our planned products: the Red Storm project with Sandia National Laboratories, our multithreaded technology represented by the Cray MTA-2 and our Cascade project. We will utilize advancements in operating systems, programming tools, interconnect systems and other features from these programs and projects into the products on our product roadmap.

Red Storm

      In mid-2002 we contracted with Sandia National Laboratories to design and deliver a new massively parallel 40-teraop processing system, called Red Storm, that will use 10,000 OpteronTM processors from Advanced Micro Devices connected via our proprietary low-latency, high bandwidth, three-dimensional interconnect network based on HyperTransportTM technology, coupled with our custom interconnect technology. The Red Storm project involves critical network and Linux-based operating system development.

      In October 2003 we announced that we would develop a product line based on the Red Storm system that targets the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth in the capability and enterprise market segments. This product line will be designed to be more efficient and cost-effective for challenging problems and workloads than cluster systems now available in the marketplace. We currently plan to begin shipments of early versions of this new product in the second half of 2004.

MTA-2

      We were formed originally under the name Tera Computer Company to pursue a significant breakthrough in high performance computing by developing a scalable uniform shared memory system that utilizes a multithreaded architecture and a high bandwidth interconnection network. In 2002 we delivered a 40-processor MTA-2 system to the Naval Research Laboratories (“NRL”), which makes this system available for investigative purposes by its own researchers and to the Department of Defense national research community. The Cray MTA-2 is aimed at new applications not well served by vector or cluster systems, such as dynamically adaptive meshes, data sorting and problems benefiting from advanced scalability, large uniform shared memory and easier parallel programming. We are pursuing further development of this system and architecture with NRL.

Cascade Project

      In mid-2002 we signed an agreement with DARPA to initiate phase 1 of an advanced research program leading to the development of a commercially available system capable of running with sustained performance in excess of one petaflops by 2010. In addition to having high sustained performance, the resulting system is to be designed to be much easier to program, more broadly applicable, and more robust than current designs. In mid-2003 we signed a phase 2 agreement with DARPA that will provide us and our research partners, Stanford University, California Institute of Technology/Jet Propulsion Laboratories and the University of Notre Dame, $49.9 million over three years to investigate advanced design concepts for the petaflops system. IBM and Hewlett-Packard also received similar awards. In mid-2006 DARPA plans to select up to two vendors for the final full-scale development phase with initial prototype deliveries scheduled for 2010.

Cray SX-6

      We also market one classic vector system, the Cray SX-6. Pursuant to our distribution agreement with NEC, we currently market on a non-exclusive basis the NEC SX-6 system, rebranded as the Cray SX-6, to industrial, academic and governmental customers requiring intense computing power, very large high performance memory and high I/O rates on a vector platform. These systems offer high reliability in a balanced, commercial quality system. The selling focus for the Cray SX-6 supercomputers is from 16 to 64 gigaflops, with selling prices ranging from $1.0 million to $3 million. We have sold several Cray SX-6 systems to Canadian customers.

High Performance Computing Services

      Our high performance computing services organization supports our emphasis on providing solutions rather than just computer systems to our customers. Our high-performance computing services team provides consulting, integration of Cray products and cluster solutions, custom hardware and software engineering, advanced computer training, site engineering, data center operation and computing-on-demand services. These services leverage our reputation and skills for services and industry technical leadership.

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

      Cray Research pioneered the use of vector systems, from the Cray-1 to the Cray C90 and T90 systems. These systems typically use a moderate number (one to 32) of very fast custom processors in connection with a shared memory. Vector processing has proven to be highly effective for many scientific and engineering application programs which over the years have been written to maximize the number of long vectors. Traditional vector systems do not scale effectively (that is, increase performance by increasing the number of processors) past a limited number of processors. We currently market one classic vector supercomputer, the Cray SX-6 system.

      Massively parallel processing architectures typically link tens, hundreds or thousands of standard or commodity processors to act either on multiple tasks at the same time or together in concert on a single computationally-intensive task. Type T systems connect each processor directly to its own private memory and the programmer must manage the movement of data among memory units and processors. Consequently these systems can be difficult to program. Type C massively parallel systems, unlike low bandwidth clusters, have high bandwidth and low latency interconnect systems and are said to be “tightly coupled” — the Cray T3E, Red Storm and the OctigaBay product are examples of balanced high bandwidth purpose built systems that employ standard microprocessors.

      The Cray X1 system is revolutionary in that it is the first supercomputer that combines the attributes of both vector and high bandwidth massively parallel systems. The Cray X1 system has up to 64 processors per cabinet and a shared memory. The Cray X1 system can run small problems as a vector processor would or, by focusing many processors on a task, the Cray X1 system operates as a massively parallel system with a system-wide shared memory and a single-system image. The Cray X1 system is designed to provide efficient scalability and high bandwidth to run complex applications at high sustained speeds. The Cray X1E system furthers this architectural design with increased processor speed and capability.

      Our MTA-2 project for NRL is designed to have sustainable high speed, be broadly applicable and easy to program, provide scalability as systems increase in size and have balanced I/O capability. The multithreading processors make the MTA-2 system latency tolerant and, with the system’s flat shared memory, able to address data anywhere in the system.

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

Software

      We design and maintain our system software internally. We support multiple operating systems, although all are based on UNIX. The Cray X1 operating system is UNIX-based with common UNICOS extensions. We offer a UNIX-based system called Cray MTX for the Cray MTA-2 system. The Cray SX-6 system and successors use NEC’s SUPER-UX operating system, also based on UNIX. Our Red Storm systems and the OctigaBay product will use Linux-based operating systems.

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

      Our employees providing these services include field service engineers, product and applications specialists and product support engineers. They are supported by a central support services group located in Chippewa Falls, Wisconsin. On December 31, 2003, we had 92 field support personnel in the United States and Canada, another 60 support personnel in other countries and 68 employees providing central support services. Most of our support engineers are based at customer sites and thus have knowledge of the customer’s requirements for system and application program performance.

Sales and Marketing

      We primarily sell our products through a direct sales force that operates throughout the United States and in Europe, Canada, Japan and Asia-Pacific. We serve smaller foreign markets through sales representatives.

      As of December 31, 2003, we had 50 sales staff, including sales representatives, sales managers, pre-sale analysts and administrative personnel located in the United States and Canada and 46 sales staff located overseas.

      If the OctigaBay acquisition is consummated, we will explore the use of additional sales channels and additional sales personnel for the OctigaBay product.

      Our marketing staff has a strategic focus on our target markets and those solutions that will facilitate our customers’ success in solving their most challenging scientific and engineering problems. On December 31, 2003, we had 26 employees in our marketing group.

      In 2003, one customer, Oak Ridge National Laboratories, accounted for 11% of our total revenue. No single end-user customer accounted for 10% or more of our revenue in 2002 and 2001. Agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 74% of our 2003 revenue, 79% of our 2002 revenue and 85% of our 2001 revenue. Information with respect to our international operations and export sales is set forth in Note 15 of the Notes to the Consolidated Financial Statements.

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

      Our manufacturing facilities are located in Chippewa Falls, Wisconsin. At December 31, 2003, we had 110 full-time employees in manufacturing.

      Our systems incorporate some components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits and processors, interconnect systems and memory products. We obtain integrated circuits for our Cray X1 systems from IBM and for the Red Storm project from Advanced Micro Devices, Inc. IBM also provides packaging for our Cray X1 systems and Red Storm project. We obtain custom interconnect components for our Cray X1 from InterCon Systems, Inc., and we obtain I/ O systems for our Cray X1 systems from Sun Microsystems, Inc. We obtain custom memory products for our Cray X1 systems from Samsung Semiconductor, Inc. We acquire power modules and spray cap cooling systems for the Cray X1 from SAE Power Incorporated and Parker Hannifin Corporation, respectively. We use Celestica, Inc., to assemble our Cray X1 systems and for repair of components for our vector and Cray X1 systems.

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

Competition

      The high performance computer market is intensely competitive. The barriers to entry are high, as is the cost of remaining competitive. We compete by offering systems that have superior sustained performance, price/performance based on sustained performance and lower cost of operation coupled with our excellent post-sale service capabilities and established customer relationships.

      IBM, SGI, Hewlett-Packard and Sun Microsystems offer low bandwidth massively parallel systems for the high performance market. These systems offer greater performance and price/performance on small problems and larger problems lacking complexity and offer higher theoretical peak performance.

      Internationally we compete primarily with IBM, Hewlett-Packard, SGI and NEC. While the first three companies offer low bandwidth massively parallel systems, NEC offers high bandwidth vector-based systems with a large suite of ported application programs. We have non-exclusive rights to market NEC vector processing supercomputers throughout the world. Competition with NEC outside of North America is difficult due to NEC’s aggressive pricing strategies. See “Factors That Could Affect Future Results — The change by NEC Corporation of our distribution rights for the Cray SX-6 system may increase competition.”

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

      There can be no assurance that the steps we take will be adequate to protect or prevent the misappropriation of our intellectual property. We may infringe or be subject to claims that we infringe the intellectual property rights of others. Litigation may be necessary in the future to enforce patents we obtain, and to protect copyrights, trademarks, trade secrets and know-how we own, or to defend infringement claims from others. Such litigation could result in substantial expense to us and a diversion of our efforts.

Employees

      As of December 31, 2003, we employed 905 employees, of whom 335 were in development and engineering, 110 were in manufacturing, 96 were in sales, 26 in marketing, 220 in service, 54 were in information systems, and 64 were in administration. We also employed 12 individuals on a temporary basis or as interns. We have no collective bargaining agreement with our employees. We have never experienced a work stoppage and believe that our employee relations are excellent.

Agreement to Acquire OctigaBay

      On February 25, 2004, we signed a definitive agreement to acquire OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. We will acquire all of the outstanding stock of OctigaBay in return for $14,925,000 in cash and the issuance of 12,733,786 shares of our common stock. We also will assume outstanding options exercisable for 408,253 shares of our common stock. The purchase price will be paid out of current funds. Upon completion of the acquisition, we expect to operate OctigaBay as a separate subsidiary under the Cray name and market its products and services under the Cray brand. OctigaBay currently has approximately 65 employees and we expect that all employees will continue with the company following the acquisition. OctigaBay is developing a balanced high bandwidth computing system designed to be highly reliable and easy to use and targeted for the midrange market. OctigaBay’s current development schedule contemplates first production units available in late 2004 with full production ramp in 2005. OctigaBay has no sales force or servicing capability, and we plan to use our existing sales and servicing resources, with potential additional sales personnel and sales channels, for these tasks.

      The acquisition of OctigaBay is subject to customary approvals, a vote of its shareholders and other standard closing conditions. The transaction is expected to close before the end of April 2004. Upon consummation, we will file appropriate disclosure documents with the Securities and Exchange Commission.

Factors That Could Affect Future Results

      The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

      Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales prices of our products and limited number of sales per quarter, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until customers accept our products. These factors make forecasting revenue and earnings in any short-term period very difficult. While we were profitable in every quarter in 2003, profitability often depended upon customers accepting systems at the end of the quarter. Any delay in an acceptance of a system at the end of a quarter, which would have moved the associated revenue into a subsequent quarter, could have resulted in a loss for the quarter. We were able to book most of our 2003 sales of the Cray X1 systems through a few very large contracts entered into during the first quarter of 2003. We expect that sales of Cray X1 systems in 2004 will be pursuant to more numerous and smaller contracts, often in very competitive situations. We have not yet signed sales contracts covering most of our anticipated 2004 revenue from sales of Cray X1 and X1E systems. If we do not obtain such contracts, our operating results in any particular period will be adversely affected and may produce a loss. Red Storm revenue and margin may fluctuate from quarter to quarter due to our level of contract activity, including purchases of materials and potential changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our government customers may be subject to the funding schedules for the relevant government agencies as well as delays that may be experienced in competitive procurements. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations and international conflicts or economic crises.

      We have experienced annual losses from operations prior to 2002, and we may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $24.7 million (before non-recurring items added another $38.5 million to net income). Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

•	successfully selling the Cray X1 system, the Cray X1E system, Red Storm and other products, and the timing and funding of government purchases, especially in the United States;

•	completing the development of the Red Storm project, the Cray X1E system and the commercial version of the Red Storm system in time for deliveries and customer acceptances in 2004 and subsequently maintaining our other development projects on schedule and within budgetary limitations;

•	the level of revenue in any given period, including the timing of product acceptances by customers;

•	our expense levels, particularly for research and development and manufacturing and service costs; and

•	the terms and conditions of sale or lease for our products.

      Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income on a quarterly and annual basis in the future.

      If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our profitability would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government; in 2003, approximately 83% of our product revenue was derived from such sales. Our sales of Cray X1 systems to date have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2004. To date, however, we have not entered into any significant new contracts for sales of the Cray X1 and Cray X1E systems. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced which could lead to reduced profitability or a loss in future periods.

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

      We face significant pressure on the pricing of our products, which may result in lower margins and earnings. In 2004, our product margins will be negatively impacted by the low margins recognized on the Red Storm and Cascade development contracts. We anticipate that the product line based on the Red Storm system, which is targeted for markets now largely served by clustered systems, generally will have lower margins than our vector-based products due to a more competitive market. If our acquisition of OctigaBay Systems Corporation is consummated, we expect that the OctigaBay system will sell at similarly lower margins. We also face margin pressure for our Cray X1 systems in 2004, particularly as we near introduction of the Cray X1E system. We may grant favorable pricing for large multi-system contracts and to obtain strategic accounts. We may not be able to sell sufficient additional systems and produce more revenue to offset lower gross margins; if not, our earnings would be reduced.

      If application programs were not successfully ported to the Cray X1 system, we would have difficulty selling these systems to a number of customers. To make sales of the Cray X1 system, including the planned Cray X1E upgrade system, in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to the Cray X1 system and tuned so that they will achieve high performance. The Cray X1 system has a new architecture that makes porting and tuning of application programs difficult. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and customers to undertake this activity. The relatively low volume of supercomputer sales makes it difficult for us to attract independent software vendors to make this investment. We also modify and rewrite thirty-party and customer specific application programs to run on the Cray X1 and X1E systems. There can be no assurance that we will be able to induce the third-party vendors and customers to rewrite their applications or that we will rewrite successfully third-party and customer specific applications for use on those systems.

      Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2004 and beyond. We expect that our success in 2004 and in the following years depends on completing the Red Storm project; adapting the Red Storm concept to a highly scalable microprocessor-based high bandwidth Linux system for the governmental, industrial and academic markets; developing the Cray X1E system as a significant enhancement to the Cray X1 system and completing the development of the OctigaBay system and successfully selling it in the midrange market. In subsequent years we must develop further enhancements to the Red Storm system for the high end market, and to the product adapted from it, along with the OctigaBay product, for the midrange market, and develop the Black Widow system as a successor to the Cray X1 and X1E systems. We also must increasingly integrate our product lines so that we use as many common components and systems as possible. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Difficulties in delivering the initial Cray X1 systems and integrating large configurations of the Cray X1 system have introduced delays in the development schedule for the Cray X1E and Black Widow systems; we may not be successful in shortening these development schedules. Delays in completing the design of the hardware components, of software for the systems, or in integrating the full systems would make it difficult for us to develop and market these systems successfully. If we were unable to market and sell the Cray X1E and Red Storm systems in the second half of 2004, our revenue and earnings would be adversely affected. We are dependent on our outsourced vendors to manufacture components of these systems, and few companies can meet our design requirements. The failure of vendors to manufacture our components to our design specifications would delay the completion of our products. Redesign work may be costly and cause delays in the development of these systems.

      If we were unable to continue to improve our Cray X1 system software, our revenue and profits would be reduced. We need to improve the reliability of system software to sell Cray X1 systems to production environment governmental and industrial customers. We continue to fix reported software problems and anticipate additional software problems to be reported in the future.

      Our stock price is volatile. The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts’ estimates, our future capital raising activities, announcements of technological innovations by us or our competitors and general conditions in our industry.

      If we lose government support for supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems, including the current Cray X1 system and our planned Cray X1E system, Black Widow, Cascade and Red Storm development projects. U.S. government agencies may delay or decrease funding of these development efforts due to change of priorities, international political developments or for any other reason. Any such decrease or delay may cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our ability to implement our product roadmap.

      The failure to integrate the planned acquisition of OctigaBay Systems Corporation could adversely affect our business. If we complete the acquisition of OctigaBay Systems Corporation, we will add an additional product line, 65 employees and a fourth major office location, our first outside of the United States. We will need to increase our sales force and develop new sales channels to handle the OctigaBay product, develop a different approach for providing customer servicing of the OctigaBay product, integrate our financial and information systems and over time integrate our development programs. These changes may place a significant strain on our management resources. The failure to retain the current OctigaBay engineers and employees would adversely affect the development schedule and delay introduction of the OctigaBay system. Difficulties in integrating our operations will divert our management’s time and resources. Failure to complete this integration successfully could cause us to increase expenditures and adversely affect our revenue and results of operations.

      Procurement proposals based on theoretical peak performance reduce our ability to market our systems. Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Some of our competitors offer systems with higher theoretical peak performance at lower prices, although their actual sustained performance on real applications frequently is a small fraction of their theoretical peak performance. Nevertheless, a number of requests for proposals, primarily from governmental agencies in the United States and elsewhere, continue to have criteria based wholly or significantly on theoretical peak performance. Under such criteria, the price/peak performance ratio of our products compares unfavorably to the price/peak performance ratio of our competitors’ products. Unless these criteria are changed to favor actual performance, we will continue to be disadvantaged in these instances by being unable to submit competitive bids, which limits our revenue potential.

      The change by NEC Corporation of our distribution rights for the Cray SX-6 system may increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. Effective August 1, 2003, our North American distribution rights for this product became non-exclusive. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. NEC may decide to compete directly with us in North America, which could adversely affect our revenue. Outside of North America, NEC has competed aggressively based on price, and promised deliveries of its NEC SX-8 system, which it has not yet announced formally.

      Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $57 million in 2003. This revenue is expected to decline further, as our older systems are withdrawn from service, until a sufficient number of our new computer systems are placed in service to balance or exceed the withdrawal of our older systems.

      Development of a new operating system for our Black Widow and other future products is a difficult process, and may delay the availability of our Black Widow System. We plan to develop our own UNIX-based operating system based on Linux for successor systems to the Cray X1 product family, starting with the Black Widow system. Developing a new operating system is a lengthy and difficult process, and might delay the availability of the Black Widow system.

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

      Additional financings may be dilutive to our shareholders. We may need to raise additional equity or debt capital if we experience lower than anticipated product sales due to delays in availability of Cray X1E or Red Storm systems for delivery to customers or general economic conditions, or if we fail to receive sufficient governmental support for our products and research activities. If we are successful in our product developments and market conditions are favorable, we may consider financings to enhance our cash and working capital positions. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

      If we are unable to compete successfully against larger, more established companies in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, NEC, Hewlett-Packard, SGI, Dell and Sun Microsystems. Each of these competitors has broader product lines and substantially greater research, engineering, manufacturing, marketing and financial resources than we do. Periodic announcements by our competitors of new high performance computer systems (or plans for future systems) and price adjustments may reduce customer demand for our products. Most of our potential customers already own or lease very high performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We may be required to provide discounts to make sales or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments would limit our revenue and resources and would reduce our ability to be profitable.

      We may not compete successfully against innovative competitors or new entrants. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, and to develop successor systems. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. New companies have capitalized on developments in parallel processing and increased computer performance through networking and cluster systems. Currently, these products are limited in applicability and scalability and can be difficult to program. A breakthrough in architecture or software technology could make cluster systems more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

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

      A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of December 31, 2003, we had outstanding:

•	72,601,718 shares of common stock;

•	warrants to purchase 7,116,162 shares of common stock; and

•	stock options to purchase an aggregate of 12,140,132 shares of common stock, of which 7,380,453 options were then exercisable.

      Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. At December 31, 2003, warrants to purchase 1,676,312 shares of common stock, with exercise prices ranging from $3.00 to $6.00 per share, expire between January 20, 2004, and November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

      Provisions of our Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult. Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Articles of Incorporation and Bylaws provide for:

•	a classified Board of Directors, so that only two or three of our eight directors are elected each year (we are proposing to the shareholders at the 2004 Annual Meeting that they approve eliminating our classified Board);

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the ability of our board of directors to issue preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	amendments to our restated articles of incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995, or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures must be followed to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures must be followed to nominate members for election to our board of directors.

      These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party.

      We do not anticipate declaring any cash dividends on our common stock. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibit us from paying cash dividends without the consent of our lenders.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our web site at www.cray.com as soon as reasonably practicable after we electronically file such reports with the SEC. In addition, we have set forth our Code of Business Conduct, Corporate Governance Principles, the charters of our Board committees and other governance documents on our web site, www.cray.com, under “Investors — Corporate Governance.”

Item 2.	Properties

      Our principal properties are as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	222,000
Seattle, WA	Executive offices, hardware and software development, sales and marketing	85,000
Mendota Heights, MN	Software development, sales and marketing operations	55,000

      We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

      We also lease a total of approximately 14,000 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 23,000 square feet of office space. We believe our facilities are adequate to meet our needs in 2004.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

Item E.O.	Executive Officers of the Company

      Our executive officers, as of March 1, 2004, were as follows:

Name	Age	Position

James E. Rottsolk	59	Chief Executive Officer, President and Chairman of the Board of Directors
Burton J. Smith	62	Chief Scientist and Director
Christopher Jehn	61	Vice President
Kenneth W. Johnson	61	Vice President, General Counsel and Corporate Secretary
Lori C. Kaiser	46	Vice President
David R. Kiefer	55	Vice President
Gerald E. Loe	54	Vice President
Scott J. Poteracki	50	Vice President and Chief Financial Officer
Peter J. Ungaro	35	Vice President

      James E. Rottsolk is one of our co-founders and serves as our Chief Executive Officer and President and as Chairman of the Board of Directors. He served as our Chief Executive Officer and President from our inception through September 2001, and was reappointed to those positions in March 2002. He has served as

Chairman of the Board since December 2000. Prior to 1987, Mr. Rottsolk served as an executive officer with several high technology start-up companies. Mr. Rottsolk received a B.A. degree from St. Olaf College and A.M. and J.D. degrees from the University of Chicago.

      Burton J. Smith is one of our co-founders and has been our Chief Scientist and a Director since early 1988. He served as our Chairman from 1988 to June 1999. He is a recognized authority on high performance computer architecture and programming languages for parallel computers. He is the principal architect of the MTA system and heads our Cascade project. Mr. Smith was a Fellow of the Supercomputing Research Center (now Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. In 2003 he received the Seymour Cray Computing Engineering Award from the IEEE Computer Society and was elected as a member of the National Academy of Engineering. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.

      Christopher Jehn serves as Vice President in charge of government programs, a position he has held since joining us in September 2001. He served as the Assistant Director for National Security in the Congressional Budget Office from 1998 to 2001. From 1997 to 1998, he was a member of the Commission on Servicemembers and Veterans Transition Assistance, and also served in 1997 as the Executive Director of the National Defense Panel. Mr. Jehn was a Senior Vice President at ICF Kaiser International, Inc., from 1995 to 1997. Prior to 1995, he held executive positions at the Institute for Defense Analyses and the Center for Naval Analyses and served as Assistant Secretary of Defense for Force Management and Personnel from 1989 to 1993. He received a B.A. from Beloit College and a Master’s degree in economics from the University of Chicago.

      Kenneth W. Johnson serves as Vice President in charge of legal affairs, General Counsel and Corporate Secretary and has held those positions since joining us in September 1997. From September 1997 to December 2001 he also served as our Vice President heading finance and as our Chief Financial Officer. Prior to joining us, Mr. Johnson practiced law in Seattle for twenty years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.

      Lori C. Kaiser serves as Vice President in charge of marketing and strategic planning, a position she has held since December 2001. She joined us in May 2001 as director of strategic planning. Before joining us, she consulted with a software start-up from 2000 to 2001, and from 1995 to 2000 Ms. Kaiser held senior operational, sales and marketing positions at Icicle Seafoods, Inc. Prior to 1995, she held various marketing, sales and financial management positions in several industries, including audit and consulting positions with Deloitte & Touche LLP from 1981 to 1991. Ms. Kaiser has a B.A. in business from the University of Washington.

      David R. Kiefer has served as Vice President heading our engineering programs since August 2003. Before then he served from December 2001 as Vice President with responsibility for product engineering and manufacturing. From April 2000, when he joined us, through December 2001, he held the position of Vice President in charge of hardware engineering. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.

      Gerald E. Loe serves as Vice President in change of worldwide services and manufacturing, a position he has held since August 2003. Prior to then he was responsible for worldwide sales and services, a position he held since December 2001. He joined us in 1992 as Vice President in charge of hardware engineering and manufacturing; he was named Vice President heading hardware engineering in 1996 and Vice President in charge of worldwide services in April 2000. Prior to joining us, he was Vice President of Operations at Siemens Quantum Inc., a high-end radiology ultrasound company, from 1989 to 1992. Mr. Loe received a B.S.M.E. from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

      Scott J. Poteracki serves as Vice President in charge of finance and accounting and as Chief Financial Officer, a position he has held since joining us in October 2002. From March 2002 until October 2002, he was the Chief Financial Officer of Racal Instruments Group, Ltd. of Irvine, California, a manufacturer of electronics test and measurement equipment and systems. Prior to joining Racal Instruments, he was Corporate Controller and Senior Director, Finance, of Broadcom, Inc., a leading provider of highly integrated silicon solutions that enable broadband digital transmission of voice, video and data. From 1978 to June 2000, when he joined Broadcom, Mr. Poteracki held a number of finance positions at Motorola, Inc., most recently as Corporate Vice President and Director, Finance, of its Internet and Networking Group and Vice President and Director, Finance, of its Computer Group. Mr. Poteracki received a B.S., Accounting, from the University of Illinois and an M.B.A. from Arizona State University and is a certified public accountant.

      Peter J. Ungaro serves as Vice President in charge of worldwide sales and marketing, a position he has held since he joined us in August 2003. He held a number of sales leadership positions at IBM from 1991 until August 2003, most recently as vice president, worldwide deep computing sales and vice president, worldwide high performance computing sales. Mr. Ungaro received a B.A. from Washington State University.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Price Range of Common Stock and Dividend Policy

      Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On March 1, 2004, we had 73,168,483 shares of common stock outstanding that were held by 783 holders of record.

      The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	2002		2003

	High	Low	High	Low

First Quarter	$2.66	$1.82	$8.53	$6.00
Second Quarter	4.47	2.21	8.33	6.69
Third Quarter	4.43	3.11	13.60	8.03
Fourth Quarter	7.82	3.22	13.49	8.47

      We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibits us from paying cash dividends without the consent of our lenders.

Unregistered Sales of Securities

      We had no unregistered sales of securities in the fourth quarter of 2003.

Item 6.	Selected Financial Data

      Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business unit acquired on April 1, 2000. Period to period comparisons that include periods prior to April 1, 2000, are not indicative of future results. See “Business — Our History — Cray Research Acquisition” above. The selected financial data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements. Net income for 2003 included non-recurring items of $38.5 million, primarily related to the reversal of our deferred tax asset.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except for per share and statistical data)
Operating Data:
Product Revenue	$1,794	$46,617	$51,105	$76,519	$175,004
Service Revenue	320	71,455	82,502	78,550	61,958
Cost of Product Revenue	15,165	32,505	30,657	41,187	97,354
Cost of Service Revenue	273	34,077	41,181	42,581	40,780
Research and Development	15,216	48,426	53,926	32,861	37,762
Net Income (Loss)	(34,532)	(25,388)	(35,228)	5,403	63,248
Comprehensive Income (Loss)	(34,647)	(25,516)	(35,862)	5,874	62,732
Net Income (Loss) per Common Share
Basic	$(1.74)	$(0.78)	$(0.87)	$0.11	$0.94
Diluted	$(1.74)	$(0.78)	$(0.87)	$0.10	$0.81
Weighted Average Outstanding Shares
Basic	19,906	32,699	40,632	47,969	67,098
Diluted	19,906	32,699	40,632	54,417	77,861

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except for per share and statistical data)
Balance Sheet Data:
Cash, Cash Equivalents and Short-term Investments	$10,069	$4,626	$12,377	$23,916	$74,343
Working Capital	9,208	(25,970)	(5,724)	27,351	115,815
Warranty Reserves, Long-term Portion		14,285	8,479	2,326
Capital Leases	1,002	633	768	393
Term Loan Payable			6,071	3,929
Notes Payable	1,291	8,611	8,873	215
Total Assets	23,410	136,193	127,087	145,245	291,589
Shareholders’ Equity	14,307	36,147	14,804	58,615	222,633
Statistical Data:
Number of Full-time Employees	123	886	842	843	905

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by that Section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under “Business — Factors That Could Affect Future Results” beginning on page 16. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Overview

      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue until customer acceptance. In 2002 we completed hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. We are developing enhancements to this system that will increase significantly processor speed and capability, which we call the Cray X1E system, with first shipments scheduled for the second half of 2004. In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high bandwidth, massively parallel processing supercomputer system called Red Storm. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth. This product is scheduled for shipment in the second half of 2004. In mid-2003 we began work under a contract with DARPA that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. In February 2004 we announced a definitive agreement to acquire OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. OctigaBay is developing a balanced high bandwidth system designed to be highly reliable and easy-to-use that is targeted for the midrange market. Initial commercial shipments of the OctigaBay product are not expected until late 2004, with full production ramp in 2005. We expect that most of our 2004 product revenue will come from sales of our Cray X1 and Cray X1E systems, with additional contributions from the completion of the Red Storm project, continued work on the Cascade project and sales of the commercial version of the Red Storm system. We provide maintenance services to the worldwide installed base of Cray computers. We also offer high performance computing services that leverage our industry technical knowledge.

      We experienced net losses in each full year of our operations prior to 2002. We incurred a net loss of $35.2 million in 2001. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including non-recurring income items of a net $38.5 million).

      Our fiscal year is the calendar year, and references to a particular year are to the year ended December 31 of that year.

      Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth above under “Business — Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

      This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, deferred tax realizability, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

      We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

      Product. We generally recognize revenue from product sales upon customer acceptance and when we have no unfulfilled obligations that affect the customer’s final acceptance.

      Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a buyer’s specifications, and to provide services related to the performance of such contracts, is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components at future dates. Estimates may need to be adjusted from quarter to quarter which would impact revenue and margins on a cumulative basis.

      Services. Service revenues for the maintenance of computers are recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High performance computing service revenue is recognized as the services are rendered.

      Multiple-Element Arrangements. We enter into transactions that include multiple-element arrangements, which may include any combination of services, hardware, and/or software. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item. Otherwise, revenue is deferred until delivery of the last element.

•	Vendor-specific objective (VSOE) of fair value of the undelivered element.

•	The functionality of the delivered elements is not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

      VSOE is the price we charge to an external customer for the same element when such element is sold separately and/or management’s established price list.

Inventories

      We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. Although we did not write down any significant inventory for 2003 or 2002, we recorded $3.5 million of inventory write-downs for 2001. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We may also have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

Goodwill

      Approximately 4% of our assets as of December 31, 2003, consisted of goodwill resulting from our acquisition of the Cray Research business unit from SGI in 2000. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, we adopted SFAS No. 142 on January 1, 2002, and we no longer amortize goodwill associated with the acquisition, but we will be required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2003, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business. In 2003, we decreased goodwill by $9.3 million due to the reversal of our valuation allowance for deferred tax assets. See Note 10 — Federal Income Taxes, of the Notes to the Consolidated Financial Statements.

T90 Reserve

      We acquired service contracts in the acquisition of the Cray Research business unit in April 2000 for Cray T90 vector computers. Some of the components in the Cray T90 vector computers have an unusually high failure rate. As of April 1, 2000, the date of our acquisition of the Cray Research business unit from SGI, we recorded a warranty reserve of $47.5 million, of which $46.3 million reflected our estimate of the amount by which the cost of servicing the T90 vector computers would exceed the revenue generated from servicing them until they were no longer in use by our customers. As we incur costs to service these computers in excess of the related service revenue, we reduce the amount of the T90 warranty reserve. As of December 31, 2003, our total warranty reserve balance was $655,000, of which $586,000 related to the T90 vector computers. We continually monitor the reasonableness of our estimate of the warranty reserve. This involves analysis of our assumptions with regard to the length of time the T90 vector computers will be in use by our customers, the failure rate of modules in the computers considering actual historical failure rates, and personnel and resources, including service spares, that will be required to correct failures that occur in the future. In determining the appropriate reserve, we reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $2.6 million and $3.8 million for 2003 and 2002, respectively. We believe that the T90 warranty reserve balance at December 31, 2003, is a reasonable estimate of the extent to which our costs to service these computers will exceed the revenue generated from existing service contracts. The most significant cost of maintenance is the amortization of T90 spare parts. The quarterly amortization is $1.1 million, and the spares will be fully amortized as of March 31, 2004. The T90 reserve will be almost fully utilized on March 31, 2004, with revenue on the few remaining T90’s then in service expected to cover the cost to maintain.

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

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, we are required to apply the provisions of FIN 46 in the first quarter of 2004 since we have no interests in special purpose entities, for which application would be required as of December 31, 2003. We do not expect to consolidate any variable interest entities upon the adoption of FIN 46.

Results of Operations

Product Revenue

      We had product revenue of $175.0 million for 2003, compared to $76.5 million in 2002 and $51.1 million in 2001. Product revenue represented 74% of total revenue for 2003, compared to 49% in 2002 and 38% in 2001. The growth in product revenue in 2003 was principally due to the availability of the Cray X1 system for the entire year as well as contributions from the Red Storm and Cascade projects. Product revenue in prior years related principally to products we no longer market. Product revenue in 2001 was adversely impacted by delays in completing the SV1ex enhancements.

      We expect product revenue to grow in 2004 in both absolute amounts and as a percentage contribution to total revenue. This revenue growth depends on continued sales of the Cray X1 system, completion of the Red Storm project and the availability of the Cray X1E enhancements and the commercial version of the Red Storm system in the second half of 2004. We expect our product revenue to vary quarterly, perhaps significantly, with the second half of 2004 being stronger than the first half.

Service Revenue

      We had service revenue of $62.0 million, including revenue from maintenance services of $57.4 million for 2003, compared to service revenue of $78.6 million in 2002 and $82.5 million in 2001. Service revenue represented 26% of total revenue for 2003, 51% in 2002 and 62% for 2001.

      Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect the absolute amount of maintenance service revenue to continue to decline slowly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. The decline in percentage contribution to total revenue is due to the significant increase in product revenue as new products and projects have become available as well as the decline in maintenance revenue.

Operating Expenses

      Cost of Product Revenue. We had cost of product revenue of $97.4 million for 2003 compared to $41.2 million in 2002 and $30.7 million in 2001. Our cost of product represented 56% of product revenue for 2003 compared to 54% in 2002 and 59% in 2001. Revenue for 2003, 2002 and 2001 includes $316,000, $5.9 million and $2.2 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis.

      We anticipate lower overall product margins in 2004 than in 2003 due to the completion of the Red Storm project, which has minimum margins, increasing margin pressure on the Cray X1 systems, particularly with the availability of the Cray X1E system, low margin contribution from the Cascade project and the introduction of the commercialized version of the Red Storm product, which will be marketed in the more competitive massively parallel processor market. We also may grant favorable pricing for large multi-system contracts and to obtain strategic accounts.

      Cost of Service Revenue. We had cost of service revenue of $40.8 million for 2003 compared to $42.6 million in 2002 and $41.2 million in 2001. Our cost of service revenue represented 66% of service revenue for 2003, compared to 54% in 2002 and 49% in 2001. In 2003 and 2002, cost of maintenance revenue was favorably impacted by a $2.6 million and a $3.8 million, respectively reduction in warranty reserves.

      In 2003 margins from maintenance revenue were adversely affected due to the withdrawal of legacy Cray systems without a commensurate decrease in maintenance expenses and personnel. As we reduce maintenance service personnel, cost of service is impacted adversely by associated severance expenses.

      As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We incurred $3.3 million as a non-recurring charge in the fourth quarter of 2003 related to severance charges in the service area as we attempted to anticipate these 2004 maintenance service revenue declines. Two factors will favorably impact the cost of service revenue: the legacy spares will be fully amortized by the end of the first quarter 2004, and the cost of servicing the Cray T90 computers remaining in 2004 past the first quarter is not expected to exceed the associated service revenue. Maintenance costs should stabilize after the first quarter of 2004 at about 65% of revenue.

Research and Development

      Research and development expenses for 2003, 2002 and 2001 reflect our costs associated with the development of the Cray X1 system and in 2003 its enhancements and successors, and to a lesser extent, the Cray MTA-2 in both the 2003 and 2002 periods, including related software development. Research and development expenses in 2001 also reflect our costs associated with the enhancements to the Cray SV1 and T3E systems, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development expenses in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected on our financial statements as cost of product revenue and the related reimbursements are recorded on our financial statements as product revenue.
Research and development expenses for 2003, 2002 and 2001 were as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Gross research and development	$68,801	$48,650	$66,549
Government funding	(31,039)	(15,789)	(12,623)

Net research and development	$37,762	$32,861	$53,926

      Net research and development expenditures represented 16%, 21%, and 40% of revenue for 2003, 2002 and 2001, respectively, as we have increased government funding and grown revenue.

      We expect that gross and net research and development expenses will increase in 2004 as we continue the development of the Cray X1E system, continue our efforts on the Cascade project and complete our work on the Red Storm project. Even assuming the completion of the OctigaBay acquisition and the associated increase in research and development expenses, we expect net research and development expenses to continue to decrease as a percentage of overall anticipated revenue as we expect to increase our overall revenue and to receive increased government funding.

Marketing and Sales

      Marketing and sales expenses were $27.0 million for 2003, compared to $20.3 million in 2002 and $20.0 million 2001. As a percentage of revenue, marketing and sales expenses were 11.4%, 13.1% and 15.0% for 2003, 2002 and 2001, respectively. The increase in these expenses in 2003 was due to the roll-out of the Cray X1 product line, increased sales commissions due to higher sales activity and additional benchmarking and applications personnel. We expect marketing and sales expenses to grow in line with anticipated increases in 2004 product revenue with the introduction of the Cray X1E systems and Red Storm products, increased sales commissions due to higher sales activity, continued emphasis on benchmarking and applications development and assuming the completion of the OctigaBay acquisition.

General and Administrative

      General and administrative expenses were $10.9 million for 2003, compared to $8.9 million in 2002 and $9.2 million for 2001. General and administrative expenses were 4.6%, 5.8% and 6.9% of revenue for 2003, 2002 and 2001, respectively. The increase in these expenses in 2003 was due to costs associated with compliance with the Sarbanes-Oxley Act of 2002, including increased accounting and legal expenses and new fees payable to our Board of Directors, increased premiums for directors and officers insurance, and legal costs and settlement expenses related to a patent litigation matter. We expect general and administrative expenses to grow in 2004 as we add some personnel but, even assuming the completion of the OctigaBay acquisition, to decline slightly as a percentage of anticipated 2004 revenue.

Restructuring Charges

      Restructuring charges were $4.0 million in 2003, compared to $1.9 million in 2002 and $3.8 million in 2001. Of the 2003 amount, $3.3 million represent severance expenses related to the termination of 27 employees in 2003, primarily associated with our service activities in Europe and Japan. The remaining $721,000 charge in 2003 related to expensing certain technology that we plan to no longer use. The charges in 2002 and 2001 represent severance expenses related to the termination of 20 employees in 2002 and 102 employees in 2001.

Goodwill

      We incurred no amortization expense in 2003 or 2002, compared to $7.0 million for 2001. The 2001 amortization expense relates to the goodwill resulting from the acquisition of the Cray Research business unit on April 1, 2000, and followed the governing accounting standards then in effect, which were changed with the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142. See Note 2 of the Notes to the Consolidated Financial Statements. In 2003, we decreased goodwill by $9.3 million due to the reversal of the valuation allowance for deferred tax assets. See Note 10 — Federal Income Taxes, of the Notes to the Consolidated Financial Statements.

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively from January 1, 2002. Annually on January 1 we test goodwill for impairment. There was no goodwill impairment in 2002 or 2003. Supplemental comparative disclosure as if the change had been retroactively applied in 2001 is as follows (in thousands, except per share amounts):

	Year ended December 31,

	2001	2002	2003

Reported net income (loss)	$(35,228)	$5,403	$63,248
Plus: Goodwill Amortization	6,981

Adjusted net income (loss)	$(28,247)	$5,403	$63,248

Reported basic net income (loss) per share	$(0.87)	$0.11	$0.94
Reported diluted net income (loss) per share	$(0.87)	$0.10	$0.81
Plus: Goodwill Amortization	0.17

Adjusted basic net income (loss) per share	$(0.70)	$0.11	$0.94

Adjusted diluted net income (loss) per share	$(0.70)	$0.10	$0.81

Other Income (Expense), net

      Other income was $1.5 million for 2003 and $3.1 million for 2002, compared to other expense of $336,000 for 2001. Other income in 2003 consisted primarily of unrealized gains and losses from the effects of foreign currency exchange rates, while other income in 2002 primarily consisted of a negotiated settlement of an accrued cancellation charge on a purchase commitment.

Interest Income (Expense), net

      Interest income was $657,000 for 2003 compared to $147,000 in 2002 and $224,000 in 2001. The 2003 interest income reflects our increased average cash position in 2003 following our public offering in February 2003 in which we raised $49.1 million.

      Interest expense was $213,000 for 2003 compared to $3.0 million for 2002 and $2.0 million in 2001. The interest expense for 2003 reflects interest on our term loan for the first four months of the year and interest on our capital leases. Interest expense for 2002 was largely due to a non-cash charge of $2.1 million associated with the convertible debenture financing completed in November 2001 and $900,000 of interest paid on our term loan, line of credit and capital leases, while 2001 had non-cash interest charges of $747,000 associated with the value of the conversion feature of certain investor promissory notes and $225,000 for the value of options, and just over $1 million of interest paid on our term loan, line of credit and capital leases.

Taxes

      We recorded an income tax benefit of $42.2 million in 2003 as part of the reversal of the valuation allowance for deferred tax assets. For 2002 and 2001, we had an income tax provision of $2.2 million and $994,000, respectively, primarily relating to income taxes in foreign countries and certain states. There has been no provision for U.S. federal income tax charges for any period because of our net operating loss carry-forwards.

      As of December 31, 2003, we had tax net operating loss carry-forwards of approximately $136.1 million that expire in years 2010 through 2022, if not utilized.

Net Income (Loss)

      Net income was $63.2 million for 2003, compared to $5.4 million for 2002 and a net loss of $35.2 million for 2001. Net income for 2003 was favorably impacted by the net effect of two non-recurring items: recognition of a tax benefit for reversal of the valuation allowance for deferred tax assets of $42.5 million, which was partially offset by a $4.0 million restructuring charge. Without the non-recurring items, net income would have been $24.7 million. The improvement in net income, as so adjusted, was due to increased product revenue, expenditures that grew less than the revenue growth, principally net research and development expenses, and, compared to 2001, the absence of goodwill amortization charges.

Liquidity and Capital Resources

      Cash, cash equivalents, short-term investments and accounts receivable totaled $122.8 million at December 31, 2003, compared to $54.9 million at December 31, 2002. Over that period, cash and cash equivalents increased from $23.9 million to $39.8 million, while short-term investments increased from zero to $34.6 million. At December 31, 2003, we had working capital of $115.8 million compared to $27.4 million at December 31, 2002. In the first quarter of 2003, we realized $49.1 million of net proceeds from the public sale of our common stock.

      Net cash used by operating activities was $9.3 million for 2003, compared to $8.7 million for 2002 and $26.6 million for 2001. For 2003 net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues. For 2002 net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues. For 2001 net operating cash flows were primarily attributed to our net loss, offset by depreciation and amortization, along with decreases in accounts payable and warranty reserves.

      Net cash used by investing activities was $41.2 million for 2003, compared to $6.0 million for 2002 and $9.5 million for 2001. Net cash used by investing activities for 2003 consisted of net purchases of $34.6 million of short-term investments following completion of our public offering of common stock and $6.6 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. Net cash used by investing activities for 2002 consisted primarily of purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2001 the net cash used in investing activities was primarily for electronic test equipment and computer hardware purchases.

      Net cash provided by financing activities was $65.6 million for 2003, compared to $25.3 million for 2002 and $44.0 million for 2001. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million, and $18.7 million from warrant and stock option exercises. We used $3.9 million to retire our term loan debt. In 2002 we raised $16.2 million primarily through the sale of common stock and employee option exercises, and received another $11.8 million through the exercise of warrants that otherwise would have expired. In 2001, we raised $24.9 million through the sale of preferred stock to NEC, and in November 2001 we issued $9.3 million in convertible subordinated notes.

      Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we increase production of Cray X1 systems and move to production of the Cray X1E system, completion of the OctigaBay acquisition, completion of the Red Storm project and introduction of the commercialized version of the Red Storm product, third-party engineering expenses, and acquisition of property and equipment. Our fiscal year 2004 capital expenditure budget for property and equipment is estimated currently at $15 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of December 31, 2003 (in thousands):

	Payments Due by Periods

		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	years	years	5 years

Development agreements	$6,897	$5,254	$1,557	$86	$
Capital lease obligations	175	175
Operating leases	22,435	5,257	14,428	2,750

Total contractual cash obligations	$29,507	$10,686	$15,985	$2,836	$

      At any particular time, given the high average selling price of our products, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue, receipt of government funding of research and development activities and the need to purchase inventory. We believe our current cash resources will be adequate for the next twelve months.

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

QUARTERLY FINANCIAL DATA

(In thousands, except per share data)

      The following table presents unaudited quarterly financial information for the two years ended December 31, 2003. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

	2002				2003

For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$35,200	$38,637	$42,051	$39,181	$44,129	$61,760	$63,845	$67,228
Cost of Sales	15,553	22,014	24,430	21,771	27,956	35,187	35,339	39,652
Gross Margin	19,647	16,623	17,621	17,410	16,173	26,573	28,506	27,576
Research and Development	10,551	8,588	7,301	6,421	7,475	10,363	10,533	9,391
Marketing and Sales	4,857	4,920	5,158	5,397	5,521	6,185	6,727	8,605
General and Administrative	2,040	1,893	2,108	2,882	1,874	2,664	3,164	3,206
Restructuring Charge	1,878							4,019
Net Income (loss)	749	1,187	2,139	1,328	1,197	7,858	8,463	45,730
Comprehensive Income (loss)	247	1,981	2,262	1,384	1,162	8,120	8,453	44,997
Net Income (loss) Per Common Share, Basic	$0.02	$0.03	$0.04	$0.03	$0.02	$0.12	$0.12	$0.63
Net Income (loss) Per Common Share, Diluted	$0.02	$0.02	$0.04	$0.02	$0.02	$0.10	$0.10	$0.56

      The restructuring charge in the fourth quarter of 2003 related to severance expenses in connection with the termination of approximately 27 employees. Net income for the fourth quarter of 2003 included non-recurring items of $38.5 million, primarily related to the reversal of our valuation allowance for deferred tax assets.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our principal executive and financial officers have concluded that our controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART III

      Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2004, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Company

      Information with respect to our directors may be found in the section titled “Corporate Governance” under the caption “The Board of Directors” and in the section titled “Discussion of Proposals Recommended by the Board” under the heading “Proposal 1: To Elect Two Directors” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers may be found beginning on page 23 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the section titled “Our Common Stock Ownership” under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

      Our Board of Directors has adopted a Code of Business Conduct applicable to all of our directors, officers and employees. The Code of Business Conduct, our Corporate Governance Guidelines, revised charters for each of our Board committees and other governance documents may be found on our web site: http://www.cray.com under “Investors-Corporate Governance.”

Item 11.	Executive Compensation

      The information in the Proxy Statement set forth in the section titled “Corporate Governance” under the captions “The Committees of the Board,” “How We Compensate Directors,” “How We Compensate Executive Officers” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information in the Proxy Statement set forth under the section “Our Common Stock Ownership” and under the caption “Equity Compensation Plan Information” in the section titled “Discussion of Proposals Recommended by the Board — Proposal 4: To Approve the 2004 Long-Term Equity Compensation Plan” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the caption “Certain Transactions” in the section titled “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the caption “Independent Public Accountants — Information Regarding Our Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2002 and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

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

(b) Reports on Form 8-K

      A report on Form 8-K for an event of October 30, 2003, was filed on October 30, 2003, reporting the issuance of a press release on the Company’s financial results for the third quarter and first nine months of 2003 under Item 5, “Other Events.”

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2004.

CRAY INC.

By	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
Chief Executive Officer, President
and Chairman of the Board

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 15, 2004.

Signature	Title

By /s/ JAMES E. ROTTSOLK James E. Rottsolk	Chief Executive Officer, President and Chairman of the Board of Directors

By /s/ BURTON J. SMITH Burton J. Smith	Director

By /s/ SCOTT J. POTERACKI Scott J. Poteracki	Chief Financial Officer and Chief Accounting Officer

By /s/ DAVID N. CUTLER David N. Cutler	Director

By /s/ DANIEL J. EVANS Daniel J. Evans	Director

By /s/ KENNETH W. KENNEDY, JR. Kenneth W. Kennedy, Jr.	Director

By /s/ STEPHEN C. KIELY Stephen C. Kiely	Director

Signature	Title

By /s/ WILLIAM A. OWENS William A. Owens	Director

By /s/ DANIEL C. REGIS Daniel C. Regis	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation
3.2	Amended and Restated Bylaws(1)
4.1	Form of Common Stock Purchase Warrants due May 17, 2004(14)
4.2	Form of Common Stock Purchase Warrants due June 21, 2004(15)
4.3	Form of Common Stock Purchase Warrants due November 6, 2004(9)
4.4	Form of Common Stock Purchase Warrants due August 30, 2006(16)
4.5	Form of Common Stock Purchase Warrants due June 21, 2009(17)
10.1	2000 Non-Executive Stock Option Plan(5)
10.2	2001 Employee Stock Purchase Plan(13)*
10.3	2003 Stock Option Plan(2)*
10.4	Form of Management Continuation Agreement between the Company and its executive officers and certain other Employees(10)*
10.5	Executive Severance Policy(3)*
10.6	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)
10.7	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)
10.8	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.9	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)
10.10	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002(3)
10.11	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)
10.12	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003(3)
10.13	Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated April 10, 2003, and related note(8)
10.14	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)
10.15	Distribution Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+
10.16	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)+
10.17	Maintenance Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+
10.18	Amendment to Maintenance Agreement between NEC Corporation and the Company, dated June 9, 2003(11)+
10.19	Letter from NEC Corporation notifying the Company that its distribution rights in North America will be non-exclusive, dated April 24, 2003(11)
21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
24.1	Power of Attorney (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Rottsolk, Chief Executive Officer and President

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Poteracki, Chief Financial and Accounting Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and President and the Chief Financial and Accounting Officer

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on February 7, 2003.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 33-107835, as filed with the Commission on August 11, 2003.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2003.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on November 28, 2001.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on August 14, 2003.

(12)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-102392), filed on January 7, 2003.

(15)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on June 30, 1999.

(16)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on September 4, 2002.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), filed on March 30, 2001.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$23,916	$39,773
Short-term investments, available for sale		34,570
Accounts receivable, net of allowance of $1,098 in 2002 and $1,125 in 2003	31,017	48,474
Inventory	24,033	43,022
Prepaid expenses and other assets	5,805	18,932

Total current assets	84,771	184,771
Property and equipment, net	24,799	26,157
Service spares, net	9,279	4,925
Goodwill	22,680	13,344
Deferred tax asset	263	58,595
Other assets	3,453	3,797

TOTAL	$145,245	$291,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,173	$12,553
Accrued payroll and related expenses	15,573	19,035
Other accrued liabilities	4,396	3,328
Deferred revenue	18,406	33,233
Current portion of warranty reserves	3,273	655
Current portion of obligations under capital leases	241	152
Current portion of term loan	2,143
Current portion of notes payable	215

Total current liabilities	57,420	68,956
Warranty reserves	2,326
Obligations under capital leases	152
Term loan payable	1,786
Series A Convertible Preferred Stock, par $.01 — Authorized, issued and outstanding, 3,125 and zero shares, respectively	24,946
Commitments and contingencies (See note 8 and 9)
Shareholders’ equity:
Common Stock, par $.01 — Authorized, 120,000 shares; issued and outstanding, 56,039 and 72,601 shares, respectively	211,255	312,646
Deferred compensation		(105)
Accumulated other comprehensive loss	(291)	(807)
Accumulated deficit	(152,349)	(89,101)

	58,615	222,633

TOTAL	$145,245	$291,589

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,

	2001	2002	2003

Revenue:
Product	$51,105	$76,519	$175,004
Service	82,502	78,550	61,958

Total revenue	133,607	155,069	236,962

Operating expenses:
Cost of product revenue	30,657	41,187	97,354
Cost of service revenue	41,181	42,581	40,780
Research and development	53,926	32,861	37,762
Marketing and sales	19,961	20,332	27,038
General and administrative	9,226	8,923	10,908
Restructuring charge	3,802	1,878	4,019
Amortization of goodwill	6,981

Total operating expenses	165,734	147,762	217,861

Income (loss) from operations	(32,127)	7,307	19,101
Other income (expense), net	(336)	3,104	1,496
Interest income (expense), net	(1,771)	(2,832)	444

Income (loss) before income taxes	(34,234)	7,579	21,041
Income tax expense (benefit)	994	2,176	(42,207)

Net income (loss)	(35,228)	5,403	63,248
Other comprehensive income (loss):
Unrealized gain on investments			9
Currency translation adjustment	(634)	471	(525)

Comprehensive income (loss)	$(35,862)	$5,874	$62,732

Basic net income (loss) per common share	$(0.87)	$0.11	$0.94

Diluted net income (loss) per common share	$(0.87)	$0.10	$0.81

Weighted average shares outstanding — basic	40,632	47,969	67,098

Weighted average shares outstanding — diluted	40,632	54,417	77,861

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock				Accumulated
					Other
	Number		Deferred	Accumulated	Comprehensive
	of Shares	Amount	Compensation	Deficit	Loss	Total

BALANCE, January 1, 2001	35,250	$158,799	$	$(122,524)	$(128)	$36,147
Issuance of shares under Employee Stock Purchase Plan
Options issued for debt		225				225
Common stock issued	1,747	3,430				3,430
Beneficial conversion feature in notes and warrants		1,194				1,194
Stock issued to consultants	75	141				141
Common stock issued in exchange for notes, net of issuance costs of $821	4,077	7,479				7,479
Issuance of shares under Company 401(k) Plan	330	683				683
Exercise of stock options	16	28				28
Warrants issued for services		24				24
Warrants issued for credit facility		125				125
Other comprehensive loss:
Cumulative currency translation adjustment					(634)	(634)
Net loss				(35,228)		(35,228)

BALANCE, December 31, 2001	42,187	173,318		(157,752)	(762)	14,804
Common stock issued, less issuance costs of $973	4,891	12,927				12,927
Convertible debentures converted to common stock, less issuance costs of $398	3,957	8,902				8,902
Issuance of shares under Employee Stock Purchase Plan	408	1,317				1,317
Issuance of shares under Company 401(k) Plan	257	568				568
Common stock issued for accrued interest on convertible debentures	182	670				670
Exercise of stock options	530	1,413				1,413
Exercise of warrants, less issuance costs of $545	3,627	11,759				11,759
Warrants issued for consulting services		230				230
Compensation expense on related party notes		151				151
Other comprehensive income:
Cumulative currency translation adjustment					471	471
Net income				5,403		5,403

BALANCE, December 31, 2002	56,039	211,255		(152,349)	(291)	58,615
Common stock issued, less issuance costs of $3,165	7,355	42,500				42,500
Exercise of underwriter over-allotment option	1,125	6,559				6,559
Common stock issued in conversion of Series A Preferred stock	3,269	24,946				24,946
Issuance of shares under Company 401(k) Plan	76	550				550
Issuance of shares under Employee Stock Purchase Plan	243	1,646				1,646
Exercise of stock options	2,752	12,019				12,019
Exercise of warrants, less issuance costs of $397	1,722	6,665				6,665
Issuance of restricted stock	20	180	(180)
Compensation expense on restricted stock			75			75
Tax benefit on non qualified stock options		6,326				6,326
Other comprehensive income:
Unrealized gain on available for sale investments					9	9
Cumulative currency translation adjustment					(525)	(525)
Net income				63,248		63,248

BALANCE, December 31, 2003	72,601	$312,646	$(105)	$(89,101)	$(807)	$222,633

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2002	2003

Operating activities
Net income (loss)	$(35,228)	$5,403	$63,248
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14,157	15,364	15,860
Amortization of goodwill	6,981
Write-off of related party notes	347
Loss (gain) on disposal of assets		(38)	231
Interest paid through issuance of common stock		670
Amortization of beneficial conversion feature of notes payable	814	1,127
Common stock issued to consultant	141
Compensation expense on related party notes		151
Non-cash warrant and option expense	372	230
Tax benefit on stock options			6,326
Deferred income taxes	(743)	480	(58,332)
Cash provided (used) by changes in operating assets and liabilities, net of the effects of the Cray Research acquisition:
Accounts receivable	(84)	(6,434)	(18,553)
Spares	(440)	(121)	(180)
Inventory	8,221	(8,442)	(27,084)
Long-term receivable	(550)	550
Prepaid expenses and other assets	(1,198)	(3,005)	(11,893)
Goodwill			9,336
Accounts payable	(5,598)	1,932	(678)
Accrued purchase commitment and other accrued liabilities	(2,406)	(6,231)	(1,214)
Accrued payroll and related expenses	40	3,612	3,786
Warranty reserve	(17,228)	(9,454)	(4,944)
Deferred revenue	5,761	(4,483)	14,828

Net cash used by operating activities	(26,641)	(8,689)	(9,263)
Investing activities
Proceeds from sale of property and equipment		46
Sales/maturities of short-term investments			14,563
Purchases of short-term investments			(49,133)
Purchases of property and equipment	(9,472)	(6,038)	(6,599)

Net cash used by investing activities	(9,472)	(5,992)	(41,169)
Financing activities
Restricted cash	408	353
Related party (receivable)/payments	122
Issuance of notes payable	9,300
Issuance of common stock	5,305	14,812	44,696
Issuance costs on common stock	(821)
Proceeds from exercise of options	28	1,413	18,653
Proceeds from exercise of warrants		11,759	6,665
Proceeds from term loan	7,500
Principal payments on term loan	(1,429)	(2,142)	(3,929)
Principal payments on bank note	(943)	(485)	(215)
Sale of preferred stock	24,946
Principal payments on capital leases	(371)	(375)	(241)

Net cash provided by financing activities	44,045	25,335	65,629

Effect of foreign exchange rate changes on cash and cash equivalents	(181)	885	660

Net increase in cash and cash equivalents	7,751	11,539	15,857
Cash and cash equivalents
Beginning of period	4,626	12,377	23,916

End of period	$12,377	$23,916	$39,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$968	$944	$213
Cash paid for income taxes	1,337	1,381	2,741
Non-cash investing and financing activities
Inventory transfers to fixed assets		595	8,095
Unrealized gain on short-term investments			9
Fixed asset additions through issuance of notes payable	585
Fixed assets acquired through capital leases	506
Note payable converted to common stock	8,300	9,300
Preferred stock converted to common stock			24,946
Beneficial conversion feature on notes payable and related warrants	1,194

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     DESCRIPTION OF BUSINESS

      Cray Inc. (“Cray” or the “Company”) designs, develops, markets and services high performance computer systems, commonly known as supercomputers. The Company presently markets four computer systems, the Cray X1, Cray SX-6, Cray MTA-2 and cluster solutions, and is developing a new supercomputer system called Red Storm for delivery to Sandia National Laboratories in late 2004 pursuant to a long-term development contract. The Company is developing an enhancement to the Cray X1 system called the Cray X1E system, and a commercial version of the Red Storm system, both of which are scheduled for shipment in the second half of 2004. The Company also provides maintenance services to the worldwide installed base of Cray computers.

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

Short-term investments

      The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair value, based on quoted market prices; unrealized gains and losses are reflected in other comprehensive income.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      The Company currently derives the majority of revenues from sales of products and services to U.S. government agencies or commercial customers primarily serving the U.S. government. See Note 15 for additional information. Given the type of customers, the Company does not believe such customers represent credit risk.

Accounts Receivable

      Accounts receivable is primarily composed of amounts due from government funded research and development projects and amounts contractually due from customers for products and services.

Fair Values of Financial Instruments

      The Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, notes payable and term loan. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and term loan approximate their fair value based on the short-term nature of these financial instruments, or borrowing rates currently available to the company. Short-term investments are recorded at their fair value.

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

Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years for furniture, fixtures and computer equipment, and eight to twenty-five years for buildings and land improvements. Equipment under capital leases is depreciated over the lease term. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use are capitalized and depreciated over their estimated useful lives, generally four years.

Service Spares

      Service spares are primarily utilized to fulfill the Company’s service obligations related to the Cray product line. The cost of service spares is allocated as the related assets are used in service.

Impairment of Long-lived Assets

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Pursuant to SFAS No. 144, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments were recorded during 2001 or 2002. During 2003, the Company recorded an impairment loss of $1.1 million on certain inventory and fixed assets related to the MTA product line, of which $343,000 was included in cost of product sales and $721,000 was included in restructuring expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

      Product. The Company generally recognizes revenue from product sales upon customer acceptance and when there are no unfulfilled Company obligations that affect the customer’s final acceptance.

      Revenue from contracts that require the Company to design, develop, manufacture or modify complex information technology systems to a buyer’s specifications, and to provide services related to the performance of such contracts, is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components at future dates. Estimates may need to be adjusted from time to time which would impact revenue and margins on a cumulative basis.

      Services. Service revenues for the maintenance of computers are recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High-performance computing service revenue is recognized as the services are rendered.

      Multiple-Element Arrangements. The Company enters into transactions that include multiple-element arrangements, which may include any combination of services, hardware, and/or software. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item. Otherwise, revenue is deferred until delivery of the last element.

•	Vendor-specific objective (VSOE) of fair value of the undelivered element.

•	The functionality of the delivered elements is not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

VSOE is the price charged by the Company to an external customer for the same element when such element is sold separately and/or management’s established price list.

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

Research and Development

      Research and development costs include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing software features and expenses related to future implementations of systems. Research and development costs are expensed as incurred, and are offset in part by government funding for development and services. Non-recurring engineering costs are expensed over the term of the development period. SFAS No. 86, Accounting for the

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software product costs after technological feasibility of the software is established. Due to the relatively short period between the technological feasibility of a product and completion of product development, and the insignificance of related costs incurred during this period, no software development costs have been capitalized.

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

Stock-Based Compensation

      The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2001, 2002, and 2003 would have been the pro forma amounts indicated below (in thousands):

	2001	2002	2003

Net income (loss), as reported	$(35,228)	$5,403	$63,248
Add:
Stock based compensation included in reported net income (loss)		151	75
Less:
Total stock based compensation expense determined under fair value based method for all awards	(9,986)	(13,332)	(10,207)

Pro forma net income (loss)	$(45,214)	$(7,778)	$53,116

      Basic and diluted net income (loss) per common share:

	2001	2002	2003

Basic:
As reported	$(0.87)	$0.11	$0.94
Pro forma	$(1.11)	$(0.16)	$0.79
Diluted:
As reported	$(0.87)	$0.10	$0.81
Pro forma	$(1.11)	$(0.16)	$0.68

      The weighted average Black-Scholes value of options granted under the stock option plans during 2001, 2002 and 2003 was $1.95, $2.90 and $8.43, respectively. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 97%, 95% and 84% for 2001, 2002 and 2003, respectively, risk-free interest rate of 5.0%, 3.8%, and 4.3% for 2001, 2002 and 2003, respectively, and an expected term of 8.2 years for 2001 and 2002, respectively, and 7.1 years for 2003.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

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

      The following data show the amounts used in computing the weighted average number of shares of potentially dilutive common stock (in thousands):

	Years ended December 31,

	2001	2002	2003

Weighted average number of shares used in basic EPS	40,632	47,969	67,098
Effect of dilutive securities:
Stock options and warrants		3,323	10,763
Convertible preferred stock		3,125

Weighted average number of common shares and potentially dilutive common stock used in diluted EPS	40,632	54,417	77,861

Potentially dilutive securities excluded from computations because they are anti-dilutive	33,251	19,022	8,654

Segment Information

      The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See Note 15 — Segment Information.

Warranty Reserve

      Certain components in the T90 vector computers manufactured by Silicon Graphics, Inc. (“SGI”), prior to the Company’s acquisition of the Cray Research operations have an unusually high failure rate. The cost of servicing the T90 computers exceeds the related service revenues. The Company is continuing to take action

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that commenced prior to the acquisition to address this problem, and has recorded a reserve to provide for anticipated future losses on the T90 maintenance service contracts. Included in warranty reserves at December 31, 2002, and 2003, is an accrual of $5.3 million and $586,000, respectively, for estimated losses on service contracts covering the T90 product line. The reserve is calculated as the excess of estimated service costs over estimated service revenues for the term of the related contracts. Estimated service costs include cost of service spares, direct costs of service, indirect labor, and overhead allocations based on management estimates of time dedicated to service T-90 contracts. In determining the appropriate reserve, the Company reduced the T90 reserve and recorded a corresponding reduction to the cost of maintenance revenue of $3.8 million and $2.6 million for years ended December 31, 2002, and 2003, respectively, resulting in a remaining T90 warranty reserve of $5.3 million and $586,000 at December 31, 2002 and 2003. In addition, the Company also reduced a general product warranty reserve and a corresponding reduction to the cost of product revenue of $430,000 in the year ending December 31, 2002.

      A summary of the warranty reserve is as follows (in thousands):

	Balance			Balance
	January 1,	2001	2001	December 31,
	2001	Additions	Deductions	2001

Warranty Reserve	$32,281	$365	$(17,593)	$15,053

	Balance			Balance
	January 1,	2002	2002	December 31,
	2002	Additions	Deductions	2002

Warranty Reserve	$15,053	$354	$(9,808)	$5,599

	Balance			Balance
	January 1,	2003	2003	December 31,
	2003	Additions	Deductions	2003

Warranty Reserve	$5,599	$380	$(5,324)	$655

Recent Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

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

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. In December 2003, the FASB issued FIN 46 (Revised), which deferred the effective date. As revised, we are required to apply the provisions of FIN 46 in the first quarter of 2004 since we have no interests in special purpose entities, for

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which application would be required as of December 31, 2003. We do not expect to consolidate any variable interest entities upon the adoption of FIN 46.

Goodwill

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are no longer amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company has tested goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed an initial impairment test as of January 1, 2002 and determined there was no impairment of goodwill. An annual impairment test is performed as of each January 1. The Company has determined that there was no impairment of goodwill as of January 1, 2003. In 2003 the Company decreased goodwill by $9.3 million due to the reversal of the Company’s deferred tax asset. See Note 10 — Federal Income Taxes.

      In accordance with SFAS No. 142, supplemental comparative disclosure as if the change had been retroactively applied is as follows (in thousands, except per share amounts):

Year ended
December 31,
2001

Reported net loss	$(35,228)
Plus: goodwill amortization	6,981

Adjusted net loss	$(28,247)

Reported basic and diluted net loss per share	$(0.87)
Plus: goodwill amortization	0.17

Adjusted basic and diluted net loss per share	$(0.70)

NOTE 3     SHORT-TERM INVESTMENTS

      As of December 31, 2003, the Company’s investments consisted of the following:

	Cost	Unrealized	Unrealized	Recorded
	Basis	Gains	Losses	Basis

Commercial paper	$4,243			$4,243
U.S. government and agency securities	16,820	$6		16,826
Asset-backed securities	4,303	2	$(9)	4,296
Corporate notes and bonds	9,195	10		9,205

Total short term investments	$34,561	$18	$(9)	$34,570

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realized gains (losses) for the year ended December 31, 2003 were immaterial. Investments at December 31, 2003 mature as follows:

2004	$31,028
2005	1,529
2006	2,013

$34,570

NOTE 4     ACCOUNTS RECEIVABLE, NET

      A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2002	2003

Trade accounts receivable	$25,093	$31,838
Unbilled receivables	—	8,098
Government funding pass-through	4,838	5,828
Advance billings	2,184	3,835

	32,115	49,599
Allowance for doubtful accounts	(1,098)	(1,125)

Accounts receivable, net	$31,017	$48,474

	Balance			Balance
	January 1,	2001	2001	December 31,
	2001	Additions	Deductions	2001

Allowance for doubtful accounts		$936		$936

	Balance			Balance
	January 1,	2002	2002	December 31,
	2002	Additions	Deductions	2002

Allowance for doubtful accounts	$936	$334	$(172)	$1,098

	Balance			Balance
	January 1,	2003	2003	December 31,
	2003	Additions	Deductions	2003

Allowance for doubtful accounts	$1,098	$113	$(86)	$1,125

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5     PROPERTY AND EQUIPMENT, NET

      A summary of property and equipment is as follows (in thousands):

	December 31,

	2002	2003

Land	$131	$131
Building	8,675	9,017
Furniture and equipment	9,948	7,589
Computer equipment	36,143	47,745
Leasehold improvements	3,140	3,183

	58,037	67,665
Accumulated depreciation	(33,238)	(41,508)

Property and equipment, net	$24,799	$26,157

NOTE 6     INVENTORY

      A summary of inventory is as follows (in thousands):

	December 31,

	2002	2003

Components and subassemblies	$13,295	$16,916
Red Storm inventory		1,698
Work in process	8,324	14,178
Finished goods	2,414	10,230

	24,033	43,022

      Revenue for 2001, 2002, and 2003 includes $2.2 million, $5.9 million, and $316,000 respectively, from the sale of obsolete inventory recorded at a zero cost basis.

NOTE 7     SERVICE SPARES, NET

      A summary of service spares is as follows (in thousands):

	December 31,

	2002	2003

Service spares	$24,175	$26,977
Accumulated depreciation	(14,896)	(22,052)

Service spares, net	$9,279	$4,925

NOTE 8     RELATED PARTY TRANSACTIONS

      During 1997, the Company issued full recourse notes for $345,000 related to the exercise of employee stock options. These notes had an original maturity of twelve months from date of issuance and were secured by a stock pledge agreement. The notes were reissued several times. The current notes are due December 31, 2004 and bear interest at a rate of 2.5% per year. Given the uncertainty related to collectability, the notes were fully reserved in 2001. In 2002, the Company and the employees to whom these notes were issued agreed that the Company would forgive 50% of the outstanding principal balance of the notes if the employees remained employed by the Company through December 31, 2002, and the remaining 50% of the outstanding principal

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance if they remain employed by the Company through December 31, 2004, with 25% to be forgiven at the end of 2003 and 2004, respectively. The related stock options were considered variable in nature in 2002 given that the employees had then pledged their shares of common stock as security for the notes. The Company accordingly recorded compensation expense of $151,000 for the year ended December 31, 2002, related to the shares of common stock securing these notes. There was no compensation expense recorded for the year ended December 31, 2001, as the options’ exercise price was equal to or greater than the fair value of the Company’s common stock during those periods. In February 2003, the Company released the pledged common shares as security for the notes.

      The Company also had an unsecured promissory note in the aggregate principal amount of $138,000 from the Chief Executive Officer of the Company. The note was paid in full on February 6, 2002, including accrued interest at a rate of 9.5%. The Company recorded interest income of $3,278 for the year ended December 31, 2001 on the note.

      The Company paid fees related to private debt and equity placements to a company whose Chairman, Chief Executive Officer and principal shareholder was one of the Company’s directors until February 2002. Amounts incurred for the year ended December 31, 2001, for private placement services totaled $1.4 million and amounts paid for the year ended December 31, 2002, totaled $973,000.

NOTE 9     CONTRACTUAL COMMITMENTS

      The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company has acquired computer and other equipment in the amount of $2.6 million for which $2.0 million and $2.6 million of accumulated depreciation was recorded as of December 31, 2002, and 2003, respectively.

      Rent expense under leases accounted for as operating leases for 2001, 2002, and 2003 was $3.3 million, $3.7 million and $3.9 million, respectively.

      Minimum contractual commitments as of December 31, 2003, are as follows (in thousands):

	Capital	Operating	Development
	leases	leases	agreements

2004	$175	$5,257	$5,254
2005		4,958	1,115
2006		4,735	442
2007		4,735	43
2008		2,750	43
Thereafter

	175	$22,435	$6,897

Less amounts representing interest	(23)

	$152

NOTE 10     FEDERAL INCOME TAXES

      As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $136.1 million. The Company also had federal research and experimentation tax credit carryforwards of approximately $3.2 million at December 31, 2003. The net operating loss credit carryforwards at December 31, 2003, will expire from 2010 through 2022, if not utilized.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income (loss) before provision for income taxes consisted of (in thousands):

	December 31,

	2001	2002	2003

United States	$(32,715)	$5,124	$31,202
International	(1,519)	2,455	(10,160)

	$(34,234)	$7,579	$21,041

      The provision for income taxes related to operations consists of the following (in thousands):

	December 31,

	2001		2002		2003

Federal:
Current	$		$		$134
Deferred					(42,012)
State:
Current		143		343	(44)
Deferred					(482)
Foreign:
Current		1,594		1,353	295
Deferred		(743)		480	(97)

Total provision (benefit) for income taxes		$994		$2,176	$(42,207)

      The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate.

	2001	2002	2003

Federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.7%	3.0%	2.2%
Impact of state rate reduction on deferreds		5.8%	-1.4%
Foreign taxes	-0.2%	1.2%	-5.2%
Goodwill	-5.1%
R&D tax credit	4.4%		-5.3%
Other	0.4%	0.4%	1.2%
Effect of change in valuation allowance on deferred tax assets	-38.3%	-16.7%	-227.1%

Effective income tax rate	-2.9%	28.7%	-200.6%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company’s deferred income tax assets are as follows:

	2002	2003

Warranty reserve	$2,097	$254
Inventory reserve	883	46
Accrued compensation	2,318	2,689
Fixed assets	1,225	1,820
Research and experimentation	1,792	3,177
Deferred service revenue	1,281	1,844
Net operating loss carryforwards	54,598	54,768
Other	592	65

Gross deferred tax assets	64,786	64,662
Valuation allowance for deferred tax assets	(64,523)	(6,067)

Deferred tax asset	$263	$58,595

      Due to losses from operations, prior to 2003 there had been no provision for or payments of U.S. federal income taxes for any period. Because of the uncertainty of the ultimate realization of the net deferred tax asset, the Company previously established a valuation allowance for the amount of the net deferred tax asset that it did not expect to be able to utilize. In the fourth quarter of 2003, management determined that, based on its historical operating performance and reasonably expected future performance, the Company expects to be able to utilize most of its net deferred tax asset, except for the amounts that relate primarily to foreign net operating losses and, accordingly, reduced the valuation allowance existing at December 31, 2002, by approximately $58 million.

      The Company recorded a income tax benefit of $42.5 million in 2003, and increased equity for the tax benefit of non-qualified stock options of $6.3 million. The Company also recorded a reduction to goodwill of $9.3 million relating to the portion of the Company’s net operating loss at the time of the acquisition of the Cray research business unit in April 2000.

      The net change in the valuation allowance during the years ended December 31, 2001, 2002 and 2003 was $15.1 million, $821,000 and $58.5 million, respectively.

NOTE 11     NOTES PAYABLE

      Notes payable consist of the following (in thousands except original principal and discount amounts):

	December 31,

	2002		2003

Note payable to bank, dated April 25, 2001, original principal of $585,000, interest at 12.00%, due October 25, 2003, secured by equipment		$215
Less current portion		(215)

Total long-term notes payable	$		$

      In March 2001, the Company entered into a credit agreement with Foothill Capital Corporation. The credit agreement made available $15 million through March 2004. The credit agreement provided $7.5 million of borrowings in the form of a revolving line of credit based on eligible domestic and foreign product accounts receivable, and $7.5 million of borrowings in the form of a term loan. Borrowings under the credit agreement

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were secured by property, plant and equipment and bear annual interest at prime rate plus 2% for the revolving line of credit and prime rate plus 3.25% for the term loan, in each case with a minimum interest rate of 9% per year. The credit agreement contained certain financial covenants with which the Company was in compliance at December 31, 2002. The Company received $7.5 million on March 28, 2001, as part of the term loan. Monthly principal payments on the term loan were $179,000, and as of December 31, 2002, the term loan balance was $3.9 million. The Company paid the balance of the term loan in full on April 15, 2003, and terminated the credit agreement.

      In April 2003, the Company completed a financing arrangement with Wells Fargo Bank, National Association to provide for a $25 million one year revolving credit facility. The new credit facility replaces the Company’s previous financing arrangement with Foothill Capital Corporation. The new credit facility is secured by substantially all of the Company’s domestic assets, bears interest annually at the bank’s prime rate on any amounts borrowed and carries a  3/8 of one percent annual commitment fee on amounts not borrowed. As of December 31, 2003, the Company had no borrowings under the revolving line of credit.

NOTE 12     PREFERRED STOCK

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13     SHAREHOLDERS’ EQUITY

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

      In the first quarter of 2003, the Company completed a public offering of 8,480,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a public offering price of $6.20 per share. The Company received from the offering, after underwriting discount and selling expenses, net proceeds of $49,059,000. The Company intends to use the net proceeds for general corporate purposes.

      Convertible Loan Agreements: In October and December 2000, the Company entered into convertible loan agreements with certain investors, under which it borrowed $12.5 million at 6% per annum. The loan was convertible into common stock at a discount. In accordance with EITF Issue No. 00-27, the Company recorded a beneficial conversion feature of $1.1 million. The discount to notes payable as a result of recording this beneficial conversion feature was amortized to interest expense over the related term of the notes or as conversions occurred, and was $932,000 for the year ended December 31, 2001. The Company had converted $4.2 million of the notes as of December 31, 2000, and converted the remainder during 2001. In addition, in 2001, the Company sold $2.5 million of common stock at a negotiated price of $2.18 per share and $930,000 of common stock at a negotiated price of $1.55 per share to holders of these notes.

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

      In connection with the conversion of all the debentures in December 2002, the Company issued to the holders of the debentures an aggregate of 3,973,935 shares of common stock.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shareholder Warrants: At December 31, 2003, the Company had outstanding and exercisable warrants to purchase an aggregate of 7,116,162 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per share	Date of Warrants

5,000	$6.00	January 20, 2004
25,000	$5.16	March 9, 2004
14,829	$5.00	March 31, 2004
56,556	$3.50	May 17, 2004
1,222,591	$3.00	June 21, 2004
352,336	$4.43	November 6, 2004
5,801	$6.00	November 7, 2005
524	$6.00	May 21, 2006
294,117	$4.50	August 30, 2006
5,139,40	$2.53	June 21, 2009

7,116,162

      The Company had common stock purchase warrants outstanding covering 4,887,185 shares of common stock that expired on June 21, 2002, with an exercise price of $3.92 per share. Prior to expiration, holders exercised warrants covering an aggregate of 2,389,890 shares, and the Company received approximately $8.9 million from the exercises after expenses; warrants for the remaining 2,497,295 shares expired on June 21, 2002.

      Stock Option Plans: The Company has one stock option plan that provides for option grants to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

      A summary of Cray’s stock option activity and related information follows:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, January 1, 2001	8,224,005	$5.61	2,428,813	$5.59
Granted	3,203,284	2.26
Exercised	(15,856)	1.76
Canceled	(420,661)	4.61

Balance, December 31, 2001	10,990,772	4.68	4,936,938	5.59
Granted	4,742,908	3.38
Exercised	(529,125)	2.61
Canceled	(1,823,953)	2.79

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, December 31, 2002	13,380,602	4.52	6,811,975	5.36
Granted	1,637,465	9.63
Exercised	(2,759,187)	4.37
Canceled	(118,748)	4.07

Balance, December 31, 2003	12,140,132	$5.23	7,380,453	$5.14

Available for grant at December 31, 2003	2,451,055

      Outstanding and exercisable options by price range as of December 31, 2003, are as follows:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
Per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35 – $ 3.00	2,783,028	7.7	$2.42	1,290,545	$2.41
3.01 – 6.00	5,631,061	6.7	4.48	3,947,049	4.69
6.01 – 9.00	2,973,633	6.8	7.83	2,133,859	7.58
9.01 – 12.00	717,400	9.8	11.06	—	—
12.01 – 15.00	35,010	8.3	13.00	9,000	13.69

$ 0.35 – $15.00	12,140,132	7.1	$5.23	7,380,453	$5.14

      In 1996, the Company established an Employee Stock Purchase Plan (1996 ESPP). The maximum number of shares of the Company’s common stock that employees may acquire under the 1996 ESPP is 1,000,000 shares. Eligible employees were permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP was the lower of (a) 85% of the fair market value of the Company’s common stock at the beginning of each six month offering period or (b) the fair market value of the common stock at the end of each six month offering period. As of December 31, 2001, a total of 988,344 shares have been issued under the 1996 ESPP. The Company replaced the 1996 ESPP with the 2001 ESPP upon shareholder approval in May 2002. The 2001 ESPP allows employees to acquire a maximum of 4,000,000 shares. The terms of the 2001 ESPP are the same as the 1996 ESPP, except that the 2001 ESPP uses three month offering periods rather than six months used in the 1996 ESPP. As of December 31, 2002 and 2003, 400,677 and 644,567 shares, respectively, had been issued under the 2001 ESPP.

NOTE 14     401(k) PLAN

      The Company has a defined contribution retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) on the Internal Revenue Code of 1986, as amended. The Company matches 25% of employee contributions each calendar year. The Company matches 12.5% of employee contributions in cash 45 days after each quarter. The remaining 12.5% matching contribution is determined annually by the Board of Directors, and may be payable in cash or common stock of the Company. Defined contribution pension expense was $1,412,000, $1,107,000 and $1,283,000 for 2001, 2002 and 2003, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15     SEGMENT INFORMATION

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer and the executive management team. As of December 31, 2003, Cray operates in one business segment: global sales and service of high performance computers.

      The Company had one customer, Oak Ridge National Laboratories (ORNL), which accounted for 11% of total revenue in 2003. The Company had no single customer that accounted for 10% or more of total revenue in 2002 and 2001. Accounts receivable as of December 31, 2003 included $1.2 million from ORNL.

      Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $113.6 million, $122.1 million and $175.4 million in 2001, 2002 and 2003, respectively.

      The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East, and Africa (EMEA), and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

      Geographic revenue and long-lived assets related to operations were as follows (in thousands):

      Twelve months ended December 31, 2001:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$46,597	$3,823	$685	$51,105

Service revenue	$53,326	$22,588	$6,588	$82,502

Long-lived assets	$61,124	$2,540	$3,025	$66,689

      Twelve months ended December 31, 2002:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$59,630	$12,857	$4,032	$76,519

Service revenue	$50,867	$20,848	$6,835	$78,550

Long-lived assets	$58,412	$1,044	$1,018	$60,474

      Twelve months ended December 31, 2003:

	North		Asia
	America	EMEA	Pacific	Total

Product revenue	$162,278	$6,463	$6,263	$175,004

Service revenue	$41,353	$14,813	$5,792	$61,958

Long-lived assets	$104,892	$1,005	$921	$106,818

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16     RESTRUCTURING CHARGES

      As of January 1, 2002, an accrued liability associated with restructuring charges related to the termination of employees in the third and fourth quarters of 2001 was $1.7 million. A restructuring charge expense related to termination of employees in the first quarter of 2002 was $1.9 million. Substantially all of the restructuring charge incurred in 2002 represents severance expenses for terminated employees. In December 2003, the Company recorded an additional restructuring charge of $3.3 million relating to the termination of approximately 27 employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheet. The additional restructuring charge in 2003 of $3.3 million does not include $721,000 of MTA impairment charges. The reserve activity for the years ended December 31, 2002, and 2003 is as follows (in thousands):

	2002	2003

Balance, January 1	$1,702	$866
Additional restructuring charge	1,878	3,317
Payments	(2,714)	(1,082)

Balance, December 31	$866	$3,101

NOTE 17     LEGAL PROCEEDINGS

      On June 26, 2002, the Company accepted service of a complaint filed by Isothermal Systems Research, Inc. (“ISR”) of Clarkston, Washington, in the U.S. District Court for the Eastern District of Washington. The Company was the only defendant. The complaint alleged that Silicon Graphics, Inc. (“SGI”) approached ISR to assist it in developing an evaporative spray cooling system for a supercomputer product (now the Cray X1), that in 1998 ISR and SGI entered into non-disclosure and product development agreements, that ISR disclosed ISR confidential information to the Cray Research division of SGI, and that SGI improperly breached and terminated the product development agreement. The complaint further alleged that, when the Company acquired the Cray Research business unit from SGI in 2000, the Company received assets and other information, including the ISR confidential information, and that the Company utilized the ISR confidential information and that such use was both improper and infringed three ISR patents relating to spray cooling technology. The complaint further alleged that the Company and SGI have improperly disclosed ISR confidential information. The complaint sought judgment that the Company be enjoined from infringing the ISR patents, that ISR be awarded treble damages for the Company’s alleged willful infringement of the ISR patents, and that the Company was unjustly enriched by the receipt, use and disclosure of the ISR confidential information. On November 12, 2002, the Company answered the ISR complaint, denying the substantive allegations. In April 2003, the Company and ISR entered into an agreement settling the litigation. The settlement did not have a material effect on the Company.

NOTE 18     SUBSEQUENT EVENTS

      On February 25, 2004, the Company announced the signing of a definitive agreement for the acquisition of OctigaBay Systems Corporation, a development-stage privately-held company located in Vancouver, British Columbia. OctigaBay is developing a balanced high-bandwidth computing system targeted at the midrange market. The Company will acquire all of the outstanding shares of OctigaBay through the payment of $14,925,000 in cash and the issuance of 12,733,786 shares of its common stock. The Company also will assume outstanding options exercisable for 408,253 shares of the Company’s common stock. The transaction has been approved by the boards of both companies and is expected to close within 60 days of the announcement, subject to customary approvals.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cray Inc.

Seattle, Washington

      We have audited the accompanying consolidated balance sheets of Cray Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries as of December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 in the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Seattle, Washington

March 5, 2004