Form 10-Q
period 2004-03-31
CRAY INC
filed 2004-05-10
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No[  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X]   No[  ]

     As of May 3, 2004, 85,688,668 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	December 31,	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,773	$33,319
Short-term investments, available for sale	34,570	38,690
Accounts receivable, net of allowance of $1,125 in 2003 and 2004	48,474	43,506
Inventory, net	43,022	46,836
Prepaid expenses and other assets	18,932	17,036

Total current assets	184,771	179,387
Property and equipment, net	26,157	29,536
Service spares, net	4,925	3,636
Goodwill	13,344	13,344
Deferred tax asset	58,595	61,933
Other assets	3,797	3,734

TOTAL	$291,589	$291,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$14,074
Accrued payroll and related expenses	19,035	16,127
Other accrued liabilities	3,480	1,540
Deferred revenue	33,233	36,473
Warranty reserves	655

Total current liabilities	68,956	68,214
Shareholders’ equity:
Common Stock, par $.01 - Authorized, 120,000,000 shares; issued and outstanding, 72,601,016 and 73,279,570 shares, respectively	312,646	316,918
Deferred compensation	(105)	(60)
Accumulated other comprehensive loss	(807)	(558)
Accumulated deficit	(89,101)	(92,944)

	222,633	223,356

TOTAL	$291,589	$291,570

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Revenue:
Product	$27,284	$28,368
Service	16,845	13,767

Total revenue	44,129	42,135

Operating expenses:
Cost of product revenue	17,675	19,755
Cost of service revenue	10,281	8,581
Research and development	7,475	9,042
Marketing and sales	5,521	7,646
General and administrative	1,874	2,873

Total operating expenses	42,826	47,897

Income (loss) from operations	1,303	(5,762)
Other expense, net	(53)	(386)
Interest income, net	6	143

Income (loss) before income taxes	1,256	(6,005)
Provision (benefit) for income taxes	59	(2,162)

Net income (loss)	$1,197	$(3,843)

Net income per common share:
Basic	$0.02	$(0.05)

Diluted	$0.02	$(0.05)

Weighted average shares outstanding:
Basic	59,780	72,977

Diluted	72,764	72,977

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)
(unaudited)

	Common Stock				Accumulated Other
	Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Compensation	Deficit	Loss	Total
BALANCE, January 1, 2004	72,601	$312,646	$(105)	$(89,101)	$(807)	$222,633
Issuance of shares under Company 401k Plan	91	627				627
Issuance of shares under Employee Stock Purchase Plan	69	447				447
Exercise of stock options	477	1,891				1,891
Exercise of warrants	42	203				203
Compensation expense on restricted stock			45			45
Tax benefit on options		1,104				1,104
Other comprehensive income:
Unrealized gain on available for sale investments					9	9
Cumulative currency translation adjustment					240	240
Net income (loss)				(3,843)		(3,843)

BALANCE, March 31, 2004	73,280	$316,918	$(60)	$(92,944)	$(558)	$223,356

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2003	2004
Operating activities
Net income (loss)	$1,197	$(3,843)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,042	3,769
Deferred tax asset		(2,234)
Deferred compensation on restricted stock		45
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,136)	5,106
Inventory	(14,498)	(7,103)
Other assets	(2,495)	2,013
Spares	(33)	(38)
Accounts payable	6,502	1,563
Other accrued liabilities	(1,155)	(1,853)
Accrued payroll and related expenses	(3,373)	(2,988)
Warranty reserve	(2,018)	(655)
Deferred revenue	4,763	3,330

Net cash used by operating activities	(12,204)	(2,888)
Investing activities
Purchases of short-term investments	(22,940)	(25,984)
Sales / maturities of short-term investments		21,864
Purchases of property and equipment	(1,550)	(2,532)

Net cash used by investing activities	(24,490)	(6,652)
Financing activities
Principal payments on term loan	(536)
Sale of common stock	49,059
Proceeds from exercise of option and warrants	2,341	2,094
Proceeds from issuance of common stock through employee stock purchase plan and 401k plan	437	1,074
Principal payments on bank note	(62)
Principal payments on capital leases	(49)	(137)

Net cash provided by financing activities	51,190	3,031

Effect of foreign exchange rate changes on cash and cash equivalents	(43)	55
Net increase (decrease) in cash and cash equivalents	14,453	(6,454)
Cash and cash equivalents
Beginning of period	23,916	39,773

End of period	$38,369	$33,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$16
Non-cash investing and financing activities
Inventory reclassed to spares	507	313
Tax benefit on stock options		1,104
Inventory reclassed to fixed assets	68	2,976
Unrealized gain on short term investments	8	9

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Inventory, net

     Inventory consisted of the following (in thousands):

	December 31,	March 31,
	2003	2004
Components and subassemblies	$16,916	$14,816
Red Storm inventory	1,698	2,258
Work in process	14,178	17,220
Finished goods	10,230	12,542

Inventory, net	$43,022	$46,836

Goodwill

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” As of January 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. Upon adoption of SFAS 142, the Company determined that there was no impairment of goodwill as of January 1, 2002. Additionally, SFAS 142 requires an annual impairment test or more frequently if impairment indicators arise. In the first quarter of fiscal 2004, the Company completed its annual impairment test in accordance with SFAS 142. Results of the impairment tests did not indicate any impairment loss.

Comprehensive Income (loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months
	ended March 31,
	2003	2004
Net income (loss)	$1,197	$(3,843)
Unrealized gain on short-term investments	8	9
Foreign currency translation adjustment	(43)	240

Comprehensive income (loss)	$1,162	$(3,594)

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $20.1 million for the three months ended March 31, 2004, compared to $38.9 million for the three months ended March 31, 2003.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA) and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.

     Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North		Asia
	America	EMEA	Pacific	Total
Three months ended March 31, 2004:
Product revenue	$20,940	$3,018	$4,410	$28,368

Service revenue	$9,546	$3,030	$1,191	$13,767

Net income (loss)	$(4,426)	$(923)	$1,506	$(3,843)

As of March 31, 2004:
Long-lived assets	$108,703	$2,105	$1,375	$112,183

Three months ended March 31, 2003:
Product revenue	$25,964	$1,060	$260	$27,284

Service revenue	$10,947	$4,253	$1,645	$16,845

Net income (loss)	$2,147	$(152)	$(798)	$1,197

As of March 31, 2003:
Long-lived assets	$54,808	$1,697	$1,523	$58,028

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of preferred stock under the if-converted method. Because outstanding stock options and warrants are antidilutive, their effect has not been included in the calculation of the net loss per share for the three months ended March 31, 2004.

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months
	ended March 31,
	2003	2004
Weighted average number of shares used in basic EPS	59,780	72,977

Effect of dilutive securities:
Stock options and warrants	9,847
Convertible preferred stock	3,137

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	72,764	72,977

     For the three months ended March 31, 2003, common stock equivalents of 12.0 million shares were antidilutive and not included in computing diluted EPS. For the three months ended March 31, 2004, common stock equivalents of 19.9 million shares were antidilutive and not included in computing diluted EPS.

Restructuring Charges

     As of March 31, 2003, an accrued liability of $709,000 was due to a March 2002 restructuring charge of $1.9 million. Substantially all of the restructuring charge represents severance expenses for terminated employees.

     As of March 31, 2004, an accrued liability of $1.8 million remained related to a December 2003 restructuring charge of $3.3 million. Substantially all of the restructuring charge represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheets. The liability activity for the three months ended March 31, 2003, and 2004 is as follows (in thousands):

	2003	2004
Liability balance, January 1	$866	$3,101
Payments	(157)	(1,338)

Liability balance, March 31.	$709	$1,763

Taxes

     The Company recorded a benefit of $2.2 million for U.S. income taxes for the three months ended March 31, 2004, compared to a provision of $59,000 for the respective 2003 period. The Company’s annual effective tax rate is estimated at 36% for 2004.

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

     To estimate compensation expense which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended
	March 31,
	2003	2004
Risk — free interest rate	3.8%	4.3%
Expected dividend yield	0%	0%
Volatility	95%	84%
Expected life	8.2 years	7.1 years

     Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per common share for the three months ended March 31, 2003 and 2004 would have been the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2004
Net income (loss), as reported	$1,197	$(3,843)
Total stock based compensation expense determined under fair value based method for all awards	(2,013)	(2,823)

Pro forma net income (loss)	$(816)	$(6,666)

Basic and diluted net income (loss) per Common share:
Basic:
As reported	$0.02	$(0.05)
Pro forma	$(0.01)	$(0.09)
Diluted:
As reported	$0.02	$(0.05)
Pro forma	$(0.01)	$(0.09)

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

Subsequent Event

     On April 1, 2004, the Company completed the previously announced acquisition of OctigaBay Systems Corporation (OctigaBay), a development-stage privately-held company located in Vancouver, British Columbia. OctigaBay is developing an innovative high performance computing system designed to make supercomputing performance accessible to the growing community of scientific and technical computing users. The acquisition was accomplished pursuant to the Arrangement Agreement, dated February 25, 2004, among Cray, 3084317 Nova Scotia Limited, a Nova Scotia company and wholly-owned subsidiary of Cray, and OctigaBay. Shareholders and option holders of OctigaBay and the British Columbia Supreme Court approved the transaction on March 31, 2004. In the acquisition, the Company paid $14,925,000 in cash, issued 7,560,885 shares of Cray common stock, and 4,840,421 of exchangeable shares. Of the total shares issued and reserved, 1,838,953 were not included in the purchase price calculation as they represent repurchaseable shares that will be earned over the repurchase period. The Company also assumed outstanding OctigaBay stock options exercisable for 740,722 shares of Cray common stock. After the acquisition, we changed the name of OctigaBay Systems Corporation to Cray Canada Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 17. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue until customer acceptance. In 2002 we completed hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. We are developing enhancements to this system that will increase significantly processor speed and capability, which we call the Cray X1E system, with first shipments scheduled for the second half of 2004. In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high bandwidth, massively parallel processing supercomputer system called Red Storm. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth. This product is scheduled for shipment in the second half of 2004. In mid-2003 we began work under a contract with the Defense Advanced Research Projects Agency that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. On April 1, 2004, we acquired OctigaBay Systems Corporation, a privately- held development-stage company located in Vancouver, B.C. OctigaBay is developing a balanced high bandwidth system designed to be highly reliable and easy-to-use that is targeted for the midrange market. We have renamed OctigaBay Systems Corporation as Cray Canada Inc. and have renamed the OctigaBay product as the Cray XD1 system. Commercial shipments of the Cray XD1 system are not expected until late 2004. We expect that most of our 2004 product revenue will come from sales of our Cray X1 and Cray X1E systems, with additional contributions from the completion of the Red Storm project, continued work on the Cascade project and sales of the commercial version of the Red Storm system. We provide maintenance services to the worldwide installed base of Cray computers. We also offer high performance computing services that leverage our industry technical knowledge.

     We experienced net losses in each full year of our operations prior to 2002. We incurred a net loss of $35.2 million in 2001. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including non-recurring items of $38.5 million). For the three months ended March 31, 2004, we had a net loss of $3.8 million.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below under “Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, deferred tax realizability, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Product. We generally recognize revenue from product sales upon customer acceptance and when there are no unfulfilled company obligations that affect the customer’s final acceptance.

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

Revenue from contracts that are operating leases is recorded as earned over the lease term.

Services. Service revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High-performance computing service revenue is recognized as the services are rendered.

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

•	Vendor-specific objective evidence (VSOE) of fair value of the undelivered element.

•	The functionality of the delivered elements are not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

VSOE is the price we charge to an external customer for the same element when such element is sold separately and/or the Company’s established price list.

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

Goodwill

     Approximately 5% of our assets as of March 31, 2004, consisted of goodwill resulting from our acquisition of the Cray Research business unit from Silicon Graphics Inc. (“SGI”) in 2000. We no longer amortize goodwill associated with the acquisition, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2004, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

     Product Revenue

     We had product revenue of $28.4 million for the three months ended March 31, 2004, compared to $27.3 million for the respective 2003 period. Product revenue represented 67% of total revenue for the three months ended March 31, 2004, compared to 62% for the respective 2003 period, and consisted in the three months ended March 31, 2004, of $22.0 million for our Cray X1 product line, and other products, the bulk of which was for Cray X1 systems, and $6.4 million for our Red Storm and Cascade development projects. Product revenue decreased from levels in immediately preceding quarters due to fewer sales of Cray X1 systems to governmental customers; in the 2004 quarter, less than half of our product revenue came from governmental sales compared to over 80% in 2003. Product revenue for the three months ended March 31, 2003, consisted of $23.4 million for our Cray X1 product line and our Red Storm project, and $3.9 million for our other products.

     We expect product revenue to grow in 2004 in both absolute amounts and as a percentage contribution to total revenue. This revenue growth depends on continued sales of the Cray X1 system, completion of the Red Storm project and the availability of the Cray X1E enhancements, the commercial version of the Red Storm system and the Cray XD1 system in the second half of 2004. We expect our product revenue to vary quarterly, perhaps significantly, with the second quarter at or below first quarter levels and the second half of 2004 being substantially stronger than the first half.

     Service Revenue

     We had service revenue, which includes revenue from maintenance services and professional services, of $13.8 million for the three months ended March 31, 2004, compared to $16.8 million for the respective 2003 period. Service revenue represented 33% of total revenue for the three months ended March 31, 2004, compared to 38% for the corresponding 2003 period.

     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect the absolute amount of maintenance service revenue to continue to decline slowly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. The decline in percentage contribution to total revenue is due to the increase in product revenue as new products and projects have become available as well as the decline in maintenance revenue.

     Operating Expenses

     Cost of Product Revenue. We had cost of product revenue of $19.8 million for the three months ended March 31, 2004, compared to $17.7 million for the respective 2003 period. Our cost of product represented 70% of product revenue for the three months ended March 31, 2004, compared to 65% for the corresponding 2003 period. Cost of product revenue in the first quarter of 2004 was adversely affected by the product mix, with proportionately fewer sales of Cray X1 products and more revenue from the low margin Red Storm and Cascade development projects and sales of low margin cluster systems.

     We anticipate lower overall product margins in 2004 than in 2003 due to the completion of the Red Storm project, which has minimal margins, increasing margin pressure on the Cray X1 systems, particularly in advance of the availability of the Cray X1E system, low margin contribution from the Cascade project and the introduction of the commercial version of the Red Storm system, which will be marketed in the more competitive massively parallel processor market. We also may grant favorable pricing for large multi-system contracts and to obtain strategic accounts.

     Cost of Service Revenue. We had cost of service revenue of $8.6 million for the three months ended March 31, 2004, compared to $10.3 million for the corresponding 2003 period. Our cost of service revenue represented 62% of service revenue for the three months ended March 31, 2004, compared to 61% for the corresponding 2003 period. First quarter 2004 cost of service was favorably impacted by high margin professional service contracts as well as service cost reductions implemented in the fourth quarter of 2003.

     As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. One factor will favorably affect costs of service revenue for the remaining quarters of 2004, the cost of servicing the Cray T90 computers remaining in 2004 past the first quarter is not expected to exceed the associated service revenue. We expect maintenance costs to stabilize at about 65% of revenue.

     Research and Development

     Research and development expenses for the three months ended March 31, 2004, reflect our costs associated with the development of the Cray X1E system and Black Widow project, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for the three months ended March 31, 2004 were as follows (in thousands):

	For the three months
	ended March 31,
	2003	2004
Gross research and development	$15,451	$20,025
Governmental funding	(7,750)	(10,983)

Net research and development	$7,475	$9,042

     Net research and development expenditures represented 21% of revenue for the three months ended March 31, 2004, and 17% for the three months ended March 31, 2003.

     We expect that gross and net research and development expenses will increase in 2004 as we continue the development of the Cray X1E system, continue our efforts on the Cascade project, complete our work on the Red Storm project and develop the Cray XD1 system. We expect net research and development expenses to decrease as a percentage of overall anticipated revenue as we expect to increase our overall revenue and continue to receive increased government funding.

     Marketing and Sales

     Marketing and sales expenses were $7.6 million for the three months ended March 31, 2004, compared to $5.5 million for the respective 2003 period. The increase in these expenses was due primarily to additional sales, benchmarking and application personnel and the amortization of a prepaid expense associated with the usage of computer time with a customer. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect marketing and sales expenses to grow in line with anticipated product revenue in 2004 with the introduction of the Cray X1E, Red Storm and XD1 products, increased sales commissions due to higher sales activities, the impact of the Cray Canada acquisition and continued emphasis on benchmarking and applications developments.

     General and Administrative

     General and administrative expenses were $2.9 million for the three months ended March 31, 2004, compared to $1.9 million for the respective 2003 period. The increase in general and administrative costs in 2004 was due to increased premiums for directors and officers insurance, including our international finance group in general and administrative expenses rather than as service costs and various smaller increases in finance and human resources costs. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect general and administrative expenses to increase in 2004 as we add personnel through the Cray Canada acquisition and incur increased compliance costs associated with the Sarbanes-Oxley Act of 2002, but to decline as a percentage of total anticipated revenue.

     Other Income (Expense), net

     Other expense was $386,000 for the three months ended March 31, 2004, compared to other expense of $53,000 for the respective 2003 period, and consisted primarily in 2004 of foreign currency losses.

     Interest Income (Expense), net

     Interest income was $159,000 for the three months ended March 31, 2004, compared to $125,000 for the respective 2003 period. The higher amount in 2004 reflects our increased average cash position due to the completion of our public offering of common stock in the first quarter of 2003.

     Interest expense was $16,000 for the three months ended March 31, 2004, compared to $119,000 for the respective 2003 period. In April 2003 we paid off the term loan in full and we have not borrowed under our line of credit since then.

     Taxes

     We recorded a benefit of $2.2 million for income taxes in foreign countries and certain U.S. states for the three months ended March 31, 2004, compared to a provision of $59,000 for the respective 2003 period. The Company’s annual effective tax rate is estimated at 36% for 2004.

     Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $115.5 million at March 31, 2004, compared to $122.8 million at December 31, 2003. Over that period, cash, cash equivalents, and short-term investments decreased from $74.3 million to $72.0 million. At March 31, 2004, we had working capital of $111.2 million compared to $115.8 million at December 31, 2003.

     Net cash used by operating activities for the three months ended March 31, 2004, was $2.9 million compared to $12.2 million for the respective 2003 period. For the three months ended March 31, 2004, net operating cash was used primarily by our net loss, increases in inventory and our deferred tax asset and decreases in accrued payroll offset in part by increases in deferred revenue and decreases in accounts receivable.

     Net cash used by investing activities was $6.7 million for the three months ended March 31, 2004, compared to $24.5 million for the respective 2003 period. Net cash used by investing activities for 2004 consisted primarily of purchases of $4.1 million of short-term investments and $2.6 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. In 2003, the net cash used in investing activities was primarily for purchases of short-term investments.

     Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2004, compared to $51.2 million for the respective 2003 period. The 2004 net cash provided by financing activities was primarily from warrant and stock option exercises. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp-up production of Cray X1E, Red Storm and XD1 products, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2004 capital expenditure budget for property and equipment is estimated currently at $12.4 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of March 31, 2004 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Development agreements	$5,584	$4,219	$1,279	$86
Capital lease obligations	102	102
Operating leases	17,396	3,943	14,428	2,750

Total contractual cash obligations	$21,121	$8,264	$15,707	$2,836

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

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors. One or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales prices of our products and limited number of sales per quarter, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until customers accept our products. These factors make forecasting revenue and earnings in any short-term period very difficult. While we were profitable in every quarter in 2003, profitability often depended upon customers accepting systems at the end of the quarter. Any delay in an acceptance of a system at the end of a quarter, which would have moved the associated revenue into a subsequent quarter, could have resulted in a loss for the quarter. We were able to book most of our 2003 sales of the Cray X1 systems through a few very large contracts entered into during the first quarter of 2003. We expect that sales of Cray X1 systems in 2004 will be pursuant to more numerous and smaller contracts, often in very competitive situations. We have not yet signed sales contracts covering most of our anticipated 2004 revenue from sales of Cray X1 and X1E systems. If we do not obtain such contracts, our operating results in any particular period will be adversely affected and may produce a loss; we incurred a loss in the first quarter of 2004 and will incur a loss in the second quarter due to a lower level of Cray X1 system sales. Red Storm revenue and margin may fluctuate from quarter to quarter due to our level of contract activity, including purchases of materials and potential changes in the estimates of the cost to complete. Because a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our government customers may be subject to the funding schedules for the relevant government agencies as well as delays that may be experienced in competitive procurements. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations and international conflicts or economic crises.

     We have experienced annual losses from operations prior to 2002, a quarterly loss in 2004, and we may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $24.7 million (before non-recurring items added another $38.5 million to net income). For the three months ended March 31, 2004 we had a net loss of $3.8 million and will incur a loss in the second quarter of 2004 due to a lower level of Cray X1 system sales. Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

•	successfully selling the Cray X1 system, the Cray X1E system, Red Storm, Cray XD1 and other products, and the timing and funding of government purchases, especially in the United States;

•	completing the development of the Red Storm project, the Cray X1E system, the commercial version of the Red Storm system and the Cray XD1 system in time for deliveries and customer acceptances in 2004 and subsequently maintaining our other development projects on schedule and within budgetary limitations;

•	the level of revenue in any given period, including the timing of product acceptances by customers;

•	our expense levels, particularly for research and development and manufacturing and service costs; and

•	the terms and conditions of sale or lease for our products.

     Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income on a quarterly and annual basis in the future.

     We face significant pressure on the pricing of our products, which may result in lower margins and earnings. In 2004, our product margins will be negatively impacted by the low margins recognized on the Red Storm and Cascade development contracts. We anticipate that the product line based on the Red Storm system, which is targeted for markets now largely served by clustered systems, generally will have lower margins than our vector-based products due to a highly competitive market. We expect that the Cray XD1 system will sell at similarly lower margins. We also face margin pressure for our Cray X1 systems in 2004, particularly as we near introduction of the Cray X1E system. We may grant favorable pricing for large multi-system contracts and to obtain strategic accounts. We may not be able to sell sufficient additional systems and produce more revenue to offset lower gross margins; if not, our earnings would be reduced.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our profitability would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government; in 2003, approximately 83% of our product revenue was derived from such sales. For the three months ended March 31, 2004, approximately 46% of our product revenue was derived from such sales. Our sales of Cray X1 systems to date have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2004. To date, however, we have entered into a limited number of significant new contracts for sales of the Cray X1 and Cray X1E systems. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced which could lead to reduced profitability or losses in future periods.

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

     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2004 and beyond. We expect that our success in 2004 and in the following years depends on completing the Red Storm project; adapting the Red Storm concept to a highly scalable microprocessor-based high bandwidth Linux system for the governmental, industrial and academic markets; developing the Cray X1E system as a significant enhancement to the Cray X1 system and completing the development of the Cray XD1 system and successfully selling it in the midrange market. In subsequent years we must develop further enhancements to the Red Storm system for the high end market, and to the product adapted from it, along with the Cray XD1 system, for the midrange market, and develop the Black Widow system as a successor to the Cray X1 and X1E systems. We also must increasingly integrate our product lines so that we use as many common components and systems as possible. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Difficulties in delivering the initial Cray X1 systems and integrating large configurations of the Cray X1 system have introduced delays in the development schedule for the Cray X1E and Black Widow systems; we may not be successful in shortening these development schedules. Delays in completing the design of the hardware components, of software for the systems, or in integrating the full systems would make it difficult for us to develop and market these systems successfully. If we were unable to market and sell the Cray X1E, Red Storm and Cray XD1 systems in the second half of 2004, our revenue and earnings would be adversely affected. We are dependent on our outsourced vendors to manufacture components of these systems, and few companies can meet our design requirements. The failure of vendors to manufacture our components to our design specifications would delay the completion of our products. Redesign work may be costly and cause delays in the development of these systems.

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

     The failure to integrate Cray Canada Inc. could adversely affect our business. With the acquisition of OctigaBay Systems Corporation, now named Cray Canada Inc., we added an additional product line, 66 employees and a fourth major office location, our first major office outside of the United States. We need to increase our sales force and develop new sales channels to handle the Cray XD1 product, develop a different approach for providing customer servicing of the Cray XD1 product, integrate our financial and information systems and over time integrate our development programs. These changes may place a significant strain on our management resources. The failure to retain the current Cray Canada engineers and employees would adversely affect the development schedule and delay introduction of the Cray XD1 system. Difficulties in integrating our operations will divert our management’s time and resources. Failure to complete this integration successfully could cause us to increase expenditures and adversely affect our revenue and results of operations.

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

     The change by NEC Corporation of our distribution rights for the Cray SX-6 system may increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. Effective August 1, 2003, our North American distribution rights for this product became non-exclusive. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. NEC may decide to compete directly with us in North America, which could adversely affect our revenue. Outside of North America, NEC has competed aggressively based on price and promised deliveries of its NEC SX-8 system, which it has not yet announced formally.

     Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from approximately $125 million in 1999 to approximately $57 million in 2003; we estimate that 2004 maintenance revenue will approximate $48 million. This revenue may decline further, as our older systems are withdrawn from service, until a sufficient number of our new computer systems are placed in service to balance or exceed the withdrawal of our older systems.

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

     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits (processor and memory), printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We use a contract manufacturer to assemble our components for the Cray X1 and other systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a supplier did not provide components that meet our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem by a supplier or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components;

•	if we were ever unable to locate a supplier for a key component, we would be unable to deliver our products;

•	one or more suppliers could make strategic changes in their product or service offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2004, we had outstanding:

•	73,279,570 shares of common stock;

•	warrants to purchase 7,071,333 shares of common stock; and

•	stock options to purchase an aggregate of 12,866,163 shares of common stock, of which 7,801,765 options were then exercisable.

     We have also committed to issue a total of 12,401,306 additional shares of Common Stock and assume an additional 740,722 stock options in connection with the acquisition of Cray Canada Inc.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. At March 31, 2004, warrants to purchase 1,631,483 shares of common stock, with exercise prices ranging from $3.00 to $4.42 per share, expire between May 17, 2004, and November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2004, our short-term investment balance was $38.7 million.

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

     There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Arrangement Agreement, dated on February 25, 2004, by and among Cray Inc., 3084317 Nova Scotia Limited and OctigaBay Systems Corporation (1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Rottsolk, President and Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Poteracki, Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer and the Chief Financial and Accounting Officer

(1) Incorporated by reference to the Company’s report on Form 8-K filed with the Commission on April 2, 2004.

(b) Reports on Form 8-K

     A report on Form 8-K for an event of January 29, 2004, was filed on January 30, 2004, reporting the issuance of a press release of the Company’s fourth quarter and 2003 year end financial results under Item 5, “Other Events.”

     A report on Form 8-K for an event of February 25, 2004, was filed on February 26, 2004, reporting Company’s acquisition of OctigaBay Systems Corporation under Item 5, “Other Events.”

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
May 10, 2004	By:	/s/ JAMES E. ROTTSOLK
James E. Rottsolk
President and Chief Executive Officer

/s/ SCOTT J. POTERACKI
Scott J. Poteracki
Chief Financial and Accounting Officer