Form 10-Q
period 2004-06-30
CRAY INC
filed 2004-08-09
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2004

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

     As of August 5, 2004, 85,064,392 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

     Cray is a federally registered trademark of Cray Inc., and Cray SV1ex, Cray X1, Cray X1E, Cray SX-6, Cray T90, Cray MTA-2, Cray SV1, Cray T3E and Cray XD1 are trademarks of Cray Inc.

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	June 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,773	$14,304
Short-term investments, available for sale	34,570	27,970
Accounts receivable, net of allowance of $1,125 in 2003 and $1,391 in 2004	48,474	34,228
Inventory, net	43,022	63,057
Prepaid expenses and other assets	18,932	14,002

Total current assets	184,771	153,561
Property and equipment, net	26,157	34,459
Service spares, net	4,925	3,726
Goodwill	13,344	51,625
Intangible assets		6,206
Deferred tax asset	58,595	70,677
Other assets	3,797	4,555

TOTAL	$291,589	$324,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$13,560
Accrued payroll and related expenses	19,035	11,623
Other accrued liabilities	3,480	2,000
Deferred revenue	33,233	42,091
Warranty reserves	655

Total current liabilities	68,956	69,274
Shareholders’ equity:
Common Stock, par $.01 - Authorized, 150,000,000 shares; issued and outstanding, 72,601,016 and 84,259,502 shares, respectively	312,646	394,994
Exchangeable shares, no par value, 100,000,000 shares authorized, 2,921,590 shares issued and outstanding		22,823
Deferred compensation	(105)	(12,173)
Accumulated other comprehensive loss	(807)	(2,661)
Accumulated deficit	(89,101)	(147,448)

	222,633	255,535

TOTAL	$291,589	$324,809

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Product	$45,952	$9,539	$73,236	$37,907
Service	15,808	12,171	32,653	25,938

Total revenue	61,760	21,710	105,889	63,845

Operating expenses:
Cost of product revenue	24,325	9,282	42,000	29,037
Cost of service revenue	10,862	7,784	21,143	16,365
Research and development	10,363	11,321	17,838	20,363
Marketing and sales	6,185	8,163	11,706	15,809
General and administrative	2,664	3,961	4,538	6,843
Acquisition related deferred compensation		2,039		2,039
In-process research and development charge		43,400		43,400

Total operating expenses	54,399	85,950	97,225	133,847

Income (loss) from operations	7,361	(64,240)	8,664	(70,002)
Other income (expense), net	777	184	724	(202)
Interest income, net	103	25	109	168

Income (loss) before income taxes	8,241	(64,031)	9,497	(70,036)
Provision (benefit) for income taxes	383	(9,527)	442	(11,689)

Net income (loss)	$7,858	$(54,504)	$9,055	$(58,347)

Net income (loss) per common share:
Basic	$0.12	$(0.64)	$0.14	$(0.74)

Diluted	$0.10	$(0.64)	$0.12	$(0.74)

Weighted average shares outstanding:
Basic	66,009	85,824	69,912	79,359

Diluted	78,776	85,824	75,616	79,359

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)
(unaudited)

	Common Stock		Exchangeable Shares				Accumulated Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Loss	Total
BALANCE, January 1, 2004	72,601	$312,646			$(105)	$(89,101)	$(807)	$222,633
Issuance of shares under Company 401k Plan	91	627						627
Issuance of shares under Employee Stock Purchase Plan	69	447						447
Exercise of stock options	477	1,891						1,891
Exercise of warrants	42	203						203
Compensation expense on restricted stock					45			45
Tax benefit on options		1,104						1,104
Other comprehensive income:
Unrealized gain on available for sale investments							9	9
Cumulative currency translation adjustment							240	240
Net loss						(3,843)		(3,843)

BALANCE, March 31, 2004	73,280	$316,918			$(60)	$(92,944)	$(558)	$223,356

Common stock issued in acquisition of OctigaBay Systems Inc.	7,382	56,756						56,756
Exchangeable shares issued in acquisition of OctigaBay Systems Inc.			3,158	24,207				24,207
Deferred compensation related to acquisition	179	1,190	1,682	11,185	(14,599)			2,224
Exchangeable shares converted into common shares	1,919	12,569	(1,919)	(12,569)
Fair value of OctigaBay options acquired		2,579						2,579
Amortization of deferred compensation					2,020			2,020
Issuance of shares under Employee Stock Purchase Plan	85	465						465
Common stock issued for bonus	54	374						374
Exercise of stock options	125	331						331
Exercise of warrants	1,236	3,622						3,622
Compensation expense on restricted stock					45			45
Tax benefit on options		190						190
Other comprehensive income:
Unrealized gain on available for sale investments							52	52
Cumulative currency translation adjustment					421		(2,155)	(1,734)
Net loss						(54,504)		(54,504)

BALANCE, June 30, 2004	84,260	$394,994	2,921	$22,823	$(12,173)	$(147,448)	$(2,661)	$255,535

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended
	June 30,
	2003	2004
Operating activities
Net income (loss)	$9,055	$(58,347)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,224	8,019
Amortization of deferred compensation		2,020
In-process research and development charge		43,400
Deferred compensation on restricted stock		90
Cash provided (used) by changes in operating assets and liabilities, net of effects of the OctigaBay acquisition:
Accounts receivable	(21,951)	13,446
Inventory	(25,258)	(25,835)
Goodwill		965
Other assets	(2,075)	4,016
Spares	(33)	(38)
Deferred tax asset		(12,287)
Accounts payable	3,911	(674)
Other accrued liabilities	(882)	(1,917)
Accrued payroll and related expenses	(3,191)	(7,093)
Warranty reserve	(2,541)	(655)
Deferred revenue	1,888	8,270

Net cash used by operating activities	(32,853)	(26,620)
Investing activities
Purchases of short-term investments	(19,739)	(30,160)
Sales / maturities of short-term investments		36,760
Acquisition of OctigaBay, net of cash acquired		(6,270)
Purchases of property and equipment	(2,773)	(6,742)

Net cash used by investing activities	(22,512)	(6,412)
Financing activities
Principal payments on term loan	(3,929)
Sale of common stock	50,448
Proceeds from exercise of options and warrants	5,140	6,047
Proceeds from issuance of common stock through employee stock purchase plan and 401k plan		1,913
Principal payments on bank note	(113)
Principal payments on capital leases	(127)	(162)

Net cash provided by financing activities	51,419	7,798

Effect of foreign exchange rate changes on cash and cash equivalents	227	(235)
Net decrease in cash and cash equivalents	(3,719)	(25,469)
Cash and cash equivalents
Beginning of period	23,916	39,773

End of period	$20,197	$14,304

Supplemental disclosure of cash flow information:
Cash paid for interest	$197	$38
Non-cash investing and financing activities
Inventory reclassed to spares	29	1,382
Tax benefit on stock options		1,294
Inventory reclassed to fixed assets	722	5,268
Preferred stock converted into common stock	24,946
Shares issued for acquisition of OctigaBay		83,542
Unrealized gain on short term investments	32	61

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

OctigaBay Acquisition

     On April 1, 2004, the Company completed the acquisition of OctigaBay Systems Corporation (OctigaBay), a development-stage privately-held company located in Vancouver, British Columbia. The acquisition was accomplished pursuant to an Arrangement Agreement, dated February 25, 2004, among Cray, 3084317 Nova Scotia Limited, a Nova Scotia company and wholly-owned subsidiary of Cray, and OctigaBay. In the acquisition, the Company paid $14,925,000 in cash, issued 7,560,885 shares of Cray common stock, and 4,840,421 of exchangeable shares. The Company also assumed outstanding OctigaBay stock options exercisable for 740,722 shares of Cray common stock. Of the total shares issued and reserved, 1,861,000 shares were not included in the purchase price calculation as they represent repurchaseable shares that will be earned over the repurchase period. After the acquisition, the name of OctigaBay Systems Corporation was changed to Cray Canada Inc. OctigaBay was in the process of developing an innovative high performance computing system designed to make supercomputing performance accessible to the growing community of scientific and technical computing users. The fair value of the in-process research and development (IPR&D) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in–process technology. The discount rate applicable to the cash flows of the products reflects the estimated stage of completion and other risks inherent in the projects. The discount rate used in the valuation of IPR&D was 24.5%. The fair value of IPR&D is estimated to be $43.4 million with an estimated cost to complete of $8 million. The in–process technology will be substantially completed in 2004. The IPR&D fair value was expensed in April 2004. The purchased intangibles consist of core technology and will be amortized over five years; resulting in a charge to cost of product of approximately $335,000 per quarter. The preliminary allocation of the purchase price is as follows and is subject to change based upon the final analysis of tax balances expected to completed in the third quarter of 2004:

Fair value of net assets assumed	$10,111
Core technology	6,700
In-process research and development	43,400
Goodwill	39,246

Net assets acquired	$99,457

     The Company recorded deferred compensation of $12.4 million resulting from retention agreements with key OctigaBay personnel and $2.2 million from existing stock options acquired from OctigaBay employees. The retention agreements expire in November 2005 and the acquired stock options vest of the next three to four years. The Company expects to incur a quarterly amortization expense of approximately $2.0 million per quarter through December 2005 and approximately $175,000 thereafter per quarter through

     April 2007. Allocation of this acquisition related deferred compensation expense to the operating categories for the three months ended June 30, 2004 is as follows:

Research and development	$1,072
Marketing and sales	421
General and administrative	546

$2,039

     The following pro forma results are based on the individual historical results of Cray Inc. and OctigaBay (prior to acquisition on April 1, 2004) with adjustment to give effect to the combined operations as if the acquisition had been consummated January 1, 2003. The significant adjustments relate to amortization of identified intangibles, the write-off of the in-process research and development and the amortization of deferred compensation.

	Proforma		Proforma
	Three months		Six months
	ended June 30,		ended June 30,
	2003	2004	2003	2004
	in thousands, except for per share data

Total revenue	$61,760	$21,710	$105,889	$63,845

Net loss	$(38,891)	$(54,504)	$(40,756)	($64,963)

Net loss per share basic and diluted	($0.50)	($0.64)	($0.50)	($0.76)

Weighted average shares outstanding basic and diluted	78,410	85,824	82,313	85,662

     The unaudited pro forma results of operations do not purport to present what the Company’s financial position or results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company’s financial position or results of operations for any future date or period.

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

Balance Sheet Details

     Net accounts receivable consisted of the following (in thousands):

	December 31,	June 30,
	2003	2004
Trade accounts receivable	$31,838	$10,832
Unbilled receivables	8,098	11,339
Government funding pass-through	5,828	4,135
Advance billings	3,835	9,313

	49,599	35,619
Allowance for doubtful accounts	(1,125)	(1,391)

Accounts receivable, net	$48,474	$34,228

     Net inventory consisted of the following (in thousands):

	December 31,	June 30,
	2003	2004
Components and subassemblies	$16,916	$17,179
Red Storm inventory	1,698	7,121
Work in process	14,178	27,039
Finished goods	10,230	11,718

Inventory, net	$43,022	$63,057

     Deferred revenue consisted of the following (in thousands):

	December 31,	June 30,
	2003	2004
Deferred product revenue	$2,230	$18,760
Deferred service revenue	21,726	14,064
Deferred Red Storm revenue	9,136	9,136
Other deferred revenue	141	131

Total deferred revenue	$33,233	$42,091

Goodwill

     On April 1, 2004, the Company completed its acquisition of OctigaBay. See “OctigaBay Acquisition” above. As part of the acquisition, we recorded $39.2 million to goodwill. The allocation of the purchase price to goodwill is preliminary and is subject to changes based upon final analysis of tax balances expected to be completed in the third quarter of 2004. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” As of January 1, 2002, the Company adopted SFAS 142 and no longer amortizes goodwill. Upon adoption of SFAS 142, the Company determined that there was no impairment of goodwill as of January 1, 2002. Additionally, SFAS 142 requires an annual impairment test or more frequently if impairment indicators arise. In the first quarter of fiscal 2004, the Company completed its annual impairment test in accordance with SFAS 142. Results of the impairment tests did not indicate any impairment loss. The following table provides information about activity in goodwill for the period from January 1, 2004 to June 30, 2004 (in thousands):

Goodwill, at January 1, 2004	$13,344
OctigaBay acquisition	39,246
Foreign currency translation adjustment	(965)

Goodwill, at June 30, 2004	$51,625

Comprehensive Income (loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2003	2004	2003	2004
Net income (loss)	$7,858	$(54,504)	$9,055	$(58,347)
Unrealized gain on short-term investments	24	52	32	61
Foreign currency translation adjustment	238	(2,155)	195	(1,915)

Comprehensive income (loss)	$8,120	$(56,607)	$9,282	$(60,201)

Segment Information

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $13.5 million and $33.6 million for the three and six months ended June 30, 2004, compared to $57.2 million and $95.8 million for the three and six months ended June 30, 2003.

     The Company’s significant operations outside North America include sales and service offices in Europe, the Middle East and Africa (EMEA) and Japan, Australia, Korea, China and Taiwan (Asia Pacific). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	North			Asia
	America	EMEA		Pacific	Total
Three months ended June 30, 2004:
Product revenue	$8,905		$405	$229	$9,539

Service revenue	$9,194		$1,819	$1,158	$12,171

Net income (loss)	$(50,357)		$(2,369)	$(1,778)	$(54,504)

Six months ended June 30, 2004:
Product revenue	$29,845		$3,423	$4,639	$37,907

Service revenue	$18,740		$4,849	$2,349	$25,938

Net income (loss)	$(54,783)		$(3,292)	$(272)	$(58,347)

As of June 30, 2004:
Long-lived assets	$166,836		$3,142	$1,270	$171,248

Three months ended June 30, 2003:
Product revenue	$45,784	$		$168	$45,952

Service revenue	$10,361		$3,919	$1,528	$15,808

Net income (loss)	$9,437		$(766)	$(813)	$7,858

Six months ended June 30, 2003:
Product revenue	$71,748		$1,060	$428	$73,236

Service revenue	$21,308		$8,172	$3,173	$32,653

Net income (loss)	$11,584		$(918)	$(1,611)	$9,055

As of June 30, 2003:
Long-lived assets	$52,628		$1,640	$1,395	$55,663

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of preferred stock under the if-converted method. Because outstanding stock options and warrants are antidilutive, their effect has not been included in the calculation of the net loss per share for the three and six months ended June 30, 2004.

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2003	2004	2003	2004
Weighted average number of shares used in basic EPS	66,009	85,284	62,912	79,359

Effect of dilutive securities:
Stock options	5,143		4,965
Warrants	4,968		4,864

	Three months		Six months
	ended June 30,		ended June 30,
	2003	2004	2003	2004
Convertible preferred stock	2,656		2,875

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	78,776	85,284	75,616	79,359

     For the three and six months ended June 30, 2003, common stock equivalents of 11.1 million and 11.4 million shares, respectively, were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2004, common stock equivalents of 19.3 million were antidilutive and not included in computing diluted EPS.

Restructuring Charges

     As of June 30, 2004, an accrued liability of $359,000 remained related to a December 2003 restructuring charge of $3.3 million. Substantially all of the restructuring charge represents severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the balance sheets. The liability activity for the three and six months ended June 30, 2003, and 2004 is as follows (in thousands):

	2003	2004
Liability balance, January 1	$866	$3,101
Payments	(157)	(1,338)

Liability balance, March 31	$709	$1,763

Payments	(146)	(1,404)

Liability balance, June 30	$563	$359

Taxes

     The Company recorded a benefit of $9.5 million and $11.7 million for U.S. income taxes for the three and six months ended June 30, 2004, compared to a provision of $383,000 and $442,000 for the respective 2003 periods. The Company’s annual effective tax rate is estimated at 16.7% for 2004 because of the one-time charges related to the acquisition of OctigaBay. Excluding these one-time charges, the Company estimates its effective tax rate at 36%.

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

     To estimate compensation expense which would be recognized under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Risk – free interest rate	3.3%	4.6%	3.3%	4.3%
Expected dividend yield	0%	0%	0%	0%
Volatility	95%	82%	95%	82%
Expected life	7.7 years	7.3 years	7.7 years	7.3 years

     Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2003, and 2004 would have been the pro forma amounts indicated below (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss), as reported	$7,858	$(54,504)	$9,055	$(58,347)
Amortization of unvested stock options acquired in OctigaBay acquisition		178		178
Total stock based compensation expense determined under fair value based method for all awards	(2,366)	(2,574)	(4,732)	(5,148)

Pro forma net income (loss)	$5,492	$(56,900)	$4,323	$(63,317)

Basic and diluted net income (loss) per Common share:
Basic:
As reported	$0.12	$(0.64)	$0.14	$(0.74)
Pro forma	$0.08	$(0.66)	$0.07	$(0.80)
Diluted:
As reported	$0.10	$(0.64)	$0.12	$(0.74)
Pro forma	$0.07	$(0.66)	$0.06	$(0.80)

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

Subsequent Events

     On July 26, 2004, the Company reported its second quarter 2004 earnings and announced that it will reduce its cost structure by about 20 percent. Part of the reduced cost structure will result in the elimination of approximately 125 employees worldwide in the third quarter of 2004. The Company expects to incur a restructuring charge of approximately $7-10 million in the third quarter of 2004.

     The Company’s existing $25 million revolving line of credit with Wells Fargo Bank expired on April 29, 2004. Subsequent to April 29, 2004, the Company has been granted extensions of the line of credit to August 31, 2004, with all terms and conditions of the existing line of credit to remain the same. As of June 30, 2004, the Company was in default of the terms of the line of credit due to not meeting minimum net income and asset ratio test requirements. The Company has received a waiver letter from Wells Fargo Bank and is currently in negotiations to renew or replace the existing line of credit.

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

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled. In 2002 we completed hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. We are developing enhancements to this system that will increase significantly processor speed and capability, which we call the Cray X1E system, with first shipments scheduled at the end of 2004. In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high bandwidth, massively parallel processing supercomputer system called Red Storm. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable microprocessor-based Linux supercomputers with high bandwidth. This product is scheduled for shipment in the fourth quarter of 2004. In mid-2003 we began work under a contract with the Defense Advanced Research Projects Agency that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program. On April 1, 2004, we acquired OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. OctigaBay is developing a balanced high bandwidth system designed to be highly reliable and easy-to-use that is targeted for the midrange market. We have renamed OctigaBay Systems Corporation as Cray Canada Inc. and have renamed the OctigaBay product as the Cray XD1 system. Initial commercial shipments of the Cray XD1 system are expected in the second half of 2004, with full production ramp in 2005. In November 2003 we introduced our integrated product platform, code-named Rainer, to be first delivered in 2006. The Rainer platform will allow customers to take advantage of innovative scalar, vector and future processing technologies within a single scalable, high-bandwidth design. We expect that most of our 2004 product revenue will come from contributions from the completion of the Red Storm project, with additional contributions from sales of our Cray X1 system, continued work on the Cascade project and sales of the commercial version of the Red Storm system and the Cray XD1 system. We provide maintenance services to the worldwide installed base of Cray computers. We also offer high performance computing services that leverage our industry technical knowledge.

     We experienced net losses in each full year of our operations prior to 2002. We incurred a net loss of $35.2 million in 2001. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including non-recurring items of $38.5 million). For the three and six months ended June 30, 2004, we had a net loss of $54.5 million and $58.3 million (including $42.8 million of net costs relating to the OctigaBay acquisition), respectively.

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below under “Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of warranty liabilities, deferred tax realization, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill.

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

     Revenue from contracts that are operating leases is recorded as earned over the lease terms.

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

VSOE is the price we charge to an external customer for the same element when such element is sold separately and/or our established price list.

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

Goodwill

     Approximately 16% of our assets as of June 30, 2004, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from Silicon Graphics Inc. (“SGI”) in 2000, and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2004, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Results of Operations

     Product Revenue

     We had product revenue of $9.5 million and $37.9 million for the three and six months ended June 30, 2004, compared to $46.0 million and $73.2 million for the respective 2003 periods. Product revenue represented 44% and 59% of total revenue for the three and six months ended June 30, 2004, compared to 74% and 69% for the respective 2003 periods, and consisted in the three months ended June 30, 2004, of $1.7 million for our Cray X1 product line, $5.9 million for our Red Storm and Cascade development projects and $1.9 million for our other products. Product revenue decreased from levels in immediately preceding quarters due to deferred revenue recognition for a significant installed system and fewer completed sales of Cray X1 systems to governmental purchasers, especially in the defense segment. Product revenue for the three months ended June 30, 2003, consisted of $39.3 million for our Cray X1 product line, $4.6 million for our Red Storm project, and $2.1 million for our other products.

     We expect product revenue to increase significantly in the second half of 2004 compared to the first half, although for all of 2004 we expect product revenue to be less than $200 million. Achieving planned second half product revenue depends on continued sales of the Cray X1 system, completion of the Red Storm project and the availability for sale of the Cray XD1 and commercial version of the Red Storm systems. We expect our product revenue to vary quarterly, perhaps significantly.

     Service Revenue

     We had service revenue, which includes revenue from maintenance services and professional services, of $12.2 million and $25.9 million for the three and six months ended June 30, 2004, compared to $15.8 million and $32.7 million for the respective 2003 periods. Service revenue represented 56% and 41% of total revenue for the three and six months ended June 30, 2004, compared to 26% and 31% for the corresponding 2003 periods. The increase in percentage contribution to total revenue in 2004 is due to the decline in product revenue.

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

     Operating Expenses

     Cost of Product Revenue. We had cost of product revenue of $9.3 million and $29.0 million for the three and six months ended June 30, 2004, compared to $24.3 million and $42.0 million for the respective 2003 periods. Our cost of product represented 97% and 77% of product revenue for the three and six months ended June 30, 2004, compared to 53% and 57% for the corresponding 2003 periods. Cost of product revenue in the first half of 2004 was adversely affected by the product mix, with proportionately fewer sales of Cray X1 systems and more revenue from the low margin Red Storm and Cascade development projects and sales of low margin cluster systems, especially in the three months ended June 30, 2004.

     We anticipate lower overall product margins in 2004 than in 2003 due to the completion of the Red Storm project, which has minimal margins, increasing margin pressure on the Cray X1 systems, particularly in advance of the availability of the Cray X1E system, low margin contribution from the Cascade project and the introduction of the commercial version of the Red Storm and Cray XD1 systems, which will be marketed in the more competitive massively parallel processor market and have higher start-up manufacturing costs. We also may grant favorable pricing for large multi-system contracts, to move inventory and to obtain strategic accounts.

     Cost of Service Revenue. We had cost of service revenue of $7.8 million and $16.4 million for the three and six months ended June 30, 2004, compared to $10.9 million and $21.1 million for the corresponding 2003 periods. Our cost of service revenue represented 64% and 63% of service revenue for the three and six months ended June 30, 2004, compared to 69% and 65% for the corresponding 2003 periods. First half 2004 cost of service was favorably impacted by high margin professional service contracts, service cost reductions implemented in the fourth quarter of 2003 and the full amortization of the legacy spare parts inventory on March 31, 2004.

     As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We expect maintenance costs for the rest of 2004 to be about 65% of revenue.

     Research and Development

     Research and development expenses for the three and six months ended June 30, 2004, reflect our costs associated with the development of the Cray X1E system and successor projects, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for the three and six months ended June 30, 2004 were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2004	2003	2004
Gross research and development	$16,235	$23,806	$31,279	$43,831
Governmental funding	(5,872)	(12,485)	(13,441)	(23,468)

Net research and development	$10,363	$11,321	$17,838	$20,363

     Net research and development expenditures represented 52% and 32% of revenue for the three and six months ended June 30, 2004, and 17% for the three and six months ended June 30, 2003. The higher 2004 percentages are due to the lower revenue recognized in those periods.

     We expect that net research and development expenses will be slightly higher in the second half of 2004 than the first half as we continue the development of the Cray X1E system and successor projects, continue our efforts on the Cascade project, complete our work on the Red Storm project and develop the Cray XD1 system, and to decline in 2005 with the recent operational restructuring changes and completion of the Red Storm project. While we expect to receive increased government funding, net research and development expenses likely will be a higher percentage of overall anticipated revenue compared to 2003 due to the decline in expected revenue in 2004.

     Marketing and Sales

     Marketing and sales expenses were $8.2 million and $15.8 million for the three and six months ended June 30, 2004, compared to $6.2 million and $11.7 million for the respective 2003 periods. The increase in these expenses was due primarily to additional sales, benchmarking and application personnel and the amortization of a prepaid expense associated with the usage of computer time with a customer. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect marketing and sales expenses in the second half of 2004 to decline modestly compared to the first half of 2004 with increased expenses with the introduction of the Cray X1E, Red Storm and Cray XD1 products and increased sales commissions due to higher sales activities being offset by cost reductions being taken in the third quarter.

     General and Administrative

     General and administrative expenses were $4.0 million and $6.8 million for the three and six months ended June 30, 2004, compared to $2.7 million and $4.5 million for the respective 2003 periods. The increase in general and administrative costs in 2004 was due to compliance costs associated with the Sarbanes-Oxley Act of 2002, stand-by letter of credit fees, and increased premiums for directors and officers insurance, as well as various smaller increases in finance and human resources costs. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect general and administrative expenses to increase in 2004 compared to 2003 as we add personnel through the OctigaBay acquisition and incur increased compliance costs associated with the Sarbanes-Oxley Act of 2002, with second half 2004 expenditures roughly equaling first half 2004 expenditures.

     Acquisition Related Deferred Compensation

     Acquisition related deferred compensation relates to deferred compensation resulting from retention agreements with key OctigaBay personnel and existing stock options held by OctigaBay employees which we assumed in the acquisition. The retention agreements expire in November 2005 and the assumed stock options vest over the next three years. We expect to incur a quarterly amortization expense of approximately $2.0 million per quarter through December 2005 and approximately $175,000 thereafter per quarter through April 2007.

     In-Process Research and Development Charge

     As part of the acquisition of OctigaBay, we incurred a one-time write down of acquired in-process research and development of $43.4 million.

     Other Income (Expense), net

     Other income was $184,000 for the three months ended June 30, 2004, compared to other income of $777,000 for the respective 2003 period, and consisted primarily of foreign currency gains in both periods. Other expense was $202,000 for the six months ended June 30, 2004, compared to other income of $724,000 for the respective 2003 period and consisted primarily of foreign currency gains and losses in both periods.

     Interest Income (Expense), net

     Interest income was $47,000 and $206,000 for the three and six months ended June 30, 2004, compared to $190,000 and $315,000 for the respective 2003 periods. The lower amounts in 2004 reflect our decreased average cash position in 2004 compared to 2003.

     Interest expense was $22,000 and $38,000 for the three and six months ended June 30, 2004, compared to $87,000 and $206,000 for the respective 2003 periods. In April 2003 we paid off our term loan in full and we have not borrowed under our line of credit since then.

     Taxes

     We recorded a benefit of $9.5 million and $11.7 million for income taxes in foreign countries and certain U.S. states for the three and six months ended June 30, 2004, compared to a provision of $383,000 and $442,000 for the respective 2003 periods. The Company’s annual effective tax rate is estimated at 16.7% for 2004 because of the one-time charges related to the acquisition of OctigaBay. Excluding these one-time charges, the Company estimates its effective tax rate at 36%.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $76.5 million at June 30, 2004, compared to $122.8 million at December 31, 2003. Over that period, cash, cash equivalents, and short-term investments decreased from $74.3 million to $42.3 million. At June 30, 2004, we had working capital of $84.3 million compared to $115.8 million at December 31, 2003.

     Net cash used by operating activities for the six months ended June 30, 2004, was $26.6 million compared to $32.9 million for the respective 2003 period. For the six months ended June 30, 2004, net operating cash was used primarily by our net loss, increases in inventory and our deferred tax asset and decreases in accrued payroll offset in part by increases in deferred revenue and decreases in accounts receivable.

     Net cash used by investing activities was $6.4 million for the six months ended June 30, 2004, compared to $22.5 million for the respective 2003 period. Net cash used by investing activities for 2004 consisted primarily of net sales of $6.6 million of short-term investments, and $6.7 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. We also used net cash of $6.3 million for the acquisition of OctigaBay, consisting of $14.9 million in cash used for the purchase, and $9.6 million in cash we acquired from OctigaBay’s existing business. In 2003, the net cash used in investing activities was primarily for purchases of short-term investments.

     Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2004, compared to $51.4 million for the respective 2003 period. The 2004 net cash provided by financing activities was primarily from warrant and stock option exercises. The 2003 net cash provided by financing activities was primarily from our public offering of common stock, in which we received net proceeds of $49.1 million.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp-up production of Cray X1E, Red Storm, Cray XD1 products and the commercial version of the Red Storm system, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2004 capital expenditure budget for property and equipment is estimated currently at $5.7 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. We expect that operations over the next twelve months will generate positive cash flow. The following table is a summary of our contractual cash obligations as of June 30, 2004 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Development agreements	$4,299	$3,084	$1,215	$—
Capital lease obligations	37	37
Operating leases	21,611	5,468	14,768	1,375

Total contractual cash obligations	$25,947	$8,589	$15,983	$1,375

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

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings in any short-term period very difficult. First, one or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales prices of our products and limited number of sales per quarter, the timing of purchase orders and product delivery, our general policy of not recognizing product revenue until customers accept our products and revenue recognition issues under U.S. accounting rules. A delay in an acceptance of a system at the end of a quarter or other factors affecting revenue recognition could move the associated revenue into a subsequent quarter and have a significant impact on earnings. In the second quarter of 2004, revenue recognition for a significant installed Cray X1 system has been deferred until at least the third quarter due to delays in all necessary government approvals for payment. We anticipate deferrals in revenue recognition for other systems due to contractual provisions despite earlier installation and significant payment, with approximately $20 million to be so deferred from 2004 to 2005 and over $40 million of additional revenue to be deferred until 2006.

     Second, in 2003 we were able to book most of our 2003 sales of Cray X1 systems through a few very large contracts entered into during the first quarter of 2003. Sales of Cray X1 systems in 2004, however, have been pursuant to more numerous and smaller proposals, often in very competitive situations. We now expect 2004 Cray X1 system revenue to be significantly less than planned due to fewer sales than expected especially in the defense segment, delays in several procurements and competitive losses. The failure to obtain Cray X1 system sales has resulted in a loss for each of the first two quarters of 2004 and will result in a loss for the third quarter and for all of 2004. Given the size of most Cray X1 system sales, the inclusion or exclusion of a transaction in a particular quarter may significantly affect the revenue and margin in that quarter. Third, Red Storm revenue and margin may fluctuate from quarter to quarter due to our level of contract activity, including purchases of materials and potential changes in the estimates of the cost to complete. Additionally, as a number of our prospective customers receive funding from the U.S. or foreign governments, the timing of orders from our government customers may be subject to the funding schedules for the relevant government agencies as well as delays that may be experienced in competitive procurements. The timing of orders and shipments also could be affected by other events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations and international conflicts or economic crises.

     We face significant pressure on the pricing of our products, which may result in lower margins and earnings. In 2004, our product margins have been negatively impacted by the low margins recognized on the Red Storm and Cascade development contracts. We also expect that margins for our current products to be lower than our historic vector-based product margins, including the margins for the commercial version of the Red Storm system and the Cray XD1 system, both targeted for highly competitive massively parallel processor markets now largely served by cluster and low bandwidth systems. We also face margin pressure for our Cray X1 system in 2004, particularly as we near introduction of the Cray X1E system. We may grant favorable pricing for large multi-system contracts, to move inventory and to obtain strategic accounts. We may not be able to sell sufficient additional systems and produce more revenue to offset lower gross margins; if not, our earnings would be reduced.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately $100.8 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003, approximately $145.3 million of our product revenue was derived from such sales. For the three months ended March 31, 2004, and June 30, 2004, approximately $12.2 million and $8.2 million, respectively, of our product revenue was derived from such sales. Our sales of Cray X1 systems to date have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2004 and 2005. To date, however, we have entered into a limited number of significant new contracts for sales of the Cray X1 and Cray X1E systems to U.S. government customers, especially in the defense segment, and we do not expect sales of the Cray X1 and X1E in

2004 and 2005 together to match the level of 2003 sales to governmental customers. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced which could lead to reduced profitability or losses in future periods.

     The decline in the vector processor market will affect sales of the Cray X1 and Cray X1E systems, adversely affecting our revenue and earnings. Until we complete development and can sell the Cray XD1 system and the commercial version of the Red Storm system, our product revenue largely depends on the sales of the vector processor based Cray X1 and Cray X1E systems. The market for vector-based systems has declined over the past several years, and is now served only by NEC and us. We expect to enter into few new contracts for Cray X1 systems, and that sales of Cray X1E systems primarily will be upgrades to existing Cray X1 customers. The Cray X1E system will offer processor speed improvements and will improve price-performance characteristics. If we are unable to market and sell the Cray X1E system successfully, however, our revenue and earnings will be adversely affected.

     We may not be successful in completing the Red Storm project on time and on budget, which would adversely affect our earnings. Our 2004 revenue goals also are dependent on the successful completion of the Red Storm project. Our efforts to complete the development and delivery of the Red Storm project for Sandia National Laboratories in 2004 on time and on budget are subject to significant risks. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. Our success depends on receiving acceptable components from third parties. We have experienced delays in receiving timely deliveries of acceptable components from third parties, which has put our development schedule at risk. The contract is incrementally funded and is subject to future federal government appropriations. This project is lengthy and technically challenging, and requires a significant investment of engineering and other resources. Falling behind schedule or incurring cost overruns would adversely affect our capital resources and earnings, and may also adversely affect our ability to sell the commercial version of the Red Storm system.

     Failure to manufacture and sell Cray XD1 systems in planned quantities would adversely affect revenue and earnings in 2004 and 2005. To be successful, the Cray XD1 system must be manufactured and sold in quantities much higher than our other products. We are redesigning our supply and manufacturing processes to accommodate significant daily production and shipment of Cray XD1 systems. We are revamping our sales procedures to accommodate low touch-high volume sales through the retraining of our current sales personnel and adding sales channels – both distributors and agents — in various markets. We are changing our service processes to accommodate the expected increased number of Cray XD1 systems in the field. Lack of success in so adapting our processes and sales channels will adversely affect revenue and earnings from the Cray XD1 system.

     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2004 and beyond. We expect that our success in 2004 and in the following years depends on completing the Red Storm project; adapting the Red Storm concept to a highly scalable microprocessor-based high bandwidth Linux system for the governmental, industrial and academic markets; developing the Cray X1E system as a significant enhancement to the Cray X1 system and completing the development of the Cray XD1 system and successfully selling it in the midrange market. In subsequent years we must develop further enhancements to the commercial version of the Red Storm system for the high-end market, and the Cray XD1 system for the midrange market, and develop our Rainer system, which will allow customers to take advantage of innovative scalar, vector and future processing technologies within a single scalable, high –bandwidth design. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Difficulties in delivering the initial Cray X1 systems and integrating large configurations of the Cray X1 system have introduced delays in the development schedule for the Cray X1E systems and Black Widow compute modules. Our engineering and technical personnel resources are limited, and our July 2004 reduction-in-force has strained our engineering resources further. We may not be successful in shortening these development schedules. Delays in completing the design of the hardware components, of software for the systems, or in integrating the full systems would make it difficult for us to develop and market these systems successfully. Due to such delays, we expect no Cray X1E revenue until early 2005 and that some revenue from the commercial version of the Red Storm system previously expected in 2004 will move to 2005, which will adversely affect our 2004 revenue and earnings.

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

     From time to time we have experienced delays in obtaining manufactured components and completed assemblies on a timely basis and in sufficient quantities from our suppliers, which have resulted in delays in the development and production of our products. Redesign work may be costly and could cause additional delays in the development of our products.

     Recently we have incurred delays in the production of the key Seastar ASIC for the Red Storm system and of key components of the Cray X1E system. These delays will adversely affect 2004 revenue and earnings. In addition, we have used IBM as a key supplier of our ASICs and other components. IBM has informed us that while it will honor its current contractual commitments it will not accept new contracts for foundry activities. We are in the process of reviewing and qualifying other suppliers that can satisfy our requirements.

     We may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $24.7 million (before non-recurring items added another $38.5 million to net income). For the six months ended June 30, 2004, we had a net loss of $58.3 million (including $42.8 million of net expenses related to the OctigaBay acquisition), and we expect a net loss in the third quarter and for all of 2004. Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

•	successfully selling the Cray X1 system, the Cray X1E system, the commercial version of the Red Storm system, the Cray XD1 system and other products, and the timing and funding of government purchases, especially in the United States;

•	completing the development of the Red Storm project and the Cray XD1 and the commercial version of the Red Storm systems in time for deliveries and customer acceptances in 2004 and subsequently maintaining our other development projects on schedule and within budgetary limitations; we presently do not expect to complete the development of the Cray X1E system in time for 2004 revenue;

•	the level of revenue in any given period, including the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	our expense levels, particularly for research and development and manufacturing and service costs; and

•	the terms and conditions of sale or lease for our products.

     Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income on a quarterly or annual basis in the future.

     If we are unable to successfully port application programs to our new products, we would have difficulty in selling these systems to a number of customers. To sell the Cray XD1 and the commercial version of the Red Storm system in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to these systems and tuned so that they will achieve high performance. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and customers to undertake this activity. We also modify and rewrite third-party and customer specific application programs. We have had limited success in porting such applications to the Cray X1 and Cray X1E systems, which has adversely affected sales of these systems. There can be no assurance that we will be able to induce the third-party vendors and customers to rewrite successfully third-party and customer specific applications for use on the Cray XD1 and the commercial version of the Red Storm system.

     Failure to pass acceptance tests could adversely affect revenue, margin and earnings. We face difficult acceptance tests for our Red Storm project and for several large Cray X1 and Cray X1E system installations. If we were not able to pass these acceptance tests, we would not be able to recognize revenue and, depending on the circumstances, may have to offer additional hardware and incur substantial penalties. In such event our revenue, margin and earnings would be adversely affected.

     The failure to integrate Cray Canada Inc. could adversely affect our business. With the acquisition of OctigaBay Systems Corporation (now named Cray Canada Inc.) at the beginning of the 2004 second quarter, we added an additional product line, 66 employees and a fourth major office location, our first major office outside of the United States. We need to increase our sales force and develop new sales channels to handle the Cray XD1 product, develop a different approach for manufacturing and providing customer servicing of the Cray XD1 product, integrate our financial and information systems and over time integrate our development programs. These changes may place a significant strain on our management resources. The failure to retain the current Cray Canada engineers and employees would adversely affect the development schedule and delay introduction of the Cray XD1 system. Difficulties in integrating our operations will divert our management’s time and resources. Failure to complete this integration successfully could cause us to increase expenditures and adversely affect our revenue and results of operations.

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

     If we lose government support for supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems, including the current Cray X1 system and our planned Cray X1E and successor systems, and our Cascade and Red Storm development projects. U.S. government agencies may delay or decrease funding of these development efforts due to change of priorities, international political developments or for any other reason. Any such decrease or delay may cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our ability to implement our product roadmap.

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

     Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from a run-rate of approximately $95 million in 2000 to approximately $57 million in 2003; we estimate that 2004 maintenance revenue will approximate $48 million. This revenue may decline further, as our older systems are withdrawn from service, until a sufficient number of our new computer systems are placed in service to balance or exceed the withdrawal of our older systems. In addition we expect that our newer products will require less hardware maintenance than our historic vector systems, which will affect adversely the rate of service revenue growth.

     The change by NEC Corporation of our distribution rights for the Cray SX-6 system may increase competition. We market a rebranded product known as the Cray SX-6 system, which was developed and is built in Japan by NEC Corporation. This product first became available for delivery in North America in the first quarter of 2002, and we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. Effective August 1, 2003, our North American distribution rights for this product became non-exclusive. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for the Cray SX-6 systems has been far less than we anticipated. NEC may decide to compete directly with us in North America, which could adversely affect our revenue. Outside of North America, NEC has competed aggressively based on price and promised deliveries of its new vector system, which it has not yet announced formally.

     Failure to obtain credit facilities may restrict our operations. Our existing revolving line of credit, which expired at the end of April 2004, has been extended through the end of August 2004. As a result of our second quarter financial performance, we are in default under certain covenants. We have received a waiver letter from our lenders with respect to these defaults, and are seeking to renew or replace this credit facility. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult. If we obtain such facilities, they may have higher interest rates, require security for our obligations, and contain other restrictions. Failure to obtain such credit facilities may limit our planned operations and our ability to acquire needed infrastructure and other capital items, may reduce or eliminate our cash reserves and increase our need to obtain capital from other sources, particularly if our cash reserves were to decline further substantially.

     Additional financings may be dilutive to our shareholders. We may need to raise additional equity or debt capital if we experience lower than anticipated product sales due to additional delays in availability of Cray X1E or Red Storm systems for delivery to customers or general economic conditions, or if we fail to receive sufficient governmental support for our products and research activities. If we are successful in our product developments and market conditions are favorable, we may consider financings to enhance our cash and working capital positions. Financings may not be available to us when needed or, if available, may not be available on satisfactory terms and may be dilutive to our shareholders.

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2004, we had outstanding:

•	84,259,502 shares of common stock;

•	warrants to purchase 5,792,186 shares of common stock; and

•	stock options to purchase an aggregate of 13,486,246 shares of common stock, of which 8,071,543 options were then exercisable.

     We also have committed to issue a total of 2,921,590 additional shares of Common Stock upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. At June 30, 2004, warrants to purchase 352,336 shares of common stock, with an exercise price of $4.42 per share, expire on November 2, 2004; warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expire between November 7, 2005, and September 3, 2006; and the remaining warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expire on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2004, our short-term investment balance was $28.0 million.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we issued a total of 7,560,885 shares of our Common Stock to certain OctigaBay shareholders and reserved an additional 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. We also assumed outstanding OcitgaBay stock options exercisable for 740,722 shares of our Common Stock.

     The issuances of the shares of our Common Stock to OctigaBay shareholders were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended in accordance with a plan of arrangement approved by the Supreme Court of British Columbia, Canada.

     In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, we reported that in connection with a private financing we had extended the exercise date for certain warrants to purchase an aggregate of 1,454,321 shares of common stock to June 21, 2004, with an exercise price of $3.00. We issued 1,222,591 shares upon exercise of these warrants in the second quarter of 2004, receiving $3,668,000 in proceeds.

     In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, we reported that we had issued a warrant to Patrick W. Grady covering 150,000 shares of common stock in return for certain financial advisory services. The warrant had an exercise price of $3.50 and had cashless exercise provisions. This warrant was exercised from time to time and fully in the second quarter pursuant to the cashless exercise provisions. We issued an aggregate of 96,620 shares of common stock pursuant to these exercises.

     The issuance of the shares and warrants described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder because of the nature of the investors and the manner in which the offering was conducted.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of shareholders was held on May 12, 2004. At the annual meeting, the following actions occurred.

1.	The following individuals were re-elected as directors for terms expiring in 2005:

Name	Votes For	% For	Withheld	% Withheld
Daniel J. Evans	64,918,804	94.7	3,617,848	5.3
Daniel C. Regis	65,248,292	95.2	3,288,360	4.8

2.	A proposal to approve an amendment to our Restated Articles of Incorporation to declassify the Board of Directors and provide for the annual election of all directors was approved by the shareholders, with 67,870,932 shares voting in favor (92.5%), 587,829 shares voting against (.8%), 77,892 shares abstaining (.1%) and 4,880,665 broker non-votes (6.6%).

3.	A proposal to approve an amendment to our Restated Articles of Incorporation increasing the number of authorized shares of common stock from 120,000,000 to 150,000,000 shares was approved by the shareholders, with 64,362,263 shares voting in favor (87.7%), 3,992,063 shares voting against (5.4%), 182,327 shares abstaining (.3%) and 4,880,665 broker non-votes (6.6%).

4.	A proposal to approve the 2004 Long-Term Equity Compensation Plan was approved by the shareholders, with 29,152,593 shares voting in favor (70.6%), 12,146,775 shares voting against (29.4%), 250,668 shares abstaining and 31,867,282 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Rottsolk, President and Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Poteracki, Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer and the Chief Financial and Accounting Officer

(b) Reports on Form 8-K

     A report on Form 8-K for an event of April 1, 2004, was filed on April 2, 2004, reporting the Company’s completion of the acquisition of OctigaBay Systems Corporation under Item 2, “Acquisition and Disposition of Assets.”

     A report on Form 8-K for an event of April 29, 2004, was filed on April 30, 2004, reporting the issuance of a press release of the Company’s first quarter 2004 financial results under Item 5, “Other Events.”

     A report on Form 8-K/A for an event of April 1, 2004, was filed on May 10, 2004, reporting the inclusion of the required financial statements in the Company’s previously filed Form 8-K on April 2, 2004 under Item 7, “Financial Statements and Exhibits.”

     A report on Form 8-K for an event of May 12, 2004, was filed on May 14, 2004, reporting the events of the Company’s annual shareholders’ meeting under Item 5, “Other Events.”

Items 1, 3, and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

August 9, 2004	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
President and Chief Executive Officer

/s/ SCOTT J. POTERACKI

Scott J. Poteracki
Chief Financial and Accounting Officer