Form 10-Q
period 2004-09-30
CRAY INC
filed 2004-11-09
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of November 5, 2004, 85,754,716 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC. AND SUBSIDIARIES

Available Information

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our web site at www.cray.com as soon as reasonably practicable after we file electronically such reports with the SEC.

     Cray is a federally registered trademark of Cray Inc., and Cray SV1ex, Cray X1, Cray X1E, Cray SX-6, Cray T90, Cray MTA-2, Cray SV1, Cray T3E, Cray XT3 and Cray XD1 are trademarks of Cray Inc.

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$39,773	$44,154
Short-term investments, available for sale	34,570	3,005
Accounts receivable, net of allowance of $1,125 and $1,410, respectively	48,474	27,926
Inventory	43,022	58,444
Prepaid expenses and other assets	18,932	9,944

Total current assets	184,771	143,473
Property and equipment, net	26,157	35,705
Service spares, net	4,925	3,553
Goodwill	13,344	54,024
Intangible assets		6,248
Deferred tax assets	58,595	761
Other assets	3,797	4,830

TOTAL	$291,589	$248,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$23,803
Accrued payroll and related expenses	19,035	16,714
Other accrued liabilities	3,480	6,599
Deferred revenue	33,233	50,658
Warranty reserves	655

Total current liabilities	68,956	97,774
Shareholders’ equity:
Common stock, par $.01 - Authorized, 150,000,000 shares; issued and outstanding, 72,601,016 and 85,391,301 shares, respectively	312,646	403,939
Exchangeable shares, no par value – Authorized, 100,000,000 shares; issued and outstanding, 1,999,416 shares		14,616
Deferred compensation	(105)	(10,698)
Accumulated other comprehensive income (loss)	(807)	1,410
Accumulated deficit	(89,101)	(258,447)

	222,633	150,820

TOTAL	$291,589	$248,594

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue:
Product	$49,014	$34,806	$122,250	$72,713
Service	14,831	11,118	47,484	37,056

Total revenue	63,845	45,924	169,734	109,769

Operating expenses:
Cost of product revenue	25,707	46,052	67,707	75,089
Cost of service revenue	9,632	6,909	30,775	23,274
Research and development	10,533	12,190	28,371	32,553
Marketing and sales	6,727	8,267	18,433	24,076
General and administrative	3,164	4,386	7,702	11,220
Acquisition-related deferred compensation		2,195		4,234
In-process research and development charge				43,400
Restructuring costs		7,129		7,129

Total operating expenses	55,763	87,128	152,988	220,975

Income (loss) from operations	8,082	(41,204)	16,746	(111,206)
Other income (expense), net	307	91	1,031	(111)
Interest income, net	160	171	269	339

Income (loss) before income taxes	8,549	(40,942)	18,406	(110,978)
Provision for income taxes	86	70,057	528	58,368

Net income (loss)	$8,463	$(110,999)	$17,518	$(169,346)

Net income (loss) per common share:
Basic	$0.12	$(1.27)	$0.27	$(2.06)

Diluted	$0.10	$(1.27)	$0.23	$(2.06)

Weighted average shares outstanding:
Basic	70,307	87,236	65,404	82,013

Diluted	82,963	87,236	75,973	82,013

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Exchangeable Shares				Accumulated Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
BALANCE, January 1, 2004	72,601	$312,646			$(105)	$(89,101)	$(807)	$222,633
Issuance of shares under Company 401k Plan	91	627						627
Issuance of shares under Employee Stock Purchase Plan	69	447						447
Exercise of stock options	477	1,891						1,891
Exercise of warrants	42	203						203
Compensation expense on restricted stock					45			45
Tax benefit on stock options		1,104						1,104
Other comprehensive income:
Unrealized gain on available for sale investments							9	9
Cumulative currency translation adjustment							240	240
Net loss						(3,843)		(3,843)

BALANCE, March 31, 2004	73,280	$316,918			$(60)	$(92,944)	$(558)	$223,356

Common stock issued in acquisition of OctigaBay Systems Corporation	7,382	56,756						56,756
Exchangeable shares issued in acquisition of OctigaBay Systems Corporation			3,158	24,207				24,207
Deferred compensation related to acquisition	179	1,190	1,682	11,185	(14,599)			2,224
Exchangeable shares converted into common shares	1,919	12,569	(1,919)	(12,569)
Fair value of OctigaBay options acquired		2,579						2,579
Amortization of deferred compensation					2,020			2,020
Issuance of shares under Employee Stock Purchase Plan	85	465						465
Common stock issued for bonus	54	374						374
Exercise of stock options	125	331						331

	Common Stock		Exchangeable Shares				Accumulated Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
Exercise of warrants	1,236	3,622						3,622
Compensation expense on restricted stock					45			45
Tax benefit on stock options		190						190
Other comprehensive income:
Unrealized gain on available for sale investments							52	52
Cumulative currency translation adjustment					421		(2,155)	(1,734)
Net loss						(54,504)		(54,504)

BALANCE, June 30, 2004	84,260	$394,994	2,921	$22,823	$(12,173)	$(147,448)	$(2,661)	$255,535

Exchangeable shares converted into common shares	922	8,207	(922)	(8,207)
Amortization of deferred compensation					2,195			2,195
Issuance of shares under Employee Stock Purchase Plan	129	492						492
Exercise of stock options	80	174						174
Compensation expense on restricted stock					15			15
Compensation expense on modification of stock options		72						72
Other comprehensive income:
Unrealized loss on available for sale investments							(59)	(59)
Cumulative currency translation adjustment					(735)		4,130	3,395
Net loss						(110,999)		(110,999)

BALANCE, September 30, 2004	85,391	$403,939	1,999	$14,616	$(10,698)	$(258,447)	$1,410	$150,820

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended
	September 30,
	2003	2004
Operating activities
Net income (loss)	$17,518	$(169,346)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,091	12,043
Amortization of deferred compensation		4,215
In-process research and development charge		43,400
Inventory write-down		7,991
Deferred tax assets		57,629
Compensation expense on modification of stock options		72
Deferred compensation on restricted stock		105
Cash provided (used) by changes in operating assets and liabilities, net of effects of the OctigaBay acquisition:
Accounts receivable	(16,490)	20,710
Inventory	(30,209)	(31,203)
Other assets	(7,420)	8,086
Spares	(673)	(58)
Accounts payable	5,037	9,524
Other accrued liabilities	(2,177)	2,442
Accrued payroll and related expenses	(2,304)	(2,507)
Warranty reserve	(3,615)	(655)
Deferred revenue	16,432	17,430

Net cash used by operating activities	(11,810)	(20,122)
Investing activities
Purchases of short-term investments	(25,999)	(33,274)
Sales / maturities of short-term investments		64,839
Acquisition of OctigaBay, net of cash acquired		(6,270)
Purchases of property and equipment	(3,965)	(9,494)

Net cash provided (used) by investing activities	(29,964)	15,801
Financing activities
Principal payments on term loan	(3,929)
Sale of common stock	49,059
Proceeds from exercise of stock options and warrants	14,043	6,221
Proceeds from issuance of common stock through employee stock purchase plan and 401k plan	1,770	2,405
Principal payments on bank note	(186)
Principal payments on capital leases	(181)

Net cash provided by financing activities	60,576	8,626

Effect of foreign exchange rate changes on cash and cash equivalents	197	76
Net increase in cash and cash equivalents	18,999	4,381

Cash and cash equivalents:
Beginning of period	23,916	39,773

End of period	$42,915	$44,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$523	$55
Non-cash investing and financing activities:
Tax benefit on stock options		1,294
Inventory reclassed to spares		1,762
Inventory reclassed to fixed assets	4,211	6,878
Preferred stock converted into common stock	24,946
Shares issued for acquisition of OctigaBay		83,542
Unrealized gain on available for sale investments	20	2

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

OctigaBay Acquisition

     On April 1, 2004, the Company completed the acquisition of OctigaBay Systems Corporation (OctigaBay), a development-stage privately-held company located in Vancouver, British Columbia. The acquisition was accomplished pursuant to an Arrangement Agreement, dated February 25, 2004, among Cray, 3084317 Nova Scotia Limited, a Nova Scotia company and wholly-owned subsidiary of Cray, and OctigaBay. In the acquisition, the Company paid $14,925,000 in cash and issued 7,560,885 shares of Cray common stock and 4,840,421 exchangeable shares. The Company also assumed outstanding OctigaBay stock options exercisable for 740,722 shares of Cray common stock. Of the total shares issued and reserved, 1,861,000 shares were not included in the purchase price calculation because they represent repurchaseable shares that will be earned over the repurchase period. After the acquisition, the name of OctigaBay Systems Corporation was changed to Cray Canada Inc. OctigaBay was in the process of developing an innovative high-performance computing system designed to make supercomputing performance accessible to the growing community of scientific and technical computing users. The fair value of the in-process research and development (IPR&D) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in–process technology. The discount rate applicable to the cash flows of the products reflects the estimated stage of completion and other risks inherent in the project. The discount rate used in the valuation of IPR&D was 24.5%. The fair value of IPR&D is estimated to be $43.4 million with an estimated cost to complete of $8.0 million. The in–process technology will be substantially completed in 2004. The IPR&D fair value was expensed in April 2004. The purchased intangibles consist of core technology and will be amortized over five years, resulting in a charge to cost of product of approximately $335,000 per quarter through the first quarter of 2009, subject to currency fluctuations. The preliminary allocation of the purchase price is as follows and is subject to change based upon the final analysis of tax balances to be completed in the fourth quarter of 2004 (in thousands):

Fair value of net assets acquired	$10,111
Core technology	6,700
In-process research and development	43,400
Goodwill	39,246

Net assets acquired	$99,457

     The Company recorded deferred compensation of $12.4 million resulting from retention agreements with key OctigaBay personnel and $2.2 million from existing stock options assumed in the OctigaBay acquisition. The retention agreements expire in November 2005 and the assumed stock options vest over the next three to four years. Subject to currency fluctuations, the Company expects to incur a quarterly amortization expense of approximately $2.2 million per quarter through December 2005 and approximately $175,000 thereafter per quarter through

April 2007. Allocation of this acquisition-related deferred compensation expense to the operating categories for the three and nine months ended September 30, 2004 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Research and development	$1,154	$2,226
Marketing and sales	453	874
General and administrative	588	1,134

	$2,195	$4,234

     The following pro forma results are based on the individual historical results of Cray Inc. and OctigaBay (prior to acquisition on April 1, 2004) with adjustment to give effect to the combined operations as if the acquisition had been consummated January 1, 2003. The significant adjustments relate to amortization of identified intangibles, the write-off of the IPR&D and the amortization of deferred compensation.

	Pro Forma		Pro Forma
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
	(in thousands, except for per share data)
Total revenue	$63,845	$45,924	$169,734	$109,769

Net loss	$(38,769)	$(110,999)	$(36,632)	$(176,118)

Net loss per share basic and diluted	$(0.47)	$(1.27)	$(0.47)	$(2.04)

Weighted average shares outstanding basic and diluted	82,708	87,236	77,805	86,192

     The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company’s results of operations for any future date or period.

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

Balance Sheet Details

     Net accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2003	2004
Trade accounts receivable	$31,838	$14,874
Unbilled receivables	8,098	10,772
Government funding pass-through	5,828	3,588
Advance billings	3,835	102

	49,599	29,336
Allowance for doubtful accounts	(1,125)	(1,410)

Accounts receivable, net	$48,474	$27,926

     Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2003	2004
Components and subassemblies	$16,916	$8,650
Red Storm inventory	1,698	9,358
Work in process	14,178	24,482
Finished goods	10,230	15,954

Inventory	$43,022	$58,444

     In the quarter ended September 30, 2004, the Company wrote-off $8.0 million of inventory largely related to our Cray X1 system.

     Deferred revenue consisted of the following (in thousands):

	December 31,	September 30,
	2003	2004
Deferred product revenue	$2,230	$23,492
Deferred service revenue	21,726	17,352
Deferred Red Storm revenue	9,136	9,670
Other deferred revenue	141	144

Total deferred revenue	$33,233	$50,658

Goodwill

     On April 1, 2004, the Company completed its acquisition of OctigaBay. See “OctigaBay Acquisition” above. As part of the acquisition, the Company recorded $39.2 million of goodwill. The allocation of the purchase price is preliminary and is subject to changes based upon final analysis of tax balances to be completed in the fourth quarter of 2004. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires an annual goodwill impairment test and also requires an impairment test if impairment indicators arise. In the first quarter of fiscal 2004, the Company completed its annual impairment test in accordance with SFAS No. 142. Results of the impairment tests did not indicate any impairment loss. The following table provides information about activity in goodwill for the period from January 1, 2004, to September 30, 2004 (in thousands):

Goodwill, at January 1, 2004	$13,344
OctigaBay acquisition	39,246
Foreign currency translation adjustment	1,434

Goodwill, at September 30, 2004	$54,024

Line of Credit

     The Company’s $25.0 million revolving line of credit with Wells Fargo Bank expired on April 29, 2004. Subsequent to April 29, 2004, the Company has been granted extensions of the line of credit through December 1, 2004, with no changes to the material terms and conditions of the line of credit. As of September 30, 2004, the Company was in default of the terms of the line of credit due to not meeting minimum net income and asset ratio test requirements. The Company has received a waiver letter from Wells Fargo Bank and is currently in negotiations to replace the existing line of credit. As of September 30, 2004, the Company had $8.5 million outstanding in letters of credit supported by the line of credit.

Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Net income (loss)	$8,463	$(110,999)	$17,518	$(169,346)
Unrealized gain (loss) on available for sale investments	(12)	(59)	20	2
Foreign currency translation adjustment	2	4,130	197	2,215

Comprehensive income (loss)	$8,453	$(106,928)	$17,735	$(167,129)

Segment Information

     The Company operates in one business segment: global sales and service of high-performance computers. Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $43.8 million and $79.4 million for the three and nine months ended September 30, 2004, compared to $51.3 million and $147.1 million for the three and nine months ended September 30, 2003.

     The Company’s significant operations outside the Americas include sales and service offices in Europe, the Middle East and Africa (EMEA) and Japan, Australia, Korea, China and Taiwan (Asia Pacific). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	The		Asia
	Americas	EMEA	Pacific	Total
Three months ended September 30, 2004:
Product revenue	$34,425	$381	$	$34,806

Service revenue	$8,393	$1,629	$1,096	$11,118

Net income (loss)	$(111,292)	$275	$18	$(110,999)

Nine months ended September 30, 2004:
Product revenue	$64,270	$3,804	$4,639	$72,713

Service revenue	$27,133	$6,478	$3,445	$37,056

Net income (loss)	$(166,075)	$(3,017)	$(254)	$(169,346)

As of September 30, 2004:
Long-lived assets	$100,275	$3,148	$1,698	$105,121

Three months ended September 30, 2003:
Product revenue	$47,274	$272	$1,468	$49,014

Service revenue	$10,222	$3,132	$1,477	$14,831

Net income (loss)	$11,899	$(2,895)	$(531)	$8,463

Nine months ended September 30, 2003:
Product revenue	$119,023	$1,332	$1,895	$122,250

Service revenue	$31,538	$11,296	$4,650	$47,484

Net income (loss)	$23,473	$(3,813)	$(2,142)	$17,518

As of September 30, 2003:
Long-lived assets	$54,604	$1,345	$1,153	$57,102

Earnings Per Share (EPS)

     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options and common stock purchase warrants as computed under the treasury stock method. Because outstanding stock options and warrants are antidilutive, their effect has not been included in the calculation of the net loss per share for the three and nine months ended September 30, 2004.

     The following data show the amounts used in computing the weighted average number of shares of dilutive potential common stock (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Weighted average number of shares used in basic EPS	70,307	87,236	65,404	82,013

Effect of dilutive securities:
Stock options	6,876		5,384
Warrants	5,780		5,185

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	82,963	87,236	75,973	82,013

     For the three and nine months ended September 30, 2003, common stock equivalents of 7.4 million and 9.4 million shares, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2004, common stock equivalents of 20.8 million shares were antidilutive and not included in computing diluted EPS for either period.

Restructuring Costs

     During the quarter ended September 30, 2004, the Company recognized restructuring costs of $7.1 million, including a $67,000 compensation charge related to the modification of stock options for certain individuals affected by the restructuring. The $67,000 charge was recorded directly to common stock. Substantially all of the restructuring costs represent severance expenses for terminated employees. The restructuring liability is included within accrued payroll and related expenses on the accompanying condensed consolidated balance sheet as of September 30, 2004.

     The liability activity related to restructuring during the nine months ended September 30, 2003, and 2004, is as follows (in thousands):

	2003	2004
Liability balance, January 1	$866	$3,101
Payments	(157)	(1,338)

Liability balance, March 31	$709	$1,763

Payments	(146)	(1,404)

Liability balance, June 30	$563	$359

Additional restructuring costs		7,062
Payments	(130)	(1,457)

Liability balance, September 30	$433	$5,964

Taxes

     The Company recorded tax expense of $70.1 million and $58.4 million for the three and nine months ended September 30, 2004 compared to tax expense of $86,000 and $528,000 for the respective 2003 periods. The tax expense recorded in 2004 is primarily due to the establishment in the third quarter of 2004 of a valuation allowance of $69.8 million against deferred tax assets of the Company, primarily consisting of accumulated net operating losses. Under the criteria set forth in SFAS No. 109, Accounting for Income Taxes, the Company concluded that, given its cumulative losses over the past three years, the valuation allowance was appropriate. Once the Company has been profitable for an extended period and the Company is able to then conclude, under the criteria of SFAS No. 109, that the valuation allowance is no longer appropriate in part or in full, it would then reduce or eliminate the valuation allowance and record a tax benefit.

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

     To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Risk-free interest rate	3.9%	4.3%	3.9%	4.3%
Expected dividend yield	0%	0%	0%	0%
Volatility	95%	84%	95%	84%
Expected life	7.3 years	7.2 years	7.3 years	7.2 years

     If compensation cost for the Company’s stock option plans and its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2003, and 2004 would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income (loss), as reported	$8,463	$(110,999)	$17,518	$(169,346)
Amortization of unvested stock options assumed in OctigaBay acquisition		178		356
Total stock-based compensation expense determined under fair value-based method for all awards	(2,281)	(3,502)	(6,845)	(10,504)

Pro forma net income (loss)	$6,182	$(114,323)	$10,673	$(179,494)

Basic and diluted net income (loss) per common share:
Basic:
As reported	$0.12	$(1.27)	$0.27	$(2.06)
Pro forma	$0.09	$(1.31)	$0.16	$(2.19)
Diluted:
As reported	$0.10	$(1.27)	$0.23	$(2.06)
Pro forma	$0.07	$(1.31)	$0.14	$(2.19)

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

Reclassifications

     Certain prior-period amounts have been reclassified to conform with the current-period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 20. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. Our revenue, net income or loss, and cash flow are likely to fluctuate significantly from quarter to quarter due to the high average sales price of our principal products and our general policy of not recognizing product revenue for our larger systems until customer acceptance and other contractual provisions have been fulfilled.

     We are in transition from a single product to three new products.

•	In 2002 we completed hardware development of and began selling our Cray X1 system, an “extreme performance” supercomputer designed for the high end of the supercomputer market. The Cray X1 system was the only new product we were selling in 2003 and the first three quarters of 2004. We have since developed the Cray X1E system, which will significantly increase processor speed and capability; the first customer shipment is scheduled for the end of 2004.

•	In mid-2002 we began a development project with Sandia National Laboratories to design and deliver in 2004 a new, high-bandwidth, massively parallel processing supercomputer system called Red Storm. The Red Storm system is currently being shipped in installments to Sandia, with full hardware delivery scheduled for late 2004 or early 2005. In October 2003 we announced that we would develop a product line based on the Red Storm system, targeting the need for highly scalable, high-bandwidth, microprocessor-based Linux supercomputers. This product, the Cray XT3 system, was recently introduced, with initial customer shipment scheduled for the fourth quarter of 2004.

•	On April 1, 2004, we acquired OctigaBay Systems Corporation, a privately-held development-stage company located in Vancouver, B.C. OctigaBay has developed a balanced, high-bandwidth system, designed to be highly reliable and easy-to-use, that is targeted for the midrange market. We have renamed OctigaBay Systems Corporation as Cray Canada Inc. and have renamed the OctigaBay product as the Cray XD1 system. Initial commercial shipments of the Cray XD1 system began late in the third quarter of 2004, and full production ramp is planned for 2005.

     In mid-2003 we began work under a contract with the Defense Advanced Research Projects Agency that supports our program to develop a commercially available system capable of sustained performance in excess of one petaflops, which we call our Cascade program.

     Our 2004 product revenue primarily has come from sales of our Cray X1 system and contributions from our Red Storm and Cascade development projects. We provide maintenance services to the worldwide installed base of Cray computers. We also offer high performance computing services that leverage our industry technical knowledge.

     We experienced net losses in each full year of our development stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000 and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including unusual income of $38.2 million, consisting of an income tax benefit of $42.2 million due to a reduction of a valuation allowance against deferred tax assets, offset in part by restructuring costs of $4.0 million). For the nine months ended September 30, 2004, we had a net loss of $169.3 million (including unusual charges of $92.4 million recognized in the third quarter, consisting of $69.8 million related to recognition of a valuation allowance against deferred tax assets, an $8.0 million write-down of excess inventory, $7.1 million of expense related to the July 2004 restructuring, a $5.3 million cost adjustment recognized on the Red Storm fixed-price contract (of this amount $1.9 million reduced product revenue and $3.4 million increased cost of product revenue in the third quarter), $1.3 million related to prepaid services and the remainder related to supplier arrangement losses).

     Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below under “Factors That Could Affect Future Results.”

Critical Accounting Policies and Estimates

     This discussion as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of deferred tax realization, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill.

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

Revenue Recognition

     We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or accepted or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. In addition to general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

Products. We recognize revenue based upon product line, as follows:

     Cray X1/X1E Product Lines. We generally recognize revenue from product sales of Cray X1 and Cray X1E systems upon customer acceptance and when there are no unfulfilled Company obligations that affect the customer’s final acceptance. A customer signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

     Cray XD1 Product Line. The Cray XD1 product line is a volume product intended for customer installation and limited self-maintenance. Product revenue is generally recognized upon shipment for free-on-board (FOB) origin freight terms, or delivery for FOB destination freight terms, and there are no unfulfilled Company obligations that affect the customer’s final acceptance. If there is a contractual requirement for a customer acceptance, revenue is recognized upon receipt of the signed notice of acceptance or similar document.

     Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications, and to provide services related to the performance of such contracts, is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components at future dates. Estimates may need to be adjusted from quarter to quarter which would impact revenue and margins on a cumulative basis.

     Revenue from contracts that are structured as operating leases is recorded as earned over the lease terms.

Services. Service revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High-performance computing service revenue is recognized as the services are rendered.

Multiple-Element Arrangements. We enter into transactions that include multiple-element arrangements, which may include any combination of services, hardware and/or software. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item. Otherwise, revenue is deferred until delivery of the last element.

•	Vendor-specific objective evidence (VSOE) of fair value of the undelivered element.

•	The functionality of the delivered elements is not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

VSOE is the price we charge to an external customer for the same element when such element is sold separately or is the price from our established price list.

Inventories

     We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. In the third quarter of 2004, we wrote down our Cray X1 system inventory by $8.0 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

Goodwill

     Approximately 22% of our assets as of September 30, 2004, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from Silicon Graphics, Inc. in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed an annual impairment test effective January 1, 2004, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Accounting For Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In accordance with SFAS No. 109, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. The provision for or benefit from income taxes represents taxes payable or receivable for the current period, plus the net change in deferred tax amounts during the period.

Results of Operations

     Product Revenue

     We recorded product revenue of $34.8 million and $72.7 million for the three and nine months ended September 30, 2004, compared to $49.0 million and $122.3 million for the respective 2003 periods. Product revenue represented 76% and 66% of total revenue for the three and nine months ended September 30, 2004, compared to 77% and 72% for the respective 2003 periods, and consisted in the three months ended September 30, 2004 of $20.2 million for our Red Storm and Cascade development projects and $14.6 million for our Cray X1 systems and other products. Product revenue increased from the second quarter of 2004 largely due to a customer acceptance of a previously installed system for which revenue recognition had been deferred, and we recorded increased revenue on the Red Storm project as we commenced production of the system in the third quarter and increased revenue on our Cascade project; these revenue increases were offset in part by a $1.9 million adjustment due to increased costs to complete our fixed-price Red Storm contract. Product revenue was lower than the prior year third quarter due to significantly lower sales of Cray X1 systems, offset in part by increased revenue recorded for our Red Storm and Cascade projects. Product revenue for the three months ended September 30, 2003, consisted of $44.3 million for our Cray X1 systems and other products and $4.7 million for our Red Storm project.

     We expect product revenue in the fourth quarter to be equal to or modestly higher than the third quarter and to be significantly based on revenue from our Red Storm and Cascade projects. For all of 2004 we expect product revenue to be between $105 million and $115 million. We expect our product revenue to vary quarterly, perhaps significantly.

     Service Revenue

     We recorded service revenue, which includes revenue from maintenance services and professional services, of $11.1 million and $37.1 million for the three and nine months ended September 30, 2004, compared to $14.8 million and $47.5 million for the respective 2003 periods. Service revenue represented 24% and 34% of total revenue for the three and nine months ended September 30, 2004, compared to 23% and 28% for the corresponding 2003 periods. The increase in percentage contribution to total revenue in the first nine months of 2004 is due to a decline in product revenue for that period.

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

     Operating Expenses

     Cost of Product Revenue. We recorded cost of product revenue of $46.1 million and $75.1 million for the three and nine months ended

September 30, 2004, compared to $25.7 million and $67.7 million for the respective 2003 periods. Our cost of product represented 132% and 103% of product revenue for the three and nine months ended September 30, 2004, compared to 52% and 55% for the corresponding 2003 periods. Cost of product revenue in the 2004 periods was adversely affected by inventory write-downs of $8.0 million, a $3.4 million reserve for estimated additional costs to be incurred in completing the Red Storm project, a $1.0 million adjustment for unabsorbed overhead relating to lower production of Cray X1 systems as well as by the product mix, with proportionately fewer sales of Cray X1 systems and more revenue from the low margin Red Storm and Cascade development projects.

     We presently estimate that we will recognize a cumulative loss of approximately $3.4 million on the Red Storm contract as described above. To date in 2004 we have recorded negative margin on the Red Storm contract, and we expect to record zero margin on future Red Storm revenue. The Red Storm margin, increasing margin pressure on the Cray X1 systems, particularly in advance of the availability of the Cray X1E system, low margin contribution from the Cascade project and low initial margin contribution from the Cray XD1 system, which is marketed in the more competitive massively parallel processor market and has higher start-up manufacturing costs, have served to lower overall product margins in 2004 than in 2003 and will impact 2005 margins adversely.

     Cost of Service Revenue. We recorded cost of service revenue of $6.9 million and $23.3 million for the three and nine months ended September 30, 2004, compared to $9.6 million and $30.8 million for the corresponding 2003 periods. Our cost of service revenue represented 62% and 63% of service revenue for the three and nine months ended September 30, 2004, compared to 65% for both of the corresponding 2003 periods. Gross margins were favorably impacted in the third quarter by headcount reduction within the service organization. Cost of service for the first nine months of 2004 was favorably affected by high margin professional service contracts, service cost reductions implemented in the fourth quarter of 2003 and the third quarter of 2004 and the full write-off of legacy spare parts inventory on March 31, 2004.

     As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We expect maintenance costs for the next several quarters to be about 65% of revenue.

     Research and Development

     Research and development expenses for the three and nine months ended September 30, 2004, reflect our costs associated with the development of the Cray X1E, Cray XD1 and Cray XT3 systems and successor projects, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development in the table below reflects all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of the Cray X1 systems, enhancements and successors to the Cray X1 system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for the three and nine months ended September 30, 2004, were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Gross research and development	$17,864	$23,002	$49,143	$66,126
Governmental funding	(7,331)	(10,812)	(20,722)	(33,573)

Net research and development expense	$10,533	$12,190	$28,371	$32,553

     Net research and development expenditures represented 27% and 30% of revenue for the three and nine months ended September 30, 2004, and 16% and 17% for the three and nine months ended September 30, 2003. The higher 2004 percentages are due to the lower revenue recognized in those periods and to increases in research and development expenses for all of our products and projects (including an increase of approximately $2 million per quarter due to the OctigaBay acquisition at the beginning of the 2004 second quarter), other than for our Red Storm project.

     We expect that net research and development expenses will decline in the fourth quarter of 2004 and in 2005 with the recent restructuring changes and completion of several development projects.

     Marketing and Sales

     Marketing and sales expenses were $8.3 million and $24.1 million for the three and nine months ended September 30, 2004, compared to $6.7 million and $18.4 million for the respective 2003 periods. The increase in these expenses was primarily due to the write-off of prepaid services and, for the nine month period ended September 30, 2004, additional benchmarking, application and sales personnel. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect marketing and sales expenses in the fourth quarter of 2004 to be flat or slightly higher compared to the third quarter of 2004, with increased expenses related to the introduction of the Cray X1E, Cray XT3 and Cray XD1 products and increased sales commissions due to higher sales activities being offset in part by cost reductions relative to the July 2004 restructuring.

     General and Administrative

     General and administrative expenses were $4.4 million and $11.2 million for the three and nine months ended September 30, 2004, compared to $3.2 million and $7.7 million for the respective 2003 periods. The increase in general and administrative costs in 2004 was due primarily to consulting costs related to Sarbanes-Oxley Act of 2002 compliance and stand-by letter of credit fees. We expect general and administrative expenses in the fourth quarter to be approximately equal to the third quarter, and to decline in 2005 due to the third quarter 2004 restructuring and lesser expenditures on outside services for Sarbanes-Oxley compliance.

     Acquisition-Related Deferred Compensation

     Acquisition-related deferred compensation relates to deferred compensation resulting from retention agreements with key OctigaBay personnel and existing stock options held by OctigaBay employees which we assumed in the acquisition. The retention agreements expire in November 2005 and the assumed stock options vest over the next three to four years. Subject to currency fluctuations, we expect to incur a quarterly amortization expense of approximately $2.2 million per quarter through December 2005 and approximately $175,000 per quarter thereafter through April 2007.

     In-Process Research and Development Charge

     As part of the acquisition of OctigaBay, we incurred an expense associated with acquired IPR&D of $43.4 million in the second quarter of 2004.

     Restructuring Costs

     Restructuring costs were $7.1 million in the three and nine months ended September 30, 2004, compared to zero in the respective 2003 periods. The 2004 costs primarily represented severance expenses related to the termination of 129 employees in the third quarter of 2004.

     Other Income (Expense), net

     Other income was $91,000 for the three months ended September 30, 2004, compared to other income of $307,000 for the respective 2003 period, and consisted primarily of foreign currency gains in both periods. Other expense was $111,000 for the nine months ended September 30, 2004, compared to other income of $1.0 million for the respective 2003 period, and consisted primarily of foreign currency losses in 2004 and foreign currency gains in 2003, based on net payables/receivables situations with our foreign subsidiaries.

     Interest Income (Expense), net

     Interest income was $188,000 and $394,000 for the three and nine months ended September 30, 2004, compared to $167,000 and $482,000 for the respective 2003 periods. The lower amount for the year to date period in 2004 reflects our decreased average cash position in 2004 compared to 2003.

     Interest expense was $17,000 and $55,000 for the three and nine months ended September 30, 2004, compared to $7,000 and $213,000 for the respective 2003 periods. Overall, we have incurred less interest expense during 2004 because we paid off our term loan in full in April 2003 and have not borrowed under our line of credit since then.

     Taxes

     We recorded tax expense of $70.1 million and $58.4 million for the three and nine months ended September 30, 2004, compared to tax expense of $86,000 and $528,000 for the respective 2003 periods. The tax expense recorded in 2004 is primarily due to the establishment in the third quarter of 2004 of a valuation allowance of $69.8 million against deferred tax assets primarily consisting of accumulated net operating losses. Under the criteria set forth in SFAS No. 109, we concluded that, given our cumulative losses over the past three years, the valuation allowance was appropriate.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and accounts receivable totaled $75.1 million at September 30, 2004, compared to $122.8 million at December 31, 2003. Over that period, cash, cash equivalents, and short-term investments decreased from $74.3 million to $47.2 million. At September 30, 2004, we had working capital of $45.7 million compared to $115.8 million at December 31, 2003.

     Net cash used by operating activities for the nine months ended September 30, 2004, was $20.1 million compared to $11.8 million for the respective 2003 period. For the nine months ended September 30, 2004, net operating cash was used primarily by our net operating loss, increases in inventory and decreases in accrued payroll offset in part by increases in deferred revenue and decreases in accounts receivable.

     Net cash provided by investing activities was $15.8 million for the nine months ended September 30, 2004, compared to net cash used by investing activities of $30.0 million for the respective 2003 period. Net cash provided by investing activities for 2004 consisted primarily of net sales of $64.8 million of short-term investments offset by net purchases of short-term investments of $33.3 million and $9.5 million of purchases of computers and electronic test equipment, computer software and furniture and fixtures. We also used net cash of $6.3 million for the acquisition of OctigaBay, consisting of $15.9 million in cash used in connection with the acquisition, and $9.6 million in cash we acquired from OctigaBay’s existing business. In 2003, the net cash used in investing activities was primarily for purchases of short-term investments.

     Net cash provided by financing activities was $8.6 million for the nine months ended September 30, 2004, compared to $60.6 million for the respective 2003 period. The 2004 net cash provided by financing activities was primarily from warrant and stock option exercises. The 2003 net cash provided by financing activities was primarily from our public offering of common stock, in which we received net proceeds of $49.1 million, and option and warrant exercises, offset in part by retirement of a term loan.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp-up production of Cray X1E, Cray XD1 and Cray XT3 products, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2004 capital expenditure budget for property and equipment is estimated currently at $2.5 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table is a summary of our contractual cash obligations as of September 30, 2004 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Development agreements	$6,096	$4,871	$1,171	$54
Operating leases	20,946	6,241	5,791	8,914

Total contractual cash obligations	$27,042	$11,112	$6,962	$8,968

     At any particular time, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter-to-quarter and intra-quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and our line of credit. We have experienced lower than anticipated product sales and delays in the availability of new products in 2004, and we face a ramp-up in inventory purchases and start-up manufacturing and selling costs with the introduction of three new products in late 2004 and early 2005. Our third quarter 2004 restructuring will lower our overall operating cash expenditures after the severance and related obligations are satisfied. Meanwhile we are focused on expense controls and working capital efficiencies to maintain adequate levels of cash within each quarter.

          Our line of credit is currently in default but we have received waivers from our lender through December 1, 2004. We are currently negotiating a replacement of that line of credit, which, if completed as proposed, would be secured by our assets, contain covenants regarding EBITDA and minimum cash and cash equivalent levels, and contain restraints on capital expenditures. As of September 30, 2004, we had $8.5 million outstanding in letters of credit supported by the line of credit. While forecasts are inherently uncertain, we believe that in 2005 we will reestablish profitable operations and positive cash flow, and that the combination of current resources, the bank line of credit, cash expected to be generated in 2005 and tight expense controls will be sufficient to meet our financial obligations through 2005. Nevertheless, it may be advisable to enhance and strengthen our cash and working capital position by raising additional equity or debt.

          If we were unable to replace the line of credit and/or complete a financing and experience a material shortfall in our 2005 plan, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. The range of actions we could take includes further reducing headcount related expenses, reevaluating our global sales model, restricting or eliminating unfunded product development programs, licensing intellectual property, and seeking further financing from strategic partners and other financial sources. Beyond 2005, the adequacy of our resources largely will depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See “Factors That Could Affect Future Results” below.

Factors That Could Affect Future Results

     The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings in any short-term period very difficult. First, one or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter. This is due to the high average sales prices of our products and limited number of sales per quarter, the timing of purchase orders and product delivery, our general policy of not recognizing product revenue until customers accept our products and revenue recognition issues under U.S. accounting rules. A delay in an acceptance of a system at the end of a quarter or other factors affecting revenue recognition could move the associated revenue into a subsequent quarter and have a significant impact on revenue and earnings. These factors will continue to apply to sales of Cray X1E and Cray XT3 systems in 2005. We anticipate deferrals in recognition of revenue and associated costs for sales of products due to contractual provisions despite earlier installation and significant payment, with approximately $20 million of revenue to be deferred at the end of 2004 and about $40 million of revenue to be deferred at the end of 2005.

     Second, excluding revenue from our development projects, most of our product revenue in the first three quarters of 2004 was due to sales of one product, our Cray X1 system. Sales of the Cray X1 system in 2004 have been significantly less than anticipated. We are transitioning from the single Cray X1 product to three new products – the Cray XD1, Cray XT3 and Cray XIE systems. Our quarterly revenue and product margins will be affected by the success of each of these systems in the market place, and sales early in the product cycle will be at lower margins due to higher ramp-up costs.

     Third, a number of our prospective customers receive funding from the U.S. or foreign governments. The timing of orders from our government customers may be subject to the funding schedules for the relevant government agencies as well as delays that may be experienced in competitive procurements. The U.S. Congress has not yet passed appropriations bills for the Department of Energy or the National Science Foundation for the 2005 fiscal year, and continued delays in the appropriations process could defer purchases and revenue recognition for transactions with government agencies.

     The timing of orders and shipments also could be affected by additional events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations and international conflicts or economic crises.

     Our product revenue and margins in 2005 depend on the success of three new products. We are in the midst of transition from a single product to selling three products – the Cray XD1, the Cray XT3 and the Cray X1E systems. Whether we achieve planned 2005 product revenue and margins will depend on whether we have sufficient internal engineering, marketing and sales resources to complete development and to market and to sell each of these products successfully and whether our products are sufficiently differentiated to sell at appropriate margins against lower-priced competitive products. We must target each of these products at the appropriate markets so that there is minimal market confusion about our products, and be able to continue to sell these products regardless of customer anticipation of future products. If we are not successful in these efforts, we may not achieve our planned product revenue and margins.

     We face significant pressure on the pricing of our products, which may result in lower margins and earnings. In 2004, our product margins have been negatively impacted by negligible margins recognized on the Red Storm and Cascade development contracts, and from low margins on sales of the Cray X1 system, especially as the introduction of the Cray X1E system has drawn nearer. The Cascade development project will continue to impact overall product margins adversely in 2005. We also expect that margins for the Cray XD1 system and Cray XT3 system, both targeted for highly competitive massively parallel processor markets now largely served by cluster and low bandwidth systems, to be lower than our historic vector-based product margins. Whether we achieve our planned margins will depend on our ability to differentiate our products, especially the Cray XD1 and Cray XT3 systems, from lower-priced competitive products and our ability to achieve cost reduction targets. We have in the past and may again grant favorable pricing for large multi-system contracts, to move inventory and to win strategic accounts. Such strategies have affected our margins for Cray X1 systems and may affect margins for our Cray X1E systems and other products in 2005. We may not be able to sell sufficient additional systems and produce more revenue to offset lower gross margins, in which case our earnings would be reduced.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003, approximately $145 million of our product revenue was derived from such sales. For the first nine months of 2004, approximately $56 million of our product revenue was derived from such sales. Our sales of Cray X1 and Cray X1E systems have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2004 and 2005. To date, however, we have entered into a limited number of significant new contracts for sales of the Cray X1 and Cray X1E systems to U.S. government customers, especially in the defense segment, and we do not expect sales of the Cray X1E systems in 2005 to match the level of 2003 sales to such customers. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced, which could lead to reduced profitability or losses in future periods.

     Failure to manufacture and sell Cray XD1 systems in planned quantities would adversely affect revenue and earnings in 2005. To be successful, the Cray XD1 system must be manufactured and sold in quantities much higher than our other products. We are redesigning our supply and manufacturing processes to accommodate significant daily production and shipment of Cray XD1 systems. The redesign of our supply processes includes finding and qualifying new suppliers. We have experienced delays in receiving acceptable components from third parties, which delayed shipments of Cray XD1 systems in the fall of 2004. We are revamping our sales procedures to accommodate high volume sales through the retraining of our current sales personnel and adding sales channels – both distributors and agents – in various markets. We are changing our service processes to accommodate the expected increased number of Cray XD1 systems in the field. Lack of success in so adapting our processes and sales channels will adversely affect revenue and earnings from the Cray XD1 system in 2005.

     The decline in the vector processor market will affect sales of the Cray X1 and Cray X1E systems, adversely affecting our revenue and earnings. The market for vector-based systems has declined over the past several years, and is now served only by NEC Corporation and us. We do not expect to enter into new contracts for significant Cray X1 systems. We expect that sales of Cray X1E systems primarily will be to domestic and foreign government agencies, including upgrades to existing Cray X1 customers. The Cray X1E system will offer processor speed improvements and will improve price-performance characteristics. If we are unable to market and sell the Cray X1E system successfully, however, our revenue and earnings will be adversely affected.

     We were not successful in completing the Red Storm project on time and on budget, which could adversely affect our 2004 earnings. Our 2004 revenue goals are dependent on the successful completion of the Red Storm project with Sandia National Laboratories. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule, technically challenging performance requirements and a third quarter 2004 delivery date. We have experienced delays in receiving timely deliveries of acceptable components from third parties and development delays, which has caused us to miss contractual delivery dates. Shipments of the Red Storm system to Sandia commenced in September 2004, and we now expect that the final shipments of Red Storm hardware will be completed in late 2004 or early 2005. We will incur a small loss on this contract. The contract is incrementally funded and is subject to federal government appropriations. At this time, Congress has not passed the appropriations bill for the Department of Energy for fiscal year 2005 and thus the final funding for the Red Storm system may be at risk. Falling behind schedule and incurring cost overruns on the Red Storm project has adversely affected our cash flow and earnings. The Red Storm delays also prevented us from delivering Cray XT3 systems, the commercial version of the Red Storm system, in time to recognize significant revenue in 2004.

     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2005 and beyond. Our success in 2005 and in the following years depends on completing the Red Storm project; completing initial development of and successfully selling the Cray XT3 system, which involves adapting the Red Storm concept to a highly scalable high-bandwidth microprocessor-based Linux system for the governmental, industrial and academic markets; developing the Cray X1E system as a significant enhancement to the Cray X1 system; and completing the development of the Cray XD1 system and successfully selling it in the midrange market. In subsequent years we must develop further enhancements to the Cray XT3 and the Cray XD1systems, and develop our Rainier technologies, which will allow customers to take advantage of innovative scalar, vector and future processor technologies within a single scalable, high-bandwidth design. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, and our July 2004 restructuring has strained our engineering resources further. We may not be successful in shortening these development schedules for technical reasons and/or because of insufficient engineering resources. Delays in completing the design of the hardware components, developing operating system software or in integrating the full systems would make it difficult for us to develop and market these systems successfully. At the beginning of 2004, we had planned on generating sizeable revenue shipments of the Cray X1E and XT3 systems in 2004. However, due to such delays, we expect no Cray X1E system revenue until early 2005, and little revenue from the Cray XT3 systems in 2004.

     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, flex circuits and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

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

     From time to time we have experienced delays in obtaining manufactured components and completed assemblies on a timely basis and that met our specifications in sufficient quantities from our suppliers, which have resulted in delays in the development and production of our products. Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. We have incurred delays in the production of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems. The consequent delays in product shipments and acceptances adversely affected 2004 revenue and may affect adversely 2005 revenue and margins.

     In addition, we have used IBM as a key foundry supplier of our integrated circuits. IBM has informed us that it will no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time. We are in the process of negotiating an orderly termination of the relationship with IBM and completing contracts with Texas Instruments Incorporated to act as our foundry for certain key integrated circuits for new products planned for 2006 and later. Moving to a new foundry involves redesign of components and processes, which is costly and may cause additional delays in the development of these future products. If we were not able to complete the arrangements with IBM and Texas Instruments successfully, this would add costs and potential delays in production of our current products and delay certain new product development activities.

     We must lower our expense levels, yet achieve business goals in order to be profitable in 2005. In July 2004 we instituted a broad reduction-in-force in order to reduce the level of our engineering, sales and marketing and general and administrative expenses to approximately $68 million to $72 million annually, beginning in 2005. We are continuing efforts to reduce operating expenses further. At the same time we face unplanned expenses inherent in the transition to Texas Instruments as a foundry, pressure to introduce three new products in late 2004 and early 2005, plan enhancements of these products in 2005 and transition to the Rainier integrated product technologies in 2006; a ramp-up in marketing and selling of these new products; and increased consulting expenses due to Sarbanes-Oxley Act of 2002 compliance. We may not have sufficient management and other resources to maintain operating expenses at the desired levels and at the same time reach our other goals. Both having insufficient resources and failing to manage expense levels may impact our profitability in 2005.

     Failure to obtain credit facilities may restrict our operations. Our existing revolving line of credit, which expired at the end of April 2004, has been extended through December 1, 2004. As a result of our 2004 year-to-date financial performance, we are in default under certain covenants. We have received waiver letters from our lender with respect to these defaults. We are in the process of replacing this credit facility. The absence of a consistent record of revenue and earnings makes obtaining such facilities more difficult. A new facility will have higher interest rates, require security for our obligations and contain other restrictions. Failure to obtain such a credit facility will limit our planned operations and our ability to acquire needed infrastructure and other capital items, will reduce or eliminate our cash reserves and increase our need to obtain capital from other sources, particularly if our cash reserves were to decline further substantially. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     We may raise additional capital, which could restrict our operations and be dilutive to our shareholders. We have experienced lower than anticipated product sales, particularly Cray X1 systems to governmental purchasers and delays in availability of our new products for delivery to customers in 2004. With our three new products being introduced in late 2004 and early 2005, we will need to ramp-up inventory purchases and we face high initial manufacturing and selling costs. At any particular time, our cash position is affected by the timing of payment for product sales, receipt of prepaid maintenance revenue, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter-to-quarter and intra-quarter fluctuations in our cash balances. Even assuming we obtain a revolving line of credit, it may be advisable to enhance and strengthen our cash and working capital position through a raise of additional equity or debt capital. A financing may not be available to us when needed or, if available, may not be available on satisfactory terms, may contain restrictions on our operations, would reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     If we lose government support for supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems, including the Cray X1 system and our Cray X1E and successor systems, and our Cascade and Red Storm development projects. U.S. government agencies may delay or decrease funding of these development efforts due to change of priorities, international political developments or for any other reason. Any such decrease or delay would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.

     We may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including unusual income of $38.2 million consisting of an income tax benefit of $42.2 million due to a reduction of a valuation allowance against deferred tax assets, offset in part by restructuring costs of $4.0 million). For the nine months ended September 30, 2004, we had a net loss of $169.3 million (including $92.4 million of unusual charges recognized in the third quarter, consisting of $69.8 million related to recognition of a valuation allowance against deferred tax assets, an $8.0 million write-down of excess inventory, $7.1 million of expense related to the July 2004 restructuring, a $5.3 million cost adjustment recognized on the Red Storm fixed-price contract, $1.3 million related to prepaid services and the remainder related to supplier arrangement losses), and we expect a net loss in the fourth quarter of 2004. While we expect 2005 to be profitable, whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

•	successfully selling the Cray X1E, Cray XT3 and Cray XD1 systems and other products, and the timing and funding of government purchases, especially in the United States;

•	maintaining our other development projects on schedule and within budgetary limitations;

•	the level of revenue in any given period, including the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	the level of product margin contribution in any given period;

•	our expense levels, particularly for research and development and manufacturing and service costs; and

•	the terms and conditions of sale or lease for our products.

     Because of the numerous factors affecting our results of operations, there can be no assurance that we will have consistent net income on a quarterly or annual basis in the future.

     We may not complete the Sarbanes-Oxley Section 404 review of internal controls and procedures successfully. We are in the process of documenting and testing our internal controls over financial reporting in order to meet our required compliance by December 31, 2004, with Section 404 of the Sarbanes-Oxley Act of 2002. While we are nearing completion of the documentation process, we are just beginning our testing and evaluation procedures. We may need additional resources in order to complete this work successfully. We have had recent turnover in key finance positions and are in the process of searching for a chief financial officer and we need to add a SEC reporting manager and other finance personnel. We may not have these processes completed sufficiently soon in order to permit our independent auditors to complete internal control audit procedures, any necessary remediation by ourselves and subsequent testing of the effectiveness of the remediated controls by our auditors. In such event, we may receive an adverse opinion from our auditors or a disclaimer of opinion regarding whether we have any significant deficiencies or material weaknesses in our internal controls over financial reporting. Our independent auditors have delivered a letter to our Audit Committee emphasizing to us their concern about the status of our Section 404 process, stating that they believe we may not be able to complete our assessment on a timely basis and therefore they may not be able to complete their work in order to report on internal controls at year-end. The existence of significant deficiencies or material weaknesses may increase the risk of accounting errors, which could have an adverse impact on our operations and financial results. The significance of an adverse or disclaimed Section 404 opinion from our auditors on our market valuation or our ability to raise capital is not certain.

     If we are unable to port application programs to our new products successfully, we would have difficulty in selling these systems to a number of customers. To sell our products in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to these systems and tuned so that they will achieve high performance. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and customers to undertake this activity. We must also modify and rewrite third-party and customer specific application programs. We have had limited success in porting such applications to the Cray X1 system with sufficient performance to make sales of this product compelling in many industrial markets. There can be no assurance that we will be able to induce third-party vendors and customers to rewrite successfully third-party and customer specific applications for use on our new products. In addition, our Cray XD1 and Cray XT3 systems use a modified version of standard Linux kernels which may result in fewer ISV certified applications available on our systems. This may limit our ability to address some part of our target markets resulting in reduced sales.

     Failure to pass acceptance tests could adversely affect revenue, margin and earnings. We face difficult acceptance tests for our Red Storm project and for several large Cray X1 and Cray X1E system installations. If we were not able to pass these acceptance tests, we would not be able to recognize revenue and/or receive payment and, depending on the circumstances, could have to offer additional hardware and incur substantial penalties. In such event our revenue, margin, earnings and financial conditions would be adversely affected.

     The failure to integrate Cray Canada Inc. could adversely affect our business. With the acquisition of OctigaBay Systems Corporation (now named Cray Canada Inc.) at the beginning of the 2004 second quarter, we added an additional product line, 66 employees and a fourth major office location, our first major office outside of the United States. We need to increase our sales force and develop new sales channels to handle the Cray XD1 product, develop a different approach for manufacturing and servicing of the Cray XD1 product, integrate our financial and information systems and over time integrate our development programs. These changes may place a significant strain on our management resources. The failure to retain the current Cray Canada engineers and employees would adversely affect the development schedule and delay introduction of the Cray XD1 system and enhancements to that system. Difficulties in integrating our operations would divert our management’s time and resources. Failure to complete this integration successfully could cause us to increase expenditures and adversely affect our revenue and results of operations.

     Our stock price is volatile. The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts’ estimates, our capital raising activities, announcements of technological innovations by us or our competitors and general conditions in our industry.

     Requests for proposals based on theoretical peak performance reduce our ability to market our systems. Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Some of our competitors offer systems with higher theoretical peak performance at lower prices, although their actual sustained performance on real applications frequently is a small fraction of their theoretical peak performance. Nevertheless, a number of requests for proposals, primarily from governmental agencies in the United States and elsewhere, continue to have criteria based wholly or significantly on theoretical peak performance. Under such criteria, the price/peak performance ratio of our products compares unfavorably to the price/peak performance ratio of our competitors’ products. Unless these criteria are changed to favor actual performance, we will continue to be disadvantaged in these instances by being unable to submit competitive bids, which limits our revenue potential.

     Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from a run-rate of approximately $95.0 million in 2000 to approximately $57.0 million in 2003; we estimate that 2004 and 2005 maintenance revenue will approximate $47.0 million and $43.0 million, respectively. This revenue may decline further, as our older systems are withdrawn from service, until a sufficient number of our new computer systems are placed in service to balance or exceed the withdrawal of our older systems. In addition we expect that our newer products will require less hardware maintenance than our historic vector systems, which will affect adversely the rate of service revenue growth.

     If we cannot attract, retain and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. We are in the process of searching for a chief financial officer and we need to add a SEC reporting manager and other finance personnel. As part of our restructuring in the third quarter of 2004, we have had significant change in senior management. Recruitment for highly skilled management, technical, marketing and sales personnel is very competitive, and we may not be successful in attracting and retaining such personnel.

     The change by NEC Corporation of our distribution rights for Japanese vector systems may increase competition. We market vector supercomputers developed and built in Japan by NEC Corporation in North America rebranded under the Cray name. In 2002 we became the exclusive distributor of NEC vector supercomputer systems in North America and a non-exclusive distributor outside North America. Effective August 1, 2003, our North American distribution rights became non-exclusive. Supercomputer customers in the United States have been reluctant to purchase supercomputers from non-U.S. sources, and domestic demand for NEC systems has been far less than we anticipated. NEC may decide to compete directly with us in North America, which could adversely affect our revenue. Outside of North America, NEC has competed aggressively based on price and promised deliveries of its new vector system, the SX-8.

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

     We may not compete successfully against innovative competitors or new entrants. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success will depend upon our ability to sell our current products, and to develop successor systems. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. New companies have capitalized on developments in parallel processing and increased computer performance through networking and cluster systems. While these products are limited in applicability and scalability and can be difficult to program, they have achieved growing market acceptance. A breakthrough in architecture or software technology could make cluster systems more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue.

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

     We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our high performance computer systems contain components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required either to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XD1 and Cray XT3 systems utilize a version of operating systems that incorporate Linux technology. The SCO Group, Inc. has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes The SCO Group’s rights. It is possible that The SCO Group could assert a claim of infringement against us with respect to our use of Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about The SCO Group’s lawsuit and open source generally, we may be forced to protect our customers from potential claims of infringement by the SCO Group or other parties. In any such event, our financial condition and results of operations may be adversely affected.

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2004, we had outstanding:

•	87,390,717 shares of common stock, including shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation;

•	warrants to purchase 5,792,186 shares of common stock; and

•	stock options to purchase an aggregate of 14,997,761 shares of common stock, of which 8,639,019 options were then exercisable.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares purchased under the warrants and exercisable options are available for sale in the public market, subject in some cases to volume and other limitations. Of the warrants outstanding at September 30, 2004, warrants to purchase 352,336 shares of common stock, with an exercise price of $4.42 per share, expired on November 8, 2004. The remaining warrants consist of warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between November 8, 2005, and September 3, 2006, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of the warrants and options, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants and options may prove to be a hindrance to our future equity financings. Further, the holders of the warrants and options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 2004, our short-term investment balance was $3.0 million.

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

     We are in the process of documenting and testing our internal controls over financial reporting in order to meet our required compliance by December 31, 2004, with Section 404 of the Sarbanes-Oxley Act of 2002. We may not have all the processes completed sufficiently soon in order to permit us to complete our assessment or our independent auditors to complete internal control audit procedures. See “Factors That Could Affect Future Results — We may not complete the Sarbanes-Oxley Section 404 review of internal controls and procedures successfully.”

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarter ended September 30, 2004, we issued an aggregate of 922,174 shares of our common stock upon exchange of the exchangeable shares.

     The issuances of the shares described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder and Regulation S under the Securities Act because of the nature of the investors and the manner in which the offering was conducted.

Item 6. Exhibits

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Rottsolk, Chief Executive Officer and President

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Poteracki, Senior Vice President and Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and President and the Senior Vice President and Chief Financial and Accounting Officer

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

November 9, 2004	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk
Chief Executive Officer and President

/s/ SCOTT J. POTERACKI

Scott J. Poteracki
Senior Vice President and Chief Financial and Accounting Officer