Form 10-K
period 2004-12-31
CRAY INC
filed 2005-04-01
CIK 949158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.01 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☑     No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2004, was approximately $553,000,000, based upon the closing price of $6.62 reported for such date on the Nasdaq National Market System.
      As of March 1, 2005, there were 87,638,651 shares of Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 11, 2005, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2004
INDEX

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item E.O.	Executive Officers of the Company	30
PART II
Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters	32
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	47
PART III
Item 10.	Directors and Executive Officers of the Company	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accountant Fees and Services	48
PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

      Cray, Cray-1, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray Y-MP, Cray C90, Cray J90, Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray MTA, Cray MTA-2, Cray MTX, Cray X1, Cray X1E, Cray XT3 and Cray XD1 are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.
      The risks, uncertainties and assumptions referred to above include fluctuating quarterly results; the possibility of quarterly and annual net losses; uneven and possibly negative cash flow from operations; the timing of product orders, deliveries and customer acceptances; the timely development, production and acceptance of products and services and their features, including stable system software for our Cray XT3 systems; the timing and level of governmental support for supercomputers; the market impact of a conclusion that our internal control over financial reporting is ineffective; a volatile market price for our common stock; our dependency on third-party suppliers to build and deliver necessary components; the challenge of managing asset levels, including inventory; the difficulty of keeping expense growth at modest levels while increasing revenue; our ability to retain and motivate key employees; and other risks that are described from time to time in our reports filed with the Securities and Exchange Commission (“SEC” or “Commission”), including but not limited to the items discussed in “Factors That Could Affect Future Results” set forth in Item 1 below in this report, and in subsequently filed reports. We assume no obligation to update these forward-looking statements.
      In this report, we rely on and refer to information and statistics regarding the markets for various products. We obtained this information from third-party sources, discussions with our customers and our own internal estimates. We believe that these third-party sources are reliable, but we have not independently verified them and there can be no assurance that they are accurate.
PART I

Item 1.	Business
General
      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia.
      We are dedicated solely to the high performance computing market. We have concentrated our product roadmap on building purpose-built, balanced systems combining highly capable processors (whether developed by ourselves or others) with rapid interconnect and communications capabilities throughout the entire computing system, not solely processor-to-processor. We believe we are in the best position to meet the high performance computer market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.
      Our 2004 product revenue primarily came from sales of our Cray X1 system and government funding for our Red Storm and Cascade development projects. In the second half of 2004, we were in transition from offering one product, the Cray X1 system, to the three products that we currently offer: the Cray X1E, XT3 and XD1 systems. We also derive revenue from providing maintenance and support services to the worldwide installed base of Cray computers and professional services that leverage our technical knowledge. See “Product Offerings, Projects and Services” below.

      Our revenue, net income or loss and cash balances are likely to fluctuate significantly from quarter to quarter and within a quarter due to the high average sales prices and limited number of sales of our larger products, the timing of purchase orders and product deliveries, our general policy of not recognizing product revenue for our larger systems until customer acceptance and other contractual provisions have been fulfilled, and the uncertain timing of payments for product sales, maintenance services, government research and development funding, and inventory.
      We were incorporated under the laws of the State of Washington in December 1987. Our corporate headquarter offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, our telephone number is (206) 701-2000 and our web site address is: www.cray.com. The contents of our web site are not incorporated by reference into this Annual Report on Form 10-K or our other SEC reports and filings.
Our History
      In many ways our current history began on April 1, 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from Silicon Graphics, Inc. (“SGI”), and renamed ourselves Cray Inc.

Tera Computer
      Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. We completed an initial public offering in 1995. In 2000 we were still in the development stage with limited revenue and approximately 125 employees, almost all of whom were located in our Seattle office.

Cray Research
      Cray Research was founded in 1972 by Seymour Cray and introduced its first product, the Cray-1, in 1976. Cray Research pioneered the use of vector systems in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. Cray Research introduced a series of vector-based systems, including the Cray Y-MP, C90, J90, T90 and SV1 systems. Cray Research also developed leading high-bandwidth massively parallel systems, notably the Cray T3E system, using Alpha microprocessors from Digital Equipment and later Compaq Computer. In 1996 SGI acquired Cray Research and cancelled the development of the successors to the only two U.S. produced capability-class supercomputers at the time, the Cray T90 and T3E systems. In 1997, at the instigation of Cray Research, the U.S. government imposed extensive anti-dumping duties on Japanese vector supercomputers, effectively preventing them from entering the U.S. market. These developments combined to eliminate the availability of high-bandwidth computer systems in the United States high performance computing market, greatly diminishing the U.S. market’s access to these systems. In 1998 SGI and the Department of Defense entered into a cost-sharing contract for the development of the Cray X1 system (then code-named the Cray SV2). In 1999, having moved a substantial number of established Cray Research customers to its Origin product line, SGI announced that it would consider offers to purchase the Cray Research division.

Cray Research Acquisition
      On April 1, 2000, we acquired the operating assets of the Cray Research business unit from SGI and changed our corporate name to Cray Inc. In that transaction, we acquired the Cray T90, SV1, T3E and other product lines, the Cray X1 development project and related cost-sharing contract, a worldwide service organization supporting Cray supercomputers installed at customer sites, integration and final assembly operations, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property. We paid SGI $50.3 million in cash and issued SGI 1,000,000 shares of our common stock.

      As part of the acquisition, we assumed responsibility for the cost of servicing the Cray T90 vector computers. We agreed with SGI that we would not utilize specified technology to develop specific successor products to the Cray T3E product line, and we agreed to limit our use of SGI’s IRIX operating system to the Cray X1 product family.

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
      In May 2001 the U.S. anti-dumping order against Japanese vector supercomputers was lifted, NEC Corporation invested $25 million in us and we became a distributor of the NEC SX series of supercomputers, with exclusive rights in North America and non-exclusive rights outside of North America. In 2003 NEC sold its investment in us, cancelled our exclusive rights and we became a non-exclusive distributor world-wide.
      In 2001 and 2002 we focused our development efforts on the Cray X1 system; initial deliveries of the Cray X1 system began in late 2002. The Cray X1 system, designed for the high end of the supercomputer market, was the only new product we were selling in 2003 and the first three quarters of 2004. In 2004 we developed the Cray X1E system that significantly increased the system’s processor speed and capability; the first Cray X1E system customer shipment occurred at the end of 2004.
      In mid-2002 we began our Red Storm development project with Sandia National Laboratories to design and deliver a new high-bandwidth, massively parallel processing supercomputer system. The Red Storm hardware system was shipped in installments to Sandia, with the final hardware shipment in the first quarter of 2005, subject to subsequent installation of certain component upgrades when they become available. We are currently developing and installing system software designed to run applications programs successfully across the entire 10,000-processor system. The Red Storm project provides the basis for a commercial product, our Cray XT3 system, targeting the need for highly scalable, high-bandwidth, microprocessor-based supercomputers using a Linux-based operating system. The Cray XT3 system initial customer shipment occurred in the fourth quarter of 2004, and full production ramp is planned for 2005.
      In mid-2002 we also began work under a contract awarded by the Defense Advanced Research Projects Agency (“DARPA”) to develop a system capable of sustained performance in excess of one petaflops (1,000 trillion floating point operations per second), which we call our Cascade program. We are currently involved in phase 2 (the research phase) of this project, which ends in mid-2006.
      On April 1, 2004, we acquired OctigaBay Systems Corporation, a privately-held company located in Burnaby, B.C. OctigaBay was developing a balanced, high-bandwidth system, designed to be highly reliable and easy-to-use, targeted for the midrange market. We renamed OctigaBay Systems Corporation as Cray Canada Inc. and renamed the OctigaBay product as the Cray XD1 system. Initial commercial shipments of the Cray XD1 system began late in the third quarter of 2004, and full production ramp is planned for 2005.
      Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company, and discussions that relate to periods after April 1, 2000, refer to our combined operations as Cray Inc.
The High Performance Computing Industry
      Since the pioneering Cray-1 system arrived in 1976, supercomputers — defined simply as the most powerful class of computers at any time — have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers, which usually sell for several millions of dollars each, years before becoming tractable with less capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation. For engineering applications, high performance computers boost productivity and decrease risk and the time to market for companies and products in a broad range of industries. The U.S. government has recognized that the continued development of high performance computer systems is of critical importance to national defense and the economic, scientific and strategic competitiveness of the United States.

Increasing Demand for Supercomputer Power
      Applications promising future competitive and scientific advantage demand 10 to 1,000 times more supercomputer power than anything available today, including current low-bandwidth systems and existing enterprise-class and mainframe servers. We believe there are three principal factors driving the growth in the high performance computing market: the continuing demand for advanced design and simulation capability, continuing concerns about national security issues and the recognized need to advance scientific research for domestic competitiveness of many major countries around the world.
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
      Governments have a wide range of unmet security needs, heightened by an emphasis on anti-terrorism. These needs primarily relate to burgeoning cryptanalysis requirements arising from a more diverse and growing number of sources and requirements for rapid and accurate analysis and integration of information from many disparate sources. In addition, governments need better simulation and modeling of a wide range of weapons and battlefield scenarios and the computational ability to address various classified applications.
      In 2002 the Japanese government announced the completion of the Japanese Earth Simulator project. This high-bandwidth, vector-based system remains acknowledged as one of the world’s most powerful installed computer system with a peak speed of approximately 40 teraflops (40 trillion floating point operations per second) and high sustained operating performance on real applications. The Japanese Earth Simulator validated our proposition that high-bandwidth and sustained performance are critical, and has provided Japan with the opportunity to lead in scientific research in fields such as weather and climate, geophysics, nanotechnology and metallurgy. The Japanese government recently declared that increased supercomputing technology was a high priority for the rest of this decade, and we believe that its stated intent to upgrade the Japanese Earth Simulator should reinforce the U.S. government’s desire to recapture and maintain supercomputing leadership.

The Advantages of Bandwidth
      When we speak of “bandwidth,” we mean the ability of processors to communicate with other processors, with the system’s internal memory subsystem and with input/output (“I/ O”) connections.
      Today’s supercomputer market is replete with low-bandwidth systems and off-the-shelf commodity-based cluster systems that loosely link together multiple commodity servers or personal computers by means of commercially available interconnect products for several reasons. In recent years, the speed and capabilities of off-the-shelf interconnect systems and processors have continued to improve and independent software vendors have adapted their application codes to exploit the capabilities and partially mask the weaknesses of these systems. These systems offer significant performance and price/performance on small problems and larger problems lacking communications complexity. Secondly, the U.S. scientific, engineering and government users have had to turn to these systems for their more difficult problems primarily because they had no alternative. The imposition by the U.S. government in 1997 of anti-dumping duties on Japanese vector supercomputer vendors and the SGI cancellation of the development of successors to the Cray T90 and Cray T3E systems combined to eliminate the availability of high-bandwidth supercomputers to U.S. users. With no competitor planning to offer next-generation high-bandwidth systems in the United States, customer interest in these systems diminished substantially.

      We are dedicated solely to the high performance computer market. We differentiate ourselves from our competitors primarily by emphasizing the communication capabilities of our systems. We have concentrated our product roadmap on building purpose-built systems combining highly capable processors (whether developed by ourselves or others) with rapid interconnect and communication capabilities throughout the entire computing system. Our supercomputer systems are “balanced” in that our systems are fast not only processor-to-processor but also with memory subsystems and I/ O systems. Competitive systems may use processors with higher rated or theoretical speeds than some of ours — although at 18 gigaflops our Cray X1E processor is currently the world’s fastest — but even in those cases our systems typically outperform competing products by using their high-bandwidth communications to deliver more data to the Cray processors and keep them busier.
      As we design our supercomputer systems for the needs of the high performance computing market, we say they are “purpose-built” for this market. Vendors of low-bandwidth systems, such as IBM, design and build their processors and systems to meet the requirements of their larger commercial computer markets — for servers and personal computers — and then attempt to leverage these commercial server-based products into the supercomputer market.
      Low-bandwidth and cluster systems may offer higher theoretical peak performance than do our systems. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate (obtained simply by multiplying the number of processors by the designed rated speed of each processor). Sustained performance, always lower than peak, is the actual speed at which a supercomputer system runs an application program. Due to their low internal bandwidth and distributed memory, however, the sustained performance of low-bandwidth and cluster systems on complex applications frequently is a small fraction, often less than 10%, of their theoretical peak performance, and as these systems become larger, their efficiency declines even further. Our systems, designed for balanced total system communications capability, provide high actual sustained performance on difficult computational problems, even though in some cases they may have a lower theoretical peak performance than competitors’ systems. While sustained performance may vary widely on different applications, our systems generally operate on a sustained basis from 1.5 to 10 times that of competitors’ systems. We expect our systems to provide price/performance advantages over low-bandwidth and cluster systems when performance on real applications is taken into account.
      The advent of the Cray X1 system in late 2002 provided the first new high-bandwidth alternative for the U.S. high-end high performance computer customers since the mid-1990’s. Our introduction in late 2004 of the Cray XT3 and XD1 systems extended the availability of high-bandwidth systems to all segments of the high performance computing market.

The High Performance Computing Market
      Industry analyst firm, International Data Corporation (“IDC”), provides information regarding the high performance computing systems market, including historical data and projections. IDC estimates that the revenue for the entire high performance computing market totaled approximately $5.6 billion in 2003, and that the market added another $1.4 billion in 2004 for a total of $7.0 billion. IDC segments the high performance computing systems market based on prices and, at the higher end, intended use. IDC descriptions and estimates of revenue in recent years for each of these segments follow:

•	Capability. Systems configured and purchased to solve the largest, most demanding problems, and generally priced at $1 million or more. The size of the capability segment has ranged in recent years from about $800 million to $1.2 billion.

•	Enterprise. Systems purchased to support technical applications in throughput environments and sold for $1.0 million or more, with 2003 estimated revenue of $900 million.

•	Divisional. Systems purchased to support technical applications in throughput environments and sold for $250,000 to $999,999, with 2003 estimated revenue of $1.1 billion.

•	Departmental. Systems purchased to support technical applications in throughput environments and sold for less than $250,000, with 2003 estimated revenue of $2.5 billion.

      Traditionally, we have focused on the capability segment of the high performance computing market where the features we are known for — high speed processors coupled with very fast communications — are widely recognized as necessary to solve the world’s most difficult computing problems. With the Cray XT3 system, our addressable market expanded into the enterprise segment. The Cray XD1 system further extends our reach into the divisional segment and parts of the departmental segment. We expect these two products will effectively quadruple our addressable market in 2005.
Our Target Market and Customers
      Our target markets for 2005 and beyond principally include the government/classified, scientific research, weather/environmental, and automotive and aerospace markets as well as exploratory opportunities into other markets such as life sciences and petroleum. In certain of our targeted markets, such as the government/classified and scientific research markets, customers have their own application programs and are accustomed to using new, less proven systems. Other target customers, such as automotive and aerospace firms and some governmental agencies, require third-party application programs in production environments. We devote significant resources to porting widely used third-party application programs to all of our systems to expand their respective markets.

Government/ Classified
      Government agencies have represented a significant segment for Cray Research and ourselves for many years. Certain governmental departments continue to provide funding support for our research and development efforts to meet their objectives. We expect long-term spending on national security and defense to increase. Current and target customers, primarily for our Cray X1E and XT3 systems, include Department of Defense classified customers and the Department of Energy, which funds the Sandia National Laboratories, Los Alamos National Laboratory and Lawrence Livermore National Laboratory, and certain foreign counterparts.

Scientific Research
      The scientific research segment includes both unclassified governmental and academic research laboratories and centers. The success of the Japanese Earth Simulator has been important in spurring increased interest in balanced high-bandwidth supercomputers in basic research in areas such as climate and physics. The Department of Defense, through its Defense High Performance Computing Modernization Program, funds a number of research organizations. Network Computing Services, Inc., the system integrator for the Army High Performance Computing Research Center in Minneapolis, and the Arctic Region Supercomputing Center in Fairbanks, for example, were early purchasers of our Cray X1 system, and the Army Center is acquiring an additional Cray X1E system. The Office of Science in the Department of Energy, which funds the Oak Ridge National Laboratory, Argonne National Laboratory and National Energy Research Scientific Computing Center, is a key target customer as is the National Aeronautics and Space Administration. Oak Ridge National Laboratory is a significant customer for Cray X1, X1E and XT3 systems and related services. The National Science Foundation, which funds the Pittsburgh Supercomputing Center, has acquired a Cray XT3 system with 10 teraflops peak performance. The Maui High Performance Computing Center, a U.S. Air Force Research Laboratory’s Directed Energy Directorate facility funded by the Defense High Performance Computing Modernization Program, has selected a Cray XD1 system with a peak performance of about 1.4 teraflops to increase the Center’s capabilities in space surveillance and image processing. Cray XD1 systems have been acquired by governmental and academic research laboratories and centers in Italy, Germany, India, United Kingdom and the United States.

Weather/ Environmental
      While short-term weather forecasting has largely moved to low-bandwidth and cluster systems, more challenging climate modeling applications require increasing speed and larger volumes of data and thus are targets for our high-bandwidth systems. Cray supercomputers are used in weather centers worldwide, from the United Kingdom to Korea. We have announced deliveries of Cray X1 systems with later upgrades to

Cray X1E systems to Warsaw University’s Interdisciplinary Center for Mathematical and Computational Modeling, the Spanish National Institute of Meteorology and the Korea Meteorological Administration. Using a Cray X1 system, the Army High Performance Computing Research Center ran a 5-kilometer resolution weather model for the entire continental United States and is currently validating the results of a 2.5-kilometer model. These models require eight and 64 times more computing power, respectively, than the 10-kilometer model that is the highest resolution typically used today. Scientists at the U.S. National Center for Atmospheric Research recently stated, based on their experience using Japan’s Earth Simulator and the Cray X1 system at Oak Ridge National Laboratory, that today’s vector systems deliver substantially greater performance on climate applications than other types of high performance computers.

Automotive and Aerospace
      These industries use supercomputers to design lighter, safer and more durable vehicles as well as to study wind noise and airflow around the vehicle. Several of the major automobile companies and aerospace companies are Cray customers. We have installed a Cray X1 system at The Boeing Company, which uses the system primarily to run structural analysis and computational fluid dynamics codes. The Cray XD1 system has demonstrated early impressive results on certain crash and computational fluid dynamics codes widely used in the automotive industry.
Product Offerings, Projects and Services
      Our high performance computer products provide high-bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, our intent is to offer the most comprehensive range of high-bandwidth products and related services to the high performance computing market. Our decisions to develop and market both the Cray XT3 system and the Cray XD1 system further this strategy. Our goal is to bring major enhancements and/or new products to market every 12 to 24 months. With the availability of the Cray X1E, XT3 and XD1 systems, we now offer the most comprehensive and capable lineup of systems for the high performance computing market.
Current Products

Cray X1E System
      In late 2002 we completed hardware development of the new Cray X1 system, which incorporates in its design both vector-processing capabilities from the long line of Cray Research vector systems and massively parallel capabilities analogous to those of our prior generation Cray T3E system. Designed to provide efficient scalability and high-bandwidth to run complex applications at high sustained speeds, the Cray X1 system is an “extreme performance” supercomputer aimed at the high end of the vector processing and massively parallel systems markets. We commenced delivering production systems late in the fourth quarter of 2002. In 2003 we enhanced the Cray X1 system hardware and software, ported application programs to provide the features and stability required in a production environment by governmental and industrial users, and delivered ever-larger integrated systems. The Cray X1E system, first shipped in December 2004, nearly triples the peak performance of the Cray X1 system and features the world’s most powerful processor, at 18 gigaflops, and the highest compute density. Our selling focus for the Cray X1E system covers a range of peak performance from 500 gigaflops to over 50 teraflops. Many of our Cray X1 customers are upgrading to Cray X1E systems.

Cray XT3 System
      The Cray XT3 system uses Advanced Micro Devices Inc. (“AMD”) HyperTransporttm and Opterontm processors connected via our low-latency, high-bandwidth interconnect network. It incorporates a massively parallel optimized Linux-based operating system and a standards-based programming environment designed to deliver unmatched sustained application performance in configurations from 200 to 30,000 processors. The Cray XT3 system features a tightly integrated management and operating system to provide high reliability and to run full-system applications to completion. The Cray XT3 system is based on the Red Storm architecture co-developed by Sandia National Laboratories and us. We began shipments of early versions of the Cray XT3 system in the fourth quarter of 2004 and full production ramp is planned for 2005. Our selling focus for the Cray XT3 systems covers a range of peak performance from one to over 50 teraflops. List selling prices for a one cabinet system start at under $2 million.

Cray XD1 System
      The Cray XD1 system, like the Cray XT3 system, is a purpose-built, balanced high-bandwidth system that employs standard microprocessors but is designed for the mid-range market. It provides superior sustained application performance employing the direct connected processor architecture to link processors directly to each other and memory, eliminating interconnect bottlenecks and providing greater bandwidth and lower latency than typical cluster systems currently available. The Cray XD1 system leverages high volume technologies such as the AMD HyperTransport and Opteron technology and a Linux-based operating system in connection with our automated management infrastructure and provides the opportunity to accelerate application performance through the use of field programmable gate arrays. Our selling focus for the Cray XD1 system ranges from 58 gigaflops to over 2.5 teraflops with processor counts from 12 to more than 512. List prices for one unit (chassis) systems start at under $100,000, with multiple units providing enhanced application scaling performance.

NEC SX Vector Supercomputers
      Pursuant to our distribution agreement with NEC, we currently market on a non-exclusive basis the NEC SX series of vector supercomputers to industrial, academic and governmental customers requiring intense computing power, very large high performance memory and high I/ O rates on a vector platform. These classic vector systems offer high reliability in a balanced, commercial quality system. We have sold several SX systems to Canadian customers.
Current Projects

Red Storm
      In mid-2002 we contracted with Sandia National Laboratories to design and deliver a new massively parallel 40-teraop processing system, called Red Storm, that will use 10,000 Opteron processors from AMD connected via our low-latency, high-bandwidth, three-dimensional interconnect network based on HyperTransport technology. The Red Storm project involves critical network and Linux-based operating system development. We completed delivery and installation of the Red Storm hardware at Sandia in the first quarter of 2005, subject to installation of certain component upgrades when they become available. We are developing and installing system software designed to run applications programs across the entire system.

Cascade Project
      In mid-2002 DARPA selected Cray and four other companies for phase 1 of an advanced research program leading to the development of a commercially available high productivity system capable of running real-world applications with sustained performance in excess of one petaflops by 2010. In addition to having high sustained performance, the resulting system is to be designed to be much easier to program, more broadly applicable and more robust than current designs. In mid-2003 we signed a phase 2 research agreement with DARPA that will provide us and our research partners, Stanford University, California Institute of Technology/ Jet Propulsion Laboratories and the University of Notre Dame, with just under $50 million over three years to investigate advanced design concepts for the petaflops system. IBM and Sun Microsystems received similar awards. In mid-2006 DARPA plans to select up to two vendors for the final full-scale development phase with initial prototype deliveries scheduled for 2010.

Other Research and Development Activities
      We are involved in several substantial research projects to develop vector-based, multithreaded and scalar-based offerings that will continue to advance performance and scalability. These activities include a successor to the Cray X1/ X1E line, code-named the Black Widow project; continued development of our multithreaded system; and development of an integrated technology platform providing a single user interface and environment and improved performance by matching the appropriate processors to the needs of the user’s applications, code-named the Rainier project. These projects are expensive undertakings in terms of dollars, people and time. We seek government funding, such as funding provided for the Red Storm and Cascade projects and the Cray X1/ X1E systems, to help defray the costs of this advanced research.
Services
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
      Our professional services organization supports our emphasis on providing solutions rather than just computer systems to our customers. This organization provides consulting, integration of Cray products, custom hardware and software engineering, advanced computer training, site engineering, data center operation and computing-on-demand services. These services leverage our reputation and skills for services and industry technical leadership.
Technology
      Our leadership in the high performance computer industry depends on successful development and introduction of new products and enhancements to existing products. Our research and development activities are focused on system architecture, hardware and software necessary to implement our product roadmap.

Architecture
      We are the only company in the world to provide systems that use or combine all three of the basic high performance computer architectures — vector processing, massively parallel processing and multithreading.
      Cray Research pioneered the use of vector systems, from the Cray-1 to the Cray T90 systems. These systems traditionally have used a moderate number (one to 32) of very fast custom processors in connection with a shared memory. Vector processing has proven to be highly effective for many scientific and engineering application programs that have been written to maximize the number of long vectors.
      Massively parallel processing architectures typically link tens, hundreds or thousands of standard or commodity processors to work either on multiple tasks at the same time or together in concert on a single computationally-intensive task. We build only massively parallel systems that have high-bandwidth and low-latency interconnect systems. As our systems employ very densely packaged connections and transfer data at very high speeds, they are best suited for computing problems that require many processors to communicate with each other, large memory systems and I/ O connections frequently. Cray XT3 and XD1 systems are purpose-built, balanced high-bandwidth systems that employ standard microprocessors.
      The Cray X1/ X1E system is the first supercomputer that combines the attributes of both vector and high-bandwidth massively parallel systems. With up to 64 processors per cabinet and a shared memory, the Cray X1/ X1E system can run small problems as a vector processor would or, by focusing many processors on a task, the Cray X1/ X1E system operates as a massively parallel system with a system-wide shared memory and a single-system image.
      Our multithreaded products are designed to have sustainable high speed, be broadly applicable and easy to program, provide scalability as systems increase in size and have balanced I/ O capability. The multithreading processors make the system latency tolerant and, with flat shared memory, are able to address data anywhere in the system.

Hardware
      We have extensive experience in designing all of the components of high performance computer systems — the processors, the interconnect system and controls, the I/ O system and the supporting cooling infrastructure — to operate together. Our hardware research and development experience includes:

•	Integrated circuit design — we have experience in designing custom and standard cell integrated circuits. Our processors and other integrated circuits have special features that let them use the high available memory bandwidth efficiently. We work closely with our suppliers to take advantage of the latest advances in high speed, high density integrated circuit technology.

•	High speed interconnect systems — we design high speed interconnect systems using a combination of conventional and microwave circuits, high density connectors and carefully chosen transmission media together with complex memory and cache controls to operate with our network protocols and highly optimized logic design. We are investigating the use of optical interconnects for future systems.

•	Printed circuit board design — our printed circuit boards are some of the most sophisticated in the world, often more than 40 layers packed with wires and inter-layer connections.

•	System I/ O — we design high performance I/ O interfaces that deliver high-bandwidth transfer rates and large capacity storage capabilities using low cost devices in highly reliable configurations.

•	Packaging and cooling — we use very dense packaging in order to produce systems with the necessary bandwidth at reasonable costs. This generates more heat per unit volume. We use specialized cooling techniques to address this issue, including immersion, conductive and spray cooling using various liquids and high volume air cooling.

•	Fault tolerance — we design our systems to be tolerant of component failure. As individual components fail, our systems operate with minimal adverse performance impact due to designed alternative circuits and paths. We closely coordinate our hardware and operating system design with field service requirements for fast repair with minimal impact to users.
      Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, Seattle, Washington, and Burnaby, B.C. offices.

Software
      We design and maintain our system software internally. The Cray XT3 and XD1 systems exploit commercially available versions of the Linux operating system, as does the Red Storm system. In conjunction with the development of our integrated approach, we anticipate that we will merge our operating systems to one or more variants of the Linux operating systems. We currently provide and support separate UNIX-based operating systems for the Cray X1/ X1E system, our multithreaded system and the NEC SX products.
      We continue to design and build highly optimized programming environments and performance management diagnostic software products that allow our customers to obtain maximum benefit from our systems. In addition to supporting third-party applications, we develop advanced algorithms and other approaches to improving application performance. We also purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we add the highest value.
      Our software personnel are located principally in our Mendota Heights, Minnesota, Seattle, Washington, and Burnaby, B.C. offices.
Sales and Marketing
      We primarily sell our Cray X1E and XT3 products through a direct sales force that operates throughout the United States and in Europe, Canada, Japan and Asia-Pacific. We serve smaller foreign markets through sales representatives. We sell our Cray XD1 systems through our direct sales force and through channels we are developing in all of our geographical markets. About half of our sales force is located in the United States and Canada, with the rest overseas. Our marketing staff has a strategic focus on our target markets and those solutions that will facilitate our customers’ success in solving their most challenging scientific and engineering problems. Our marketing personnel are located in the United States and Canada.
      In 2004 one customer, Sandia National Laboratories, through our Red Storm project, accounted for 27% of our total revenue. In 2003 one customer, Oak Ridge National Laboratory, accounted for 11% of our total revenue and in 2002, no single end-user customer accounted for 10% or more of our revenue. Agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 72% of our 2004 revenue, 74% of our 2003 revenue and 79% of our 2002 revenue. Information with respect to our international operations and export sales is set forth in Note 16 of the Notes to the Consolidated Financial Statements.
Manufacturing and Procurement
      While we design many of the hardware components for all of our products, we subcontract the manufacture of these components, including integrated circuits, printed circuit boards, flex circuits, memory modules, machined enclosures and support structures, cooling systems, high performance cables and other items to third-party suppliers. Our strategy is to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence. We perform final system integration and testing of our hardware systems. Our manufacturing personnel are located in Chippewa Falls, Wisconsin.
      Our systems incorporate some components that are available from one or limited sources. Key components that are sole-sourced include our integrated circuits and processors, interconnect systems and memory products. We obtain integrated circuits for our Cray X1E systems from IBM and for the Cray XT3 and XD1 systems from AMD, and field programmable gate array circuits for our Cray XD1 system from Xilinx, Inc. Texas Instruments will be acting as our foundry for future vector processors. IBM currently provides packaging for our Cray X1E and XT3 systems. We obtain custom cables and interconnect components for our Cray X1E from InterCon Systems, Inc. We obtain custom memory products for our Cray X1E systems from Samsung Semiconductor, Inc. Hitachi America Inc. is our sole supplier for Cray X1E printed circuit boards. We acquire power modules and spray cap cooling systems for the Cray X1E from SAE Power Incorporated and Parker Hannifin Corporation, respectively. We obtain power supplies for the Cray X1E system from Pioneer Magnetics, Inc., and for the Cray XT3 system from Valere Power, Inc. We use Benchmark Electronics to assemble our Cray X1E and XT3 systems and for repair of components for our vector and Cray X1 systems.
      Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in these cases because of the availability of specific technologies, economic advantages and other factors. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. See “Factors That Could Affect Future Results — Our reliance on third-party supplies poses significant risks to our business and prospects” below. Procurement personnel primarily are located in Chippewa Falls, Wisconsin.
Competition
      The high performance computing market is intensely competitive. There are significant barriers to entry into the capability and enterprise segments of the high performance computing market and the cost of remaining competitive is high. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, NEC, Hewlett-Packard, SGI, Dell and Sun Microsystems. These competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
      We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms active primarily in the divisional and department markets that benefit from the low research and development costs needed to assemble systems from commercially available technology. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are limited in applicability and scalability and can be difficult to program, they have achieved growing market acceptance. They offer significant performance and price/performance on small problems and larger problems lacking complexity and offer higher theoretical peak performance.
      Internationally we compete primarily with IBM, Hewlett-Packard, SGI and NEC. While the first three companies offer massively parallel systems, NEC offers vector-based systems with a large suite of ported application programs. We have non-exclusive rights to market NEC vector processing supercomputers throughout the world. Competition with NEC is difficult due to NEC’s aggressive pricing strategies and strong classic vector products.
      We compete primarily on the basis of product performance, breadth of features, availability of application software, price, quality, reliability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than our competitors, as we concentrate solely on high-performance computing. Our products are designed for the needs of this specific market. We offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications. Our systems offer total cost of ownership advantages as they typically use far less electric power for operations and cooling and occupy less space than low-bandwidth and cluster systems.
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
      We have a number of patents relating to our hardware and software systems. We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray X1/X1E system. Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe our patents and applications have value, no single patent or group of patents is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.
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
Employees
      As of December 31, 2004, we employed 889 employees. We have no collective bargaining agreement with our employees. We have never experienced a work stoppage and believe that our employee relations are excellent.

Factors That Could Affect Future Results
      The following factors should be considered in evaluating our business, operations and prospects, they may affect our future results and financial condition and they may affect an investment in our securities. Factors specific to our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”) and our common stock are set forth under the subheading “Factors Pertaining to Our Notes and Underlying Common Stock” below.
      Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings for any period very difficult. First, one or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter and within a quarter. This is due to the high average sales prices and limited number of sales of our larger systems per quarter, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until customers accept our products and other contractual provisions have been fulfilled and the uncertain timing of payments for product sales, maintenance services, government research and development funding and inventory. A delay in an acceptance of a system at the end of a quarter or year or other factors affecting revenue recognition could move the associated revenue into a subsequent quarter or year and have a significant impact on revenue, earnings and cash receipts. For example, in 2003 we were successful in obtaining timely acceptances of major Cray X1 systems at the end of each quarter. In the fourth quarter of 2004, however, we were not able to record revenue for any of our late quarter shipments, which adversely affected fourth quarter and 2004 results. Delays in developing systems and enhancements could also result in cancellation or loss of orders. These factors will continue to apply to sales of our Cray X1E and Cray XT3 systems in 2005. We anticipate continued deferrals in recognition of revenue and associated costs for sales of products due to contractual provisions despite earlier installation and, in most cases, significant prepayment. At the end of 2004, we had approximately $38 million of deferred product revenue.
      Second, excluding revenue from our development projects, almost all of our product revenue in 2004 was due to sales of one product, our Cray X1 system, and was significantly less than anticipated. In 2005, our quarterly revenue and product margins will depend on the success in the marketplace of each of our newly introduced products — the Cray X1E, Cray XT3 and Cray XD1 systems — the timing of revenue recognition for several large transactions, and early product cycle sales at lower margins due to higher early manufacturing costs.
      Third, a number of our prospective customers receive funding from the U.S. or foreign governments. The timing of orders from these government customers is subject to the funding schedules for the relevant government agencies and delays that may be experienced in competitive procurements. Delays in the government appropriations process, including competitive procurements, could defer purchases and revenue recognition for transactions with government agencies.
      The timing of orders and shipments and quarterly results also could be affected by additional events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations and international conflicts or economic crises.
      If we were unable to complete system software development successfully for the Red Storm project and the Cray XT3 system, our 2005 results would be materially and adversely impacted. The acceptance of the Red Storm system at Sandia National Laboratories and the acceptance of several large system installations of our Cray XT3 system are dependent on our ability to complete the development of and to install stable system software that enables the scaling of application programs over a large number of processors. We are engaged in a significant effort to complete this system software development project. A substantial delay in completing this work, or a failure to do so, could result in a delay in receiving acceptance or a default under our Red Storm project, delay or prevent revenue recognition on several large Cray XT3 installations, and adversely affect the possibility of additional orders for the Cray XT3 systems and our other products, particularly from the U.S. government.
      We were not successful in completing the Red Storm project on time and on budget, which adversely affected our 2004 earnings and could adversely affect our 2005 earnings and financial condition. Our 2005 revenue goals are dependent on the successful completion of the Red Storm project with Sandia National Laboratories. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. We have experienced delays in receiving timely deliveries of acceptable components from third parties and development delays, which caused us to miss the contractual third quarter 2004 delivery date. Hardware shipments of the Red Storm system to Sandia commenced in the third quarter of 2004, and were completed in the first quarter of 2005, subject to the installation of certain component upgrades when they become available. We are developing and installing system software designed to run application programs successfully across the entire 10,000-processor system. Falling behind schedule and incurring cost overruns on the Red Storm project has adversely affected our cash flow and earnings, and we recognized the estimated loss in 2004. The Red Storm delays also prevented us from delivering Cray XT3 systems, the productized version of the Red Storm system, in time to recognize revenue in 2004. It is possible that we may have additional losses on the Red Storm contract in 2005. Failure to pass acceptance tests for the Red Storm system or to receive full payment for the Red Storm system would result in additional charges to earnings, and if severe enough could result in a contract default or termination. In the event of a contract default, we could be required to deliver all our knowledge and data that materially concerns the Red Storm systems, subject to the trade secret and intellectual property rights of third parties, and assign to Sandia all of our rights to our contractor developed technology, as such term is defined in the contract, subject to a paid-up non-exclusive and non-transferable license to practice such technology. In the event of a contract termination, we may be liable to pay Sandia for excess costs required to complete the contract. Such delays, default declaration and/or termination could adversely affect other transactions with other U.S. government agencies and our 2005 results and financial condition.
      Our product revenue and margins in 2005 depend on the success of three new products. Whether we achieve planned 2005 product revenue and margins will depend on whether we have sufficient internal engineering, marketing and sales resources to complete development and to market and sell successfully each of our newly introduced products — the Cray X1E, Cray XT3 and Cray XD1 systems — at sufficient margins in a highly competitive market. We must target each of these products at the appropriate markets so that there is minimal market confusion about our products. If we are not successful in these efforts, we may not achieve our planned product revenue and margins.
      We will use a significant amount of working capital in the first half of 2005, which could restrict our operations and could make it advisable for us to raise additional equity or debt which could be dilutive to our shareholders. At any particular time, our cash position is affected by the timing of payments for product sales, receipt of prepaid and regular maintenance payments, receipt of government funding for research and development activities and payment for inventory, resulting in significant quarter to quarter and within a quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and our operations. We experienced lower than anticipated product sales and delays in the availability of new products in 2004, which adversely affects our current cash flow. We face increased inventory purchases and higher start-up manufacturing and selling costs with the introduction of three new products in late 2004 and early 2005. Our 2004 restructuring will lower our overall operating cash expenditures but not until severance and related obligations are satisfied. Until we are able to ship our new products, obtain product acceptances and receive payment, we expect to use significant working capital, particularly in the first half of 2005. Meanwhile, we are focused on expense controls and working capital efficiencies to maintain adequate levels of cash within each quarter.

      Depending on operating results, it could be advisable to enhance and strengthen our cash and working capital position by raising additional equity or debt capital. A financing may not be available to us when needed or, if available, may not be available on satisfactory terms, may contain restrictions on our operations, would reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and/or our common stock.
      If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $81 million of our product revenue was derived from such sales, respectively. Our sales of Cray X1 systems and contracts for Cray X1E systems have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2005. To date, however, we have entered into a limited number of significant new contracts for sales of Cray X1E systems to U.S. government customers, especially in the defense segment, and we do not expect sales of the Cray X1E systems in 2005 to match the level of Cray X1 system sales in 2003 to such customers. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced, which could lead to reduced profitability or losses in future periods.
      Failure to manufacture and sell Cray XD1 systems in planned quantities would adversely affect revenue and earnings in 2005. To be successful, the Cray XD1 system must be manufactured and sold in quantities much higher than our high-end products. We are redesigning our supply and manufacturing processes to accommodate significant daily production and shipment of Cray XD1 systems. The redesign of our supply processes includes finding and qualifying new suppliers. We experienced delays in receiving acceptable components from third parties, which delayed shipments of Cray XD1 systems in the fall of 2004. We are revamping our sales procedures to accommodate high volume sales through the retraining of our current sales personnel and adding sales channels — both distributors and agents — in various markets. We need to market these systems at sufficient margins in a highly competitive market and lower the cost of goods for the Cray XD1 system to achieve an acceptable rate of return. We are changing our service processes to accommodate the expected increased number of Cray XD1 systems in the field. Lack of success in so adapting our processes and sales channels and our manufacturing and marketing processes will adversely affect revenue and earnings from the Cray XD1 system in 2005.
      The decline in the vector processor market may make sales of the Cray X1 and Cray X1E systems more difficult, which would adversely affect our revenue and earnings. The market for vector-based systems has declined over the past several years, and is now served only by NEC and us. We expect that sales of Cray X1E systems primarily will be to domestic and foreign government agencies, including upgrades to existing Cray X1 customers. The Cray X1E system offers processor speed improvements and enhanced price-performance characteristics. We anticipate difficult competition with NEC for vector-based procurements in overseas markets and perhaps in the United States. If we are unable to market and sell the Cray X1E system successfully, our revenue and earnings will be adversely affected.
      Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2005 and beyond. Our success in 2005 and in the following years depends on completing the Red Storm project; completing initial development (particularly of system software) and successfully selling the Cray XT3 system, which involves adapting the Red Storm concept for the broader governmental, industrial and academic markets; successfully selling the Cray X1E system as a significant enhancement to the Cray X1 system; and completing enhancements to the Cray XD1 system, completing stable system software to scale application programs across multiple units and successfully selling the Cray XD1 system in the midrange market. In subsequent years we must develop further hardware and software enhancements to the Cray XT3 and the Cray XD1 systems, and develop our integrated technologies plan, which will allow customers to take advantage of innovative scalar, vector and future processor technologies within a common high-bandwidth infrastructure. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, and our 2004 restructuring has strained our engineering resources further. Given the breadth of our engineering challenges, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources. Delays in completing the design of the hardware components, developing requisite system software or in integrating the full systems would make it difficult for us to develop and market these systems successfully and could cause a lack of confidence in our capabilities among our key customers. At the beginning of 2004, we had planned on generating sizeable revenue shipments of the Cray X1E and XT3 systems in the second half of 2004. Due to development delays, however, we did not record any Cray X1E or Cray XT3 system revenue in 2004. We may incur similar delays in the future, which would adversely affect our revenue and earnings.
      Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, software components and certain memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a supplier did not provide components that met our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem with a supplier or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to so redesign such components;

•	if we were ever unable to locate a supplier for a key component, we would be unable to deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.
      Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time we have incurred delays in the development and production of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems. The consequent delays in product shipments and acceptances adversely affected 2004 revenue and may affect adversely 2005 revenue and margins.
      We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time. We have negotiated a termination of the relationship with IBM and we are completing contracts with Texas Instruments Incorporated to act as our foundry for certain key integrated circuits for new products planned for 2006 and later. Moving to a new foundry involves a costly redesign of components and processes that will adversely affect operating results in 2005, and may cause delays in the development of these future products.
      Our Cray XT3 and XD1 systems utilize AMD Opteron processors. If AMD suffers delays in the development of enhancements to its processors, such as in the delivery of its planned dual-core processors, our

Cray XT3 and XD1 system sales would be adversely affected. Changing our product designs to utilize another supplier’s microprocessors would be a costly and time-consuming process.
      We face last-time-buy deadlines for certain key components for which there is no practical alternative supplier. We may have to place such last-time-buy orders before we know all possible sales prospects. We may either estimate low, in which case we limit the number of possible sales of products, or we may estimate too high, and incur inventory write-downs. Either way, our earnings would be adversely affected.
      We may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000, and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets). For 2004, we had a net loss of $204.0 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

•	successfully selling the Cray X1E, Cray XT3 and Cray XD1 systems and other products, and the timing and funding of government purchases, especially in the United States;

•	maintaining our other development projects on schedule and within budgetary limitations;

•	the level of revenue in any given period, including the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	the level of product margin contribution in any given period;

•	our expense levels, particularly for research and development and manufacturing and service costs;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our stock-based compensation under SFAS 123(R), once effective.
      Because of the numerous factors affecting our results of operations, we cannot assure you that we will have consistent net income on a quarterly or annual basis in the future.
      If we cannot establish the value of our high-bandwidth sustained performance systems, we may not have long-term success. We are dedicated solely to the high performance computing market. We have concentrated our product roadmap on building purpose-built, balanced systems combining highly capable processors with rapid interconnect and communications capabilities throughout the entire computing system. The high performance computing market currently is replete with low-bandwidth systems and off-the-shelf commodity-based cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Many customers are able to meet their computer needs through the use of such systems, and are willing to accept lower capability (lower bandwidth and higher latency) and less accurate modeling in return for lower acquisition costs, even in the face of higher post-sale operating expense. If we are not successful in establishing the value of our balanced high-bandwidth systems beyond a core of customers, largely certain agencies of the U.S. government, that require systems with the performance and features we offer, we may not be successful on a long-term basis.
      If we are unable to compete successfully in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies that are well known in the high performance computer market, including IBM, NEC, Hewlett-Packard, SGI, Dell and Sun Microsystems. These competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
      We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available technology. These companies have capitalized on developments in parallel processing and increased computer performance through networking and cluster systems. While these products are limited in applicability and scalability and can be difficult to program, they have achieved growing market acceptance.
      Periodic announcements by our competitors of new high performance computer systems (or plans for future systems) and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any positive margin on such transactions, or to provide lease financing for our products, which would result in a deferral of our receipt of cash for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.
      Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in architecture or software technology could make low-bandwidth and cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue and earnings.
      If we lose government support for supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any such decrease or delay would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.
      If we cannot attract, retain and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. We are in the process of recruiting a chief financial officer. As part of our restructuring in 2004, we had significant change in senior management. The loss of key engineering management and personnel could adversely affect our multiple development efforts. Recruitment for highly skilled management, technical, marketing and sales personnel is very competitive, and we may not be successful in attracting and retaining such personnel.
      The adoption of SFAS 123(R) will lower our earnings and may adversely affect the market price of our common stock. We have used stock-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We currently grant stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our stock-based compensation programs and their structure in light of the imposition of SFAS 123(R) which, without Congressional action, will become effective for us on July 1, 2005. In previous years, as we have reported in the footnotes to our financial statements, our stock option program as currently structured would add approximately $7 million to $13 million of additional non-cash expense and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method, which was developed for estimating the fair value of fully transferable short-lived exchange traded options, in which a key component is the price volatility of the underlying common stock; this methodology was not designed to value longer-term employee stock options with vesting requirements and transferability restrictions. In March 2005 we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $2.36 or higher in order in part to minimize this expense, at least in the short term. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the footnotes, and the effect on the market price of our common stock may be adverse.
      Although we are continuing to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we will conclude that our internal control over financial reporting is ineffective, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price and access to capital. We are in the process of completing the testing of the effectiveness of our internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act of 2002 and assessing the significance of those situations in which the testing to date found control deficiencies. We will avail ourselves of the 45-day exemptive order of the Commission to complete our procedures and assessment and submit our report in an amendment to this Annual Report on Form 10-K. Although our formal assessment process is not completed, we will identify one or more material weaknesses and both we and our independent auditors consequently will conclude, as required, that our system of internal control over financial reporting is ineffective. See Item 9A, “Controls and Procedures,” below.
      The existence of control deficiencies and, in particular, of material weaknesses may increase the risk of financial statement errors; at the least, they result in increased time, effort and expense to complete the preparation of our financial statements and for our auditors to complete their audit of our financial statements.
      Our independent auditors have expressed their serious reservations to management and to the Audit Committee as to whether we can complete our assessment within the 45-day exemptive order period in accordance with the applicable standards.
      As both we and our auditors continue testing and assessment of our internal control over financial reporting, we or they may uncover additional significant deficiencies and material weaknesses. Remedying the significant deficiencies and material weaknesses could require us to incur additional significant costs through additional personnel and systems and expend significant time and management resources. We may be required to report in our subsequent reports filed with the Commission that material weaknesses in our internal control over financial reporting continue to exist. Delays or failures to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion, having or maintaining ineffective internal controls and the failure of our auditors to render an unqualified opinion on our assessment could cause investors to lose confidence in our reported financial information, have an adverse effect on the trading price of our common stock and restrict our access to capital.
      If we were unable to port application programs to our new products successfully, we would have difficulty in selling these systems to a number of customers. To sell our products in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to these systems and tuned so that they will achieve high performance. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and potential customers to undertake this activity. We must also modify and rewrite third-party and customer specific application programs. We have had limited success in porting such applications to the Cray X1/ X1E systems with sufficient performance to make sales of this product compelling in industrial markets. There can be no assurance that we will be able to induce third-party vendors and customers to rewrite successfully third-party and customer specific applications for use on our new products. In addition, our Cray XD1 and Cray XT3 systems use a modified version of standard Linux kernels that may result in delays in having independent software vendor certified applications available on our systems and/or a reduced number of certified applications, which would limit our ability to address some part of our target markets.

      Requests for proposals based on theoretical peak performance could reduce our ability to sell our systems. Our high performance computer systems are designed to provide high actual sustained performance on difficult computational problems. Some of our competitors offer systems with higher theoretical peak performance at lower prices, although their actual sustained performance on real applications frequently is a small fraction of their theoretical peak performance. Nevertheless, a number of requests for proposals, primarily from governmental agencies in the United States and elsewhere, continue to have criteria based wholly or significantly on theoretical peak performance. Under such criteria, the price/peak performance ratio of our products compares unfavorably to the price/peak performance ratio of our competitors’ products. To the extent that these criteria are not changed to favor actual performance, we will continue to be disadvantaged in these instances by being unable to submit competitive bids, which would limit our revenue potential.
      Lower than anticipated sales of new supercomputers would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from a run-rate of approximately $95 million in 2000 to approximately $42 million in 2004. We expect maintenance service revenue to continue to decline slightly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. In addition, we expect that our newer products will require less hardware maintenance than our historic vector systems, which will affect adversely the rate of service revenue growth.
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
      We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our high performance computer systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required either to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XD1 and Cray XT3 systems utilize operating system variants that incorporate Linux technology. The SCO Group, Inc., has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes The SCO Group’s rights. It is possible that The SCO Group could assert a claim of infringement against us with respect to our use of Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about The SCO Group’s lawsuit and open source generally, we may be forced to protect our customers from potential claims of infringement by The SCO Group or other parties. In any such event, our financial condition and results of operations may be adversely affected.
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
      General economic and market conditions could decrease our revenue, increase our need for cash and adversely affect our profitability. While much of our business is related to the government sector, which is less affected by short-term economic cycles, a slow-down in the overall U.S. and global economy and resultant decreases in capital expenditures have affected sales to our industrial customers and may continue to do so. Cancellations, delays or reductions in purchases would decrease our revenue, increase our need for working capital and adversely affect our profitability.
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
Factors Pertaining to our Notes and Underlying Common Stock
      Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of December 31, 2004, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $15.0 million secured credit facility in place to support the issuance of letters of credit of which $11.4 million were outstanding as of December 31, 2004. In the future, we may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities. The level of our indebtedness could, among other things:

•	make it difficult or impossible for us to make payments on the Notes;

•	increase our vulnerability to general economic and industry conditions, including recessions;

•	require us to use cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.
      We may enter into agreements for future credit facilities that may affect our ability to make payments under the Notes. We anticipate that future credit facilities will contain various financial covenants; our current credit facility requires that we maintain collateral consisting of cash and cash-equivalents in excess of our outstanding letters or credit. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our indebtedness. Such covenants may include agreements that, if a credit facility is in default, we will not make payments to other creditors, including payments under the Notes. Because our credit facilities will constitute senior indebtedness, any enforcement by the Note holders of their rights under the indenture to such payments could lead to our insolvency and a proceeding in which our senior and secured indebtedness would have priority over claims under the Notes.
      We will require a significant amount of cash to service our indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses. Our ability to make payments on our indebtedness, including the Notes, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs.
      If we are unable to generate sufficient cash flow to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as:

•	reducing our operating expenses;

•	reducing or delaying capital expenditures or research and development;

•	selling assets; and

•	raising additional equity capital.
      Any reduction in operating expenses, reduction or delay in capital expenditures, or sale of assets may materially and adversely affect our future revenue prospects. In addition, we may not be able to raise additional equity capital on commercially reasonable terms or at all. Finally, any of the above actions may not provide sufficient cash to repay our indebtedness, including the Notes.
      There are no covenants in the indenture for the Notes restricting our ability or the ability of our subsidiaries to incur future indebtedness or restricting the terms of any such indebtedness. The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the amount or terms of indebtedness that we or any of our subsidiaries may incur. We may therefore incur additional debt without limitation, including senior indebtedness, to which the Notes are contractually subordinated, and secured indebtedness, to which the Notes are effectively subordinated. In addition, our subsidiaries may incur additional debt to which the Notes are structurally subordinated, without limitation. We or our subsidiaries may also agree to terms of any such indebtedness that may restrict our flexibility in complying with our obligations under the Notes. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify.
      The Notes are subordinated in right of payment to our existing and future senior indebtedness. The Notes are our general unsecured senior subordinated obligations. The Notes rank junior in right of payment to our existing and future senior indebtedness and equal in right of payment with any future indebtedness or other obligation that is not, by its terms, either senior or subordinated to the Notes. The indenture for the Notes does not limit our ability to incur additional indebtedness of any kind. In the event of our bankruptcy, liquidation or reorganization, the note holders will share in any assets available to our general creditors, only after all obligations to the holders of senior indebtedness have been paid. The note holders do not have the right to limit the amount of senior indebtedness or the competing claims of our general creditors.
      The Notes are effectively subordinated to our secured indebtedness and are structurally subordinated to all indebtedness and other liabilities of our current and future subsidiaries. The Notes are general unsecured obligations and are effectively subordinated to our current and future secured indebtedness to the extent of the assets securing the indebtedness. The indenture for the Notes does not limit our ability to incur secured indebtedness. In the event of bankruptcy, liquidation or reorganization or upon acceleration of our secured indebtedness and in certain other events, our assets pledged in support of secured indebtedness will not be available to pay our obligations under the Notes. As a result, we may not have sufficient assets to pay amounts due on any or all of the Notes.
      In addition, the Notes are structurally subordinated to all indebtedness and other liabilities of our current and future subsidiaries. Note holders do not have any claim as a creditor against our subsidiaries, and indebtedness and other liabilities, including trade payables, of our subsidiaries effectively are senior to Note holders’ claims against our subsidiaries. The indenture for the Notes does not limit the ability of our subsidiaries to incur indebtedness or other liabilities. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to our direct creditors.
      In certain circumstances, holders of senior debt can require us to suspend or defer cash payments due in respect of the Notes. If we are in default as to any payment obligation under any Senior Debt, as defined in the indenture governing the Notes, including a payment default that results from the acceleration of such Senior Debt as a result of a non-payment default, we will be prohibited, under the terms of the indenture from making any further cash payments in respect of the Notes until such default has been cured or waived or shall have ceased to exist. In addition, if we incur a non-payment default under any Designated Senior Debt, as defined in the indenture, the holder or holders may provide, or cause to be provided, a notice to the indenture trustee that will have the effect of prohibiting any further cash payments in respect of the Notes for a period not exceeding 179 days from the date on which the trustee receives the notice or until such default is earlier cured or waived. A holder of Designated Senior Debt may have the right to accelerate such debt as a result of the non-payment default during the 179 day blockage period or otherwise, in which event future payments in respect of the Notes will be prohibited as described above.
      Unless a condition to conversion is met prior to the maturity of the Notes, the Notes will not be convertible at any time. The Notes are convertible only upon the occurrence of stated conditions. If none of these conditions occurs during the term of the Notes, the Notes will never be convertible and the holders may never have an opportunity to realize any appreciation in value based on the value of our common stock.
      Upon conversion of the Notes, we may pay cash or a combination of cash and shares of our common stock in lieu of issuing shares of our common stock. Therefore, Note holders may receive no shares of our common stock or fewer shares than the number into which their Notes are convertible. We have the right to satisfy our conversion obligation to Note holders by issuing shares of our common stock into which the Notes are convertible, paying the cash value of the shares of our common stock into which the Notes are convertible, or a combination thereof. In addition, we have the right to irrevocably elect to satisfy our conversion obligation in cash with respect to the principal amount of the Notes to be converted after the date of such election. Accordingly, upon a conversion of a Note, a holder may not receive any shares of our common stock, or it might receive fewer shares of our common stock relative to the conversion value of the Note. Our liquidity may be reduced to the extent that we choose to deliver cash rather than shares of our common stock upon conversion of Notes.
      If a principal conversion settlement election is made, we may not have sufficient funds to pay the cash settlement upon conversion. If we make a principal conversion settlement election, upon conversion of the Notes, we will be required to satisfy our conversion obligation relating to the principal amount of such Notes in cash. If a significant number of holders were to tender their Notes for conversion at any given time, we may not have the financial resources available to pay the principal amount in cash on all such Notes tendered for conversion.
      The conversion rate of the Notes may not be adjusted for all dilutive events, including third-party tender or exchange offers, that may adversely affect the trading price of the Notes or our common stock issuable upon conversion of the Notes. The conversion rate of the Notes is subject to adjustment upon specified events, including specified issuances of stock dividends on our common stock, issuances of rights or warrants, subdivisions, combinations, distributions of capital stock or assets, cash dividends and issuer tender or exchange offers. The conversion rate will not be adjusted upon other events, such as third-party tender or exchange offers, that may adversely affect the trading price of the Notes or our common stock.

      If we pay cash dividends on our common stock, Note holders may be deemed to have received a taxable dividend without the receipt of cash. If we pay cash dividends on our common stock and there is a resulting adjustment to the conversion rate, a Note holder could be deemed to have received a taxable dividend subject to U.S. federal income tax without the receipt of any cash.
      If we elect to settle upon conversion in cash or a combination of cash and shares of common stock, there will be a delay in settlement. Upon conversion, if we elect to settle in cash or a combination of cash and shares of our common stock, there will be a significant delay in settlement. In addition, because the amount of cash or common stock that a Note holder will receive in these circumstances will be based on the sale price of our common stock for an extended period between the conversion date and such settlement date, holders will bear the market risk with respect to the value of the common stock for such extended period.
      Some significant corporate transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes. Upon the occurrence of a fundamental change, as defined in the indenture governing the Notes, which includes specified change of control events, we will be required to offer to repurchase all outstanding Notes. The fundamental change provisions, however, will not require us to offer to repurchase the Notes in the event of some significant corporate transactions. For example, various transactions, such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us, would not constitute a change of control and, therefore, would not constitute a fundamental change requiring us to repurchase the Notes. Other transactions may not constitute a fundamental change because they do not involve a change in voting power or beneficial ownership of the type described in the definition of fundamental change. Accordingly, Note holders may not have the right to require us to repurchase their Notes in the event of a significant transaction that could increase the amount of our indebtedness, adversely affect our capital structure or any credit ratings or otherwise adversely affect the holders of Notes.
      In addition, a fundamental change includes a sale of all or substantially all of our properties and assets. Although there is limited law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under the laws of New York, which govern the indenture and the Notes, or under the laws of Washington, our state of incorporation. Accordingly, a Note holder’s ability to require us to repurchase Notes as a result of a sale of less than all of our properties and assets may be uncertain.
      Our Notes may not be rated or may receive a lower rating than investors anticipate, which could cause a decline in the trading volume and market price of the Notes and our common stock. We do not intend to seek a rating on the Notes, and we believe it is unlikely the Notes will be rated. If, however, one or more rating agencies rates the Notes and assigns a rating lower than the rating expected by investors, or reduces any rating in the future, the trading volume and market price of the Notes and our common stock may be adversely affected.
      We may not have the funds necessary to purchase the Notes upon a fundamental change or other purchase date and our ability to purchase the Notes in such events may be limited. On December 1, 2009, December 1, 2014 and December 1, 2019, holders of the Notes may require us to purchase their Notes for cash. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes. Our ability to repurchase the Notes in such events may be limited by law, and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. Our credit facility does not permit us to use it to fund a repurchase of the Notes, and does not permit repurchase of the Notes prior to maturity unless there is no outstanding amount and no default under that credit facility. Any subsequent credit facility may include similar provisions. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. If a repurchase event occurs, we expect that we would require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture or a fundamental change, in and of itself, could lead to a default under our credit facility and other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.
      The make whole premium payable on Notes that are converted in connection with certain fundamental changes may not adequately compensate Note holders for the lost option time value of the Notes as a result of that fundamental change. If any of certain fundamental changes occurs on or prior to December 1, 2009, we will under certain circumstances pay a make whole premium on the Notes that are converted in connection with such fundamental change. The amount of the make whole premium and additional shares delivered depends on the date on which the fundamental change becomes effective and the price paid per share of our common stock in the transaction constituting the fundamental change, as defined in the indenture governing the Notes. Although the make whole premium is designed to compensate Note holders for the lost option value of the Notes as a result of the fundamental change, the amount of the make whole premium is only an approximation of the lost value and may not adequately compensate Note holders for the loss. In addition, if a fundamental change occurs after December 1, 2009, or if the applicable price is less than or equal to $3.51 per share or greater than $10.50 per share (in each case, subject to adjustment), then we will not pay any make whole premium. Also, a holder may not receive the make whole premium payable upon conversion until the fundamental change repurchase date relating to the applicable fundamental change, or even later, which could be a significant period of time after the date the holder has tendered its Notes for conversion.
      There are restrictions on the Note holders’ ability to transfer or resell the Notes without registration under applicable securities laws, and if we fail to fulfill our obligations to register the Notes for resale, we will be required to pay additional interest on the Notes affected by that failure and to issue additional shares of common stock on Notes converted during such failure and satisfied by us in common stock. We sold the Notes under an exemption from registration under applicable U.S. federal and state securities laws. Although we have filed a registration statement covering the resale of the Notes and underlying common stock it is not yet effective. The Notes have not been registered under the Securities Act and, therefore, until we fulfill our obligations under the registration rights agreement, the Notes may be offered and sold by Note holders only pursuant to an exemption from, or in transactions not subject to, the registration requirements of the Securities Act and applicable state securities laws.
      Although under the registration rights agreement we are required to use our reasonable best efforts to register for resale the Notes and the shares of common stock issuable upon conversion of the Notes, we may not be able to successfully register these securities. In addition, under the registration rights agreement, we are permitted to suspend the use of an effective registration statement for specific periods of time for certain specified reasons. If the registration statement which we have filed covering resale of the Notes and the underlying common stock is not declared effective by the SEC by July 1, 2005, or if we fail to fulfill other obligations specified in the registration rights agreement governing the Notes, we will be required to pay additional interest on Notes adversely affected by such failure. Such additional interest will accrue from the date of such failure at a rate per year equal to 0.25% for the first 90 days, and 0.50% thereafter, on the principal amount of such Notes until such failure is cured or until the registration statement is no longer required to be kept effective and is payable on the scheduled interest payment dates. If a holder converts Notes during a registration default, no accrued and unpaid additional interest will be paid with respect to the Notes converted, but the holder would receive on any conversion that we elect to satisfy in common stock 103% of the number of shares of our common stock that such holder would have received in the absence of such default. We would have no other liability for monetary damages for a failure to fulfill our registration obligations.
      There is no active market for the Notes and if an active trading market does not develop for these Notes, the holders of the Notes may be unable to resell them. The Notes are a new issue of securities for which the only current trading market is the Nasdaq’s screen-based automated trading system known as PORTAL, which facilitates the trading of unregistered securities eligible to be resold by qualified institutional buyers pursuant to SEC Rule 144A. Once the Notes are registered under the Securities Act and resold using an effective prospectus, the Notes will no longer be eligible for trading in the PORTAL market. Moreover, if enough Notes are converted, redeemed or sold pursuant to an effective prospectus, trading of Notes in the PORTAL market may become inactive or may cease altogether. In that event, and in the absence of an alternative trading market, there would exist no organized market for the Notes from which their market value could be determined or realized. We do not intend to list the Notes on any national securities exchange or to seek the admission of the Notes for trading in the Nasdaq National Market or SmallCap Market. We have been advised by Bear, Stearns & Co. Inc. that it intends to make a market in the Notes. However, it is not obligated to do so and any market-making activities with respect to the Notes may be discontinued at any time without notice. In addition, market-making activity is subject to the limits imposed by law.
      Further, even if a market in the Notes develops, the Notes could trade at prices lower than the initial offering price. In addition, the liquidity of, and the trading market for, the Notes may be adversely affected by many factors, including prevailing interest rates, the markets for similar securities, general economic conditions, our financial condition, performance and prospects and general declines or disruptions in the market for non-investment grade debt.
      Our stock price is volatile. The stock market has been and is subject to price and volume fluctuations that particularly affect the market prices for small capitalization, high technology companies like us. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results (particularly if they are less than our or analysts’ previous estimates), changes in analysts’ estimates, our capital raising activities, announcements of technological innovations by us or our competitors and general conditions in our industry.
      A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of December 31, 2004, we had outstanding:

•	87,919,604 shares of common stock, including 570,963 shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation;

•	warrants to purchase 5,439,850 shares of common stock;

•	stock options to purchase an aggregate of 14,284,391 shares of common stock, of which 8,857,598 options were then exercisable (as of March 21, 2005, we had stock options outstanding covering 13,754,297 shares of which 13,410,110 were then exercisable); and

•	Notes convertible into 16,576,016 shares of common stock.
      Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at December 31, 2004, consisted of warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between November 8, 2005, and September 3, 2006, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have agreed to register the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which will facilitate transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.
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

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the ability of our board of directors to issue preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	calling a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	amendments to our Restated Articles of Incorporation require the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on the amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995, or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures to nominate members for election to our board of directors.
      These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party.
      We do not anticipate declaring any cash dividends on our common stock. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibits us, and any future credit facility is likely to prohibit us from paying cash dividends without the consent of our lender.
Available Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our web site at www.cray.com as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of Business Conduct, Corporate Governance Principles, the charters of our Board committees and other governance documents on our web site, www.cray.com, under “Investors — Corporate Governance.”

Item 2.	Properties
      Our principal properties are as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	228,000
Seattle, WA	Executive offices, hardware and software development, sales and marketing	85,000
Mendota Heights, MN	Software development, sales and marketing operations	55,000
Burnaby, B.C., Canada	Software and hardware development, sales and marketing	19,000
      We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

      We also lease a total of approximately 12,000 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 25,000 square feet of office space. We believe our facilities are adequate to meet our needs in 2005.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

Item E.O.	Executive Officers of the Company
      Our executive officers, as of March 14, 2005, were as follows:

Name	Age	Position

James E. Rottsolk	60	Chief Executive Officer and Chairman of the Board of Directors
Burton J. Smith	63	Chief Scientist and Director
Peter J. Ungaro	36	President
Christopher Jehn	62	Vice President
Kenneth W. Johnson	62	Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary
David R. Kiefer	56	Senior Vice President
Ly-Huong T. Pham	46	Senior Vice President
      James E. Rottsolk is one of our co-founders and serves as Chief Executive Officer and Chairman of the Board of Directors. He served as Chief Executive Officer from our inception through September 2001, and was reappointed to that position in March 2002. He served as President from our inception through September 2001 and from March 2002, until March 7, 2005. He has served as Chairman of the Board since December 2000. Prior to 1987, Mr. Rottsolk served as an executive officer with several high technology companies. Mr. Rottsolk received a B.A. degree from St. Olaf College and A.M. and J.D. degrees from the University of Chicago.
      Burton J. Smith is one of our co-founders and has been Chief Scientist and a Director since 1988. He served as Chairman from 1988 to June 1999. He is a recognized authority on high performance computer architecture and programming languages for parallel computers. He is the principal architect of the Cray MTA system and heads our Cascade project. Mr. Smith was a Fellow of the Supercomputing Research Center (now the Center for Computing Sciences), a division of the Institute for Defense Analyses, from 1985 to 1988. In 2003 he received the Seymour Cray Computing Engineering Award from the IEEE Computer Society and was elected as a member of the National Academy of Engineering. He was honored in 1990 with the Eckert-Mauchly Award given jointly by the Institute for Electrical and Electronic Engineers and the Association for Computing Machinery, and was elected a Fellow of both organizations in 1994. Mr. Smith received S.M., E.E. and Sc.D. degrees from the Massachusetts Institute of Technology.
      Peter J. Ungaro serves as President, to which position he was appointed on March 7, 2005. He previously served as Senior Vice President responsible for sales, marketing and services from September 2004. Prior to joining us in August 2003 as Vice President responsible for sales and marketing, he served as Vice President, Worldwide Deep Computing Sales for IBM. In that role, he led global sales of all IBM server and storage products for high performance computing, life sciences, digital media and business intelligence markets. Mr. Ungaro coordinated IBM solutions teams that included sales, technical, marketing and product development personnel. Prior to that assignment, he was IBM’s vice president, worldwide high performance computing sales. He has also held a variety of other sales leadership positions since joining IBM in 1991. Mr. Ungaro received a B.A. in business administration from Washington State University in 1990.
      Christopher Jehn serves as Vice President responsible for government programs, a position he has held since joining us in July 2001. He served as the Assistant Director for National Security in the Congressional Budget Office from 1998 to 2001. From 1997 to 1998, he was a member of the Commission on Servicemembers and Veterans Transition Assistance, and also served in 1997 as the Executive Director of the National Defense Panel. Mr. Jehn was a Senior Vice President at ICF Kaiser International, Inc., from 1995 to 1997. Prior to 1995, he held executive positions at the Institute for Defense Analyses and the Center for Naval Analyses and served as Assistant Secretary of Defense for Force Management and Personnel from 1989 to 1993. He received a B.A. from Beloit College and a Master’s degree in economics from the University of Chicago.
      Kenneth W. Johnson serves as Senior Vice President, Chief Financial Officer, General Counsel and Corporate Secretary. He has held the position of General Counsel and Corporate Secretary since joining us in September 1997. From September 1997 to December 2001 he also served as Vice President Finance and Chief Financial Officer and he was reappointed Chief Financial Officer in November 2004. Prior to joining us, Mr. Johnson practiced law in Seattle for 20 years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.
      David R. Kiefer has served as a Senior Vice President heading our hardware engineering activities since September 2004. He has held various engineering management positions since joining us in April 2000. From 1996 to 2000, Mr. Kiefer was Director of Hardware Engineering at the Cray Research operations of Silicon Graphics, Inc. Prior to joining Silicon Graphics, he held a variety of engineering and engineering management positions with Univac and Cray Research, Inc. Mr. Kiefer received his B.S. in Electrical Engineering from the University of Wisconsin.
      Ly-Huong T. Pham serves as Senior Vice President responsible for corporate assessment and development. From September 2004 until March 7, 2005, she was responsible for engineering, manufacturing, employee support and information services operations. Ms. Pham joined us in February 2004 as Vice President responsible for software. Prior to joining us, she served as chief executive officer at Turbolinux Inc., chief operating officer at Onscreen24, and chief technology officer and vice president of research and development at VTEL Corporation. Prior to VTEL, Ms. Pham led the development of the MacIntosh OS 8 user experience at Apple Computer. Prior to Apple, she held numerous technical and management roles at Wang Laboratories, Inc. She has been granted ten patents as a co-inventor in the area of data object integration and visual communications. Ms. Pham received a B.A. in Mathematics, an M.S. in Information Systems from Boston University, and a Presidential/ Key Executive M.B.A. from Pepperdine University.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters
Price Range of Common Stock and Dividend Policy
      Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On March 14, 2005, we had 87,703,979 shares of common stock outstanding that were held by 789 holders of record.
      The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	2003		2004

	High	Low	High	Low

First Quarter	$8.94	$5.92	$11.75	$6.06
Second Quarter	8.50	6.57	8.03	5.84
Third Quarter	13.99	7.70	6.68	2.85
Fourth Quarter	13.68	8.27	4.83	3.02
      We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibits us from paying cash dividends without the consent of our lender.
Unregistered Sales of Securities
      In separate closings held on December 6 and 21, 2004, we issued and sold a total of $80 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 in a private placement to Bear, Stearns & Co. Inc., the initial purchaser, which was entitled to resell the Notes to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended.
      We received net proceeds of approximately $76.6 million from the offering of $80 million in aggregate principal amount of the Notes, after deducting the initial purchaser’s discount of $3 million and offering expenses. We are using the net proceeds to support our operations and growth and for other general corporate purposes.
      The offering of the Notes was made pursuant to the terms of a Purchase Agreement, dated December 1, 2004, between Bear, Stearns & Co. Inc. and us. The Notes are issued under an Indenture by and between The Bank of New York Trust Company, N.A. and us and benefit from a Registration Rights Agreement between Bear, Stearns & Co. Inc., as the initial purchaser, and us.
      The material terms and conditions of the Indenture, the Notes, the Registration Rights Agreement and the Purchase Agreement were described in our Form 8-K current report filed on December 7, 2004, and the agreements relating to the offering and a description of our capital stock were filed as exhibits to that report.

Item 6.	Selected Financial Data
      The following table shows selected historical consolidated financial data for Cray Inc. and its subsidiaries. Financial data for fiscal year 2000 in the following table includes nine months of activity of the Cray Research business unit acquired on April 1, 2000. See “Business — Our History — Cray Research Acquisition” above.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except for per share data)
Operating Data:
Revenue:
Product	$46,617	$51,105	$76,519	$175,004	$99,236
Service	71,455	82,502	78,550	61,958	49,948

Total revenue	118,072	133,607	155,069	236,962	149,184
Operating Expenses:
Cost of product revenue	32,505	30,657	41,187	97,354	107,264
Cost of service revenue	34,077	41,181	42,581	40,780	30,338
Research and development	48,426	53,926	32,861	37,762	45,130
Marketing and sales	14,365	19,961	20,332	27,038	32,111
General and administrative	7,033	9,226	8,923	10,908	16,222
Acquisition-related deferred compensation	—	—	—	—	11,134
In-process research and development charge	—	—	—	—	43,400
Restructuring costs	—	3,802	1,878	4,019	8,182
Amortization of goodwill	5,217	6,981	—	—	—

Income (loss) from operations	(23,551)	(32,127)	7,307	19,101	(144,597)
Other income (expense), net	675	(336)	3,104	1,496	(699)
Interest income (expense), net	(1,681)	(1,771)	(2,832)	444	365

Income (loss) before income taxes	(24,557)	(34,234)	7,579	21,041	(144,931)
Provision (benefit) for income taxes	831	994	2,176	(42,207)	59,092

Net income (loss)	$(25,388)	$(35,228)	$5,403	$63,248	$(204,023)

Net income (loss) per diluted common share	$(0.78)	$(0.87)	$0.10	$0.81	$(2.45)

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except for ratios)
Cash Flow Data:
Cash provided by (used in):
Operating activities	$5,084	$(26,641)	$(8,689)	$(9,263)	$(53,301)
Investing activities	(57,420)	(9,472)	(5,992)	(41,169)	(18,471)
Financing activities	47,021	44,045	25,335	65,629	73,361
Depreciation and amortization	14,349	14,157	15,364	15,860	16,836
Purchases of property and equipment	5,835	9,472	6,038	6,599	12,518
Other Data:
Ratio of earnings to fixed charges(1)	—	—	3.4	52.6	—

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$5,387	$12,377	$23,916	$74,343	$87,422
Total assets	136,193	127,087	145,245	291,589	308,789
Obligations under capital leases	633	768	393	152	823
Total debt	8,611	14,944	4,144	—	80,000
Shareholders’ equity	36,147	14,804	58,615	222,633	125,300

(1)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of net income (loss) plus provision (benefit) for income taxes and fixed charges. Fixed charges consist of interest expense plus the portion of operating rental expense management believes represents the interest component of rent expense. The pretax net loss for the years ended December 31, 2000, 2001 and 2004 was not sufficient to cover fixed charges by approximately $24.6 million, $34.2 million and $144.4 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for these periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those Sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under “Business — Factors That Could Affect Future Results” beginning on page 15. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.
Overview
      We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia.
      We are dedicated solely to the high performance computing market. We have concentrated our product roadmap on building purpose-built, balanced systems combining highly capable processors (whether developed by ourselves or others) with rapid interconnect and communications capabilities throughout the entire computing system, not solely processor-to-processor. We believe we are in the best position to meet the high performance computer market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.
      We also derive revenue from providing maintenance and support services to the worldwide installed base of Cray computers and professional services that leverage our industry technical knowledge.
      Our revenue, net income or loss and cash balances are likely to fluctuate significantly from quarter to quarter and within a quarter due to the high average sales prices and limited number of sales of our larger products, the timing of purchase orders and product deliveries, our general policy of not recognizing product revenue for our larger systems until customer acceptance and other contractual provisions have been fulfilled, and the uncertain timing of payments for product sales, maintenance services, government research and development funding, and inventory.

      In 2002 we completed hardware development of and began selling our Cray X1 system. We were then also selling other hardware products we obtained with the acquisition of the Cray Research assets from SGI. In mid-2002 we began development of the Red Storm project for Sandia National Laboratories and began work on the Cascade project under a DARPA grant. In 2003 we were principally selling Cray X1 systems and continuing work on the Red Storm and Cascade projects. In 2004 we were in transition from a single product, the Cray X1 system, to three new products: the Cray X1E system, an enhancement to the Cray X1 system that significantly increases processor speed and capability; the Cray XT3 system, developed through the Red Storm project; and the Cray XD1 system, a product in development we acquired with the April 2004 acquisition of OctigaBay Systems Corporation. Initial customer shipments for each of these products occurred in late 2004, with full production ramp planned for 2005. See “Business — History” and “— Product Offerings, Projects and Services” in Item 1 above.
      We experienced net losses in each full year of our development stage operations prior to 2002. We incurred net losses of approximately $35.2 million in 2001, $25.4 million in 2000 and $34.5 million in 1999. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets) and for 2004 we had a net loss of $204.0 million (including an expense for acquired in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). Our challenges to achieving a profitable 2005 include introduction and ramp-up of our three new products, including completion of system software development, obtaining sufficient revenue and margins in a highly competitive market, and maintaining controls on expense levels while not adversely impacting future growth.
      Our fiscal year is the calendar year, and references to a particular year are to the year ended December 31 of that year.
      Factors that should be considered in evaluating our business, operations and prospects and that could affect our future results, financial condition and market prices of our securities are set forth above under “Business — Factors That Could Affect Future Results” in Item 1 above.
Critical Accounting Policies and Estimates
      This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to estimates of deferred tax realizability, valuation of inventory at the lower of cost or market, the percentage complete and estimated gross profit on the Red Storm and Cascade contracts, and impairment of goodwill. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
      We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable and collectibility is reasonable assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements:
      Product. We recognize revenue based upon product line, as follows:

•	Cray X1/ X1E and XT3 Product Line: We generally recognize revenue from product sales upon customer acceptance and when there are no unfulfilled company obligations that affect the customer’s final acceptance. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	XD1 Product Line: The Company generally recognizes revenue from product sales of Cray XD1 systems upon shipment to or delivery to the customer, depending upon contract terms. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when there are no unfulfilled company obligations.
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
      Revenue from contracts structured as operating leases is recorded as earned over the lease terms.
      Services: Service revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High-performance computing service revenue is recognized as the services are rendered.
      Multiple-Element Arrangements. We commonly enter into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services and/or software. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The fair value of the elements, or for residual method calculations the undelivered element, is established;

•	The functionality of the delivered elements are not dependent on the undelivered elements; and

•	Delivery of the delivered element represents the culmination of the earnings process.
      If all of the criteria are not met, revenue is deferred until delivery of the last element.

Inventories
      We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. In the third quarter of 2004, we wrote down our Cray X1 system inventory by $7.8 million and our Cray XD1 system inventory by $0.2 million. Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

Goodwill
      Approximately 18% of our assets as of December 31, 2004, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed annual impairment tests effective January 1, 2004 and January 1, 2005 and determined that our recorded goodwill was not impaired. These analyses and ongoing analyses of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business. In 2003 we decreased goodwill by $9.3 million due to the reversal of our valuation allowance for deferred tax assets. See Note 12 — Income Taxes of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes
      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax and valuation allowance amounts during the period. In 2003 we recorded an income tax benefit of $42.5 million related to the reversal of a valuation allowance against deferred tax assets. In accordance with SFAS No. 109, we determined that, based on our historical operating performance and reasonably expected future performance, we would be able to utilize most of our net deferred tax asset. In 2004 we reestablished the valuation allowance and recorded an income tax expense of $58.5 million. Based on the results of our operations in 2004 and based on our revised projections, we now believe that it is more likely than not that the deferred tax assets will not be realized through future operations.

Allowance for Doubtful Accounts
      Our management must make estimates of allowances for potential future uncollectible amounts related to current period revenues of our products and services. Our allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of December 31, 2004 and 2003, our allowance for doubtful accounts was $1.4 million and $1.2 million, respectively.

Red Storm Loss Reserves
      As noted in our revenue recognition policy, revenue from our Red Storm development project is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. During 2004, we adjusted our estimate of total estimated costs and now expect to incur a loss on this contract. As of December 31, 2004, our estimated cumulative loss is $7.6 million, which is included within accrued liabilities in the December 31, 2004 balance sheet.

Recent Accounting Pronouncements
      In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion set forth in ARB No. 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined the impact of the adoption of SFAS No. 151 on the Company’s financial position or results of operations.
      In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost should be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including employee share options, performance-based awards and employee stock purchase plans. SFAS No. 123(R) is effective for us as of July 1, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma disclosure in the Notes to the Consolidated Financial Statements.
Results of Operations
Revenue

Product Revenue
      We recorded product revenue of $99.2 million in 2004, $175.0 million in 2003 and $76.5 million in 2002. Product revenue represented 67% of total revenue for 2004, compared to 74% in 2003 and 49% in 2002. The decline in product revenue in 2004 was primarily due to limited Cray X1 system sales and lower than planned revenue on the Red Storm contract. In 2004 we recognized approximately $52.8 million of revenue for the Red Storm and Cascade development projects with the remaining product revenue primarily relating to Cray X1 system sales. We were unable to recognize revenue on deliveries of Cray X1E and Cray XT3 systems made late in the fourth quarter. The growth in product revenue in 2003 was principally due to the availability of the Cray X1 system for the entire year as well as contributions from the Red Storm and Cascade projects; in 2003 we recognized approximately $19.6 million of revenue for the Red Storm and Cascade projects, with the remaining primarily due to Cray X1 system sales. Product revenue in 2002 related principally to products we no longer market with approximately $14.7 million due to early Cray X1 system sales and approximately $3.7 million from the Red Storm and Cascade projects.
      We expect product revenue to grow in 2005 in both absolute amounts and as a percentage contribution to total revenue. This revenue growth depends on sales of our three new products — Cray X1E, Cray XT3 and Cray XD1 systems — with expected total revenue from our Red Storm and Cascade projects of approximately $25 to $30 million. We expect our product revenue to vary significantly from quarter to quarter due to the product ramp-up for each of our products in the first part of 2005 as well as the uncertainty as to the timing of revenue recognition for several large transactions.

Service Revenue
      We recorded service revenue of $49.9 million, including revenue from maintenance services of $42.3 million in 2004, compared to service revenue of $62.0 million in 2003 and $78.6 million in 2002. Service revenue represented 33% of total revenue for 2004, 26% for 2003 and 51% in 2002. The increase in percentage contribution to total revenue, despite the decline in the amount of service revenue, is due to the steeper decline in 2004 product revenue. The decline in percentage contribution between 2003 and 2002 is due to the significant increase in product revenue in 2003 from sales of the Cray X1 system and the contributions from the Red Storm and Cascade projects, as well as the decline in maintenance revenue.
      Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect maintenance service revenue to continue to decline slightly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. In addition, we expect that our newer products will require less hardware maintenance than our historic vector systems, which will affect adversely the rate of service revenue growth.

Operating Expenses
      Cost of Product Revenue. We recorded cost of product revenue of $107.3 million in 2004, $97.4 million in 2003 and $41.2 million in 2002. Our cost of product represented 108% of product revenue in 2004, compared to 56% in 2003 and 54% in 2002. Revenue for 2004, 2003 and 2002 includes $498,000, $316,000 and $5.9 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis. Cost of product revenue in 2004 was adversely affected by inventory write-downs of $8.0 million, a $7.4 million reserve for estimated additional costs to be incurred in completing the Red Storm project, a $1.0 million adjustment for unabsorbed manufacturing overhead relating to lower than planned production of Cray X1 systems and by the product mix, with proportionately less revenue from the limited sales of Cray X1 systems.
      We presently estimate that we will recognize a cumulative loss of approximately $7.6 million on the Red Storm contract. In 2004, we recorded negative margin on the Red Storm contract, and we expect to record zero margin on future Red Storm revenue. The negative Red Storm margin, low margin contribution from the Cascade project, increasing margin pressure on the Cray X1 systems, and low initial margin contribution from the Cray XD1 system, which is marketed in the more competitive massively parallel processor market and had higher start-up manufacturing costs, together with the adjustments described in the preceding paragraph, eliminated overall product margins in 2004. The minimal margin contribution from the Red Storm and Cascade projects, ramp-up costs associated with each of our new products, and the competitive market pressure on our products will impact 2005 margins adversely.
      Cost of Service Revenue. We recorded cost of service revenue of $30.3 million in 2004, $40.8 million in 2003 and $42.6 million in 2002. Our cost of service revenue represented 61% of service revenue for 2004, compared to 66% in 2003 and 54% in 2002. In 2004 our cost of service revenue was favorably impacted by high margin professional service contracts, service cost reductions implemented in the fourth quarter of 2003 and the second half of 2004, and the completed amortization of legacy spare parts inventory by March 31, 2004. In 2003 and 2002 cost of service revenue was favorably impacted by a reduction in Cray T90 warranty reserves of $2.6 million and $3.8 million, respectively. As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We expect maintenance costs for the next several quarters to approximate 65% of revenue.

Research and Development
      Research and development expenses in 2004 reflect our costs associated with the development of the Cray X1E, Cray XT3, Cray XD1 systems and successor projects, including related software development, and the Cray MTA-2 to a lesser extent. Research and development expenses in 2003 and 2002 reflect our costs associated with the development of the Cray X1 system and in 2003 its enhancements and successors, and to a lesser extent, the Cray MTA-2 in both periods, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development expenses in the table below reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for research and development and services, including development of the Cray X1/ X1E systems, enhancements and successors to the Cray X1/ X1E system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected on our financial statements as cost of product revenue and the related reimbursements are recorded on our financial statements as product revenue.
      Research and development expenses for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Gross research and development	$93,776	$68,801	$48,650
Government funding	(48,646)	(31,039)	(15,789)

Net research and development	$45,130	$37,762	$32,861

      Net research and development expenditures represented 30%, 16% and 21%, of revenue in 2004, 2003 and 2002, respectively, even though we have received increased government funding each year. The higher 2004 percentage is due to lower revenue earned in 2004 and to increases in research and development expenses for most of our products and projects (including an increase of approximately $2.0 million to $2.5 million per quarter due to the OctigaBay acquisition at the beginning of the 2004 second quarter), other than for our Red Storm project. We expect that gross and net research and development expenses will decline in 2005, given the 2004 restructuring actions and completion of the Red Storm project coupled with an increase in government funding. These reductions will be offset in part by increased non-recurring engineering and other expenses related to using Texas Instruments as our foundry for certain of our future products.

Marketing and Sales
      Marketing and sales expenses were $32.1 million in 2004, $27.0 million in 2003 and $20.3 million in 2002. As a percentage of revenue, marketing and sales expenses were 21.5%, 11.4% and 13.1% in 2004, 2003 and 2002, respectively. The increase in these expenses in 2004 was primarily due to the write-off of prepaid computer access services and additional benchmarking, application and sales personnel as well as to the introduction of our three new products. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect marketing and sales expenses to decline in 2005 due to cost reductions relative to the 2004 restructuring offset in part by the introduction of Cray X1E, Cray XT3 and Cray XD1 systems and increased sales commissions due to higher sales activities.

General and Administrative
      General and administrative expenses were $16.2 million in 2004, $10.9 million in 2003 and $8.9 million in 2002. General and administrative expenses were 10.9%, 4.6% and 5.8% of revenue for 2004, 2003 and 2002, respectively. The increase in these expenses in 2004 was due primarily to consulting costs related to Sarbanes-Oxley Act of 2002 compliance and additional expenses as a result of our acquisition of Octiga Bay, including additional depreciation, insurance and utilities. We expect general and administrative expenses to decline in 2005 due to the 2004 restructuring and lesser expenditures on outside services for Sarbanes-Oxley compliance, offset in part by staff increases in our finance department.

Restructuring Charges
      Restructuring charges were $8.2 million in 2004, $4.0 million in 2003 and $1.9 million in 2002. The 2004 costs primarily represented severance expenses related to the termination of 114 employees in the United States and an additional 20 employees throughout the rest of the world in the second half of 2004. Of the 2003 amount, $3.3 million represented severance expenses related to the termination of 27 employees, primarily associated with our service activities in Europe and Japan, and the remaining $721,000 related to expensing certain technology that we no longer use. The 2002 charge represented severance expenses related to the termination of 20 employees.

Acquisition-Related Compensation Expense
      Acquisition-related compensation expense relates to deferred compensation resulting from retention agreements with key OctigaBay personnel and existing stock options held by OctigaBay employees which we assumed in the acquisition. The retention agreements expire in November 2005 and the assumed stock options vest over the next three to four years. In December 2004 we terminated the retention agreements of three key employees and accelerated the recognition of the related deferred compensation accordingly. Total acquisition-related compensation expense recognized during 2004 was $11.1 million. Subject to currency fluctuations, we expect to incur a quarterly amortization expense of approximately $800,000 per quarter through December 2005 and approximately $175,000 per quarter thereafter through April 2007.

In-Process Research and Development Charge
      As part of the acquisition of OctigaBay, we incurred an expense associated with acquired in-process research and development of $43.4 million in the second quarter of 2004.

Other Income (Expense), net
      Other expense was $699,000 in 2004, compared to other income of $1.5 million in 2003 and $3.1 million in 2002. Other expense in 2004 primarily consisted of foreign currency losses and an impairment charge related to one of our investments. Other income in 2003 primarily consisted of foreign currency gains, based on net payables/receivables situations with our foreign subsidiaries, and other income in 2002 primarily consisted of a negotiated settlement of an accrued cancellation charge on a purchase commitment.

Interest Income (Expense), net
      Interest income was $666,000 in 2004, $657,000 in 2003 and $147,000 in 2002. Interest income in 2004 was related primarily to our cash and short-term investments balances, which, on average, were consistent with the balances during 2003. The 2003 interest income reflects our increased average cash position in 2003 over 2002 following our public offering in February 2003 in which we raised $49.1 million.
      Interest expense was $301,000 in 2004, $213,000 in 2003 and $3.0 million for 2002. The interest expense for 2004 reflects approximately one month of interest on our convertible notes, one month of amortization of the related capitalized issuance costs and interest on our capital leases. The interest expense for 2003 reflects interest on our term loan for the first four months of the year and interest on our capital leases. Interest expense for 2002 was largely due to a non-cash charge of $2.1 million associated with the convertible debenture financing completed in November 2001 and $900,000 of interest paid on our term loan, line of credit and capital leases.

Taxes
      We recorded an income tax provision of $58.5 million in 2004 related to the establishment of a valuation allowance against deferred tax assets primarily consisting of accumulated net operating losses and acquisition related deferred tax assets. Under the criteria set forth in SFAS No. 109, Accounting for Income Taxes, management concluded that it was unlikely that the future benefits of these deferred tax assets would be realized. In 2003 we recorded an income tax benefit of $42.5 million as part of the reversal of a valuation allowance for deferred tax assets. In 2002 we had an income tax provision of $2.2 million, primarily relating to income taxes in foreign countries and certain states. There has been no provision for U.S. federal income taxes for any period. We have income taxes currently payable due to our operations in certain foreign countries, particularly in Canada, and in certain states where taxes are based upon capital and other non-income basis.
      As of December 31, 2004, we had tax net operating loss carryforwards of approximately $224.0 million that begin to expire in 2010 if not utilized.

Net Income (Loss)
      Net loss was $204.0 million in 2004 compared to net income of $63.2 million for 2003 and $5.4 million for 2002. The 2004 net loss included $127.1 million of significant charges consisting of an income tax expense of $58.5 million related to the recognition of a valuation allowance against deferred tax assets, a $43.4 million write-off of in-process research and development acquired as part of the OctigaBay acquisition, a $9.0 million cost adjustment recognized on the Red Storm fixed-price contract, an $8.2 million restructuring charge and an $8.0 million write-down of excess inventory. Without these significant items our net loss would have been $76.9 million.
      Net income for 2003 was favorably impacted by the net effect of two significant items: recognition of an income tax benefit for the reversal of a valuation allowance for deferred tax assets of $42.5 million which was partially offset by a $4.0 million restructuring charge. We reversed the valuation allowance based on our determination at that time that realization of these assets was more likely than not. Without these items, net income would have been $24.7 million. The improvement in 2003 net income compared to 2002, as so adjusted, was due to increased product revenue and expenditures that grew less than the revenue growth, principally net research and development expenses.
Liquidity and Capital Resources
      Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $120.6 million at December 31, 2004, compared to $122.8 million at December 31, 2003. At December 31, 2004, we had working capital of $96.0 million compared to $115.8 million at December 31, 2003. In the fourth quarter of 2004, we completed a convertible note Rule 144A offering in which we received net proceeds of $76.6 million.
      Net cash used by operating activities was $53.3 million in 2004, $9.3 million in 2003 and $8.7 million for 2002. For the year ended December 31, 2004, net operating cash was used primarily by our net operating loss and increases in inventory offset in part by increases in deferred revenue and accounts payable and decreases in accounts receivable. In 2003 net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues. For 2002 net operating cash was used primarily by increases in accounts receivable and inventory and decreases in other accrued liabilities, warranty reserve and deferred revenues.
      Net cash used by investing activities was $18.5 million in 2004, $41.2 million in 2003 and $6.0 million in 2002. For the year ended December 31, 2004, net cash used by investing activities consisted $12.5 million of capital expenditures and $6.3 million used for the acquisition of OctigaBay (which consisted of $15.9 million in cash used in connection with the acquisition netted against $9.6 million in cash we acquired from OctigaBay’s existing business), offset by net sales of $320,000 of short-term investments. In 2003 our net cash used in investing activities was primarily for purchases of short-term investments and in 2002 net cash used by investing activities consisted primarily of purchases of computers and electronic test equipment, computer software and furniture and fixtures.
      Net cash provided by financing activities was $73.4 million in 2004, $65.6 million in 2003 and $25.3 million for 2002. The 2004 net cash provided by financing activities was primarily related to our convertible note Rule 144A offering in which we received net proceeds of $76.6 million. We also received approximately $8.9 million through stock option and warrant exercises as well as through the issuance of common stock in connection with our employee stock purchase plan and our annual 401(k) match. These proceeds were offset by an increase of $11.4 million in our restricted cash balance. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $49.1 million, and $18.7 million from warrant and stock option exercises. We used $3.9 million to retire our term loan debt. In 2002 we raised $16.2 million primarily through the sale of common stock and employee option exercises, and received another $11.8 million through warrant exercises.

      Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we ramp-up production of Cray X1E, Cray XT3 and Cray XD1 systems, third-party engineering expenses, and acquisition of property and equipment. Our fiscal year 2005 capital expenditure budget for property and equipment is estimated currently at $7.4 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table is a summary of our contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due by Periods

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Development agreements	$13,979	$9,159	$4,820	$—	$—
Capital lease obligations	539	539
Operating leases	15,202	5,058	9,565	579

Total contractual cash obligations	$29,720	$14,756	$14,385	$579	$—

      At any particular time, our cash position is affected by the timing of payment for product sales, receipt of prepaid and regular maintenance payments, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter to quarter and within a quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and our operations. We experienced lower than anticipated product sales and delays in the availability of new products in 2004, and we face increased inventory purchases and higher start-up manufacturing and selling costs with the introduction of three new products in late 2004 and early 2005. Our 2004 restructuring will lower our overall operating cash expenditures after the severance and related obligations are satisfied. Until we are able to ship our new products, obtain product acceptances and receive payment, we expect to use significant working capital, particularly in the first half of the year. Meanwhile, we are focused on expense controls and working capital efficiencies to maintain adequate levels of cash within each quarter. We believe our current cash resources and cash expected to be generated in 2005 will be adequate for the next twelve months.
      Our current $15.0 million secured line of credit is used only to support outstanding letters of credit. At December 31, 2004, we had $11.4 million of outstanding letters of credit. We are required to maintain cash and short-term investment balances at least equal to the outstanding letters of credit. As such, we have designated $11.4 million of our cash as restricted cash at December 31, 2004.
      If we were to experience a material shortfall in our 2005 plan, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. The range of actions we could take includes, in the short-term, reductions in inventory purchases and commitments, obtaining a credit facility based on service revenue and seeking further financing from strategic partners and other financial sources and, on a longer-term basis, further reducing headcount-related expenses, reevaluating our global sales model, restricting or eliminating unfunded product development programs and licensing intellectual property. There can be no assurance that we would succeed in these efforts or that additional funding would be available.

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

Item 8.	Financial Statements and Supplementary Data

*	The Financial Statements are located following page 54.

QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)
      The following table presents unaudited quarterly financial information for the two years ended December 31, 2004. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

	2003				2004

For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$44,129	$61,760	$63,845	$67,228	$42,135	$21,710	$45,924	$39,415
Cost of Sales	27,956	35,187	35,339	39,652	28,336	17,066	52,961	39,239
Gross Margin	16,173	26,573	28,506	27,576	13,799	4,644	(7,037)	176
Research and Development	7,475	10,363	10,533	9,391	9,042	11,321	12,190	12,577
Marketing and Sales	5,521	6,185	6,727	8,605	7,646	8,163	8,267	8,035
General and Administrative	1,874	2,664	3,164	3,206	2,873	3,961	4,386	5,002
Restructuring Charge				4,019			7,129	1,053
Acquisition-Related Compensation Expense						2,039	2,195	6,900
In-process Research and Development						43,400
Net Income (loss)	1,197	7,858	8,463	45,730	(3,843)	(54,504)	(110,999)	(34,677)
Comprehensive Income (loss)	1,162	8,120	8,453	44,997	(3,594)	(56,607)	(106,928)	(31,527)
Net Income (loss) Per Common Share, Basic	$0.02	$0.12	$0.12	$0.63	$(0.05)	$(0.64)	$(1.27)	$(0.40)
Net Income (loss) Per Common Share, Diluted	$0.02	$0.10	$0.10	$0.56	$(0.05)	$(0.64)	$(1.27)	$(0.40)
      The in-process research and development charge in the second quarter of 2004 related to our acquisition of OctigaBay. The acquisition was accomplished pursuant to an Arrangement Agreement, dated February 25, 2004. The amortization of acquisition-related compensation expense also related to the acquisition and resulted from retention agreements with key OctigaBay personnel and from existing stock options acquired from OctigaBay employees. See “Notes to Consolidated Financial Statements.” The restructuring charge in the second half of 2004 related to severance expenses in connection with the termination of 134 employees. Net loss for the third quarter of 2004 included a $69.8 million tax charge related to the recognition of a valuation allowance against deferred tax assets.
      The restructuring charge in the fourth quarter of 2003 related to severance expenses in connection with the termination of 27 employees. Net income for the fourth quarter of 2003 included a benefit of $42.5 million related to the reversal of a valuation allowance for deferred tax assets.
      Our future operating results may be subject to quarterly fluctuations as a result of a number of factors, including the timing of deliveries and acceptances of our products. See “Business — Factors That Could Affect Future Results.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, and except for material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Internal Control Over Financial Reporting
      Pursuant to Securities Exchange Act Release No. 50754, we are delaying filing in this Annual Report on Form 10-K both Management’s Annual Report on Internal Control over Financial Reporting, required by Item 308(a) of Regulation S-K, and the related Attestation Report of the Registered Public Accounting Firm, required by Item 308(b) of Regulation S-K. We expect to file both reports within the 45-day period set forth in Condition (e) of Release No. 50754 through an amendment to this Annual Report on Form 10-K no later than April 29, 2005.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements could occur. We have not completed our testing and evaluation of our internal control over financial reporting. Our evaluation to date has revealed the following material weaknesses:

• A lack of effective detective and monitoring controls, coupled with insufficiently trained accounting personnel and management, were manifested in a number of adjustments to the financial statements for the quarter and year ended December 31, 2004, that affected various financial statement line items and resulted in differences from our previously announced financial results. The adjustments and changes arose from improper classification of accounts, incorrect account entry and lack of effective overview of decentralized operations, including review of third-party vendor contracts, leases and licenses.

• We did not maintain effective review and controls over the determination and reporting of the provision for income taxes, particularly the tax effect due to subsidiary dividend analysis, the tax effect of a correction of foreign net operating losses and adjustments to deferred taxes. These adjustments were of such magnitude they were determined to constitute material weaknesses.
      As a result of the material weaknesses discussed above, our management’s report on internal control over financial reporting, under applicable Commission rules, will conclude that our internal control over financial reporting was not effective at December 31, 2004, and our independent registered public accounting firm has advised us that their report will reach the same conclusion. Notwithstanding these conclusions, we believe that the consolidated financial statements contained in this Annual Report on Form 10-K fairly present our financial condition and results of operations for the fiscal years covered thereby in all material respects, and we have received an unqualified audit report from our independent auditors on these consolidated financial statements.
      The identification of these material weaknesses is based on our findings to date. We will be continuing our assessment of deficiencies noted so far in our testing process, including a number of deficiencies related to our general computer controls and financial application controls, and others that may be identified as we complete our testing. We expect that we and our independent auditors will identify additional material weaknesses between the date of this Annual Report and the date our amended Annual Report on Form 10-K containing Management’s Annual Report on Internal Control Over Financial Reporting is filed with the Commission.
      Based on our evaluation to date, we do not believe that the material weaknesses identified above materially impacted our financial information for prior periods, and accordingly we currently do not expect that we will be required to restate our financial statements for any prior periods.
      In the fourth quarter of 2004, both our chief financial officer and financial reporting manager separately left for other opportunities. We are actively searching for an experienced chief financial officer, and meanwhile are using consultants and our General Counsel to help fill these positions until a new chief financial officer is hired. In the first quarter of 2005 we added a director of internal audit and Sarbanes-Oxley compliance, which with the fourth quarter 2004 addition of an operations controller reduced the demands on our corporate controller. With these changes, we will institute fuller review, additional controls and institute training programs to remediate the material weaknesses described above as well as other deficiencies detected by this process. We do not expect to remediate and test the material weaknesses identified above by the end of our first quarter of fiscal 2005, however, and we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and possibly in subsequent reports filed with the Commission, that material weaknesses in our internal control over financial reporting continue to exist.
Changes in Internal Control over Financial Reporting
      The following changes in our internal control over financial reporting occurred in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Implementation of additional control procedures over various aspects of our operations, including improvements in policies and procedures for account reconciliation, separation of treasury duties, independent review of revenue recognition processes for multiple-element contracts and enhancement of controls over the accounting activities of our foreign subsidiaries by regional controllers in Asia-Pacific and Europe; and

•	Hiring of an operations controller.

Item 9B.	Other Information
      None.

PART III
      Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2005, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Company
      Information with respect to our directors may be found in the section titled “Corporate Governance” under the caption “The Board of Directors” and in the section titled “Discussion of Proposals Recommended by the Board” under the heading “Proposal 1: To Elect Nine Directors” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers may be found beginning on page 30 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the section titled “Our Common Stock Ownership” under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
      Our Board of Directors has adopted a Code of Business Conduct applicable to all of our directors, officers and employees. The Code of Business Conduct, our Corporate Governance Guidelines, charters for each of our Board committees and other governance documents may be found on our web site: http://www.cray.com under “Investors-Corporate Governance.”

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
      The information in the Proxy Statement set forth under the section “Our Common Stock Ownership” and under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information in the Proxy Statement set forth under the caption “Management Agreements and Policies” in the section “The Executive Officers” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth in the section titled “Independent Public Accountants” under the caption “Information Regarding Our Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2003 and December 31, 2004

Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 2005.

CRAY INC.

By	/s/ James E. Rottsolk

James E. Rottsolk
Chief Executive Officer and Chairman of the
Board of Directors
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on March 31, 2005.

Signature	Title

By /s/ James E. Rottsolk James E. Rottsolk	Chief Executive Officer and Chairman of the Board of Directors

By /s/ Burton J. Smith Burton J. Smith	Director

By /s/ Kenneth W. Johnson Kenneth W. Johnson	Principal Financial Officer and Principal Accounting Officer

By /s/ Daniel J. Evans Daniel J. Evans	Director

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Kenneth W. Kennedy, Jr. Kenneth W. Kennedy, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

Signature	Title

By /s/ Sally G. Narodick Sally G. Narodick	Director

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(9)

4.1	Form of Common Stock Purchase Warrants due August 30, 2006(16)

4.2	Form of Common Stock Purchase Warrants due June 21, 2009(17)

4.3	Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee(14)

10.1	2000 Non-Executive Employee Stock Option Plan(5)

10.2	2001 Employee Stock Purchase Plan(13)*

10.3	2003 Stock Option Plan(2)*

10.4	2004 Long-Term Equity Compensation Plan(15)*

10.5	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan(21)

10.6	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees(10)*

10.7	Executive Severance Policy(19)*

10.8	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)

10.9	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

10.10	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)

10.11	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000(7)

10.12	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002(3)

10.13	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)

10.14	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003(3)

10.15	Sublease Agreement between Trillium Digital Systems Canada, Ltd. and OctigBay Systems Corporation, dated as of January 13, 2003, with Consent to Subletting by and among 391102 B.C, Ltd. and Dominion Construction and Development Inc., Trillium Digital Systems Canada, Ltd., OctigaBay Systems Corporation and Intel Corporation, dated January 20, 2003, and Lease Agreement between Dominion Construction Company Inc. and 391102 B.C. Ltd., Trillium Digital Systems Canada, Ltd. and Intel Corporation, dated March 5, 2001

10.16	Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated April 10, 2003, and Related Note(8)

10.17	First Amendment to Credit Agreement between Wells Fargo Bank and the Company, dated March 5, 2004

10.18	Second Amendment to Credit Agreement between Wells Fargo Bank and the Company, dated June 7, 2004

10.19	Third Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated November 29, 2004

10.20	Fourth Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated December 15, 2004

10.21	Securities Account Control Agreement, with Addendum, by and among Wells Fargo Bank, National Association and the Company, dated as of December 15, 2004

Exhibit
Number	Description

10.22	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)

10.23	Distribution Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+

10.24	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)+

10.25	Maintenance Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+

10.26	Amendment to Maintenance Agreement between NEC Corporation and the Company, dated June 9, 2003(11)+

10.27	Letter from NEC Corporation notifying the Company that its distribution rights in North America will be non-exclusive, dated April 24, 2003(11)

10.28	Arrangement Agreement, dated as of February 25, 2004, by and among the Company, 3084317 Nova Scotia Limited and OctigaBay Systems Corporation(18)

10.29	Purchase Agreement, dated December 1, 2004, by and between the Company and Bear, Stearns & Co. Inc. as Initial Purchaser(14)

10.30	Registration Rights Agreement dated December 6, 2004, by and between the Company and Bear, Stearns & Co. Inc., as Initial Purchaser(14)

10.31	2005 Executive Bonus Plan*(20)

10.32	Form of Officer Non-Qualified Stock Option Agreement*

10.33	Form of Officer Incentive Stock Option Agreement*

10.34	Form of Director Stock Option Agreement*

10.35	Form of Director Stock Option, immediate vesting*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Rottsolk, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Johnson, Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial and Accounting Officer

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2004.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2003.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on December 10, 2004.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on August 14, 2003.

(12)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(14)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on December 7, 2004.

(15)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(16)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on September 4, 2002.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), filed on March 30, 2001.

(18)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on April 2, 2004.

(19)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on March 8, 2005.

(20)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on March 25, 2005.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), filed on April 8, 2004.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$39,773	$41,732
Restricted cash		11,437
Short-term investments, available for sale	34,570	34,253
Accounts receivable, net of allowance of $1,125 and $1,439, respectively	48,474	33,185
Inventory	43,022	71,521
Prepaid expenses and other current assets	18,932	5,225

Total current assets	184,771	197,353
Property and equipment, net	26,157	36,875
Service spares, net	4,925	3,590
Goodwill	13,344	55,644
Deferred tax asset	58,595
Intangible assets, net		6,197
Other non-current assets	3,797	9,130

TOTAL	$291,589	$308,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,553	$23,875
Accrued payroll and related expenses	19,035	14,970
Other accrued liabilities	4,135	8,214
Deferred revenue	33,233	54,246

Total current liabilities	68,956	101,305
Deferred tax liability		1,662
Other non-current liabilities		522
Notes payable		80,000
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Common Stock and additional paid in capital, par $.01 — Authorized, 150,000,000 shares; issued and outstanding, 72,812,118 and 87,348,641 shares, respectively	312,646	413,911
Exchangeable shares, no par value — Unlimited shares authorized; 0 and 570,963 shares outstanding, respectively		4,173
Deferred compensation	(105)	(4,220)
Accumulated other comprehensive income (loss)	(807)	4,560
Accumulated deficit	(89,101)	(293,124)

	222,633	125,300

TOTAL	$291,589	$308,789

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,

	2002	2003	2004

Revenue:
Product	$76,519	$175,004	$99,236
Service	78,550	61,958	49,948

Total revenue	155,069	236,962	149,184

Operating expenses:
Cost of product revenue	41,187	97,354	107,264
Cost of service revenue	42,581	40,780	30,338
Research and development	32,861	37,762	45,130
Marketing and sales	20,332	27,038	32,111
General and administrative	8,923	10,908	16,222
Restructuring charge	1,878	4,019	8,182
Acquisition-related compensation expense(1)			11,134
In-process research and development charge			43,400

Total operating expenses	147,762	217,861	293,781

Income (loss) from operations	7,307	19,101	(144,597)
Other income (expense), net	3,104	1,496	(699)
Interest income (expense), net	(2,832)	444	365

Income (loss) before income taxes	7,579	21,041	(144,931)
Income tax expense (benefit)	2,176	(42,207)	59,092

Net income (loss)	5,403	63,248	(204,023)
Other comprehensive income (loss):
Unrealized gain (loss) on investments		9	(33)
Currency translation adjustment	471	(525)	5,400

Comprehensive income (loss)	$5,874	$62,732	$(198,656)

Basic net income (loss) per common share	$0.11	$0.94	$(2.45)

Diluted net income (loss) per common share	$0.10	$0.81	$(2.45)

Weighted average shares outstanding — basic	47,969	67,098	83,387

Weighted average shares outstanding — diluted	54,417	77,861	83,387

(1)	Acquisition-related compensation expense is allocated as follows (see Note 18):

	Years Ended December 31,

	2002	2003	2004

Research and development			$5,068
Marketing and sales			2,837
General and administrative			3,229

			$11,134

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
	and Additional		Exchangeable				Accumulated
	Paid In Capital		Shares				Other
							Comprehensive
	Number		Number		Deferred	Accumulated	Income
	of Shares	Amount	of Shares	Amount	Compensation	Deficit	(Loss)	Total

BALANCE, January 1, 2002	42,408	$173,318				$(157,752)	$(762)	$14,804
Common stock issued, less issuance costs of $973	4,881	12,927						12,927
Convertible debentures converted to common stock, less issuance costs of $398	3,957	8,902						8,902
Issuance of shares under Employee Stock Purchase Plan	408	1,317						1,317
Issuance of shares under Company 401(k) Plan	257	568						568
Common stock issued for accrued interest on convertible debentures	182	670						670
Exercise of stock options	530	1,413						1,413
Exercise of warrants, less issuance costs of $545	3,627	11,759						11,759
Warrants issued for consulting services		230						230
Compensation expense on related party notes		151						151
Other comprehensive income:
Cumulative currency translation adjustment							471	471
Net income						5,403		5,403

BALANCE, December 31, 2002	56,250	211,255				(152,349)	(291)	58,615
Common stock issued, less issuance costs of $3,165	7,355	42,500						42,500
Exercise of underwriter over-allotment option	1,125	6,559						6,559
Common stock issued in conversion of Series A Preferred stock	3,269	24,946						24,946
Issuance of shares under Company 401(k) Plan	76	550						550
Issuance of shares under Employee Stock Purchase Plan	243	1,646						1,646
Exercise of stock options	2,752	12,019						12,019
Exercise of warrants, less issuance costs of $397	1,722	6,665						6,665
Issuance of restricted stock	20	180			$(180)
Compensation expense on restricted stock					75			75
Tax benefit on non-qualified stock options		6,326						6,326
Other comprehensive income:
Unrealized gain on available for sale investments							9	9
Cumulative currency translation adjustment							(525)	(525)
Net income						63,248		63,248

BALANCE, December 31, 2003	72,812	312,646			(105)	(89,101)	(807)	222,633
Common stock issued in acquisition of OctigaBay	7,382	56,756						56,756
Exchangeable shares issued in acquisition of OctigaBay			3,158	$24,207				24,207
Deferred compensation related to acquisition of OctigaBay	179	1,190	1,682	11,185	(14,599)			(2,224)
Exchangeable shares converted into common shares	4,269	31,219	(4,269)	(31,219)
Acquisition-related compensation expense					11,134			11,134
Fair value of OctigaBay options acquired		2,579						2,579
Issuance of shares under Employee Stock Purchase Plan	404	1,796						1,796
Exercise of stock options	876	2,841						2,841
Issuance of shares under Company 401(k) plan	94	645						645
Exercise of warrants, less issuance costs of $191	1,279	3,634						3,634
Common stock issued for bonus	54	374						374
Compensation expense on restricted stock					105			105
Compensation expense on modification of stock options		196						196
Compensation expense on stock options issued to contractors		35						35
Other comprehensive income:
Unrealized loss on available for sale investments							(33)	(33)
Cumulative currency translation adjustment					(755)		5,400	4,645
Net loss						(204,023)		(204,023)

BALANCE, December 31, 2004	87,349	$413,911	571	$4,173	$(4,220)	$(293,124)	$4,560	$125,300

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2003	2004

Operating activities:
Net income (loss)	$5,403	$63,248	$(204,023)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	15,364	15,860	16,836
Acquisition-related compensation expense			11,134
In-process research and development charge			43,400
Loss (gain) on disposal of assets	(38)	231
Interest paid through issuance of common stock	670
Amortization of beneficial conversion feature of notes payable	1,127
Inventory write-down			7,991
Compensation expense on related party notes	151
Other stock-based compensation	230		710
Tax benefit on stock options		6,326
Deferred income taxes	480	(48,996)	59,188
Cash provided (used) by changes in operating assets and liabilities, net of the effects of the OctigaBay acquisition:
Accounts receivable	(6,434)	(18,553)	15,471
Inventory	(8,442)	(27,084)	(46,921)
Prepaid expenses and other assets	(3,005)	(11,893)	11,898
Service spares	(121)	(180)	(58)
Long-term receivable	550
Accounts payable	1,932	(678)	9,609
Accrued payroll and related expenses	3,612	3,786	(4,257)
Other accrued liabilities	(15,685)	(6,158)	4,673
Deferred revenue	(4,483)	14,828	21,048

Net cash used by operating activities	(8,689)	(9,263)	(53,301)
Investing activities:
Sales/maturities of short-term investments		14,563	68,635
Purchases of short-term investments		(49,133)	(68,318)
Proceeds from sale of property and equipment	46
Acquisition of OctigaBay, net of cash acquired			(6,270)
Purchases of property and equipment	(6,038)	(6,599)	(12,518)

Net cash used by investing activities	(5,992)	(41,169)	(18,471)
Financing activities:
Decrease (increase) in restricted cash	353		(11,437)
Sale of common stock, net of issuance costs	12,927	42,500
Proceeds from issuance of common stock through Employee Stock Purchase Plan and Company 401(k) plan	1,885	2,196	2,441
Proceeds from exercise of options	1,413	18,653	2,841
Proceeds from exercise of warrants	11,759	6,665	3,634
Proceeds from issuance of convertible debenture notes			80,000
Debt issuance costs			(3,376)
Principal payments on term loan	(2,142)	(3,929)
Principal payments on bank note	(485)	(215)
Principal payments on capital leases	(375)	(241)	(742)

Net cash provided by financing activities	25,335	65,629	73,361

Effect of foreign exchange rate changes on cash and cash equivalents	885	660	370

Net increase in cash and cash equivalents	11,539	15,857	1,959
Cash and cash equivalents
Beginning of period	12,377	23,916	39,773

End of period	$23,916	$39,773	$41,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$944	$213	$153
Cash paid for income taxes	1,381	2,741	590
Non-cash investing and financing activities:
Inventory transfers to fixed assets and spares	595	8,095	11,281
Note payable converted to common stock	9,300
Preferred stock converted to common stock		24,946
Shares issued in acquisition			83,542
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS
      Cray Inc. (“Cray” or the “Company”) designs, develops, markets and services high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical mainframe computer systems and address the world’s most challenging computing problems for government, industry and academia. The Company is currently in transition from a single product, Cray X1, to three new products — Cray X1E, which has significantly increased processor speed and capability; Cray XT3, a product line based on the Red Storm system which was developed for Sandia National Laboratories pursuant to a long-term development contract; and Cray XD1, a balanced, high-bandwidth system acquired from OctigaBay Systems Corporation.
      In 2004 the Company incurred a net loss of $204.0 million and used $53.3 million in cash by operating activities and $18.5 million by investing activities. In December 2004 the Company raised net proceeds of $76.6 million from the sale of convertible senior subordinated notes. Management expects to use significant working capital, particularly in the first half of 2005, primarily to fund growth in inventory until product shipments and acceptances and receipt of payment. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2005 will be adequate for the next twelve months. If the Company were to experience a material shortfall in its plans, however, it would pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments, and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event its financial resources became insufficient.

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
Business Combinations
      Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. The valuation of the shares issued is based on a seven-day stock price average using the measurement date and three days prior to and after this date. If the Company issued a public announcement of the acquisition, the measurement date is the date of such announcement. If the purchase consideration is based on a formula, the measurement date is based on the requirements in Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. If no public announcement was made and a formula is not used in determining the purchase consideration, then the measurement date is the date of purchase.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Concentration of Credit Risk
      The Company currently derives the majority of revenues from sales of products and services to U.S. government agencies or commercial customers primarily serving the U.S. government. See Note 16 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent credit risk.
      As of December 31, 2004, accounts receivable included $14.9 million due from a single customer.
Accounts Receivable
      Accounts receivable is primarily composed of amounts due from government funded research and development projects and amounts contractually due from customers for products and services.
Fair Values of Financial Instruments
      The Company had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their fair value based on the short-term nature of these financial instruments, or borrowing rates currently available to the company. Short-term investments are recorded at their fair value.
Inventories
      Inventories are valued at the lower of cost (first-in, first-out) or market. The Company regularly evaluates the technological usefulness of various inventory components and the expected use of the inventory. When it is determined that previously inventoried components do not function as intended in a fully operational system, or quantities on hand are in excess of requirements, the costs associated with these components are written off.
Property and Equipment, net
      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight to 25 years for buildings

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and land improvements. Equipment under capital leases is depreciated over the lesser of the lease term or its estimated useful life. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use are capitalized and depreciated over their estimated useful lives, generally four years.
      In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs associated with the implementation of software obtained for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized approximately $0.8 million, $1.1 million and $0 of costs associated with computer software obtained for internal use during the years ended December 31, 2004, 2003 and 2002, respectively.
Service Spares
      Service spares are primarily utilized to fulfill the Company’s service obligations related to the Cray product line. The cost of service spares is allocated as the related assets are used in service.
Goodwill
      In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis as of January 1, and between annual tests if indicators of potential impairment exist, using a fair-value based approach. No impairment of goodwill has been identified during any of the periods presented. However, in 2003, the Company decreased goodwill by $9.3 million due to the reversal of the valuation allowance against the deferred tax asset. See Note 8 — Goodwill.
Intangible Assets, net
      As part of the OctigaBay Systems Corporation acquisition (see Note 18 — OctigaBay Acquisition) the Company purchased core technology which will be amortized over five years, resulting in a charge to cost of product of approximately $336,000 per quarter through the first quarter of 2009, subject to currency fluctuations.
Impairment of Long-lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairments were recorded during 2004 or 2002. During 2003, the Company recorded an impairment loss of $1.1 million on certain inventory and fixed assets related to the MTA product line, of which $343,000 was included in cost of product sales and $721,000 was included in restructuring expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Revenue Recognition
      The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, the Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.
      Product. The Company recognizes revenue based upon product line, as follows:

•	Cray X1/ X1E and XT3 Product Line: The Company generally recognizes revenue from product sales upon customer acceptance and when there are no unfulfilled Company obligations that affect the customer’s final acceptance. A customer-signed Notice of Acceptance or similar document is required from the customer prior to revenue recognition.

•	XD1 Product Line: The Company generally recognizes revenue from product sales of Cray XD1 systems upon shipment to or delivery to the customer, depending upon contract terms. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when there are no unfulfilled Company obligations.
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
      Revenue from contracts structured as operating leases is recorded as earned over the lease terms.
      Service: Service revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Funds from maintenance contracts that are paid in advance are recorded as deferred revenue. High-performance computing service revenue is recognized as the services are rendered.
      Multiple-Element Arrangements. The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services and/or software. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The fair value of the elements, or for residual method calculations the undelivered element, is established;

•	The functionality of the delivered elements are not dependent on the undelivered elements; and

•	Delivery of the delivered element represents the culmination of the earnings process.
      If all of the criteria are not met, revenue is deferred until delivery of the last element.
Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation
      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock option and purchase plans. Had compensation cost for the Company’s stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2002, 2003, and 2004 would have been the pro forma amounts indicated below (in thousands):

	2002	2003	2004

Net income (loss), as reported	$5,403	$63,248	$(204,023)
Add:
Stock-based compensation included in reported net income (loss)	151	75	11,844
Less:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(13,332)	(10,207)	(19,423)

Pro forma net income (loss)	$(7,778)	$53,116	$(211,602)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Basic and diluted net income (loss) per common share for the years ended December 31 are as follows:

	2002	2003	2004

Basic:
As reported	$0.11	$0.94	$(2.45)
Pro forma	$(0.16)	$0.79	$(2.54)
Diluted:
As reported	$0.10	$0.81	$(2.45)
Pro forma	$(0.16)	$0.68	$(2.54)
      The weighted average Black-Scholes value of options granted under the stock option plans during 2002, 2003 and 2004 was $2.90, $8.43 and $3.75, respectively. Fair values were estimated as of the dates of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 95%, 84% and 82% for 2002, 2003 and 2004, respectively, risk-free interest rate of 3.8%, 4.3%, and 4.2% for 2002, 2003 and 2004, respectively, and an expected term of 8.2 years for 2002, 7.1 years for 2003 and 6.9 years for 2004.
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
      In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, deferred compensation includes the unamortized intrinsic value of vested and unvested options assumed in the April 2004 acquisition of OctigaBay. For this acquisition, the Company measured the intrinsic value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the underlying common stock based on the quoted price of the Company’s common stock at the date the options were assumed. See Note 18 — OctigaBay Acquisition.
Reclassifications
      Certain prior-year amounts have been reclassified to conform with the current-year presentation.
Earnings (Loss) Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options as computed under the treasury stock method and the conversion of the preferred stock under the if-converted method (for 2002 only).

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following data show the amounts used in computing the weighted average number of shares of potentially dilutive common stock (in thousands):

	Years ended December 31,

	2002	2003	2004

Weighted average number of shares used in basic EPS	47,969	67,098	83,387
Effect of dilutive securities:
Stock options and warrants	3,323	10,763
Convertible preferred stock	3,125

Weighted average number of common shares and potentially dilutive common stock used in diluted EPS	54,417	77,861	83,387

Potentially dilutive securities excluded from computations because they are anti-dilutive	19,022	8,654	36,300

Segment Information
      The Company has organized and managed its operations in a single operating segment providing global sales and service of high performance computers. See Note 16 — Segment Information.
Warranty Reserve
      The Company does not accrue for a general warranty reserve but instead, provides warranty-type services under its maintenance contracts. Maintenance contracts are either sold separately to customers or are included as part of multiple element arrangements.
      Certain components in the T90 vector computers manufactured by SGI prior to the Company’s April 2000 acquisition of the Cray Research operations had an unusually high failure rate. The cost of servicing the Cray T90 computers has historically exceeded the related service revenues. Included in warranty reserves at December 31, 2003 and 2004 is an accrual of $586,000 and $0, respectively, for estimated losses on service contracts covering the T90 product line.
      A summary of the warranty reserve, including the T90 warranty reserve, is as follows (in thousands):

	Balance			Balance
	January 1,	2002	2002	December 31,
	2002	Additions	Deductions	2002

Warranty Reserve	$15,053	$354	$(9,808)	$5,599

	Balance			Balance
	January 1,	2003	2003	December 31,
	2003	Additions	Deductions	2003

Warranty Reserve	$5,599	$380	$(5,324)	$655

	Balance			Balance
	January 1,	2004	2004	December 31,
	2004	Additions	Deductions	2004

Warranty Reserve	$655	$—	$(655)	$—

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
      In November 2004 the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion set forth in ARB No. 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adopting SFAS No. 151.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost should be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including employee share options, performance-based awards and employee stock purchase plans. SFAS No. 123(R) will be effective for the Company as of July 1, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the Stock-Based Compensation section above.

NOTE 3	SHORT-TERM INVESTMENTS
      As of December 31, 2004, the Company’s short-term investments consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Commercial paper	$1,294			$1,294
U.S. government and agency securities	18,026	$3	$(9)	18,020
Asset-backed securities	2,515		(2)	2,513
Corporate notes and bonds	12,442		(16)	12,426

Total short-term investments	$34,277	$3	$(27)	$34,253

      As of December 31, 2003, the Company’s short-term investments consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Commercial paper	$4,243			$4,243
U.S. government and agency securities	16,820	$6		16,826
Asset-backed securities	4,303	2	$(9)	4,296
Corporate notes and bonds	9,195	10		9,205

Total short-term investments	$34,561	$18	$(9)	$34,570

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized gains (losses) for the years ended December 31, 2002, 2003 and 2004 were immaterial. Investments at December 31, 2004 mature as follows (in thousands):

2005	$28,777
2006	2,963
2007	1,256
2008	1,257

$34,253

NOTE 4	ACCOUNTS RECEIVABLE, NET
      A summary of accounts receivable is as follows (in thousands):

	December 31,

	2003	2004

Trade accounts receivable	$31,838	$23,737
Unbilled receivables	8,098	6,770
Government funding pass-through	5,828	4,015
Advance billings	3,835	102

	49,599	34,624
Allowance for doubtful accounts	(1,125)	(1,439)

Accounts receivable, net	$48,474	$33,185

	Balance			Balance
	January 1,	2002	2002	December 31,
	2002	Additions	Deductions	2002

Allowance for doubtful accounts	$936	$334	$(172)	$1,098

	Balance			Balance
	January 1,	2003	2003	December 31,
	2003	Additions	Deductions	2003

Allowance for doubtful accounts	$1,098	$113	$(86)	$1,125

	Balance			Balance
	January 1,	2004	2004	December 31,
	2004	Additions	Deductions	2004

Allowance for doubtful accounts	$1,125	$373	$(59)	$1,439

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	PROPERTY AND EQUIPMENT, NET
      A summary of property and equipment is as follows (in thousands):

	December 31,

	2003	2004

Land	$131	$131
Building	9,017	9,590
Furniture and equipment	7,589	8,971
Computer equipment	47,745	66,305
Leasehold improvements	3,183	3,854

	67,665	88,851
Accumulated depreciation	(41,508)	(51,976)

Property and equipment, net	$26,157	$36,875

NOTE 6	INVENTORY
      A summary of inventory is as follows (in thousands):

	December 31,

	2003	2004

Components and subassemblies	$16,916	$24,615
Red Storm inventory	1,698	1,839
Work in process	14,178	17,702
Finished goods	10,230	27,365

	$43,022	$71,521

      Revenue for 2002, 2003, and 2004 includes $5.9 million, $316,000, and $498,000, respectively, from the sale of obsolete inventory recorded at a zero cost basis.
      During 2004, the Company wrote off $8.0 million of inventory, primarily related to the Cray X1 system. The Company did not write off any inventory during 2002 or 2003.
      As of December 31, 2003 and 2004, total inventory included $10.2 million and $27.4 million, respectively, of inventory located at customer sites pending customer acceptance.

NOTE 7	SERVICE SPARES, NET
      A summary of service spares is as follows (in thousands):

	December 31,

	2003	2004

Service spares	$26,977	$29,899
Accumulated depreciation	(22,052)	(26,309)

Service spares, net	$4,925	$3,590

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	GOODWILL
      On April 1, 2004, the Company completed its acquisition of OctigaBay Systems Corporation. See Note 18 — OctigaBay Acquisition. As part of the acquisition, the Company recorded $38.8 million of goodwill. The following table provides information about activity in goodwill for the twelve months ended December 31, 2003 and 2004, respectively (in thousands):

	Years Ended
	December 31,

	2003	2004

Goodwill, at January 1	$22,680	$13,344
Acquisition		38,836
Foreign currency translation adjustments		3,464
Other adjustments	(9,336)

Goodwill, at December 31	$13,344	$55,644

      In 2003, the Company decreased goodwill by $9.3 million due to the reversal of a valuation allowance against the Company’s deferred tax asset. As discussed in Note 12 — Income Taxes, in 2004 the Company re-established a full valuation allowance against its deferred tax assets.

NOTE 9	DEFERRED REVENUE
      Deferred revenue consisted of the following (in thousands):

	December 31,

	2003	2004

Deferred product revenue	$2,230	$37,519
Deferred service revenue	21,726	16,606
Deferred Red Storm revenue	9,136
Other deferred revenue	141	121

Total	$33,233	$54,246

      Deferred revenue as of December 31, 2004 includes $23.6 million of deferred product revenue not expected to be realized until 2006. The Company considers this balance to be a current liability as the customer has contractual cancellation rights. No such amounts were included in deferred revenue as of December 31, 2003.

NOTE 10	RELATED PARTY TRANSACTIONS
      During 1997, the Company issued full recourse notes for $345,000 related to the exercise of employee stock options. These notes had an original maturity of twelve months from date of issuance and were secured by a stock pledge agreement. The notes were reissued several times and were last due on December 31, 2004. The notes bear interest at a rate of 2.5% per year. Given the uncertainty related to collectibility, the notes were fully reserved in 2001. In 2002, the Company and the employees to whom these notes were issued agreed that the Company would forgive 50% of the outstanding principal balance of the notes if the employees remained employed by the Company through December 31, 2002, and the remaining 50% of the outstanding principal balance if they remain employed by the Company through December 31, 2004, with 25% to be forgiven at the end of 2003 and 2004, respectively. Two of the loans totaling $45,000 were forgiven on December 31, 2004 and the third loan was extended until January 1, 2005. The amount forgiven on that date was $49,000. The related stock options were considered variable in nature in 2002 given that the employees had then pledged their

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of common stock as security for the notes. The Company accordingly recorded compensation expense of $151,000 for the year ended December 31, 2002, related to the shares of common stock securing these notes. In February 2003, the Company released the pledged common shares as security for the notes.
      The Company paid fees related to private debt and equity placements to a company whose Chairman, Chief Executive Officer and principal shareholder was one of the Company’s directors until February 2002. Amounts incurred for the year ended December 31, 2002, totaled $973,000.

NOTE 11	COMMITMENTS AND CONTINGENCIES
      The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company has acquired computer and other equipment in the amount of $5.0 million for which $2.6 million and $4.0 million of accumulated depreciation was recorded as of December 31, 2003, and 2004, respectively.
      Rent expense under leases accounted for as operating leases in 2002, 2003, and 2004 was $3.7 million, $3.9 million and $4.2 million, respectively.
      Minimum contractual commitments as of December 31, 2004, were as follows (in thousands):

	Capital	Operating	Development
	leases	leases	agreements

2005	$539	$5,058	$9,159
2006		4,152	2,750
2007		2,936	2,027
2008		2,477	43
2009		579

	539	$15,202	$13,979

Less amounts representing interest	(8)

	$531

NOTE 12	INCOME TAXES
      As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $224 million and federal research and experimentation tax credit carryforwards of approximately $4.7 million. The net operating loss carryforwards will expire from 2010 through 2022, if not utilized.
      Income (loss) before provision for income taxes consisted of (in thousands):

	Year ended December 31,

	2002	2003	2004

United States	$5,124	$31,202	$(89,319)
International	2,455	(10,161)	(55,612)

	$7,579	$21,041	$(144,931)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes related to operations consists of the following (in thousands):

	Years ended December 31,

	2002	2003	2004

Federal:
Current		$134
Deferred		(42,012)	$61,906
State:
Current	$343	(44)
Deferred		(482)	(3,466)
Foreign:
Current	1,353	294	581
Deferred	480	(97)	71

Total provision (benefit) for income taxes	$2,176	$(42,207)	$59,092

      The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate.

	2002	2003	2004

Federal statutory income tax rate	35.0%	35.0%	(35.0)%
State taxes	3.0	2.2	(2.4)
Impact of change in state rate	5.8	(1.4)
Foreign taxes	1.2	(5.2)	(0.3)
IPR&D write off			10.8
Permanent differences			3.9
Foreign tax credit			(0.3)
R&D tax credit		(5.3)	(1.1)
Other	0.4	1.2	0.1
Effect of change in valuation allowance on deferred tax assets	(16.7)	(227.1)	65.1

Effective income tax rate	28.7%	(200.6)%	40.8%

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2004

Assets
Current
Warranty reserve	$254
Inventory	46	$2,714
Accrued compensation	2,689	2,731
Deferred service revenue	1,844	1,452

Gross current deferred tax assets	4,833	6,897
Valuation allowance	(453)	(6,848)

Net current deferred tax assets	4,380	49

Long Term
Fixed assets	1,819	1,724
Research and experimentation	3,177	4,721
Net operating loss carryforwards	54,768	87,764
Accrued restructuring charge		801
Other	65	568

Gross long-term deferred tax assets	59,829	95,578
Valuation allowance	(5,614)	(94,909)

Net long-term deferred tax assets	54,215	669

Total net deferred tax assets	$58,595	$718

Liabilities
Current
Other		(173)
Long-Term
Fixed assets		(2,028)
Other		(179)

Gross long-term deferred tax liabilities		(2,207)

Total deferred tax liabilities	0	(2,380)

Net deferred tax asset (liability)	$58,595	$(1,662)

      In 2004 the Company recorded an income tax expense of $58.5 million related to establishing a valuation allowance against deferred tax assets consisting of accumulated net operating losses. Under the criteria set forth in SFAS No. 109, Accounting for Income Taxes, the Company concluded that, given its cumulative losses over the past three years, the valuation allowance was appropriate. Once the Company has been profitable for an extended period and the Company is able to then conclude, under the criteria of SFAS No. 109, that the valuation allowance is no longer appropriate in part or in full, it would then reduce or eliminate the valuation allowance and record a tax benefit.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2003 the Company recorded an income tax benefit of $42.5 million. In the fourth quarter of 2003, management determined that, based on its historical operating performance and reasonably expected future performance at that time, the Company expected to be able to utilize most of its net deferred tax asset and therefore reduced the valuation allowance by approximately $58.5 million.
      The net change in the valuation allowance during the years ended December 31, 2002, 2003 and 2004 was an increase of $821,000, a decrease of $58.5 million and an increase of $95.6 million, respectively.

NOTE 13	NOTES PAYABLE
      In December 2004 the Company issued $80 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (Notes) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.00%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024.
      The Notes are convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 207.2002 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $4.83 per share of common stock (subject to adjustment in certain events). Upon conversion of the Notes, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.
      The Notes are general unsecured senior subordinated obligations, ranking junior in right of payment to the Company’s existing and future senior indebtedness, equally in right of payment with the Company’s existing and future indebtedness or other obligations that are not, by their terms, either senior or subordinated to the Notes and senior in right of payment to the Company’s future indebtedness that, by its terms, is subordinated to the Notes. In addition, the Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all creditors of the Company’s subsidiaries.
      Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of December 31, 2004, none of the conditions for conversion of the Notes were satisfied.
      The Company may, at its option, redeem all or a portion of the Notes for cash at any time on or after December 1, 2007 and prior to December 1, 2009 at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest plus a make whole premium of $150.00 per $1,000 principal amount of Notes, less the amount of any interest actually paid or accrued and unpaid on the Notes prior to the redemption date, if the closing sale price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in the 30-trading day period ending on the trading day prior to the date of mailing of the redemption notice. On or after December 1, 2009, the Company may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, 2014, and 2019, or upon the occurrence of certain events provided in the indenture governing the Notes.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized to interest expense over the five-year period from December 2004 through November 2009. The unamortized balance of these costs is included in other non-current assets in the accompanying consolidated balance sheets.
      The Company’s $25.0 million revolving line of credit with Wells Fargo Bank expired on April 29, 2004. Subsequent to April 29, 2004, the Company was granted extensions of the line of credit through December 1, 2004, with no material changes to the terms and conditions. Subsequent to December 1, 2004, the Company negotiated a $15.0 million secured credit facility with Wells Fargo Bank which is used only to support outstanding letters of credit. At December 31, 2004, the Company had $11.4 million of outstanding letters of credit. The Company is required to maintain cash and short-term investment balances at least equal to the outstanding letters of credit. As such, the Company has designated $11.4 million of its cash as restricted cash at December 31, 2004.

NOTE 14	SHAREHOLDERS’ EQUITY
      Common Stock: In the first quarter of 2003, the Company completed a public offering of 8,480,000 shares of newly issued common stock, and an additional 145,000 shares of common stock from certain selling shareholders, at a public offering price of $6.20 per share. The Company received from the offering, after underwriting discount and selling expenses, net proceeds of $49.1 million. The Company used the net proceeds for general corporate purposes.
      On April 1, 2004, the Company issued 7,560,885 shares of Cray common stock and 4,840,421 exchangeable shares in connection with the acquisition of OctigaBay Systems Corporation. See Note 18 — OctigaBay Acquisition.
      Preferred Stock: The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
      Convertible Debentures: In November 2001 the Company entered into debentures agreements with certain investors, under which it issued $9.3 million of aggregate convertible debentures bearing interest at 5% per annum. These debentures were all converted to common stock in December 2002 at the rate of $2.35 per share. The debentures were convertible into common stock at a discount. In conjunction with these debentures, the Company issued warrants to purchase 367,590 shares of its common stock at $4.4275 per share. The warrants expired on November 8, 2004. Upon issuance, the Company allocated $318,000 of the proceeds to the warrants based on their fair value, as determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.76%, an expected life of 3 years, volatility of 98% and no dividends. In accordance with EITF Issue No. 00-27, the Company also recorded a discount related to a beneficial conversion feature in the amount of $876,000. The total discount of $1,194,000, representing the total of the fair value of the warrants and the beneficial conversion feature, was being amortized as interest expense over the related term of the debentures. In connection with the conversion of the debentures to common stock in December 2002, the Company recorded as interest expense the remaining unamortized balance of the beneficial conversion feature portion of the discount and recorded the remaining unamortized balance of $398,000 as an offset to paid-in capital. Total amortization expense was $1.1 million for the year ended December 31, 2002.
      In connection with the conversion of all the debentures in December 2002, the Company issued to the holders of the debentures an aggregate of 3,973,935 shares of common stock.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shareholder Warrants: At December 31, 2004, the Company had outstanding and exercisable warrants to purchase an aggregate of 5,439,850 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per share	Date of Warrants

5,801	$6.00	November 8, 2005
524	$6.00	May 21, 2006
294,117	$4.50	September 3, 2006
5,139,408	$2.53	June 21, 2009

5,439,850

      Stock Option Plans: The Company has stock option plans that provide for option grants to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.
      A summary of Cray’s stock option activity and related information follows:

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, January 1, 2002	10,990,772	$4.68	4,936,938	$5.59
Granted	4,742,908	3.38
Exercised	(529,125)	2.61
Canceled	(1,823,953)	2.79

Balance, December 31, 2002	13,380,602	4.52	6,811,975	5.36

Granted	1,637,465	9.63
Exercised	(2,759,187)	4.37
Canceled	(118,748)	4.07

Balance, December 31, 2003	12,140,132	5.23	7,380,453	5.14

Granted	4,019,830	4.59
Exercised	(875,856)	3.23
Canceled	(999,715)	5.52

Balance, December 31, 2004	14,284,391	$5.16	8,857,598	$5.01

Available for grant at December 31, 2004	6,527,948

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable options by price range as of December 31, 2004, are as follows:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Price	Number	Remaining	Exercise	Number	Exercise
Per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.35 – $ 3.00	2,881,903	6.7	$2.23	2,091,351	$2.27
3.01 – 6.00	6,516,450	6.0	4.27	4,223,347	4.55
6.01 – 9.00	4,189,096	6.7	7.56	2,326,170	7.74
9.01 – 12.00	652,937	8.5	11.04	196,625	11.03
12.01 – 15.00	44,005	6.5	12.85	20,105	13.11

$ 0.35 – $15.00	14,284,391	6.5	$5.16	8,857,598	$5.01

      In 1996, the Company established an Employee Stock Purchase Plan (“1996 ESPP”). The maximum number of shares of the Company’s common stock that employees could acquire under the 1996 ESPP was 1,000,000 shares. Eligible employees were permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 1996 ESPP was the lower of (a) 85% of the fair market value of the Company’s common stock at the beginning of each six month offering period or (b) the fair market value of the common stock at the end of each six month offering period. As of December 31, 2001, a total of 988,344 shares have been issued under the 1996 ESPP. The Company replaced the 1996 ESPP with the 2001 Employee Stock Purchase Plan (“2001 ESPP”) upon shareholder approval in May 2002. The 2001 ESPP allows employees to acquire a maximum of 4,000,000 shares. The terms of the 2001 ESPP are the same as the 1996 ESPP, except that the 2001 ESPP uses three month offering periods rather than six months as used in the 1996 ESPP. As of December 31, 2003 and 2004, 644,567 and 1,048,889 shares, respectively, had been issued under the 2001 ESPP.

NOTE 15	401(k) PLAN
      The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 25% of employee contributions each calendar year. The Company matches 12.5% of employee contributions in cash 45 days after each quarter. The remaining 12.5% matching contribution is determined annually by the Board of Directors, and may be payable in cash or common stock of the Company. The Company’s matching contribution expenses were $1.1 million, $1.3 million and $1.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

NOTE 16	SEGMENT INFORMATION
      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. As of December 31, 2004, Cray operates in one business segment: global sales and service of high performance computers.
      The Company had one customer, Sandia National Laboratories, which accounted for 27% of total revenue in 2004 and one customer, Oak Ridge National Laboratory (ORNL), which accounted for 11% of total revenue in 2003. The Company had no single customer that accounted for 10% or more of total revenue

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in 2002. Accounts receivable as of December 31, 2004 included $14.9 million due from Sandia National Laboratories and as of December 31, 2003 included $1.2 million from ORNL.
      Revenue from U.S. government agencies or commercial customers primarily serving the U.S. government totaled approximately $122.1 million, $175.4 million and $107.8 million in 2002, 2003 and 2004, respectively.
      The Company’s significant operations outside the Americas include sales and service offices in Europe, the Middle East and Africa (EMEA), and Asia Pacific (Japan, Australia, Korea, China and Taiwan). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions.
      Geographic revenue and long-lived assets related to operations were as follows (in thousands):
      Twelve months ended December 31, 2002:

			Asia
	Americas	EMEA	Pacific	Total

Product revenue	$59,630	$12,857	$4,032	$76,519

Service revenue	$50,867	$20,848	$6,835	$78,550

Long-lived assets	$58,412	$1,044	$1,018	$60,474

      Twelve months ended December 31, 2003:

			Asia
	Americas	EMEA	Pacific	Total

Product revenue	$162,278	$6,463	$6,263	$175,004

Service revenue	$41,353	$14,813	$5,792	$61,958

Long-lived assets	$104,892	$1,005	$921	$106,818

      Twelve months ended December 31, 2004:

			Asia
	Americas	EMEA	Pacific	Total

Product revenue	$89,938	$4,566	$4,732	$99,236

Service revenue	$37,293	$8,102	$4,553	$49,948

Long-lived assets	$106,150	$3,324	$1,962	$111,436

NOTE 17	RESTRUCTURING CHARGES
      During 2004, the Company recognized restructuring costs of $8.2 million, including a $196,000 compensation charge related to the modification of stock options for certain individuals affected by the restructuring. The $196,000 charge was recorded directly to common stock. Substantially all of the restructuring costs represent severance expenses for 131 terminated employees. The restructuring liability is included within accrued payroll and related expenses on the accompanying consolidated balance sheets as of December 31, 2003 and 2004.
      During 2003, the Company recorded a restructuring charge of $3.3 million relating to the termination of approximately 27 employees. The $3.3 million charge did not include $721,000 of multithreaded architecture impairment charges. Substantially all of the restructuring charge incurred in 2002 represented severance expenses for terminated employees.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The liability activity related to restructuring during the years ended December 31, 2002, 2003 and 2004 is as follows (in thousands):

	2002	2003	2004

Balance, January 1	$1,702	$866	$3,069
Additional restructuring charge	1,878	3,298	8,077
Payments	(2,714)	(1,097)	(6,420)
Adjustments to previously accrued amounts			(91)
Foreign currency translation adjustment		2	55

Balance, December 31	$866	$3,069	$4,690

NOTE 18	OCTIGABAY ACQUISITION
      On April 1, 2004, the Company completed the acquisition of OctigaBay Systems Corporation (“OctigaBay”), a privately-held company located in Burnaby, British Columbia. The acquisition was accomplished pursuant to an Arrangement Agreement, dated February 25, 2004, among Cray, 3084317 Nova Scotia Limited, a Nova Scotia company and wholly-owned subsidiary of Cray, and OctigaBay. In the acquisition, the Company paid $14,925,000 in cash and issued 7,560,885 shares of Cray common stock and 4,840,421 exchangeable shares. The Company also assumed outstanding OctigaBay stock options exercisable for 740,722 shares of Cray common stock. Of the total shares issued and reserved, 1,861,000 shares were not included in the purchase price calculation because they represent repurchaseable shares that will be earned over the repurchase period. After the acquisition, the name of OctigaBay Systems Corporation was changed to Cray Canada Inc. OctigaBay was in the process of developing an innovative high-performance computing system designed to make supercomputing performance accessible to the growing community of scientific and technical computing users. The fair value of the in-process research and development (“IPR&D”) was estimated by an independent valuation using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in–process technology. The discount rate applicable to the cash flows of the products reflects the estimated stage of completion and other risks inherent in the project. The discount rate used in the valuation of IPR&D was 24.5%. The fair value of IPR&D is estimated to be $43.4 million with an estimated cost to complete of $8.0 million. The in–process technology was substantially completed in 2004. The IPR&D fair value was expensed in April 2004. The purchased intangibles consist of core technology and will be amortized over five years, resulting in a charge to cost of product of approximately $336,000 per quarter through the first quarter of 2009, subject to currency fluctuations. The allocation of the purchase price is as follows (in thousands):

Fair value of net assets acquired	$10,521
Core technology	6,700
In-process research and development	43,400
Goodwill	38,836

Net assets acquired	$99,457

      The Company recorded deferred compensation of $12.4 million resulting from retention agreements with key OctigaBay personnel and $2.2 million from existing stock options assumed in the OctigaBay acquisition. The retention agreements expire in November 2005 and the assumed stock options vest over the next three to four years. The retention agreements for three employees were terminated at the end of 2004, and the related deferred compensation of approximately $4.7 million was immediately recognized. Subject to currency fluctuations, the Company expects to incur a quarterly amortization expense of approximately $800,000 per quarter through December 2005 and approximately $175,000 thereafter per quarter through April 2007.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2003	2004

	(in thousands)
Total revenue	$236,962	$149,184

Net income (loss)	$2,095	$(210,795)

Net income (loss) per share, basic	$0.03	$(2.44)

Net income (loss) loss per share, diluted	$0.02	$(2.44)

Weighted average shares outstanding, basic	79,499	86,470

Weighted average shares outstanding, diluted	91,003	86,470

      The unaudited pro forma results of operations do not purport to present what the Company’s results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project the Company’s results of operations for any future date or period.
NOTE 19     SUBSEQUENT EVENTS
      On March 21, 2005, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans with a per share exercise price of $2.36 or greater (the last sale price on the Nasdaq National Market System for the Company’s common stock on March 21, 2005). As a result of that acceleration, options to acquire approximately 4.2 million shares of the Company’s common stock (representing approximately 30% of all outstanding options), with per share exercise prices ranging from $2.39 to $13.40, which otherwise would have vested from time to time over the next four years, became immediately exercisable, including options for 1,698,976 shares held by executive officers, with per share exercise prices ranging from $3.95 to $9.00 (other than options for 5,209 shares which otherwise would have vested in full in July 2005). Options covering a total of 344,187 shares of common stock, including 67,720 shares held by executive officers, remain subject to vesting. The vesting of options previously granted to non-employee directors was not accelerated.
      All other terms and conditions applicable to outstanding employee stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged.
      The acceleration eliminates future compensation expense that the Company would have recognized in its statement of operations with respect to these options upon the adoption of SFAS No. 123(R) on July 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cray Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Cray Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Seattle, Washington
March 31, 2005