Form 10-K/A
period 2004-12-31
CRAY INC
filed 2005-05-03
CIK 949158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2005 (the “Original Filing”) to:

•	amend and restate Item 9A to include Management’s Report on Internal Control Over Financial Reporting;

•	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting; and

•	include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

     This Amendment No. 1 is filed pursuant to SEC Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

     As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and refiled as of the date of this Form 10-K/A.

     Except for the amendments described above, this Form 10-K/A does not modify or update the other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management’s Report on Internal Control Over Financial Reporting

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria established in Internal Control — Integrated Framework issued by the

Commission of Sponsoring Organizations of the Treadway Commission (“COSO”), and concluded that we did not maintain effective internal control over financial reporting. In conducting its assessment, management performed an incomplete review of financial applications and general computer controls and tax controls and did not perform a formalized entity-level risk assessment.

     For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting at Cray Canada Inc. (formerly known as OctigaBay Systems Corporation), which was acquired on April 1, 2004. We are permitted to exclude subsidiaries that we acquired during 2004 from the 2004 internal control assessment.

     In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

1.	Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of permanent employees in key financial reporting positions, resistance to change of long-held practices developed in an entrepreneurial and trust culture, the lack of a formal program for training members of our finance and accounting group and a lack of a full evaluation of our financial system applications due to incomplete documentation and testing of key controls. Our control environment also contributed to our inability to evaluate fully our general computer controls, financial system application controls and tax controls, as described more fully below.

2.	Risk Assessment. We did not perform an entity-level risk assessment to evaluate the implications of relevant risks on financial reporting, including the impact of our diversifying business and non-routine transactions, if any, on our internal control over financial reporting. Based on the significance a sufficient entity-level risk assessment has on effective internal control over financial reporting, this represents a design deficiency and constitutes a material weakness.

3.	Segregation of Duties. We did not segregate duties in several important functions, including:

•	permitting one person the ability to receive inventory, perform cycle counts and process adjustments; and another individual to initiate and authorize the scrapping of obsolete and excess inventory;

•	permitting changes to inventory quantity information within the financial application system without appropriate review;

•	providing users access within our financial application system to areas outside of their responsibilities; and

•	permitting the creation, modification and updating of customer or vendor data without a secondary level of review or approval.

These deficiencies represent a design deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

4.	Inadequate Staffing and Training in Finance and Accounting. We have had a lack of resources and inadequate training within our finance and accounting functions. In the second half of 2004 our corporate controller was assigned primary responsibility for our Sarbanes-Oxley compliance effort and in late 2004 both our chief financial officer and financial reporting manager separately left for other opportunities, stretching our limited resources even further. Training for our accounting staff with respect to generally accepted accounting principles (“GAAP”) has been ad hoc rather than systematic. As a result of these factors, certain transactions were not recorded initially in accordance with GAAP, such as a limited number of third-party vendor contracts, leases and licenses; the capitalization of sales and use taxes on fixed assets and the internal labor component of a financial application system implementation; and appropriate period-end cut-off for “FOB Origin” inventory received shortly after the end of the period. These deficiencies represent a design deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

5.	Inadequate Oversight of Accounting Transactions. For 2004, we had insufficient processes and personnel to provide adequate oversight of financially significant transactions and determinations by our finance and accounting personnel in our offices outside of headquarters, including:

•	month-end accruals;

•	general ledger account reconciliations;

•	documentation of management review of account reconciliation;

•	critical analysis of the components of deferred revenue;

•	the creation and classification of accounts in our accounting system; and

•	the classification of costs as rolled up into financial statements.

These deficiencies represent a design deficiency in internal controls and based on misstatements requiring correction to the financial statements and the significance of proper oversight of individuals to the preparation of reliable financial statements, they constitute a material weakness.

6.	Inadequate Controls Over Journal Entry Approvals. We did not have appropriate controls around the process for recording and approving journal entries. We also noted instances where material journal entries were recorded before subsequently provided supporting documentation was prepared or reviewed by the accounting department. Instances also occurred in which journal entries were not adequately documented and reviewed. These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

7.	Complex Contract Accounting Procedures. We did not have a consistent process in place to document the significant terms of all important product sales contracts and our accounting for these contracts. We enter into a small number of high dollar amount contracts for our product sales. These contracts often contain complex terms that impact our recognition and determination of revenue (including customer rights of return, multiple elements and contingencies that can have a material impact on the recognition or deferral of revenue) and balance sheet classification of deferred revenue. In a limited number of cases, we did not evaluate and document the consideration of such terms, and until late 2004 we did not have a process for independent review of the accounting treatment and the associated revenue determinations for such contracts. These deficiencies represent a design deficiency in internal controls and based on misstatements requiring correction to the financial statements and the significance of well-trained individuals to the preparation of reliable financial statements, they constitute a material weakness.

8.	Tax Controls. Our processes for preparation and review of tax provisions were documented late and complete testing was not possible. We were unable to demonstrate through testing that such internal controls were implemented and operating as expected in 2004. The following deficiency noted in our limited testing of tax controls constitutes a material weakness: a failure to maintain effective review and controls over the determination and reporting of the provision for income taxes, particularly the tax effect due to analysis of subsidiary dividends; the tax effect of a correction of foreign net operating losses; and adjustments to deferred taxes. This deficiency represents a design deficiency and, based on misstatements requiring correction to the financial statements that impacted the income tax provision, constitutes a material weakness.

     Notwithstanding the assessment that our system of internal control over financial reporting is ineffective and the list of material weaknesses identified above, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for 2004 filed with the SEC fairly present our financial condition and results of operations for the fiscal years covered thereby in all material respects, and we received an unqualified audit report from our independent registered public accountants on those consolidated financial statements.

     Our independent registered public accountants have issued the following attestation report on our management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cray Inc.
Seattle, Washington

We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Cray Inc. and subsidiaries (the “Company”), included in the accompanying Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. As described under “Management’s Report on Internal Control Over Financial Reporting,” as permitted management excluded from its assessment the internal control over financial reporting at Cray Canada Inc. (formerly known as OctigaBay Systems Corporation), which was acquired on April 1, 2004.

Management did not complete its assessment of the effectiveness of the Company’s internal control over financial reporting, as described under “Management’s Report on Internal Control Over Financial Reporting,” because the Company did not complete the testing of controls over all relevant assertions related to significant accounts and disclosures in the financial statements. Examples of controls that were not tested include (1) controls over initiating, authorizing, recording, processing, and reporting of certain significant accounts and (2) controls, including information technology general controls, on which other controls are dependent. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout its management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of permanent employees in key financial reporting positions, the lack of a formal program for training members of the Company’s finance and accounting group, a lack of a full evaluation of the Company’s financial system applications due to incomplete documentation and testing of key controls, and the absence of a formalized entity-wide risk assessment process. This deficient control environment also contributed to the Company’s inability to complete its assessment of its general computer controls, financial system application controls and tax controls, as described more fully below.

Risk Assessment. The Company did not perform an entity-level risk assessment to evaluate the implications of relevant risks on financial reporting, including the impact of its diversifying business and non-routine transactions, if any, on its internal control over financial reporting. Based on the significance a sufficient entity-level risk assessment has on effective internal control over financial reporting, this represents a design deficiency and constitutes a material weakness.

Segregation of Duties. The Company did not segregate duties in several important functions, including:

•	permitting one person the ability to receive inventory, perform cycle counts and process adjustments; and another individual to initiate and authorize the scrapping of obsolete and excess inventory;

•	permitting changes to inventory quantity information within the financial application system without appropriate review;

•	providing users access within the financial application system to areas outside of their responsibilities; and

•	permitting the creation, modification and updating of customer or vendor data without a secondary level of review or approval.

These deficiencies represent a design deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Inadequate Staffing and Training in Finance and Accounting. The Company had a lack of resources and inadequate training within its finance and accounting functions. Training of the Company’s accounting staff with respect to generally accepted accounting principles (“GAAP”) has been ad hoc rather than systematic. As a result of these factors, certain transactions were not recorded initially in accordance with GAAP, such as a limited number of third-party vendor contracts, leases and licenses; the capitalization of sales and use taxes on fixed assets and the internal labor component of a financial application system implementation; and appropriate period-end cut-off for “FOB Origin” inventory received shortly after the period end. These deficiencies represent a design deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Inadequate Oversight of Accounting Transactions. For 2004, the Company had insufficient processes and personnel to provide adequate oversight of financially significant transactions and determinations by its finance and accounting personnel in offices outside of headquarters, including:

•	month-end accruals;

•	general ledger account reconciliations;

•	documentation of management review of account reconciliation;

•	critical analysis of the components of deferred revenue;

•	the creation and classification of accounts in the Company’s accounting system; and

•	the classification of costs as rolled up into financial statements.

These deficiencies represent a design deficiency in internal controls and based on misstatements requiring correction to the financial statements and the significance of proper oversight of individuals to the preparation of reliable financial statements, they constitute a material weakness.

Inadequate Controls Over Journal Entry Approvals. The Company did not have appropriate controls around the process for recording and approving journal entries. The Company also noted instances where material journal entries were recorded before subsequently provided supporting documentation was prepared or reviewed by the accounting department. Instances also occurred in which journal entries were not adequately documented and reviewed. These deficiencies represent an operating effectiveness deficiency in internal controls which result in more than a remote likelihood that a material error would not have been prevented or detected, and constitute a material weakness.

Complex Contract Accounting Procedures. The Company did not have a consistent process in place to document the significant terms of all important product sales contracts and its accounting for these contracts. The Company enters into a small number of high dollar amount contracts for its product sales. These contracts often contain complex terms that impact recognition and determination of revenue (including customer rights of return, multiple elements and contingencies that can have a material impact on the recognition or deferral of revenue) and balance sheet classification of deferred revenue. In a limited number of cases, the Company did not evaluate and document the consideration of such terms, and until late 2004 it did not have a process for independent review of the accounting treatment and the associated revenue determinations for such contracts. These deficiencies represent a design deficiency in internal controls and based on misstatements requiring correction to the financial statements and the significance of well-trained individuals to the preparation of reliable financial statements, they constitute a material weakness.

Tax Controls. The Company’s processes for preparation and review of tax provisions were documented late and testing was not possible. The Company was unable to demonstrate through testing that such internal controls were implemented and operating as expected in 2004. The following deficiency noted constitutes a material weakness: a failure to maintain effective review and controls over the determination and reporting of the provision for income taxes, particularly the tax effect due to analysis of subsidiary dividends, the tax effect of a correction of foreign net operating losses and adjustments to deferred taxes. This deficiency represents a design deficiency and, based on misstatements requiring correction to the financial statements that impacted the income tax provision, constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of other material weaknesses, if any, that might have been identified if we had been able to perform sufficient auditing procedures, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 31, 2005, expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Seattle, Washington
May 2, 2005

Changes in Internal Control over Financial Reporting

     In the fourth quarter of 2004, both our chief financial officer and financial reporting manager separately left for other opportunities. In the first quarter of 2005 the head of our information technology department left. We are actively searching for an experienced chief financial officer and a new director of information technology and have identified but not yet hired a financial reporting manager, and meanwhile we are using consultants, an interim head of information technology, and our General Counsel as interim chief financial officer until we fill these positions. In the fourth quarter of 2004 we added an operations controller and in the first quarter of 2005 we added a director of internal audit and Sarbanes-Oxley compliance; together these additions reduced the demands on our corporate controller who had also been directing our Sarbanes-Oxley compliance. We plan on instituting fuller review, additional controls and formal training programs to remediate the material weaknesses described above as well as other deficiencies detected by our assessment process. We were not able to remediate and thereafter test the remediation of the material weaknesses identified above by the end of our first quarter of fiscal 2005, however, and we will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and possibly in subsequent reports filed with the SEC, that material weaknesses in our internal control over financial reporting continue to exist.

     The following changes in our internal control over financial reporting occurred in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: Implementation of additional control procedures over various aspects of our operations, including improvements in policies and procedures for account reconciliation, separation of treasury duties, independent review of revenue recognition processes for multiple-element contracts and enhancement of controls over the accounting activities of our foreign subsidiaries by regional controllers in Asia-Pacific and Europe.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

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

(a) (2) Financial Statement Schedules

     Supplemental schedules are not provided because they are not required or because the required information is provided in the financial statements or in the notes thereto.

(a) (3) Exhibits

     The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and certifications and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on May 2, 2005.

CRAY INC.
By	/s/ JAMES E. ROTTSOLK
James E. Rottsolk
Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 2, 2005.

Signature			Title

By	/s/	JAMES E. ROTTSOLK	Chief Executive Officer and

		James E. Rottsolk	Chairman of the Board of Directors
By	/s/	BURTON J. SMITH *	Director

Burton J. Smith
By	/s/	KENNETH W. JOHNSON	Principal Financial Officer and

		Kenneth W. Johnson	Principal Accounting Officer
By	/s/	DANIEL J. EVANS *	Director

Daniel J. Evans
By	/s/	JOHN B. JONES, JR. *	Director

John B. Jones, Jr.
By	/s/	KENNETH W. KENNEDY, JR. *	Director

Kenneth W. Kennedy, Jr.
By	/s/	STEPHEN C. KIELY *	Director

Stephen C. Kiely
By	/s/	FRANK L. LEDERMAN *	Director

Frank L. Lederman
By	/s/	SALLY G. NARODICK *	Director

Sally G. Narodick
By	/s/	DANIEL C. REGIS *	Director

Daniel C. Regis
By	/s/	STEPHEN C. RICHARDS *	Director

Stephen C. Richards

* /s/	KENNETH W. JOHNSON
Kenneth W. Johnson
Attorney-in-Fact

Exhibit
Number	Description
3.1	Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (9)

4.1	Form of Common Stock Purchase Warrants due August 30, 2006 (16)

4.2	Form of Common Stock Purchase Warrants due June 21, 2009 (17)

4.3	Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee (14)

10.1	2000 Non-Executive Employee Stock Option Plan (5)

10.2	2001 Employee Stock Purchase Plan (13)*

10.3	2003 Stock Option Plan (2)*

10.4	2004 Long-Term Equity Compensation Plan (15)*

10.5	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan (21)

10.6	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees (10)*

10.7	Executive Severance Policy (19)*

10.8	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (6)

10.9	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000 (7)

10.10	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)

10.11	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 30, 2000 (7)

10.12	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002 (3)

10.13	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000 (7)

10.14	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003 (3)

10.15	Sublease Agreement between Trillium Digital Systems Canada, Ltd. and OctigBay Systems Corporation, dated as of January 13, 2003, with Consent to Subletting by and among 391102 B.C, Ltd. and Dominion Construction and Development Inc., Trillium Digital Systems Canada, Ltd., OctigaBay Systems Corporation and Intel Corporation, dated January 20, 2003, and Lease Agreement between Dominion Construction Company Inc. and 391102 B.C. Ltd., Trillium Digital Systems Canada, Ltd. and Intel Corporation, dated March 5, 2001 (22)

10.16	Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated April 10, 2003, and Related Note (8)

10.17	First Amendment to Credit Agreement between Wells Fargo Bank and the Company, dated March 5, 2004 (22)

10.18	Second Amendment to Credit Agreement between Wells Fargo Bank and the Company, dated June 7, 2004 (22)

10.19	Third Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated November 29, 2004 (22)

Exhibit
Number	Description
10.20	Fourth Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated December 15, 2004 (22)

10.21	Securities Account Control Agreement, with Addendum, by and among Wells Fargo Bank, National Association and the Company, dated as of December 15, 2004 (22)

10.22	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000 (4)

10.23	Distribution Agreement between NEC Corporation and the Company, dated as of February 28, 2001 (12)+

10.24	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001 (12)+

10.25	Maintenance Agreement between NEC Corporation and the Company, dated as of February 28, 2001 (12)+

10.26	Amendment to Maintenance Agreement between NEC Corporation and the Company, dated June 9, 2003 (11)+

10.27	Letter from NEC Corporation notifying the Company that its distribution rights in North America will be non-exclusive, dated April 24, 2003 (11)

10.28	Arrangement Agreement, dated as of February 25, 2004, by and among the Company, 3084317 Nova Scotia Limited and OctigaBay Systems Corporation (18)

10.29	Purchase Agreement, dated December 1, 2004, by and between the Company and Bear, Stearns & Co. Inc. as Initial Purchaser (14)

10.30	Registration Rights Agreement dated December 6, 2004, by and between the Company and Bear, Stearns & Co. Inc., as Initial Purchaser (14)

10.31	2005 Executive Bonus Plan* (20)

10.32	Form of Officer Non-Qualified Stock Option Agreement* (22)

10.33	Form of Officer Incentive Stock Option Agreement* (22)

10.34	Form of Director Stock Option Agreement* (22)

10.35	Form of Director Stock Option, immediate vesting* (22)

21.1	Subsidiaries of the Company (22)

23.1	Consent of Independent Registered Public Accounting Firm as to its financial statements (22)

23.2	Consent of Independent Registered Public Accounting Firm as to its report on internal control

24.1	Power of Attorney (22)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Rottsolk, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Johnson, Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial and Accounting Officer

EXHIBIT INDEX

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2004.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 15, 2003.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on December 10, 2004.

(10)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Report on Form 10-Q, as filed with the Commission on August 14, 2003.

(12)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(14)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on December 7, 2004.

(15)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(16)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on September 4, 2002.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), filed on March 30, 2001.

(18)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on April 2, 2004.

(19)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on March 8, 2005.

(20)	Incorporated by reference to the Company’s Report on Form 8-K, as filed with the Commission on March 25, 2005.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), filed on April 8, 2004.

(22)	Incorporated by reference to the Company’s Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.