Form 10-Q
period 2005-03-31
CRAY INC
filed 2005-05-10
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of May 6, 2005, 87,855,365 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

     Cray is a federally registered trademark of Cray Inc., and Cray X1, Cray X1E, Cray XT3 and Cray XD1 are trademarks of Cray Inc.

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,732	$3,939
Restricted cash	11,437	11,434
Short-term investments, available for sale	34,253	27,740
Accounts receivable, net of allowance of $1,439 and $1,359, respectively	33,185	41,978
Inventory	71,521	103,159
Prepaid expenses and other current assets	5,225	7,119

Total current assets	197,353	195,369
Property and equipment, net	36,875	38,865
Service spares, net	3,590	3,438
Goodwill	55,644	55,103
Intangible assets, net	6,197	5,774
Other non-current assets	9,130	10,439

TOTAL	$308,789	$308,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,875	$45,134
Accrued payroll and related expenses	14,970	11,282
Other accrued liabilities	8,214	7,606
Deferred revenue	54,246	55,514

Total current liabilities	101,305	119,536
Deferred tax liability	1,662	1,507
Other non-current liabilities	522	2,181
Notes payable	80,000	80,000
Commitments and Contingencies

Shareholders’ equity:
Common stock and additional paid in capital, par $.01 - Authorized, 150,000,000 shares; issued and outstanding, 87,348,641 and 87,849,354 shares, respectively	413,911	415,734
Exchangeable shares, no par value - Unlimited shares authorized; issued and outstanding, 570,963 and 506,017 shares, respectively	4,173	3,698
Deferred compensation	(4,220)	(2,974)
Accumulated other comprehensive income	4,560	3,465
Accumulated deficit	(293,124)	(314,159)

	125,300	105,764

TOTAL	$308,789	$308,988

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
Revenue:
Product	$28,368	$26,310
Service	13,767	11,324

Total revenue	42,135	37,634

Operating expenses:
Cost of product revenue	19,755	26,352
Cost of service revenue	8,581	7,575
Research and development	9,042	13,032
Marketing and sales	7,646	6,599
General and administrative	2,873	4,267
Restructuring charges		(215)

Total operating expenses	47,897	57,610

Loss from operations	(5,762)	(19,976)
Other expense, net	(386)	(502)
Interest income (expense), net	143	(437)

Loss before income taxes	(6,005)	(20,915)
Provision (benefit) for income taxes	(2,162)	120

Net loss	$(3,843)	$(21,035)

Net loss per common share:
Basic	$(0.05)	$(0.24)

Diluted	$(0.05)	$(0.24)

Weighted average shares outstanding:
Basic	72,977	88,114

Diluted	72,977	88,114

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)
(unaudited)

							Accumulated
	Common Stock		Exchangeable Shares				Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
BALANCE, January 1, 2005	87,349	$413,911	571	$4,173	$(4,220)	$(293,124)	$4,560	$125,300
Issuance of shares under 401(k) plan	207	770						770
Issuance of shares under employee stock purchase plan	140	440						440
Exercise of stock options	88	138						138
Exchangeable shares converted into common shares	65	475	(65)	(475)
Amortization of deferred compensation					1,199			1,199
Other comprehensive income:
Unrealized loss on available for sale investments							(63)	(63)
Currency translation adjustment					47		(1,032)	(985)
Net loss						(21,035)		(21,035)

BALANCE, March 31, 2005	87,849	$415,734	506	$3,698	$(2,974)	$(314,159)	$3,465	$105,764

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended
	March 31,
	2004	2005
Operating activities
Net loss	$(3,843)	$(21,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,769	4,467
Amortization of deferred compensation		1,199
Inventory write-down		144
Deferred taxes	(2,234)	(29)
Deferred compensation on restricted stock	45
Cash provided (used) by changes in operating assets and liabilities
Accounts receivable	5,106	(8,489)
Inventory	(7,103)	(36,881)
Prepaid expenses and other current assets	2,013	(1,828)
Service spares	(38)	(156)
Other assets		(1,264)
Accounts payable	1,563	20,523
Accrued payroll and related expenses	(2,988)	(3,560)
Other accrued liabilities	(2,508)	(67)
Deferred revenue	3,330	1,224
Other non-current liabilities		1,602

Net cash used by operating activities	(2,888)	(44,150)
Investing activities
Purchases of short-term investments	(25,984)	(10,161)
Sales / maturities of short-term investments	21,864	16,674
Purchases of property and equipment	(2,532)	(866)

Net cash provided (used) by investing activities	(6,652)	5,647
Financing activities
Proceeds from exercise of stock options and warrants	2,094	138
Proceeds from issuance of common stock through employee stock purchase plan and 401(k) plan	1,074	1,210
Decrease in restricted cash		3
Principal payments on capital leases	(137)	(539)

Net cash provided by financing activities	3,031	812
Effect of foreign exchange rate changes on cash and cash equivalents	55	(102)

Net decrease in cash and cash equivalents	(6,454)	(37,793)

Cash and cash equivalents:
Beginning of period	39,773	41,732

End of period	$33,319	$3,939

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$8
Non-cash investing and financing activities:
Inventory transferred to spares	313	179
Inventory transferred to fixed assets	2,976	4,920
Tax benefit on stock options	1,104

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     In December 2004 the Company raised net proceeds of $76.6 million from the sale of convertible senior subordinated notes. During the three months March 31, 2005, the Company incurred a net loss of $21.0 million and used $44.2 million of cash in operating activities. Management expects to use significant working capital, particularly in the first half of 2005, primarily to fund growth in inventory until product shipments are made and acceptances and payments are received. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2005 will be adequate for the next twelve months. If the Company were to experience a material shortfall in its plans, however, it would pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments, and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event its financial resources became insufficient.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated.

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

Balance Sheet Details

     Net accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2004	2005
Trade accounts receivable	$23,737	$29,590
Unbilled receivables	6,770	10,488
Government funding pass-through	4,015	3,259
Advance billings	102

	34,624	43,337
Allowance for doubtful accounts	(1,439)	(1,359)

Accounts receivable, net	$33,185	$41,978

Inventory consisted of the following (in thousands):

	December 31,	March 31,
	2004	2005
Components and subassemblies	$24,615	$42,351
Red Storm inventory	1,839	351
Work in process	17,702	23,137
Finished goods	27,365	37,320

Total	$71,521	$103,159

     Finished goods inventory represents inventory located at customer sites pending acceptance.

     Revenue for the first quarter of 2005 includes $2.0 million from the sale of refurbished inventory recorded at a zero cost basis.

     In November 2004 the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs — an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), together referred to as unabsorbed manufacturing overhead, and requires that those items be recognized as current-period charges regardless of whether they meet the criterion set forth in ARB No. 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 effective January 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

     Deferred revenue consisted of the following (in thousands):

	December 31,	March 31,
	2004	2005
Deferred product revenue	$37,519	$40,631
Deferred service revenue	16,606	14,768
Other deferred revenue	121	115

Total	$54,246	$55,514

     As of December 31, 2004, and March 31, 2005, deferred revenue included $23.6 million of deferred product revenue not expected to be realized for at least 12 months. The Company considers this balance to be a current liability as the customer has contractual cancellation rights.

Goodwill

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but instead tests it for impairment at least annually, and between annual tests if indicators of potential impairment exist, using a fair-value based approach. The Company performs its annual impairment test in January of each calendar year. Results of the January 2004 and January 2005 impairment tests did not indicate an impairment loss.

     The following table provides information about activity in goodwill for the period from January 1, 2005, to March 31, 2005 (in thousands):

Goodwill, at January 1, 2005	$55,644
Deferred tax adjustment	(126)
Foreign currency translation adjustment	(415)

Goodwill, at March 31, 2005	$55,103

     In connection with the acquisition of OctigaBay Systems Corporation in April 2004, the Company recognized an inside-basis deferred tax liability in the amount of $2.0 million. As this deferred tax liability reverses, goodwill is also adjusted by the same amount.

Line of Credit

     In December 2004 the Company negotiated a $15.0 million secured credit facility with Wells Fargo Bank which is used only to support outstanding letters of credit. As of December 31, 2004 and March 31, 2005, the Company had $11.4 million of outstanding letters of credit. The Company is required to maintain cash and short-term investment balances at least equal to the outstanding letters of credit. As such, the Company has designated $11.4 million of its cash as restricted cash at December 31, 2004 and March 31, 2005.

Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended March 31,
	2004	2005
Net loss	$(3,843)	$(21,035)
Unrealized gain (loss) on available for sale investments	9	(63)
Foreign currency translation adjustment	240	(1,032)

Comprehensive loss	$(3,594)	$(22,130)

Segment Information

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. As of March 31, 2005, Cray operated in one business segment: global sales and service of high performance computers.

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $20.1 million for the three months ended March 31, 2004, compared to $20.7 million for the three months ended March 31, 2005.

     The Company’s significant operations outside the Americas include sales and service offices in Europe, the Middle East and Africa (“EMEA”) and Japan, Australia, Korea, China and Taiwan (“Asia Pacific”). Intercompany transfers between operating segments and geographic areas are primarily accounted for at prices that approximate arm’s length transactions. Geographic revenue and long-lived assets related to operations were as follows (in thousands):

	The		Asia
	Americas	EMEA	Pacific	Total
Three months ended March 31, 2004:
Product revenue	$20,940	$3,018	$4,410	$28,368

Service revenue	$9,546	$3,030	$1,191	$13,767

Net income (loss)	$(4,426)	$(923)	$1,506	$(3,843)

As of March 31, 2004:
Long-lived assets	$108,703	$2,105	$1,375	$112,183

Three months ended March 31, 2005:
Product revenue	$18,774	$2,376	$5,160	$26,310

Service revenue	$8,387	$1,721	$1,216	$11,324

Net loss	$(17,920)	$(1,701)	$(1,414)	$(21,035)

As of March 31, 2005:
Long-lived assets	$107,194	$4,301	$2,124	$113,619

Earnings Per Share (“EPS”)

     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options and common stock purchase warrants as computed under the treasury stock method. Because outstanding stock options and warrants are antidilutive, their effect has not been included in the calculation of the net loss per share for the three months ended March 31, 2004, and 2005.

     For the three months ended March 31, 2004, common stock equivalents of 19.9 million shares were antidilutive and not included in computing diluted EPS. For the three months ended March 31, 2005, common stock equivalents of 35.6 million shares were antidilutive and not included in computing diluted EPS.

Restructuring Costs

     The Company did not record or adjust any existing restructuring charges in the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company recorded an adjustment of $236,000 related to the reversal of restructuring charges previously recognized during the second half of 2004 as the Company’s estimate of charges were higher than the actual costs incurred. This credit was offset by additional restructuring charges of approximately $21,000.

     The restructuring liability included within accrued payroll and related expenses on the accompanying condensed consolidated balance sheets as of December 31, 2004, and March 31, 2005, is from restructuring charges recognized during the second half of 2004. The liability activity related to restructuring during the three months ended March 31, 2004, and 2005, was as follows (in thousands):

	2004	2005
Liability balance, January 1	$3,101	$4,690
Payments	(1,338)	(2,212)
Adjustments to previously accrued amounts		(236)
Current period charges		21
Foreign currency translation adjustment		(162)

Liability balance, March 31	$1,763	$2,101

Taxes

     The Company recorded a tax benefit of $2.2 million for the three months ended March 31, 2004 compared to a tax expense of $120,000 for the three months ended March 31, 2005. The expense recorded for the three months ended March 31, 2005, was related to foreign income taxes payable and state income taxes payable.

Notes Payable

     In December 2004 the Company issued $80 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.00%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024.

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

     Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of March 31, 2005, none of the conditions for conversion of the Notes were satisfied.

     The Company may, at its option, redeem all or a portion of the Notes for cash at any time on or after December 1, 2007, and prior to December 1, 2009, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest plus a make whole premium of $150.00 per $1,000 principal amount of Notes, less the amount of any interest actually paid or accrued and unpaid on the Notes prior to the redemption date, if the closing sale price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in the 30-trading day period ending on the trading day prior to the date of mailing of the redemption notice. On or after December 1, 2009, the Company may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, 2014, and 2019, or upon the occurrence of certain events provided in the indenture governing the Notes.

     In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are being amortized to interest expense over the five-year period from December 2004 through November 2009. The unamortized balance of these costs is included in other non-current assets in the accompanying consolidated balance sheets.

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

     To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended
	March 31,
	2004	2005
Risk-free interest rate	4.3%	4.2%
Expected dividend yield	0%	0%
Volatility	84%	90%
Expected life	7.1 years	8.7 years

     If compensation cost for the Company’s stock option plans and its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s net loss and net loss per common share for the three months ended March 31, 2004, and 2005 would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2005
Net loss, as reported	$(3,843)	$(21,035)
Add:
Stock-based compensation included in reported net loss	45	1,199
Total stock-based compensation expense determined under fair value-based method for all awards	(2,966)	(19,083)

Pro forma net loss	$(6,764)	$(38,919)

Basic and diluted net loss per common share:
Basic:
As reported	$(0.05)	$(0.24)
Pro forma	$(0.09)	$(0.44)
Diluted:
As reported	$(0.05)	$(0.24)
Pro forma	$(0.09)	$(0.44)

     For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options or stock purchase plan rights. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options and stock purchase plan rights.

     In accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, deferred compensation includes the unamortized intrinsic value of vested and unvested options assumed in the April 2004 acquisition of OctigaBay Systems Corporation. For this acquisition, the Company measured the intrinsic value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the underlying common stock based on the quoted price of the Company’s common stock at the date the options were assumed. The deferred compensation is being amortized over the requisite service periods. For the three months ended March 31, 2005, amortization of the deferred compensation totaled $862,000, of which $726,000 was allocated to research and development and $136,000 was allocated to general and administrative expenses in the condensed consolidated statement of operations.

     On March 21, 2005, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans with a per share exercise price of $2.36 or greater (the last sale price on the Nasdaq National Market System for the Company’s common stock on March 21, 2005). As a result of that acceleration, options to acquire approximately 4.2 million shares of the Company’s common stock (representing approximately 30% of all outstanding options), with per share exercise prices ranging from $2.39 to $13.40, which otherwise would have vested from time to time over the next four years, became immediately exercisable, including options for 1,698,976 shares held by executive officers, with per share exercise prices ranging from $3.95 to $9.00 (other than options for 5,209 shares which otherwise would have vested in full in July 2005). As of March 21, 2005, options covering a total of 344,187 shares of common stock, including 67,720 shares held by executive officers, remained subject to vesting. The vesting of options previously granted to non-employee directors was not accelerated. All other terms and conditions applicable to outstanding employee stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged. The acceleration eliminates future compensation expense that the Company would have recognized in its statement of operations with respect to these options upon the adoption of SFAS No. 123(R) on January 1, 2006. The March 2005 accelerated vesting of existing stock options resulted in the substantial increase in the pro forma net loss for the three months ended March 31, 2005, set forth in the above table, as compared to earlier periods.

Reclassifications

     Certain prior-period amounts have been reclassified to conform with the current-period presentation.

Recent Accounting Pronouncement

     In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost should be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including employee share options, performance-based awards and employee stock purchase plans. SFAS No. 123(R) will be effective for the Company as of January 1, 2006. The impact of the adoption of SFAS No. 123(R) cannot be accurately computed at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the Stock-Based Compensation section above.

     In November 2004 the FASB issued SFAS No. 151, Inventory Costs — an amendment to ARB No. 43, Chapter 4. As noted above in Balance Sheet Details, the Company adopted SFAS No. 151 effective January 1, 2005.

Subsequent Events

     Change in Auditors. On April 11, 2005, Deloitte & Touche LLP (“D&T”) informed the Chairman of the Company’s Audit Committee that D&T will not stand for re-election as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. D&T continues to be engaged to review the Company’s interim financial information included in this Quarterly Report. The Company was informed by D&T that its decision not to stand for re-election is not the result of any disagreements between the Company and D&T on matters of accounting principles or practices, financial statement disclosure or audit scope or procedures.

     The audit reports of D&T on the Company’s financial statements for fiscal years ended December 31, 2004, and 2003 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In the past two years, there have been no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to D&T’s satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

     As of the date of this Quarterly Report the Company has not engaged a successor independent registered public accounting firm.

     Nasdaq Potential Delisting Notice. On May 6, 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to the Company’s failure to include its auditor’s opinion on management’s assessment of internal control over financial reporting required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in its Form 10-K/A filed on May 3, 2005, the Company was not in compliance with the requirements of Marketplace Rule 4310(c)(14). As a result the trading symbol for the Company’s common stock was changed from CRAY to CRAYE at the opening of business on May 10, 2005.

     The Company will request an appeal hearing with the Nasdaq Listing Qualifications Panel by May 13, 2005, for continued listing on the Nasdaq National Market. Under Nasdaq Marketplace Rules, Cray common stock will remain listed on the Nasdaq National Market pending the outcome of the hearing. If the Company were not to file its appeal by May 13, 2005, then the Company’s common stock would be delisted from The Nasdaq Stock Market at the opening of business on May 17, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-

looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 20. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview

     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia.

     We are dedicated solely to the high performance computing market. We have concentrated our product roadmap on building purpose-built, balanced systems combining highly capable processors (whether developed by ourselves or by others) with rapid interconnect and communications capabilities throughout the entire computing system, not solely processor-to-processor. We believe we are in the best position to meet the high performance computer market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.

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

     In 2002 we completed hardware development of and began selling our Cray X1 system. We were then also selling other hardware products we obtained with the acquisition of the Cray Research assets from SGI in 2000. In mid-2002 we began development of the Red Storm project for Sandia National Laboratories and began work on the Cascade project under a grant from the Defense Advanced Research Projects Agency (“DARPA”). In 2003 we were principally selling Cray X1 systems and continuing work on the Red Storm and Cascade projects. In 2004 we were in transition from a single product, the Cray X1 system, to three new products: the Cray X1E system, an enhancement to the Cray X1 system that significantly increases processor speed and capability; the Cray XT3 system, developed through the Red Storm project; and the Cray XD1 system, a product in development we acquired with the April 2004 acquisition of OctigaBay Systems Corporation. Initial customer shipments for each of these products occurred in late 2004, with full production ramp in 2005.

     We experienced net losses in each full year of our development stage operations prior to 2002. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets) and for 2004 we had a net loss of $204.0 million (including an expense for acquired in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). For the three months ended March 31, 2005, we had a net loss of $21.0 million. Our challenges to achieving profitability in 2005 include introduction and ramp-up of our three new products, including completion of system software development, obtaining sufficient revenue and margins in a highly competitive market, and maintaining controls on expense levels while not adversely impacting future growth.

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

     We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

     Product. We recognize revenue based upon product line, as follows:

•	Cray X1/X1E and XT3 Product Lines: We generally recognize revenue from product sales upon customer acceptance and when there are no unfulfilled company obligations that affect the customer’s final acceptance. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line: We generally recognize revenue from product sales of Cray XD1 systems upon shipment to or delivery to the customer, depending upon contract terms. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when we have no unfulfilled obligations.

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

Inventories

     We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. In the three months ended March 31, 2005, we wrote down Cray XT3 inventory by $144,000. Because our larger systems have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, including the first quarter of 2005 (see Balance Sheet Details of the Notes to the Condensed Consolidated Financial Statements above), and we may have future sales of previously written down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

     In November 2004 the FASB issued SFAS No. 151, Inventory Costs — an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion set forth in ARB No. 43. This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We early adopted SFAS No. 151 effective January 1, 2005.

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

Goodwill

     Approximately 18% of our assets as of March 31, 2005, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed our annual impairment test effective January 1, 2005, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involves a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.

Accounting For Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax and valuation allowance amounts during the period. As of March 31, 2005, we had approximately $114 million of deferred tax assets, all of which were fully reserved. In addition, we had $1.5 million of deferred tax liabilities. For the three months ended March 31, 2005, we recognized income tax expense of $120,000.

Allowance for Doubtful Accounts

     Our management must make estimates of allowances for potential future uncollectible amounts related to current period revenues of our products and services. Our allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of December 31, 2004, and March 31, 2005, our allowance for doubtful accounts was $1.4 million.

Red Storm Loss Reserves

     In accordance with our revenue recognition policy, revenue from our Red Storm development project is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. During 2004, we adjusted our estimate of total estimated costs and now expect to incur a loss on this contract. As of March 31, 2005 and December 31, 2004, our estimated cumulative loss was $7.7 million and $7.6 million, respectively. The remaining loss reserves are included within accrued liabilities in the condensed consolidated balance sheets.

Results of Operations

     Product Revenue

     We recorded product revenue of $26.3 million for the three months ended March 31, 2005, compared to $28.4 million for the respective 2004 period. Product revenue represented 70% of total revenue for the three months ended March 31, 2005, compared to 67% for the respective 2004 period, and consisted of $20.3 million for our Cray X1E, Cray XT3 and Cray XD1 systems and other products and $6.0 million for our Red Storm and Cascade development projects in the three months ended March 31, 2005. First quarter 2005 product revenue does not include revenue for several systems that were shipped and installed in the quarter due to pending customer acceptances; we expect to recognize revenue for those systems in the second and third quarters of 2005.

     For 2005 we expect our product revenue to vary quarterly, perhaps significantly, with substantial increases over the next six months.

     Service Revenue

     We recorded service revenue, which includes revenue from maintenance services and professional services, of $11.3 million for the three months ended March 31, 2005, compared to $13.8 million for the three months ended March 31, 2004. Service revenue represented 30% of total revenue for the three months ended March 31, 2005, compared to 33% for the corresponding 2004 period. The decrease in percentage contribution to total revenue in the first three months of 2005 is due to a decline in service revenue for that period.

     Maintenance services are provided under maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect the absolute amount of maintenance service revenue to continue to decline slowly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. We also expect that our newer products will require less hardware maintenance than our historic vector systems, which will adversely affect the rate of service revenue growth.

Operating Expenses

     Cost of Product Revenue. We recorded cost of product revenue of $26.4 million for the three months ended March 31, 2005, compared to $19.8 million for the respective 2004 period. Our cost of product represented 100% of product revenue for the three months ended March 31, 2005, compared to 70% for the corresponding 2004 period. Cost of product revenue in 2005 was adversely affected by manufacturing variances aggregating $5.0 million, including a $2.2 million charge related to the absorption of manufacturing overhead, a $1.0 million charge related to the termination of IBM as our foundry supplier, $358,000 of amortization of core technology acquired as part of the OctigaBay Systems Corporation acquisition in April 2004 and a $144,000 write-down of inventory. We also recorded approximately $85,000 of additional loss estimated on our Red Storm development project. In addition, cost of product revenue was adversely affected by the product mix, with proportionately fewer sales of the Cray X1E higher margin systems.

     We presently estimate that we will recognize a cumulative loss of approximately $7.7 million on the Red Storm contract. In the first quarter of 2005, we recorded a loss of $85,000 on the Red Storm contract, and we expect to record zero margin on future Red Storm revenue. The Red Storm margin, low margin contribution from the Cascade project and low initial margin contribution from the Cray XD1 system, which is marketed in the more competitive massively parallel processor market and has higher start-up manufacturing costs, have impacted 2005 margins adversely.

     Cost of Service Revenue. We recorded cost of service revenue of $7.6 million for the three months ended March 31, 2005, compared to $8.6 million for the corresponding 2004 period. Our cost of service revenue represented 67% of service revenue for the three months ended March 31, 2005, compared to 62% for the corresponding 2004 period. The decrease in cost of service is primarily due to the 2004 restructuring efforts offset by a $290,000 non-cash charge related to the revaluation of a pension liability in one of our overseas offices.

     As we continue to experience declines in maintenance revenue before new shipments into the installed base offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We expect cost of service revenue for the next several quarters to be about 65% of revenue.

     Research and Development

     Research and development expenses for the three months ended March 31, 2005, reflect our costs associated with the development of the Cray X1E, Cray XD1 and Cray XT3 systems and successor projects, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development in the table below reflects all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of enhancements and successors to the Cray X1E system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for the three months ended March 31 were as follows (in thousands):

	Three Months
	Ended March 31,
	2004	2005
Gross research and development	$20,025	$22,289
Governmental funding	(10,983)	(9,257)

Net research and development expense	$9,042	$13,032

     Net research and development expenditures represented 35% of revenue for the three months ended March 31, 2005, as compared to 21% for the three months ended March 31, 2004. The higher 2005 percentage is due to the lower revenue recognized in that period, as well as to increases in research and development expenses for all of our products and projects (including an increase of approximately $3.0 million to $3.5 million due to the OctigaBay Systems Corporation acquisition in April 2004, which includes approximately $1.2 million related to the amortization of deferred compensation) other than our Red Storm project.

      Net research and development expenses were adversely affected in the first quarter of 2005 due to a deployment of engineering resources from government funded projects to our Red Storm project at Sandia National Laboratories as well as timing delays of funding for certain engineering projects. We expect that net research and development expenses will decline throughout the rest of 2005, given the 2004 restructuring actions and completion of the Red Storm project, coupled with an increase in government funding. These reductions are expected to be offset in part by increased non-recurring engineering and other expenses related to using Texas Instruments Incorporated as our foundry for certain of our future products.

     Marketing and Sales

     Marketing and sales expenses were $6.6 million for the three months ended March 31, 2005, compared to $7.6 million for the respective 2004 period. During the three months ended March 31, 2004, we recognized $640,000 of expense related to the amortization of prepaid third-party services. These costs were fully amortized during 2004 and therefore, no comparable costs were recognized during 2005. The remaining decrease in these expenses is due to the 2004 restructuring efforts, resulting in a slight decrease in headcount, as well as to a decrease in travel expenses.

     General and Administrative

     General and administrative expenses were $4.3 million for the three months ended March 31, 2005, compared to $2.9 million for the respective 2004 period. The increase in general and administrative costs in 2005 is due primarily to consulting costs related to Sarbanes-Oxley Act of 2002 compliance and increased audit fees. We expect general and administrative expenses in the second quarter to be slightly less than the first quarter, and to increase after that as we incur additional fees upon engaging new auditors.

     Restructuring Charges

     During the second half of 2004, we completed significant restructuring efforts. During the three months ended March 31, 2005, we reduced our restructuring accrual by a net amount of approximately $215,000 as our previous estimates were higher than the actual costs incurred.

     Other Expense, net

     Other expense, net was $502,000 for the three months ended March 31, 2005, compared to other expense, net of $386,000 for the respective 2004 period, and consisted primarily of foreign currency losses in both periods.

     Interest Income (Expense), net

     Interest income was $338,000 for the three months ended March 31, 2005, compared to $159,000 for the three months ended March 31, 2004. The higher amount for the year to date period in 2005 reflects our increased average cash position in 2005 compared to 2004.

     Interest expense was $775,000 for the three months ended March 31, 2005, compared to $16,000 for three months ended March 31, 2004. We recognized $600,000 of interest expense on our 3.0% convertible senior subordinated notes which were issued in December 2004 and approximately $170,000 of amortization of the prepaid issuance costs incurred in connection with that financing.

     Taxes

     We recorded tax expense of $120,000 for the three months ended March 31, 2005, compared to a tax benefit of $2.2 million for the respective 2004 period. The tax expense recognized in 2005 reflects estimated current foreign and state income tax expense for the quarter.

Liquidity and Capital Resources

     Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $85.1 million at March 31, 2005, compared to $120.6 million at December 31, 2004. Over that period, cash, cash equivalents, restricted cash and short-term investments decreased from $87.4 million to $43.1 million. At March 31, 2005, we had working capital of $75.8 million compared to $96.0 million at December 31, 2004.

     Net cash used by operating activities for the three months ended March 31, 2005, was $44.2 million compared to $2.9 million for the respective 2004 period. For the three months ended March 31, 2005, net operating cash was used primarily by our net operating loss, increases in inventory and accounts receivable offset in part by increases in accounts payable.

     Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2005 compared to net cash used by investing activities of $6.7 million for the respective 2004 period. Net cash provided by investing activities for 2005 consisted primarily of net sales of short-term investments of $6.5 million, which was partially offset by purchases of computers and electronic test equipment, computer software and furniture and fixtures of approximately $866,000.

     Net cash provided by financing activities was $812,000 for the three months ended March 31, 2005, compared to $3.0 million for the respective 2004 period. The 2005 net cash provided by financing activities was primarily from the issuance of common stock through our 401(k) plan and our employee stock purchase plan. In addition, stock option exercises provided approximately $138,000 of cash. The 2004 net cash provided by financing activities was primarily from warrant and stock option exercises.

     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we continue production of Cray X1E, Cray XD1 and Cray XT3 products, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2005 capital expenditure budget for property and equipment is estimated currently at $5.5 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table is a summary of our contractual cash obligations as of March 31, 2005 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Development agreements	$24,397	$20,265	$4,100	$32
Operating leases	13,938	4,832	6,669	2,437

Total contractual cash obligations	$38,335	$25,097	$10,769	$2,469

     At any particular time, our cash position is affected by the timing of payment for product sales, receipt of payments on maintenance contracts, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter-to-quarter and within a quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and our operations. We experienced lower than anticipated product sales and delays in the availability of new products in 2004 and first quarter 2005 results do not include revenue for several systems shipped and installed during the quarter, which has affected our current cash position adversely. We face increased inventory purchases and higher start-up manufacturing and selling costs with the introduction of our three new products, particularly in the first half of 2005. Our 2004 restructuring will lower our overall operating cash expenditures after the severance and related obligations are satisfied. Until we are able to ship our new products, obtain product acceptances and receive payment, we expect to use significant working capital, especially in the first half of 2005. We expect our cash flow to turn positive in the second half of the year.

     Our current $15.0 million secured line of credit is used only to support outstanding letters of credit. At March 31, 2005, we had $11.4 million of outstanding letters of credit. We are required to maintain cash and short-term investment balances at least equal to the outstanding letters of credit. As such, we have designated $11.4 million of our cash as restricted cash at March 31, 2005, and we are not permitted to use those funds as working capital.

     If we were to experience a material shortfall in our 2005 plan, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. The range of actions we could take includes in the short-term, reductions in inventory purchases and commitments, obtaining a new credit facility under which we could borrow funds and secure the outstanding letters of credit, and seeking further financing from strategic partners and other financial sources and, on a longer-term basis, further reducing headcount-related expenses, reevaluating our global sales model, restricting or eliminating unfunded product development programs and licensing intellectual property.

     Given the loss in the first quarter of 2005, the restrictions on use of certain amounts of cash under our current bank line and significant unpaid receivables, we are exploring our alternatives with respect to short-term financing. We may enhance and strengthen our cash and working capital position through establishing a new line of credit under which we may borrow funds and secure the outstanding letters of credit or by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Meanwhile, we are focused on expense controls and working capital efficiencies in order to maintain adequate levels of cash. Beyond 2005, the adequacy of our resources largely will depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See “Factors That Could Affect Future Results” below.

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

          We face possible delisting of our common stock from The Nasdaq Stock Market because of the report in our amended Annual Report on Form 10-K/A as to our internal control over financial reporting; delisting and the potential for delisting could have an adverse effect on our stock price and access to capital and delisting could give holders the right to require us to repurchase their Notes. On May 6, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that we were no longer in compliance with the requirements of Marketplace Rule 4310(c)(14) due to the failure to include our auditor’s opinion on management’s assessment of internal control over financial reporting required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in our Annual Report on Form 10-K, as amended. Accordingly, our common stock would be delisted from The Nasdaq Stock Market at the opening of business on May 17, 2005, if we did not request a hearing in accordance with the Marketplace Rule 4800 Series.

          We intend to request an appeal hearing with the Nasdaq Listing Qualifications Panel by May 13, 2005, for continued listing on the Nasdaq National Market. Under the Nasdaq Marketplace Rules, our common stock will remain listed on the Nasdaq National Market pending the outcome of the hearing.

          If the Securities and Exchange Commission ultimately concludes that our 2004 Form 10-K, as amended, is incomplete, then we would not be able to meet our obligations to the holders of our Notes to have their Notes and underlying shares of common stock registered for resale under the Securities Act of 1933, as amended, by the required date of July 1, 2005. In such event, then the interest rate on the Notes would increase at a rate per year equal to 0.25% for the first 90 days, and 0.50% thereafter, on the principal amount of the Notes until such failure is cured or until the registration statement is no longer required to be kept effective.

          If we were to be delisted from the Nasdaq National Market and if we were not able to have our common stock traded on an established automated over-the-counter trading market in the United States, that would constitute a “fundamental change” under the indenture governing the Notes and the holders of the Notes would have the right to require us to repurchase their Notes. The possibility of delisting of our common stock from the Nasdaq National Market and the potential for the holders to require us to repurchase their Notes are likely to have an adverse effect of the market price of our common stock and restrict our access to capital.

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings for any period very difficult. First, one or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter and within a quarter. This is due to the high average sales prices and limited number of sales of our larger systems per quarter, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until customers accept our products and other contractual provisions have been fulfilled and the uncertain timing of payments for product sales, maintenance services, government research and development funding and inventory. A delay in an acceptance of a system at the end of a quarter or year or other factors affecting revenue recognition could move the associated revenue into a subsequent quarter or year and have a significant impact on revenue, earnings and cash receipts. Delays in developing systems and enhancements could also result in cancellation or loss of orders. These factors will continue to apply to sales of our Cray X1E and Cray XT3 systems throughout 2005. We anticipate continued deferrals in recognition of revenue and associated costs for sales of products due to contractual provisions despite earlier installation and, in most cases, significant prepayment. At March 31, 2005 we had $37.3 million of inventory located at customer sites pending acceptances.

     Second, our 2005 quarterly revenue and product margins will depend on the success in the marketplace of each of our newly introduced products — the Cray X1E, Cray XT3 and Cray XD1 systems — the timing of revenue recognition for several large transactions, and early product cycle sales at lower margins due to higher early manufacturing costs.

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

     We will use a significant amount of working capital in the first half of 2005, which could restrict our operations and could make it advisable for us to raise additional equity or debt which could be dilutive to our shareholders. At any particular time, our cash position is affected by the timing of payments for product sales, receipt of prepaid and regular maintenance payments, receipt of government funding for research and development activities and payment for inventory, resulting in significant quarter-to-quarter and within a quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and our operations. We experienced lower than anticipated product sales and delays in the availability of new products in 2004 and first quarter 2005 results do not include revenue for several systems shipped and installed during the quarter, which has affected adversely our current cash position. We face increased inventory purchases and higher start-up manufacturing and selling costs with the introduction of three new products, particularly in the first half of 2005. Our 2004 restructuring will lower our overall operating cash expenditures but not until severance and related obligations are satisfied. Until we are able to ship our new products, obtain product acceptances and receive payment, we expect to use significant working capital, especially in the first half of 2005. We expect our cash flow to turn positive in the second half of the year. Given the loss in the first quarter of 2005, the restrictions on use of certain amounts of cash under our current bank line and significant unpaid receivables, we are exploring our alternatives with respect to short-term financing. We may enhance and strengthen our cash and working capital position through establishing a new line of credit under which we may borrow funds and secure the outstanding letters of credit or by raising additional equity or debt capital. A financing may not be available to us when needed or, if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and/or our common stock. Meanwhile, we are focused on expense controls and working capital efficiencies to ensure we maintain adequate levels of cash.

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

     We were not successful in completing the Red Storm project on time and on budget, which adversely affected our 2004 earnings and could adversely affect our 2005 earnings and financial condition. Our 2005 revenue goals are dependent on the successful completion of the Red Storm project with Sandia National Laboratories. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. We experienced delays in receiving timely deliveries of acceptable components from third parties and development delays, which caused us to miss the contractual third quarter 2004 delivery date. Hardware shipments of the Red Storm system to Sandia commenced in the third quarter of 2004, and were completed in the first quarter of 2005, subject to the installation of certain component upgrades when they become available. We are developing and installing system software designed to run application programs successfully across the entire 10,000-processor system. Falling behind schedule and incurring cost overruns on the Red Storm project has adversely affected our cash flow and earnings, and we recognized the estimated loss in 2004. It is possible that we may have additional losses on the Red Storm contract in 2005, and we recognized a loss of approximately $85,000 during the three months ended March 31, 2005. Failure to pass acceptance tests for the Red Storm system or to receive full payment for the Red Storm system would result in additional charges to earnings, and if severe enough, could result in a contract default or termination. In the event of a contract default, we could be required to deliver all our knowledge and data that materially concerns the Red Storm systems, subject to the trade secret and intellectual property rights of third parties, and assign to Sandia all of our rights to our contractor developed technology, as such term is defined in the contract, subject to a paid-up, non-exclusive and non-transferable license to practice such technology. In the event of a contract termination, we may be liable to pay Sandia for excess costs required to complete the contract. Such delays, default declaration and/or termination could adversely affect other transactions with other U.S. government agencies and our 2005 results and financial condition.

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

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $81 million of our product revenue was derived from such sales, respectively. In the three months ended March 31, 2005, $15 million of our product revenue was derived from U.S. government sales. Our sales of and contracts for Cray X1E systems have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2005. To date, however, we have entered into a limited number of significant new contracts for sales of Cray X1E systems to U.S. government customers, especially in the defense segment, and we do not expect sales of the Cray X1E systems in 2005 to match the level of Cray X1 system sales in 2003 to such customers. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced, which could lead to reduced profitability or losses in future periods.

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

     Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time we have incurred delays in the development and production of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems. The delays in product shipments and acceptances adversely affected 2004 revenue and may affect adversely 2005 revenue and margins.

     We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time. We have negotiated a termination of the relationship with IBM and completed contracts with Texas Instruments Incorporated to act as our foundry for certain key integrated circuits for new products planned for 2006 and later. Moving to a new foundry involves a costly redesign of components and processes that will adversely affect operating results in 2005, and may cause delays in the development of these future products.

     Our Cray XT3 and XD1 systems utilize AMD OpteronTM processors. If AMD suffers delays in the development of enhancements to its processors, such as in the delivery of its planned dual-core processors, our Cray XT3 and XD1 system sales would be adversely affected. Changing our product designs to utilize another supplier’s microprocessors would be a costly and time-consuming process.

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

TM

     We may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets). For 2004, we had a net loss of $204.0 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). For the three months ended March 31, 2005, we had a net loss of $21.0 million. Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:

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

     Because of the numerous factors affecting our results of operations, we cannot assure our investors that we will have consistent net income on a quarterly or annual basis in the future.

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

     If we were unable to port application programs to our new products successfully, we would have difficulty in selling these systems to a number of customers. To sell our products in the automotive, aerospace, chemistry and other engineering and technical markets, including certain governmental users, we must have application programs ported to these systems and tuned so that they will achieve high performance. These application programs are owned in some instances by independent software vendors and in others by potential customers. We must induce these vendors and potential customers to undertake this activity. We must also modify and rewrite third-party and customer specific application programs. We have had limited success in porting such applications to the Cray X1/X1E systems with sufficient performance to make sales of this product compelling in industrial markets. There can be no assurance that we will be able to induce third-party vendors and customers to successfully rewrite third-party and customer specific applications for use on our new products. In addition, our Cray XD1 and Cray XT3 systems use a modified version of standard Linux kernels that may result in delays in having independent software vendor certified applications available on our systems and/or a reduced number of certified applications, which would limit our ability to address some part of our target markets.

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

     The adoption of SFAS 123(R) will lower our earnings and may adversely affect the market price of our common stock. We have used stock-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We currently grant stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our stock-based compensation programs and their structure in light of the imposition of SFAS 123(R) which, without Congressional action, will become effective for us on January 1, 2006. In previous years, as we have reported in the footnotes to our financial statements, our stock option program as currently structured would add approximately $7 million to $13 million of additional non-cash expense and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method, which was developed for estimating the fair value of fully transferable short-lived exchange traded options, in which a key component is the price volatility of the underlying common stock; this methodology was not designed to value longer-term employee stock options with vesting requirements and transferability restrictions. In March 2005 we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $2.36 or higher in order in part to minimize this expense, at least in the short term. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the footnotes, and may adversely affect the market price of our common stock.

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

Factors Pertaining to our Notes and Underlying Common Stock

     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of March 31, 2005, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $15.0 million secured credit facility in place to support the issuance of letters of credit of which $11.4 million were outstanding as of March 31, 2005. In the future, we may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities. The level of our indebtedness could, among other things:

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

     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2005, we had outstanding:

•	88,355,371 shares of common stock, including 506,017 shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation in April 2004;

•	warrants to purchase 5,439,850 shares of common stock;

•	stock options to purchase an aggregate of 13,562,237 shares of common stock, of which 12,928,587 options were then exercisable; and

•	Notes convertible into 16,576,016 shares of common stock.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at March 31, 2005, consisted of warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between November 8, 2005, and September 3, 2006, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have agreed to register the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which will facilitate transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.

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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2005, our short-term investment balance was $16.3 million.

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

Item 4. Controls and Procedures

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting identified in our 2004 Form 10-K/A, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     For the reasons discussed under “Changes in Internal Control over Financial Reporting” under Item 9A “Controls and Procedures” in our 2004 Form 10-K/A, we have not remediated and tested the material weaknesses identified in our 2004 Form 10-K/A and there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarters ended December 31, 2004, and March 31, 2005, we issued an aggregate of 1,428,453 and 64,946 shares, respectively, of our common stock upon exchange of the exchangeable shares.

     The issuances of the shares described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder and Regulation S under the Securities Act because of the nature of the investors and the manner in which the offering was conducted.

Item 6. Exhibits

10.1	Letter Agreement, effective March 7, 2005, between the Company and Peter J. Ungaro (1)

10.2	Executive Severance Policy, as amended on March 7, 2005 (1)

10.3	2005 Executive Bonus Plan (2)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Rottsolk, Chief Executive Officer and Chairman of the Board of Directors

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Johnson, Senior Vice President and Chief Financial and Accounting Officer

32.1	Certificate pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chairman of the Board of Directors and the Chief Financial and Accounting Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

May 10, 2005	By:	/s/ JAMES E. ROTTSOLK

James E. Rottsolk Chief Executive Officer and Chairman of the Board of Directors

/s/ KENNETH W. JOHNSON

Kenneth W. Johnson Chief Financial and Accounting Officer