Form 10-Q
period 2005-06-30
CRAY INC
filed 2005-08-09
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 5, 2005, 88,114,507 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,732	$8,528
Restricted cash	11,437
Short-term investments, available for sale	34,253
Accounts receivable, net of allowance of $1,439 and $1,344, respectively	33,185	51,160
Inventory	71,521	106,576
Prepaid expenses and other current assets	5,225	7,987

Total current assets	197,353	174,251

Property and equipment, net	36,875	37,769
Service spares, net	3,590	3,951
Goodwill	55,644	54,579
Intangible assets, net	6,197	5,362
Other non-current assets	9,130	10,103

TOTAL	$308,789	$286,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,875	$38,507
Accrued payroll and related expenses	14,970	13,176
Other accrued liabilities	8,214	13,639
Deferred revenue	54,246	53,510

Total current liabilities	101,305	118,832

Deferred tax liability, net	1,662	1,309
Other non-current liabilities	522	1,874
Convertible notes payable	80,000	80,000
Commitments and contingencies

Shareholders’ equity:
Common stock and additional paid in capital, par $.01 — Authorized, 150,000,000 shares; issued and outstanding, 87,348,641 and 88,076,380 shares, respectively	413,911	416,231
Exchangeable shares, no par value — Unlimited shares authorized; issued and outstanding, 570,963 and 500,116 shares, respectively	4,173	3,655
Deferred compensation	(4,220)	(1,034)
Accumulated other comprehensive income	4,560	3,103
Accumulated deficit	(293,124)	(337,955)

	125,300	84,000

TOTAL	$308,789	$286,015

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Product	$9,539	$40,201	$37,907	$66,511
Service	12,171	13,218	25,938	24,542

Total revenue	21,710	53,419	63,845	91,053

Operating expenses:
Cost of product revenue	9,282	41,210	29,037	67,562
Cost of service revenue	7,784	7,531	16,365	15,106
Research and development	12,393	13,427	21,426	26,459
Sales and marketing	8,584	7,574	16,230	14,173
General and administrative	4,507	4,607	7,389	8,874
Restructuring and severance charges		1,947		1,732
In-process research and development charge	43,400		43,400

Total operating expenses	85,950	76,296	133,847	133,906

Loss from operations	(64,240)	(22,877)	(70,002)	(42,853)

Other income (expense), net	184	153	(202)	(349)
Interest income (expense), net	25	(767)	168	(1,204)

Loss before income taxes	(64,031)	(23,491)	(70,036)	(44,406)
Provision (benefit) for income taxes	(9,527)	305	(11,689)	425

Net loss	$(54,504)	$(23,796)	$(58,347)	$(44,831)

Basic and diluted net loss per share:	$(0.64)	$(0.27)	$(0.74)	$(0.51)

Shares used in computation of basic and diluted net loss per share:	85,824	88,392	79,359	88,253

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Common Stock		Exchangeable Shares				Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
BALANCE, January 1, 2005	87,349	$413,911	571	$4,173	$(4,220)	$(293,124)	$4,560	$125,300
Issuance of shares under 401(k) plan	207	770						770
Issuance of shares under employee stock purchase plan	140	440						440
Exercise of stock options	88	138						138
Exchangeable shares converted into common shares	65	475	(65)	(475)
Amortization of deferred compensation					1,199			1,199
Other comprehensive income:
Unrealized loss on available for sale investments							(63)	(63)
Currency translation adjustment					47		(1,032)	(985)
Net loss						(21,035)		(21,035)

BALANCE, March 31, 2005	87,849	415,734	506	3,698	(2,974)	(314,159)	3,465	105,764
Issuance of shares under employee stock purchase plan	221	351						351
Exchangeable shares converted into common shares	6	43	(6)	(43)
Warrants issued in connection with financing		219						219
Reversal of deferred compensation due to employee terminations		(116)			116
Amortization of deferred compensation					1,794			1,794
Other comprehensive income:
Adjustment for realized gain on investments							87	87
Currency translation adjustment					30		(449)	(419)
Net loss						(23,796)		(23,796)

BALANCE, June 30, 2005	88,076	$416,231	500	$3,655	$(1,034)	$(337,955)	$3,103	$84,000

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended
	June 30,
	2004	2005
Operating activities
Net loss	$(58,347)	$(44,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,019	9,844
Stock-based compensation expense	2,129	2,993
In-process research and development charge	43,400
Inventory write-down		1,582
Tax benefit on stock options	1,294
Deferred taxes	(13,581)	(102)
Bad debt expense		34
Cash provided (used) by changes in operating assets and liabilities, net of effects of the OctigaBay Systems Corporation acquisition in 2004:
Accounts receivable	14,206	(15,095)
Inventory	(25,835)	(44,209)
Prepaid expenses and other current assets	4,990	(2,315)
Service spares	(38)	(376)
Other assets	(748)	(816)
Accounts payable	(712)	12,265
Accrued payroll and related expenses	(7,493)	(1,504)
Other accrued liabilities	(1,986)	4,773
Warranty reserve	(655)
Deferred revenue	8,737	(617)
Other non-current liabilities		1,133

Net cash used by operating activities	(26,620)	(77,241)
Investing activities
Acquisition of OctigaBay, net of cash acquired	(6,270)
Purchases of short-term investments	(30,160)	(10,161)
Sales / maturities of short-term investments	36,760	44,414
Purchases of property and equipment	(6,742)	(2,843)

Net cash provided (used) by investing activities	(6,412)	31,410
Financing activities
Proceeds from exercise of stock options and warrants	6,047	138
Proceeds from issuance of common stock through employee stock purchase plan and 401(k) plan	1,913	1,561
Decrease in restricted cash		11,437
Principal payments on capital leases	(162)	(269)

Net cash provided by financing activities	7,798	12,867

Effect of foreign exchange rate changes on cash and cash equivalents	(235)	(240)

Net decrease in cash and cash equivalents	(25,469)	(33,204)

Cash and cash equivalents:
Beginning of period	39,773	41,732

End of period	$14,304	$8,528

Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$1,300
Non-cash investing and financing activities:
Inventory transferred to spares	1,382	998
Inventory transferred to fixed assets	5,268	6,574
Shares issued for acquisition of OctigaBay	83,542
Issuance of warrants in connection with financing arrangement		219
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basis of Presentation
     In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
     The Company’s revenue, net income or loss and cash balances are likely to fluctuate significantly from quarter to quarter and within a quarter due to the high average sales prices and limited number of sales of its larger products, the timing of purchase orders and product deliveries, its general policy of not recognizing product revenue for its larger systems until customer acceptance and other contractual provisions have been fulfilled, and the timing of payments for product sales, maintenance services, government research and development funding, and inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     During the six months ended June 30, 2005, Cray Inc. and its wholly-owned subsidiaries (“the Company”) incurred a net loss of $44.8 million and used $77.2 million of cash in operating activities. The Company used significant working capital in the first half of 2005 primarily to fund its operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Management’s plans project that the Company’s current cash resources, including its credit facility, and cash to be generated from operating activities should be adequate for the remainder of the year. These plans assume customer acceptances and subsequent collections from several large customers. Should acceptances be delayed significantly, the Company could face a significant liquidity challenge and require it to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments, and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event its financial resources became insufficient.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.
Short-Term Investments
     Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are reflected in other comprehensive income.
Balance Sheet Details
     Net accounts receivable consisted of the following (in thousands):

	December 31,	June 30,
	2004	2005
Trade accounts receivable	$20,905	$36,915
Unbilled receivables	6,770	9,672
Government funding co-development	4,015	3,514
Other	2,934	2,403

	34,624	52,504
Allowance for doubtful accounts	(1,439)	(1,344)

Accounts receivable, net	$33,185	$51,160

     Receivables from one customer, Sandia National Laboratories, associated with the Red Storm project, represented a total of $16.3 million and $15.3 million in gross receivables at December 31, 2004, and June 30, 2005, respectively. Of these totals, $6.7 million and $8.9 million, at December 31, 2004, and June 30, 2005, respectively, represented unbilled receivables as a consequence of percentage of completion project accounting.

Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2004	2005
Components and subassemblies	$20,579	$36,914
Work in process	31,688	16,713
Finished goods	27,365	58,786

	79,632	112,413
Reserve	(8,111)	(5,837)

Total	$71,521	$106,576

     Finished goods inventory of $58.8 million represents inventory located at customer sites pending acceptance. Of this amount, $22.1 million was related to a single customer. Revenue for the three months and six months ended June 30, 2005 includes $2 million from the sale of refurbished inventory recorded at a zero cost basis.
     Deferred revenue consisted of the following (in thousands):

	December 31,	June 30,
	2004	2005
Deferred product revenue	$37,519	$41,624
Deferred service revenue	16,685	11,857
Other deferred revenue	42	29

Total	$54,246	$53,510

     As of December 31, 2004, and June 30, 2005, deferred revenue included $23.6 million of deferred product revenue from one customer not expected to be realized for at least 12 months. The Company considers this balance to be a current liability as the customer has contractual cancellation rights.
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
     The following table provides information about activity in goodwill for the period from January 1, 2005, to June 30, 2005 (in thousands):

Goodwill, at January 1, 2005	$55,644
Deferred tax adjustment	(251)
Foreign currency translation adjustment	(814)

Goodwill, at June 30, 2005	$54,579

     In connection with the acquisition of OctigaBay Systems Corporation in April 2004, the Company recognized certain deferred tax liabilities in the amount of $2.0 million. As realization of those deferred tax liabilities occurs, goodwill established due to the acquisition is reduced.

Red Storm Loss Reserves
     In accordance with the Company's revenue recognition policy, revenue from the Red Storm development project is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. On an on-going basis, the Company revises its estimate of total costs expected to be incurred on the contract. In the third quarter of 2004, the Company concluded this would be a loss contract. As of June 30, 2005, the estimated cumulative loss was $15.5 million. As of December 31, 2004, the estimated cumulative loss was $7.6 million. The remaining loss reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.
Line of Credit
     On May 31, 2005, the Company entered into a Senior Secured Credit Agreement with Wells Fargo Foothill, Inc. (“the Credit Agreement”), providing for a two-year revolving line of credit for up to $30.0 million. The Credit Agreement currently restricts the Company from using $5.0 million of the credit line. The new credit line replaces the Company’s previous line of credit with Wells Fargo Bank, N.A. The Credit Agreement provides support for the Company’s existing letters of credit while permitting the Company to use the previously restricted $11.4 million of cash and permitting additional cash advances, subject to a borrowing base composed of (a) up to $20,000,000 based on 100% of the Company’s maintenance service revenue for the trailing six-month period and (b) up to $10,000,000 based on 85% of eligible accounts receivable, as defined in the Credit Agreement, subject to other limitations provided in the Credit Agreement. At June 30, 2005, the Company had outstanding $11.5 million of letters of credit supported by the Credit Agreement and its calculated borrowing base as of that date was approximately $13.5 million The Credit Agreement bears interest on a performance-based formula, contains covenants to maintain or achieve certain financial performance standards and is collateralized by all of the Company’s assets and pledges of the stock of its subsidiaries. As of June 30, 2005, the Company was in compliance with the covenants. The Company is obligated to pay a closing fee of 2.5% of the maximum amount of the credit line, or $750,000, half of which was paid at closing and half of which is payable one year from closing, and other fees and costs customary for such transactions. These costs have been capitalized and are being amortized over the two-year life of the Credit Agreement. The indebtedness under the Credit Agreement constitutes senior indebtedness under the indenture governing the Company’s outstanding convertible senior subordinated notes issued in December 2004. As of June 30, 2005, the Company had not drawn upon the credit facility.
     In connection with the Credit Agreement, the Company also issued the lender a four-year warrant to purchase 200,000 shares of its common stock, with an exercise price equal to $1.65, the closing price of its common stock on the date the warrant was issued. The value of the warrant was estimated as $219,000 and is being amortized over the two-year life of the Credit Agreement.
Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
Net loss	$(54,504)	$(23,796)	$(58,347)	$(44,831)
Gain (loss) on available for sale investments	52	87	61	24
Foreign currency translation adjustment	(2,155)	(449)	(1,915)	(1,481)

Comprehensive loss	$(56,607)	$(24,158)	$(60,201)	$(46,288)

Segment Information
     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. As of June 30, 2005, Cray operated in one business segment: global sales and service of high performance computers.
     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $17.6 million and $38.3 million for the three and six months ended June 30, 2005, compared to $13.5 million and $33.6 million for the three and six months ended June 30, 2004.
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

	The		Asia
	Americas	EMEA	Pacific	Total
Three months ended June 30, 2004:
Product revenue	$8,905	$405	$229	$9,539

Service revenue	$9,194	$1,819	$1,158	$12,171

Net loss	$(50,357)	$(2,369)	$(1,778)	$(54,504)

Six months ended June 30, 2004:
Product revenue	$29,845	$3,423	$4,639	$37,907

Service revenue	$18,740	$4,849	$2,349	$25,938

Net loss	$(54,783)	$(3,292)	$(272)	$(58,347)

As of June 30, 2004:
Long-lived assets	$166,836	$3,142	$1,270	$171,248

Three months ended June 30, 2005:
Product revenue	$15,541	$15,381	$9,279	$40,201

Service revenue	$9,086	$2,934	$1,198	$13,218

Net income (loss)	$(27,396)	$4,091	$(491)	$(23,796)

Six months ended June 30, 2005:
Product revenue	$34,315	$17,757	$14,439	$66,511

Service revenue	$17,473	$4,655	$2,414	$24,542

Net income (loss)	$(45,316)	$2,390	$(1,905)	$(44,831)

As of June 30, 2005:
Long-lived assets	$105,574	$4,132	$2,058	$111,764

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes (see “Convertible Notes Payable”). Because outstanding stock options and warrants and shares issuable upon conversion of the convertible notes are antidilutive, their effect has not been included in the calculation of the net loss per share for the three months and six months ended June 30, 2004, and 2005.
     For the three and six months ended June 30, 2005, common stock equivalents of 39.2 million shares were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2004, common stock equivalents of 19.3 million shares were antidilutive and not included in computing diluted EPS.
Restructuring and Severance Charges
     During the three and six months ended June 30, 2005, the Company recognized restructuring and severance charges of $1.9 million and $1.7 million, respectively. Substantially all of the charges represent severance expenses for terminated employees.
     The restructuring liability is included within accrued payroll and related expenses on the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. The liability activity related to restructuring during the six months ended June 30, 2004, and 2005, was as follows (in thousands):

	2004	2005
Liability balance, January 1	$3,101	$4,690
Payments	(1,338)	(2,212)
Adjustments to previously accrued amounts		(236)
Current period charges		21
Foreign currency translation adjustment		(162)

Liability balance, March 31	1,763	2,101

Payments	(1,404)	(846)
Adjustments to previously accrued amounts		—

	2004	2005
Current period charges		1,947
Foreign currency translation adjustment		(49)
Liability balance, June 30	$359	$3,153

Taxes
     The Company recorded a tax provision of $305,000 and $425,000 for the three and six month periods ended June 30, 2005, compared to a tax benefit of $9.5 million and $11.7 million for the respective 2004 periods. The expense recorded for the three and six months ended June 30, 2005, was primarily related to foreign income taxes payable. The tax benefit recorded in 2004 represented the recognition of deductible temporary differences that occurred in those periods. In the third quarter of 2004, it was determined that is was not more likely than not that future economic benefits resulting from these temporary differences would be recognized, and a valuation allowance was recorded.
Convertible Notes Payable
     In December 2004 the Company issued $80 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.00%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024. The Notes may be called by the Company beginning in December 2007 or required to be redeemed by the Note holders beginning in December 2009.
     The Notes are convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 207.2002 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $4.83 per share of common stock, or 16,576,016 shares (subject to adjustment in certain events). Upon conversion of the Notes, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.
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
     Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of June 30, 2005, none of the conditions for conversion of the Notes were satisfied.
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
     In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banking fees, legal and other professional fees. These costs are being amortized to interest expense over a five-year period from December 2004 through November 2009, coinciding with the start of the period in which the Note holders may require the Company to redeem the Notes. The unamortized balance of these costs is included in other non-current assets in the accompanying consolidated balance sheets.

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
     To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Risk-free interest rate	4.6%	3.9%	4.3%	3.9%
Expected dividend yield	0%	0%	0%	0%
Volatility	82%	88%	82%	89%
Expected life	7.3 years	5.8 years	7.3 years	5.9 years
     If compensation cost for the Company’s stock option plans and its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s net loss and net loss per common share for the three and six months ended June 30, 2004, and 2005 would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss, as reported	$(54,504)	$(23,796)	$(58,347)	$(44,831)
Add:
Stock-based compensation included in reported net loss	2,084	1,794	2,129	2,993
Total stock-based compensation expense determined under fair value-based method for all awards	(2,574)	(1,806)	(5,148)	(20,889)

Pro forma net loss	$(54,994)	$(23,808)	$(61,366)	$(62,727)

Basic and diluted net loss per share:
As reported	$(0.64)	$(0.27)	$(0.74)	$(0.51)
Pro forma	$(0.64)	$(0.27)	$(0.77)	$(0.71)
     For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.
     SFAS No. 123 requires the use of option-pricing models that were not developed for use in valuing employee stock options or stock purchase plan rights. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options and stock purchase plan rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options and stock purchase plan rights.
     In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, deferred compensation includes the unamortized intrinsic value of vested and unvested options assumed in the April 2004 acquisition of OctigaBay Systems Corporation. For this acquisition, the Company measured the intrinsic value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the underlying common stock based on the quoted price of the Company’s common stock at the date the options were assumed. The deferred compensation is being amortized over the requisite service periods. Allocation of this acquisition related deferred compensation expense to the operating categories for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Research and development	$1,072	$1,541	$1,072	$2,569
Sales and marketing	421	242	421	411
General and administrative	546	11	546	13

Total acquisition-related compensation expense	$2,039	$1,794	$2,039	$2,993

     On May 11, 2005, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans with a per share exercise price of $1.47 or greater (the last sale price on the Nasdaq National Market for the Company’s common stock on May 10, 2005). As a result of the acceleration, options to acquire approximately 360,000 shares, with per share exercise prices ranging from $1.47 to $2.35, which otherwise would have vested from time to time over the next four years, became immediately exercisable, including options for 67,720 shares held by executive officers. Options granted to consultants and to non-employee directors were not accelerated. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged. The acceleration resulted in a charge to income of approximately $1.1 million related to the deferred compensation of previously unvested options granted as part of the OctigaBay Systems Corporation acquisition in April 2004.
     Earlier, in March 2005, the Board similarly had accelerated the vesting of all unvested outstanding stock options previously granted to employees and executive officers with a per share exercise price of $2.36 or higher, resulting in options to acquire approximately 4.2 million shares of the Company’s common stock to become immediately exercisable.
     The acceleration eliminates future compensation expense that the Company would have recognized in its statement of operations with respect to these options upon the adoption of SFAS No. 123(R), Shared-Based Payment, on January 1, 2006. The acceleration of existing stock options resulted in the substantial increase in the stock-based compensation expense for the six months ended June 30, 2005, set forth in the above table, as compared to earlier periods.
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
Litigation
     The Company was served on May 25, 2005, with a complaint filed by Marie Limantour, on behalf of herself and all others similarly situated, in the U.S. District Court for the Western District of Washington. The Company subsequently was served with five additional similar complaints filed against it in that court on June 3, 2005, and later dates. Each of the complaints names the Company and certain of its current and former officers as defendants. The plaintiffs in these complaints seek to represent a class of purchasers of its securities during periods that begin as early as October 23, 2002, and end as recently as May 12, 2005. The complaints allege federal securities law violations in connection with the issuance of various reports, press releases and in some cases, statements in investor telephone conference calls. Each complaint requests certification of the class described therein and seeks unspecified damages, interest, attorneys’ fees, costs and other relief. The Company expects that these cases will be consolidated into a single action. The Company disputes the allegations contained in these complaints, and intends to contest them aggressively. The ultimate outcome of these matters cannot be now determined, but management believes that the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
     On June 3 and June 17, 2005, two shareholder derivative complaints were filed in the U.S. District Court for the Western District of Washington against members of the Company's Board of Directors and certain current and former officers. The derivative plaintiffs purport to act on behalf of the Company and make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek to recover on behalf of the Company unspecified damages and seek attorney’s fees, costs and other relief. The Company expects that these cases will be consolidated into a single action.
Other Matters
     Change in Auditors. On April 11, 2005, Deloitte & Touche LLP (“D&T”) informed the chairman of the Company’s Audit Committee that D&T would not stand for re-election as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The Company was informed by D&T that its decision not to stand for re-election was not the result of any disagreements between the Company and D&T on matters of accounting principles or practices, financial statement disclosure or audit scope or procedures.
     The audit reports of D&T on the Company’s financial statements for fiscal years ended December 31, 2003, and 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In the past two years, there have been no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to D&T’s satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.
     On June 30, 2005, the Company’s Audit Committee engaged the firm of Peterson Sullivan PLLC (“Peterson Sullivan”) of Seattle, Washington to act as its independent registered public accounting firm. Prior to that date, the Company did not consult with Peterson Sullivan regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions of that Item) or a reportable event (as described in Item 304(a)(i)(v) of Regulation S-K).
     Nasdaq Potential Delisting Notice. On May 6, 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, due to the auditor’s disclaimer of opinion on management’s assessment of internal control over financial reporting required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in its Form 10-K/A filed on May 3, 2005, the Company was not in compliance with the requirements of Marketplace Rule 4310(c)(14). As a result, the trading symbol for the Company’s common stock was changed from “CRAY” to “CRAYE” at the opening of business on May 10, 2005, and a hearing to determine whether the Company's common stock should be delisted from the Nasdaq National Market system was scheduled. On June 1, 2005, the Company received another letter from Nasdaq stating that, upon further review, Nasdaq determined that the Company complied with all requirements necessary for continued listing on the Nasdaq National Market, and the delisting hearing was cancelled as moot. Effective with the open of business on June 3, 2005, the Company’s common stock traded under its original trading symbol “CRAY”.
Subsequent Events
     On July 13, 2005, the U.S. Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-3 relating to the resale of its issued and outstanding 3.0% convertible senior subordinated notes due 2024 (see “Convertible Notes Payable” above) and the shares of common stock issuable upon conversion of the notes. The Company will not receive any proceeds from the sale by any selling security holder of these notes or the common stock issuable upon conversion of the notes.
     On August 8, 2005, the Company’s Board of Directors announced that Peter J. Ungaro had been appointed Chief Executive Officer of the Company, that Stephen C. Kiely had been appointed non-executive Chairman of the Board of Directors and that James E. Rottsolk was retiring as both Chief Executive Officer and as Chairman of the Board of Directors. Mr. Ungaro was also elected to the Board of Directors; Mr. Rottsolk continues as a Board member.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward- looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 23. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.

Overview
     We design, develop, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia.
     We are dedicated solely to the high performance computing market. We have concentrated our product roadmap on building purpose-built, balanced systems combining highly capable processors (whether developed by ourselves or by others) with rapid interconnect and communications capabilities throughout the entire computing system, not solely processor-to-processor. We believe we are very well positioned to meet the high performance computer market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.
     We also derive revenue from providing maintenance and support services to the worldwide installed base of Cray computers and professional services that leverage our industry technical knowledge.
     Our revenue, net income or loss and cash balances are likely to fluctuate significantly from quarter to quarter and within a quarter due to the high average sales prices and limited number of sales of our larger products, the timing of purchase orders and product deliveries, our general policy of not recognizing product revenue for our larger systems until customer acceptance and other contractual provisions have been fulfilled, and the timing of payments for product sales, maintenance services, government research and development funding, and inventory. Given the nature of our business, our revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     In 2002 we completed hardware development of and began selling our Cray X1 system. We were then also selling other hardware products we obtained with the acquisition of the Cray Research assets from SGI in 2000. In mid-2002 we began development of the Red Storm project for Sandia National Laboratories and began work on the Cascade project under a grant from the Defense Advanced Research Projects Agency (“DARPA”). In 2003 we were principally selling Cray X1 systems and continuing work on the Red Storm and Cascade projects. In 2004 we were in transition from a single product, the Cray X1 system, to three new products: the Cray X1E system, an enhancement to the Cray X1 system that significantly increases processor speed and capability; the Cray XT3 system, developed through the Red Storm project; and the Cray XD1 system, a product in development we acquired with the April 2004 acquisition of OctigaBay Systems Corporation. Initial customer shipments for each of these products occurred in late 2004, with full production ramp in the first half of 2005.
     We experienced net losses in each full year of our development stage operations prior to 2002. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets). For 2004 we had a net loss of $204.0 million (including an expense for acquired in-process research and development of $43.4 million and an income tax expense of $59.1 million related to the establishment of a valuation allowance against deferred tax assets). For the six months ended June 30, 2005, we had a net loss of $44.8 million. In order to become profitable, we need to complete system software development for our Cray XT3 and Cray XD1 systems and obtain related product acceptances, obtain sufficient revenue and margins in a highly competitive market and control expense levels while not adversely impacting future growth.
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
Products: We recognize revenue from our product lines, as follows:
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
     Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications, and to provide services related to the performance of such contracts, is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components at future dates. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a negative margin, the loss is recognized in full at the time.
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
     Multiple-Element Arrangements. We commonly enter into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services and/or software. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:
•	The fair value of the elements, or for residual method calculations, the undelivered element, is established;
•	The functionality of the delivered elements are not dependent on the undelivered elements; and
•	Delivery of the delivered elements represent the culmination of the earnings process.
     If all of the criteria are not met, revenue is deferred until delivery of the last element.
Inventories
     We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. In the quarters ended March 31, 2005, and June 30, 2005, we wrote down product inventory by $0.2 million and $1.4 million, respectively. Because our larger systems have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, including the first half of 2005 (see Notes to the Condensed Consolidated Financial Statements above), and we may have future sales of previously written down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.

Business Combinations
     Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the company acquired are recorded at their fair value at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition. The valuation of the shares issued is based on a seven-day stock price average using the measurement date and three days prior to and after this date. If the Company issued a public announcement of the acquisition, the measurement date is the date of such announcement. If the purchase consideration is based on a formula, the measurement date is based on the requirements in Emerging Issues Task Force Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. If no public announcement was made and a formula is not used in determining the purchase consideration, then the measurement date is the date of purchase.
Goodwill
     Approximately 19% of our assets as of June 30, 2005, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We performed our annual impairment test effective January 1, 2005, and determined that our recorded goodwill was not impaired. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involves a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.
Accounting For Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax and valuation allowance amounts during the period. As of June 30, 2005, we had approximately $122.2 million of deferred tax assets, all of which were fully reserved. In addition, we had $1.3 million of deferred tax liabilities. For the three and six months ended June 30, 2005, we recognized income tax expense of $305,000 and $425,000, respectively.
Allowance for Doubtful Accounts
     Our management must make estimates of allowances for potential future uncollectible amounts related to current period revenues of our products and services. Our allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of June 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $1.3 million and $1.4 million, respectively.
Red Storm Loss Reserves
     In accordance with our revenue recognition policy, revenue from our Red Storm development project is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. On an on-going basis, we revise our estimate of total costs expected to be incurred on the contract. In the third quarter of 2004, we concluded this would be a loss contract for us. As of December 31, 2004, our estimated cumulative loss was $7.6 million and as of June 30, 2005, our estimated cumulative loss was $15.5 million. The remaining loss reserves are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Results of Operations
Product Revenue
     Product revenue was $40.2 million and $66.5 million for the three and six months ended June 30, 2005, compared to $9.5 million and $37.9 million for the respective 2004 periods. Product revenue represented 75% and 73% of total revenue for the three and six months ended June 30, 2005, compared to 44% and 59% for the respective 2004 periods, and consisted of $35.4 million primarily for our Cray X1E systems but also for our Cray XT3 and Cray XD1 systems and other products, and $4.8 million for our Red Storm and Cascade development projects in the three months ended June 30, 2005. Product revenue for the three months ended June 30, 2004, consisted of $3.6 million for our Cray X1 and other products, and $5.9 million for our Red Storm and Cascade development projects.
     Product revenue for the first half of 2005 does not include revenue for several systems that were shipped and installed in the quarter due to pending customer acceptances; we expect to recognize revenue for many of those systems in the second half of 2005 and therefore, we expect our product revenue to increase over the first half. Quarterly product revenue is likely to vary significantly, and is likely to be weighted more significantly to the fourth quarter of 2005.
Service Revenue
     We recorded service revenue, which includes revenue from maintenance services and professional services, of $13.2 million and $24.5 million for the three and six months ended June 30, 2005, compared to $12.2 million and $25.9 million for the respective 2004 periods. In the second quarter of 2005, service revenue benefited from a product acceptance which allowed us to recognize revenue on previously performed services. Service revenue represented 25% and 27% of total revenue for the three and six months ended June 30, 2005, compared to 56% and 41% for the corresponding 2004 periods. The decrease in percentage contribution to total revenue in 2005 is due to increased product revenue.
     Maintenance services are provided under maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. We expect the absolute amount of maintenance service revenue to continue to decline slowly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. We also expect that our newer products will require less hardware maintenance than our historic vector systems, which will adversely affect future service revenue.
Operating Expenses
     Cost of Product Revenue. We recorded cost of product revenue of $41.2 million and $67.6 million for the three and six months ended June 30, 2005, compared to $9.3 million and $29.0 million for the respective 2004 periods. Our cost of product represented 103% and 102% of product revenue for the three and six months ended June 30, 2005, compared to 97% and 77% for the corresponding 2004 periods. Second quarter 2005 cost of product revenue was adversely affected by the recognition of an additional $7.8 million loss on the Red Storm project, a $2.3 million charge for write-downs of excess and scrap inventory and a $0.4 million charge for amortization of core technology acquired as part of the OctigaBay Systems Corporation acquisition in April 2004. In addition to the foregoing, year-to-date cost of product revenue also was adversely affected by manufacturing variances aggregating $5.0 million, including a $2.2 million charge related to the absorption of manufacturing overhead, a $1.1 million charge related to the termination of IBM as our foundry supplier and $0.4 million of amortization of core technology acquired as part of the OctigaBay acquisition.
     We presently estimate that we will recognize a cumulative loss of approximately $15.5 million on the Red Storm contract. In the first half of 2005, we recorded a loss of $7.9 million on the Red Storm contract, and we expect to record zero margin on future Red Storm revenue.
     Cost of Service Revenue. We recorded cost of service revenue of $7.5 million and $15.1 million for the three and six months ended June 30, 2005, compared to $7.8 million and $16.4 million for the corresponding 2004 periods. Our cost of service revenue represented 57% and 62% for the three and six months ended June 30, 2005, compared to 64% and 63% for the corresponding 2004 periods. The decrease in cost of service revenue in 2005 is primarily due to the 2004 restructuring efforts, which reduced headcount by approximately 12%.

     As we continue to experience declines in maintenance revenue as new shipments have not offset retirements, we may continue to reduce maintenance service personnel and experience associated severance expenses. We expect cost of service revenue for the next several quarters to be in the range of approximately 60%-65% of revenue.
Research and Development
     Research and development expenses for the three and six months ended June 30, 2005, reflect our costs associated with the development of the Cray X1E, Cray XD1 and Cray XT3 systems and successor projects, including related software development. Research and development expenses also include personnel expenses, allocated overhead and operating expenses, software, materials and engineering expenses, including payments to third parties. Gross research and development in the table below reflects all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. The government funding reflects reimbursement by the government for development and services, including development of enhancements and successors to the Cray X1E system and other products, and our research and development personnel dedicated to the Red Storm and Cascade projects. The Red Storm and Cascade research and development costs are reflected as cost of product revenue and the related reimbursements are recorded as product revenue. Research and development expenses for the three and six months ended June 30 were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005

Gross research and development	$24,878	$24,205	$44,894	$46,494
Governmental funding	(12,485)	(10,778)	(23,468)	(20,035)

Net research and development expense	$12,393	$13,427	$21,426	$26,459

     Net research and development expenditures represented 25% and 29% of total revenue for the three and six months ended June 30, 2005, as compared to 57% and 34% for the corresponding 2004 periods. The lower 2005 percentage is due to the higher revenue recognized in that period. Net research and development expenditures increased in the three and six months ended June 30, 2005, primarily due to increased amortization of deferred stock compensation, deprecation from additional capitalized computer equipment and increased costs for the use of third-party design tools. We expect that net research and development expenses will decline throughout the rest of 2005, given the 2004 and June 2005 restructuring actions coupled with an increase in government funding.
Sales and Marketing
     Sales and marketing expenses were $7.6 million and $14.2 million for the three and six months ended June 30, 2005, compared to $8.6 and $16.2 million for the corresponding 2004 periods. The decrease in the expenses in 2005 is primarily due to a decrease in external benchmark machine usage and a decrease in headcount as a result of the third quarter 2004 restructuring. Sales and marketing expenses in the second half of 2005 are expected to be in the same range as the first half as we expect costs associated with a major trade-show and higher sales commissions will be offset by lower personnel costs.
General and Administrative
     General and administrative expenses were $4.6 million and $8.9 million for the three and six months ended June 30, 2005, compared to $4.5 million and $7.4 million for the corresponding 2004 periods. The increase in general and administrative costs in 2005 is due primarily to consulting costs related to Sarbanes-Oxley Act of 2002 compliance and increased audit fees. We expect general and administrative expenses in the third quarter and beyond to increase as we continue to expend significant efforts on achieving Sarbanes-Oxley compliance and we begin to incur legal fees associated with the litigation filed against us and certain officers and directors.
     Restructuring and Severance Charges
     Restructuring and severance charges primarily represent out efforts to reduce our overall cost structure primarily by reducing headcount. During the three months ended June 30, 2005, we implemented a worldwide reduction in our work force of approximately 90 employees, or 10%, primarily in operations, sales and marketing. While this resulted in charges of $1.9 million, we anticipate future benefits to be in the range of $5.5 million annually.

Other Income (Expense), net
     For the three and six months ended June 30, 2005, we recognized other income, net, of $153,000 and other expense, net, of $349,000, respectively. For the three and six months ended June 30, 2004, we recognized other income, net, of $184,000 and other expense, net, of $202,000, respectively. These balances consisted primarily of foreign currency gains and losses.
Interest Income (Expense)
     Interest income was $77,000 and $415,000 for the three and six months ended June 30, 2005, compared to $47,000 and $206,000 for the corresponding 2004 periods. Interest income benefited in the first quarter of 2005 from comparatively high invested cash balances generated from the net proceeds of our December 2004 convertible note offering.
     Interest expense was $825,000 and $1.6 million for the three and six months ended June 30, 2005, compared to $22,000 and $38,000 for the corresponding 2004 periods. During 2005, we recognized $1.2 million of interest expense on our 3.0% convertible senior subordinated notes which were issued in December 2004 and approximately $340,000 of amortization of the prepaid issuance costs incurred in connection with that financing.
Taxes
     We recorded a tax provision of $305,000 and $425,000 for the three and six months ended June 30, 2005, compared to a tax benefit of $9.5 million and $11.7 million for the respective 2004 periods. The tax expense recognized in 2005 reflects estimated current foreign and state income tax expense for the first half of the year. The tax benefit recorded in 2004 represented the recognition of deductible temporary differences that occurred in those periods. In the third quarter of 2004, we determined that it was not more likely than not that future economic benefits resulting from these temporary differences would be recognized, and a valuation allowance was recorded.
Liquidity and Capital Resources
     Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $59.7 million at June 30, 2005, compared to $120.6 million at December 31, 2004. Over that period, cash, cash equivalents, restricted cash and short-term investments decreased from $87.4 million to $8.5 million. At June 30, 2005, we had working capital of $55.4 million compared to $96.0 million at December 31, 2004. Reducing working capital was $54.2 million and $53.5 million of deferred revenue as of December 31, 2004, and June 30, 2005, respectively.
     Net cash used by operating activities for the six months ended June 30, 2005, was $77.2 million compared to $26.6 million for the respective 2004 period. For the six months ended June 30, 2005, net operating cash was used primarily by our net operating loss, increases in inventory and accounts receivable offset in part by increases in accounts payable.
     Net cash provided by investing activities was $31.4 million for the six months ended June 30, 2005, compared to net cash used by investing activities of $6.4 million for the respective 2004 period. Net cash provided by investing activities for 2005 consisted primarily of net sales of short-term investments of $34.2 million, which was partially offset by purchases of approximately $2.8 million of property, plant and equipment.
     Net cash provided by financing activities was $12.9 million for the six months ended June 30, 2005, compared to $7.8 million for the respective 2004 period. The 2005 net cash provided by financing activities was primarily the decrease in restricted cash and from the issuance of common stock through our 401(k) plan and our employee stock purchase plan. The 2004 net cash provided by financing activities was primarily from the issuance of common stock pursuant to warrant and stock option exercises and our 401(k) plan.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts as we continue production of Cray X1E, Cray XD1 and Cray XT3 products, third-party engineering expenses, and acquisition of property and equipment. Our remaining fiscal year 2005 capital expenditure budget for property and equipment is estimated currently between $4 and $5 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table is a summary of our contractual cash obligations as of June 30, 2005 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Development agreements	$21,420	$17,975	$3,423	$22
Operating leases	10,479	3,180	5,663	1,636

Total contractual cash obligations	$31,899	$21,155	$9,086	$1,658

     At any particular time, our cash position is affected by the timing of payment for product sales, receipt of payments on maintenance contracts, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter-to-quarter and within a quarter fluctuations in our cash balances. Our principal sources of liquidity are our cash, cash equivalents, operations and credit facility. We experienced lower than anticipated product sales and delays in the availability of our new products in 2004, which adversely affected cash flows in the first half of 2005. We have used significant working capital in the first half of 2005 due to our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Assuming acceptances of and payment for large installed systems and benefit from our 2004 and 2005 restructurings and other recent expense control efforts, we expect our cash flow to turn positive in the second half of this year.
     If we were to experience a material shortfall in our 2005 plans, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our profitability and cash reserves. The range of actions we could take includes, in the short-term, reductions in inventory purchases and commitments, obtaining higher reimbursements for research and development activities and seeking financing from strategic partners and other financial sources and, on a longer-term basis, further reducing headcount-related expenses, reevaluating our global sales model, restricting or eliminating unfunded product development programs and licensing intellectual property.
     We are focused on obtaining acceptances of certain installed large systems, expense controls and working capital management in order to maintain adequate levels of cash. While we believe these steps will generate sufficient cash funds to fund our operations for the rest of the year, we may enhance and strengthen our cash and working capital position by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Beyond 2005, the adequacy of our resources largely will depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See “Factors That Could Affect Future Results” below.
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
     We face increased liquidity risk if cash flow from operating activities does not improve in the second half of 2005. During the six months ended June 30, 2005, we incurred a net loss of $44.8 million and used $77.2 million of cash in operating activities. We used significant working capital in the first half of 2005 to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate for the remainder of the year. These plans assume customer acceptances and subsequent collections from several large customers. Should acceptances be delayed significantly, we could face a significant liquidity challenge and require us to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments and/or seek additional financing. There can be no assurance we will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event our financial resources became insufficient.
     We may be unable to obtain the funding necessary to reduce our liquidity risk. We currently are focused on obtaining acceptances of certain installed large systems, expense controls and working capital management in order to maintain adequate levels of cash. While we believe these steps, along with existing cash resources and our credit facility should be sufficient cash to fund our operations through the remainder of 2005, we may enhance and strengthen our cash and working capital position by raising additional equity or debt capital. A financing may not be available to us when needed or, if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and/or our common stock.

     Our quarterly operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings for any period very difficult.
     First, one or a few system sales may account for a substantial percentage of our quarterly revenue, and thus revenue, net income or loss and cash flow are likely to fluctuate significantly from quarter to quarter and within a quarter. This is due to the high average sales prices and limited number of sales of our larger systems per quarter, the timing of purchase orders and product delivery, and our general policy of not recognizing product revenue until customers accept our products and other contractual provisions have been fulfilled and the uncertain timing of payments for product sales, maintenance services, government research and development funding and inventory. A delay in an acceptance of a system at the end of a quarter or year or other factors affecting revenue recognition could move the associated revenue into a subsequent quarter or year and have a significant impact on revenue, earnings and cash receipts. At June 30, 2005, we had $58.8 million of inventory located at customer sites pending acceptance. Delays in developing systems and enhancements could also result in cancellation or loss of orders. These factors have applied and will continue to apply to sales of our Cray X1E, Cray XT3 and Cray XD1 systems. We anticipate continued deferrals in recognition of revenue and associated costs for certain sales of products due to contractual provisions despite earlier installation and, in most cases, significant prepayment.
     Second, our 2005 quarterly revenue and product margins depends on the success in the marketplace of each of our current products — the Cray X1E, Cray XT3 and Cray XD1 systems. Both the timing of revenue recognition and the gross margin achieved on large transactions can vary significantly.
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
     If we were unable to develop and install stable systems and scaling system software for the Red Storm project and our large Cray XT3 system installations, our second half 2005 results would be materially and adversely impacted. The completion of the Red Storm system at Sandia National Laboratories and the acceptance of several large system installations of our Cray XT3 system are dependent on our ability to complete the development and installation of stable systems and of system software that enables the scaling of application programs over a large number of processors. We are engaged in a significant effort to complete this development project. A substantial delay in completing this work, or a failure to do so, could result in a delays in receiving significant payments for our Red Storm project, default under our Red Storm contract, increased costs to complete the project, further delay in revenue recognition on several large Cray XT3 installations, and adversely affect the possibility of additional orders for the Cray XT3 systems and other products
     We were not successful in completing the Red Storm project on time and on budget, which adversely affected our 2004 and first half 2005 earnings and could adversely affect our future 2005 earnings and financial condition. Our 2005 revenue goals are dependent on the successful completion of the Red Storm project with Sandia National Laboratories. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. We experienced delays in receiving timely deliveries of acceptable components from third parties and development delays, which caused us to miss the contractual third quarter 2004 delivery date. Hardware shipments of the Red Storm system to Sandia commenced in the third quarter of 2004 and completion is subject to the installation of certain component upgrades when they become available. We are developing and installing system software designed to run application programs successfully over the entire system. Falling behind schedule and incurring cost overruns on the Red Storm project has adversely affected our cash flow and earnings, and we recognized an estimated loss in 2004 and recognized additional losses of $85,000 and $7.8 million in the first and second quarters of 2005, respectively. It is possible that we may have additional losses on the Red Storm contract in the second half of 2005.

Failure to complete the Red Storm system or to receive full payment for the Red Storm system would result in the recognition of additional losses , and if severe enough, could result in a contract default or termination. In the event of a contract default, we could be required to deliver all our knowledge and data that materially concerns the Red Storm systems, subject to the trade secret and intellectual property rights of third parties, and assign to Sandia all of our rights to our contractor developed technology, as such term is defined in the contract, subject to a paid-up, non-exclusive and non-transferable license to practice such technology. In the event of a contract termination, we may be liable to pay Sandia for excess costs required to complete the contract. Such delays, default declaration and/or termination could materially adversely affect other transactions with other U.S. government agencies, our 2005 results and financial condition.
     Second half 2005 performance depends on increased product revenue and margins. In the first half of 2005, we have lower product revenue and margins than anticipated for all of our products. Product revenue has been adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third party vendors. Product margins have been adversely impacted by competitive pressures, higher than anticipated manufacturing variances and the provision of additional equipment and services to satisfy delivery delays and performance shortfalls. To improve second half performance, we need to obtain acceptances of several installed large systems, receive new higher margin orders, deliver new shipments on time, receive additional government co-funding of research and development expenses, and limit manufacturing variances and other charges that adversely affect product margin.
     We may not meet the covenants imposed by its current credit agreement. We are subject to various financial and other covenants related to its line of credit with Wells Fargo Foothill, Inc. If we were to fail any of the covenants, we could be subject to fees and/or the possible termination of the credit facility. Termination of our credit facility would have a material adverse impact on our liquidity.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $81 million of our product revenue was derived from such sales, respectively. In the six months ended June 30, 2005, $25.8 million of our product revenue was derived from U.S. government sales. Our sales of and contracts for Cray X1E systems have been largely to government agencies in the United States and other countries, and we expect that will continue throughout 2005. To date in 2005, however, we have entered into a limited number of significant new contracts for sales of Cray X1E systems to U.S. government customers, especially in the defense segment, and we do not expect sales of the Cray X1E systems in 2005 to match the level of Cray X1 system sales in 2003 to such customers. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced, which could lead to reduced profitability or losses in future periods.
     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2005 and beyond. Our success in 2005 and in the following years depends on completing the Red Storm project; completing initial development (particularly of system software) and successfully selling the Cray XT3 system, which involves adapting the Red Storm concept for the broader governmental, industrial and academic markets; successfully selling the Cray X1E system as a significant enhancement to the Cray X1 system; and completing enhancements to the Cray XD1 system, completing stable system software to scale application programs across multiple units and successfully selling the Cray XD1 system in the midrange market. In subsequent years we must develop further hardware and software enhancements to the Cray XT3 and the Cray XD1 systems, as well as successfully complete several key projects on our product road map, including a special purpose product that is expected to contribute significantly in 2006. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, and our 2004 and 2005 restructurings have strained our engineering resources further. Given the breadth of our engineering challenges, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources. Delays in completing the design of the hardware components, developing requisite system software or in integrating the full systems, all of which may be hampered by our financial liquidity situation, would make it difficult for us to develop and market these systems successfully and could cause a lack of confidence in our capabilities among our key customers. At the beginning of 2004, we had planned on generating sizeable revenue shipments of the Cray X1E and XT3 systems in the second half of 2004. Due to development delays, however, we did not record any Cray X1E or Cray XT3 system revenue in 2004. We may incur similar delays in the future, which would adversely affect our revenue and earnings.
     The decline in the vector processor market may make sales of the Cray X1 and Cray X1E systems more difficult, which would adversely affect our revenue and earnings. The market for vector-based systems has declined over the past several years, and is now served only by NEC and us. We expect that in 2005, sales of Cray X1E systems primarily will be to domestic and foreign government agencies, including upgrades to existing Cray X1 customers. The Cray X1E system offers processor speed improvements and enhanced price-performance characteristics. Lack of parts availability may impact new Cray X1E revenues after 2005. If we are unable to market and sell the Cray X1E system successfully, our revenue and earnings will be adversely affected.
     If we cannot attract, retain and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to attract, retain and motivate highly skilled management, technical and marketing and sales personnel. The loss of and failure to replace key engineering management and personnel could adversely affect our multiple development efforts. Recruitment for highly skilled management, technical, marketing and sales personnel is very competitive, and we may not be successful in attracting and retaining such personnel. As part of our strategy to attract and retain personnel, we offer stock option grants. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. We may not have sufficient options in reserve to offer attractive retention packages to key employees and to offer sufficient options to attract new potential hires. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In the second quarter of 2005 we obtained the services of Margaret Williams as Senior Vice President responsible for engineering and Brian C. Henry as Executive Vice President and Chief Financial Officer, and Peter J. Ungaro was recently elevated to Chief Executive Officer. Additional changes to our senior management team, if they were to occur, and the integration of new senior executives could result in some disruption to our business while these new executives become familiar with our business model and establish their management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired.
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
     Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time in 2004 and 2005 we have incurred delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems. The delays in product shipments and acceptances adversely affected 2004 and first half 2005 revenue and margins, and may continue to so in the second half of 2005.
     We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time. We have negotiated a termination of the relationship with IBM and completed contracts with Texas Instruments Incorporated to act as our foundry for certain key integrated circuits for new products planned for 2006 and later. Moving to a new foundry involves a costly redesign of components and processes that will adversely affect operating results in 2005, limit availability of parts for existing products, and may cause delays in the development of these future products.

     Our Cray XT3 and Cray XD1 systems utilize AMD OpteronTM processors. If AMD suffers delays or cancels the development of enhancements to its processors, such as delays in the delivery of its planned dual-core processors, our Cray XT3 and Cray XD1 system sales would be adversely affected. Changing our product designs to utilize another supplier’s microprocessors would be a costly and time-consuming process.
     We face last-time-buy deadlines for certain key components, particularly for our Cray X1 and Cray X1E systems, for which there is no practical alternative supplier. We may have to place such last-time-buy orders before we know all possible sales prospects. We may either estimate low, in which case we limit the number of possible sales of products, or we may estimate too high, and incur inventory write-downs. Either way, our earnings would be adversely affected.
     We may not achieve quarterly or annual net income on a consistent basis. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002, we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.5 million from the reversal of a valuation allowance against deferred tax assets). For 2004, we had a net loss of $204.0 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). For the six months ended June 30, 2005, we had a net loss of $44.8 million. Whether we will achieve net income on a consistent quarterly and annual basis will depend on a number of factors, including:
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

     Failure to manufacture and sell Cray XD1 systems in planned quantities and margins would adversely affect revenue and earnings in the second half of 2005. To be successful, the Cray XD1 system must be manufactured and sold in quantities much higher than our high-end products. We have redesigned our supply and manufacturing processes to accommodate significant daily production and shipment of Cray XD1 systems, although procurement and manufacturing costs continue to be higher than anticipated. We have experienced delays in receiving acceptable components from third parties, which delayed shipments of Cray XD1 systems in the fall of 2004 and at times in 2005. We have changed our sales procedures to accommodate higher volume sales through the retraining of our current sales personnel and, with varying success, adding independent sales channels in various markets. To date these problems have proved more intractable than anticipated. We need to sell Cray XD1 systems at increased margins in a highly competitive market to improve our 2005 second half performance.
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
     Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems would further reduce our service revenue from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from a run-rate of approximately $95 million in 2000 to approximately $46 million in 2004. We expect maintenance service revenue to decline slowly over the next year as our older systems continue to be withdrawn from service and then to stabilize as our new systems are placed in service. In addition, we expect that our newer products will require less hardware maintenance than our historic vector systems, which will adversely affect the rate of service revenue growth.

     Class action and derivative lawsuits have been filed against us and additional lawsuits may be filed. We and certain of our former and current officers and directors have been named in six lawsuits based upon alleged violations of the federal securities laws and in two derivative actions. These cases are still in their early stages. Additional lawsuits may be filed against us. See Part II, Item 1 “Legal Proceedings” for a description of the pending litigation.
     An adverse result in any of these cases could have a material negative financial impact on us. Regardless of the outcome, it is likely that such actions will cause a diversion of our management’s time, resources and attention and the expense of defending the litigation may be costly.
     If we continue to have material weaknesses in our internal controls over financial reporting we may have to restate our results for one or more future fiscal periods. In our amended 2004 Annual Report on Form 10K/A, we identified and described a number of material weaknesses in our internal control over financial reporting. A material weakness in internal control over financial reporting is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the internal control system. We have taken and are taking a number of steps to eliminate these material weaknesses and to prevent future material weaknesses but there can be no assurance that these actions will be effective. Depending on their nature and severity, any continuing or future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, and litigation based on the events themselves or their consequences.
     Testing performed as a part of our management’s evaluation of our internal control over financial reporting was insufficient to support an opinion of our auditors as to management’s evaluation. The auditors for our 2004 financial statements disclaimed an opinion with respect to management’s assessment of our internal control over financial reporting as of December 31, 2004, because testing that we performed in connection with management’s evaluation failed to provide all of the support required to provide such an opinion. We are actively engaged in a program to ensure that adequate testing will occur in support of the 2005 audit but there can be no assurance that such testing will fully support all such requirements. Because the requirement for an attestation report applied for the first time with respect to 2004, we are unable to predict the effect of any future disclaimed opinion on management’s assessment. Future disclaimers could result in an erosion in market confidence in our internal control over financial reporting. Because we did not complete the full complement of tests that would have been required to support our auditors’ attestation report on management’s assessment of our internal control over financial reporting for the year ended December 31, 2004, it is possible that we have not identified control issues that such testing would have revealed.
     The adoption of SFAS 123(R) will lower our earnings and may adversely affect the market price of our common stock. We have used stock-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We currently grant stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our stock-based compensation programs and their structure in light of the imposition of SFAS 123(R) which, without Congressional action, will become effective for us on January 1, 2006. In previous years, as we have reported in the footnotes to our financial statements, our stock option program as currently structured would add approximately $7 million to $13 million of additional non-cash expense annually and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method, which was developed for estimating the fair value of fully transferable short-lived exchange traded options, in which a key component is the price volatility of the underlying common stock; this methodology was not designed to value longer-term employee stock options with vesting requirements and transferability restrictions. In the first half of 2005 we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $1.47 or higher, resulting in the complete vesting of almost all of our then outstanding options, and granted new stock options with a December 31, 2005, vesting date, in order in part to minimize this expense, at least in the short term. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the footnotes, which may adversely affect the market price of our common stock.
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
Factors Pertaining to our Notes and Underlying Common Stock
     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of June 30, 2005, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility ($25.0 million is the maximum currently available) in place to support the issuance of letters of credit of which $11.5 million were outstanding as of June 30, 2005. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. The level of our indebtedness could, among other things:
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

     Our credit facility may affect our ability to make payments under the Notes. Our failure to comply with the financial covenants in our current credit facility could result in an event of default, which, if not cured or waived, could result in the acceleration of our indebtedness. Such covenants include agreements that if the credit facility is in default, we will not make payments to other creditors, including payments under the Notes. Because our credit facilities will constitute senior indebtedness, any enforcement by the Note holders of their rights under the indenture to such payments could lead to our insolvency and a proceeding in which our senior and secured indebtedness would have priority over claims under the Notes.
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
     If we are unable to generate sufficient cash flow to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as:
•	reducing our operating expenses;

•	reducing or delaying capital expenditures or research and development;

•	selling assets;

•	raising additional equity capital and/or debt; and

•	seek legal protection from our creditors.
     Any reduction in operating expenses, reduction or delay in capital expenditures, or sale of assets may materially and adversely affect our future revenue prospects. In addition, we may not be able to raise additional equity capital on commercially reasonable terms or at all. Finally, any of the above actions may not provide sufficient cash to repay our indebtedness, including the Notes.
     There are no covenants in the indenture for the Notes restricting our ability or the ability of our subsidiaries to incur future indebtedness or restricting the terms of any such indebtedness. The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the amount or terms of indebtedness that we or any of our subsidiaries may incur. We may therefore incur additional debt without limitation by the Indenture, including senior indebtedness, to which the Notes are contractually subordinated, and secured indebtedness, to which the Notes are effectively subordinated. In addition, our subsidiaries may incur additional debt to which the Notes are structurally subordinated, without limitation. We or our subsidiaries may also agree to terms of any such indebtedness that may restrict our flexibility in complying with our obligations under the Notes. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify. Our credit facility, however, currently restricts our ability, directly or through our subsidiaries, to incur additional indebtedness.
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
     There are restrictions on the Note holders’ ability to transfer or resell the Notes without registration under applicable securities laws, and if we fail to fulfill our obligations to keep effective the registration statement the Notes for resale, we will be required to pay additional interest on the Notes affected by that failure and to issue additional shares of common stock on

Notes converted during such failure and satisfied by us in common stock. We sold the Notes under an exemption from registration under applicable U.S. federal and state securities laws. The registration statement covering the resale of the Notes and underlying common stock became effective in July 2005. Under the registration rights agreement, we are permitted to suspend the use of the effective registration statement for specific periods of time for certain specified reasons. If we fail to fulfill our obligations specified in the registration rights agreement governing the Notes, we will be required to pay additional interest on Notes adversely affected by such failure. Such additional interest will accrue from the date of such failure at a rate per year equal to 0.25% for the first 90 days, and 0.50% thereafter, on the principal amount of such Notes until such failure is cured or until the registration statement is no longer required to be kept effective and is payable on the scheduled interest payment dates. If a holder converts Notes during a registration default, no accrued and unpaid additional interest will be paid with respect to the Notes converted, but the holder would receive on any conversion that we elect to satisfy in common stock 103% of the number of shares of our common stock that such holder would have received in the absence of such default. We would have no other liability for monetary damages for a failure to fulfill our registration obligations.
     There is no active market for the Notes and if an active trading market does not develop for these Notes, the holders of the Notes may be unable to resell them. The Notes are a new issue of securities for which the only current trading market is the Nasdaq’s screen-based automated trading system known as PORTAL, which facilitates the trading of unregistered securities eligible to be resold by qualified institutional buyers pursuant to SEC Rule 144A. The resale of the Notes is registered under the Securities Act. Any Notes resold using an effective prospectus will no longer be eligible for trading in the PORTAL market. Moreover, if enough Notes are converted, redeemed or sold pursuant to an effective prospectus, trading of Notes in the PORTAL market may become inactive or may cease altogether. In that event, and in the absence of an alternative trading market, there would exist no organized market for the Notes from which their market value could be determined or realized. We do not intend to list the Notes on any national securities exchange or to seek the admission of the Notes for trading in the Nasdaq National Market or SmallCap Market. We have been advised by Bear, Stearns & Co. Inc. that it intends to make a market in the Notes. However, it is not obligated to do so and any market-making activities with respect to the Notes may be discontinued at any time without notice. In addition, market-making activity is subject to the limits imposed by law.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2005, we had outstanding:
•	88,576,496 shares of common stock, including 500,116 shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation in April 2004;

•	warrants to purchase 5,639,850 shares of common stock;

•	stock options to purchase an aggregate of 16,968,008 shares of common stock, of which 13,683,752 options were then exercisable; and

•	Notes convertible into 16,576,016 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. All of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at June 30, 2005, consisted of warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between November 8, 2005, and September 3, 2006, warrants to purchase 200,000 shares of common stock, with an exercise price of $1.65, expiring on May 30, 2009, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. The

Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.
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
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2005, we did not have any short-term investments.
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
     There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that: in the second quarter of 2005 we hired as our chief financial officer Brian C. Henry, who has twenty years of experience as a technology company chief financial officer; we strengthened our Sarbanes-Oxley Act compliance team through the addition of a full time director; and we are involved in ongoing efforts addressing each of the material weaknesses and significant deficiencies identified in our 2004 review as well as reviewing all of our procedures and key controls relating to financial reporting in scope for 2005. Although we have implemented changes in a number of our procedures and key controls, we had not commenced testing of these key controls as of June 30, 2005. We are not planning on reporting whether there had been full remediation of the material weaknesses described in our Annual Report on Form 10-K/A for 2004 until our 2005 report on internal controls is complete.
Part II. Other Information
Item 1. Legal Proceedings
     We were served on May 25, 2005, with a complaint filed by Marie Limantour, on behalf of herself and all others similarly situated, in the U.S. District Court for the Western District of Washington. We subsequently were served with five additional similar complaints filed against us in that court on June 3, 2005, and later dates. Each of these complaints names us and certain of our current and former officers as defendants. The plaintiffs in these complaints seek to represent a class of purchasers of our securities during periods that begin as early as October 23, 2002, and end as recently as May 12, 2005. The complaints allege federal securities law violations in connection with the issuance of various reports, press releases and, in some cases, statements in investor telephone conference calls. Each complaint requests certification of the class described therein and seeks unspecified damages, interest, attorneys’ fees, costs and other relief. We expect that these cases will be consolidated into a single action. We dispute the allegations contained in these complaints, and intend to contest them aggressively. The ultimate outcome of these matters cannot be now determined, but our management believes that the final disposition of these proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.
     On June 3 and June 17, 2005, two shareholder derivative complaints were filed in the U.S. District Court for the Western District of Washington against members of our Board of Directors and certain current and former officers. The derivative plaintiffs purport to act on behalf of Cray and make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek to recover on behalf of Cray unspecified damages and seek attorney’s fees, costs and other relief. We expect that these cases will be consolidated into a single action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarter ended June 30, 2005, we issued an aggregate of 5,901 shares of our common stock upon exchange of the exchangeable shares.
     The issuances of the shares described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations there under and Regulation S under the Securities Act because of the nature of the investors and the manner in which the offering was conducted.

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 11, 2005. At the annual meeting, the following actions occurred.
     1. The following individuals were re-elected as directors for terms expiring in 2006:

Name	Votes For	% For	Withheld	% Withheld
John B. Jones, Jr.	71,327,040	94.42	4,213,024	5.58
Kenneth W. Kennedy, Jr.	71,109,395	94.13	4,430,669	5.87
Stephen C. Kiely	71,336,671	94.44	4,203,393	5.56
Frank L. Lederman	71,315,231	94.41	4,224,833	5.59
Sally G. Narodick	74,897,722	99.15	642,342	0.85
Daniel C. Regis	74,385,792	98.47	1,154,272	1.53
Stephen C. Richards	74,917,335	99.18	622,729	0.82
James E. Rottsolk	74,623,786	98.79	916,278	1.21
Burton J. Smith	74,870,671	99.11	669,393	0.89
     2. A proposal to approve amendments to our 2001 Employee Stock Purchase Plan in order to comply with the requirements of Statement of Accounting Financial Standards No. 123(R), Accounting for Stock-Based Compensation, and to provide administrative improvements was approved by the shareholders, with 35,659,696 shares voting in favor (98.85%) and 1,545,486 shares voting against (4.15%) with 1,521,324 shares abstaining and 36,813,558 broker non-votes.
Item 6. Exhibits

3.1	Bylaws, as amended through May 11, 2005 (2)

4.1	Form of Warrant issued to Wells Fargo Foothill, Inc. (2)

10.1	Offer Letter, dated April 14, 2005, between Cray Inc. and Margaret A. Williams (1)

10.2	Executive Severance Policy, as amended on May 11, 2005 (2)

10.3	Senior Secured Credit Agreement by and among Cray Inc., Cray Federal Inc. and Wells Fargo Foothill, Inc., dated May 31, 2005 (2)

16.3	Letter, dated April 15, 2005, from Deloitte & Touche LLP to the Securities and Exchange Commission as to the statements regarding Deloitte & Touche LLP (3)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer and President

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Henry, Executive Vice President and Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Chairman of the Board of Directors and the Principal Financial Officer and Principal Accounting Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 10, 2005.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 2, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 16, 2005.
Items 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

August 9, 2005	By:	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial and Accounting Officer