Form 10-Q
period 2005-09-30
CRAY INC
filed 2005-11-09
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
     As of November 4, 2005, 88,712,894 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$41,732	$22,723
Restricted cash	11,437
Short-term investments, available for sale	34,253
Accounts receivable, net of allowance of $1,439 and $293, respectively	33,185	56,703
Inventory	71,521	95,480
Prepaid expenses and other current assets	5,225	4,623

Total current assets	197,353	179,529
Property and equipment, net	36,875	34,758
Service spares, net	3,590	3,498
Goodwill	55,644	56,476
Intangible assets, net	6,197	5,250
Other non-current assets	9,130	9,945

TOTAL	$308,789	$289,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,875	$21,175
Accrued payroll and related expenses	14,970	13,324
Other accrued liabilities	8,214	15,328
Deferred revenue	53,219	76,353

Total current liabilities	100,278	126,180
Deferred tax liability, net	1,662	1,332
Other non-current liabilities	1,549	4,742
Convertible notes payable	80,000	80,000
Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid in capital, par $0.01 - Authorized, 150,000,000 shares; issued and outstanding, 87,348,641 and 88,712,894 shares, respectively	413,911	419,374
Exchangeable shares, no par value — Unlimited shares authorized; issued and outstanding, 570,963 and 103,770 shares, respectively	4,173	758
Deferred compensation	(4,220)	(280)
Accumulated other comprehensive income	4,560	5,555
Accumulated deficit	(293,124)	(348,205)

	125,300	77,202

TOTAL	$308,789	$289,456

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Product	$34,806	$33,285	$72,713	$99,796
Service	11,118	11,456	37,056	35,998

Total revenue	45,924	44,741	109,769	135,794

Operating expenses:
Cost of product revenue	46,052	29,005	75,089	96,567
Cost of service revenue	6,909	7,546	23,274	22,652
Research and development	13,344	6,472	34,779	32,932
Sales and marketing	8,720	5,778	24,950	19,951
General and administrative	4,974	3,617	12,354	12,491
Restructuring and severance charges	7,129	1,201	7,129	2,933
In-process research and development charge			43,400

Total operating expenses	87,128	53,619	220,975	187,526

Loss from operations	(41,204)	(8,878)	(111,206)	(51,732)
Other income (expense), net	91	(254)	(111)	(602)
Interest income (expense), net	171	(1,115)	339	(2,319)

Loss before income taxes	(40,942)	(10,247)	(110,978)	(54,653)
Provision for income taxes	70,057	3	58,368	428

Net loss	$(110,999)	$(10,250)	$(169,346)	$(55,081)

Basic and diluted net loss per share	$(1.27)	$(0.12)	$(2.06)	$(0.62)

Basic and diluted weighted average shares outstanding	87,236	88,618	82,013	88,376

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited and in thousands)

							Accumulated
	Common Stock		Exchangeable Shares				Other
	Number of		Number of		Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Deficit	Income (Loss)	Total
BALANCE, January 1, 2005	87,349	$413,911	571	$4,173	$(4,220)	$(293,124)	$4,560	$125,300
Issuance of shares under 401(k) plan	207	770						770
Issuance of shares under employee stock purchase plan	140	440						440
Exercise of stock options	88	138						138
Exchangeable shares converted into common shares	65	475	(65)	(475)
Amortization of deferred compensation					1,199			1,199
Other comprehensive income:
Unrealized loss on available for sale investments							(63)	(63)
Currency translation adjustment					47		(1,032)	(985)
Net loss						(21,035)		(21,035)

BALANCE, March 31, 2005	87,849	415,734	506	3,698	(2,974)	(314,159)	3,465	105,764
Issuance of shares under employee stock purchase plan	221	351						351
Exchangeable shares converted into common shares	6	43	(6)	(43)
Warrants issued in connection with financing		219						219
Reversal of deferred compensation due to employee terminations		(116)			116
Amortization of deferred compensation					1,794			1,794
Other comprehensive income:
Adjustment for realized gain on investments	—						87	87
Currency translation adjustment					30		(449)	(419)
Net loss						(23,796)		(23,796)

BALANCE, June 30, 2005	88,076	416,231	500	3,655	(1,034)	(337,955)	3,103	84,000
Issuance of shares under employee stock purchase plan	241	246						246
Exchangeable shares converted into common shares	396	2,897	(396)	(2,897)
Amortization of deferred compensation					781			781
Other comprehensive income:
Currency translation adjustment					(27)		2,452	2,425
Net loss						(10,250)		(10,250)

BALANCE, September 30, 2005	88,713	$419,374	104	$758	$(280)	$(348,205)	$5,555	$77,202

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended
	September 30,
	2004	2005
Operating activities
Net loss	$(169,346)	$(55,081)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,043	14,775
Stock-based compensation expense	4,229	3,772
In-process research and development charge	43,400
Scrap, excess and obsolete inventory write-downs	8,397	4,883
Deferred taxes	56,335	48
Tax benefit on stock options	1,294
Compensation expense on modification of stock options	72
Deferred compensation on restricted stock	105
Bad debt expense		288
Cash provided (used) by changes in operating assets and liabilities, net of effects of the OctigaBay Systems Corporation acquisition in 2004:
Accounts receivable	20,705	(27,861)
Inventory	(31,609)	(37,165)
Prepaid expenses and other current assets		705
Service spares	(58)	141
Other non-current assets	8,084	(954)
Accounts payable	9,521	(3,160)
Accrued payroll and related expenses	(2,506)	(1,926)
Other accrued liabilities	2,441	9,139
Warranty liability	(655)
Deferred revenue	17,426	28,658
Other non-current liabilities		2,153

Net cash used by operating activities	(20,122)	(61,585)
Investing activities:
Acquisition of OctigaBay, net of cash acquired	(6,270)
Purchases of short-term investments	(33,274)	(10,161)
Sales / maturities of short-term investments	64,839	44,414
Purchases of property and equipment	(9,494)	(3,771)

Net cash provided by investing activities	15,801	30,482
Financing activities:
Proceeds from exercise of stock options and warrants	6,221	138
Proceeds from issuance of common stock through employee stock purchase plan and 401(k) plan	2,405	1,807
Decrease in restricted cash		11,437
Principal payments on capital leases		(693)

Net cash provided by financing activities	8,626	12,689
Effect of foreign exchange rate changes on cash and cash equivalents	76	(595)

Net increase (decrease) in cash and cash equivalents	4,381	(19,009)

Cash and cash equivalents:
Beginning of period	39,773	41,732

End of period	$44,154	$22,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$55	$1,556
Non-cash investing and financing activities:
Inventory transferred to spares	1,762	1,027
Inventory transferred to fixed assets	6,878	7,296
Shares issued for acquisition of OctigaBay	83,542
Issuance of warrants in connection with financing arrangement		219
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basis of Presentation
     In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, shareholders’ equity and cash flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2004.
     The Company’s revenue, net income or loss and cash balances are likely to fluctuate significantly from quarter to quarter and within a quarter due to the high average sales prices and limited number of sales of its larger products, the timing of purchase orders and product deliveries, its general policy of not recognizing product revenue for its larger systems until customer acceptance and other contractual provisions have been fulfilled, and the timing of payments for product sales, maintenance services, government research and development funding, and inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers. Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $35 million and $73.4 million for the three and nine months ended September 30, 2005.
     During the nine months ended September 30, 2005, Cray Inc. and its wholly-owned subsidiaries (“the Company”) incurred a net loss of $55.1 million and used $61.6 million of cash in operating activities. The Company used significant working capital in the first three quarters of 2005 primarily to fund its operating loss, increased inventory purchases, and increased accounts receivable. Cash used in operating activities during the first half of 2005 was partially offset by improved third quarter cash flow. Management’s plans project that the Company’s current cash resources, including its credit facility, and cash to be generated from operating activities should be adequate at least through the Company’s first quarter of 2006. These plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Should acceptances and payments be delayed significantly, the Company could face a significant liquidity challenge which would require it to pursue additional initiatives to further reduce costs, including reductions in inventory purchases and commitments, and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that its financial resources become insufficient.
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
Short-Term Investments
     Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities are readily convertible into cash which could be used in current operations. All short-term investments are classified as available for sale and are recorded at fair value, based on quoted market prices, and unrealized gains and losses are reflected in other comprehensive income. The Company held no short-term investments as of September 30, 2005.

Balance Sheet Details
     Net accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2004	2005
Trade accounts receivable	$20,905	$26,401
Unbilled receivables	6,770	11,298
Government co-funding of development	4,015	12,410
Other	2,934	6,887

	34,624	56,996
Allowance for doubtful accounts	(1,439)	(293)

Accounts receivable, net	$33,185	$56,703

     Receivables from one customer, Sandia National Laboratories, associated with the Red Storm project, represented a total of $15.1 million and $9.4 million in gross receivables at December 31, 2004, and September 30, 2005, respectively. Of these totals, $5.5 million and $9.3 million, at December 31, 2004, and September 30, 2005, respectively, represented unbilled receivables as a consequence of percentage of completion project accounting.
     Government co-funding of development is funded incrementally after work is complete or contractual milestones are completed. There are no fiscal funding contingencies, repayment obligations, future discounts or shared rights to which the Company is obligated.
     The Company makes estimates of allowances for potential future uncollectible amounts related to current period revenues of products and services. The allowance for doubtful accounts is an estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. Management evaluates the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of December 31, 2004, and September 30, 2005, the allowance for doubtful accounts was $1.4 million and $293,000, respectively. During the three month period ending September 30, 2005, management recorded bad debt write-offs of certain old receivables that had previously been fully provided for in the allowance account, thereby decreasing the allowance for doubtful accounts balance.
     Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2004	2005
Components and subassemblies	$24,615	$14,880
Work in process	19,541	6,864
Finished goods	27,365	73,736

Total	$71,521	$95,480

     Finished goods inventory at September 30, 2005 of $73.7 million includes $61.1 million of inventory located at customer sites pending acceptance. Of this amount, $33.2 million was related to a single customer. All of the finished goods inventory at December 31, 2004, of $27.4 million was located at customer sites pending acceptance. Revenue for the three months and nine months ended September 30, 2005, includes $100,000 and $2.1 million, respectively, from the sale of refurbished inventory recorded at a zero cost basis. Revenue for the corresponding 2004 periods includes $0 and $224,000, respectively, from the sale of refurbished inventory recorded at a zero cost basis.
     Deferred revenue consisted of the following (in thousands):

	December 31,	September 30,
	2004	2005
Deferred product revenue	$37,519	$60,989
Deferred service revenue	16,685	17,715
Other deferred revenue	42	29

Total deferred revenue	54,246	78,733
Less long-term deferred revenue	(1,027)	(2,380)

Deferred revenue in current liabilities	$53,219	$76,353

     As of December 31, 2004, and September 30, 2005, deferred revenue included $23.6 million and $28.6 million, respectively, of deferred product revenue from a single customer.
Goodwill
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but instead tests it for impairment at least annually, and between annual tests if indicators of potential impairment exist, using a fair-value based approach. The Company performs its annual impairment test in January of each calendar year. Results for 2003 and 2004 impairment tests did not indicate an impairment loss.
     The following table provides information about activity in goodwill for the period from January 1, 2005, to September 30, 2005 (in thousands):

Goodwill, at January 1, 2005	$55,644
Deferred tax adjustment	(378)
Foreign currency translation adjustment	1,210

Goodwill, at September 30, 2005	$56,476

     In connection with the acquisition of OctigaBay Systems Corporation in April 2004, the Company recognized certain deferred tax liabilities in the amount of $2.0 million. As realization of those deferred tax liabilities occurs, goodwill established due to the acquisition is reduced. Management continues to evaluate potential impairment as it considers cost reduction measures that could have an impact on overall operations, those assets acquired, and net book value. It is possible that in the future the Company’s market capitalization value could be lower than its book value, or future business decisions could impact the carrying value of goodwill. As of September 30, 2005, the Company’s market value exceeded its net book value, which serves as an indicator that goodwill was not impaired at that date.
Red Storm Loss Accruals
     In accordance with the Company’s revenue recognition policy, revenue from the Red Storm development contract is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. On an ongoing basis, the Company revises its estimate of total costs expected to be incurred on the contract. In the third quarter of 2004, the Company concluded this would be a loss contract. As of December 31, 2004, the estimated cumulative loss was $7.6 million and as of September 30, 2005, the estimated cumulative loss was $15.3 million. Accruals for the remaining amounts of such losses are included in accrued liabilities in the accompanying condensed consolidated balance sheets.
Line of Credit
     On May 31, 2005, the Company entered into a Senior Secured Credit Agreement with Wells Fargo Foothill, Inc. (“the Credit Agreement”), providing for a two-year revolving line of credit for up to $30.0 million. The Credit Agreement currently restricts the Company from using $5.0 million of the credit line. The credit line replaces the Company’s previous line of credit with Wells Fargo Bank, N.A. The Credit Agreement provides support for the Company’s existing letters of credit while permitting the Company to use previously restricted cash of $11.4 million and permitting additional cash advances, subject to a borrowing base composed of (a) up to $20.0 million based on 100% of the Company’s maintenance service revenue for the trailing six-month period and (b) up to $10.0 million based on 85% of eligible accounts receivable, as defined in the Credit Agreement, subject to other limitations provided in the Credit Agreement. As of September 30, 2005, the Company is eligible to use $25.0 million of the credit line based on the current restriction stated above, which is reduced by the amount of outstanding letters of credit at that date, or $10.8 million, to arrive at the calculated borrowing base as of that date of approximately $14.2 million. The Credit Agreement bears interest on a performance-based formula, contains covenants to maintain or achieve certain financial performance standards and is collateralized by all of the Company’s assets and pledges of the stock of its subsidiaries. As of September 30, 2005, the Company was in compliance with all applicable covenants. The Company is obligated to pay a closing fee of 2.5% of the maximum amount of the credit line, or $750,000, and other fees and costs customary for such transactions. Half of the closing fee was paid at closing and half is payable one year from closing. These costs have been capitalized and are being amortized over the two-year life of the Credit Agreement. The indebtedness under the Credit Agreement constitutes senior indebtedness under the indenture governing the Company’s outstanding convertible senior subordinated notes issued in December 2004. As of September 30, 2005, the Company had not drawn upon the credit facility.

     In connection with the Credit Agreement, the Company also issued the lender a four-year warrant to purchase 200,000 shares of its common stock, with an exercise price equal to $1.65, the closing price of its common stock on the date the warrant was issued. The value of the warrant was estimated as $219,000 and is being amortized over the two-year life of the Credit Agreement.
Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Net loss	$(110,999)	$(10,250)	$(169,346)	$(55,081)
Gain (loss) on available for sale investments	(59)		2	24
Foreign currency translation adjustment	4,130	2,452	2,215	971

Comprehensive loss	$(106,928)	$(7,798)	$(167,129)	$(54,086)

Segment Information
     SFAS No. 131 (“FAS 131”), Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on allocating resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. As of September 30, 2005, Cray engages in activities in one operating segment: global sales and service of high performance computers.
     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $35 million and $73.4 million for the three and nine months ended September 30, 2005, compared to $43.8 million and $79.4 million for the three and nine months ended September 30, 2004.
     The Company’s geographic operations outside the Americas include sales and service offices in Europe, the Middle East and Africa (“EMEA”), and Japan, Australia, Korea, and Taiwan (“Asia Pacific”). The following data presents the Company’s revenue for these regions, which is determined based upon a customer’s geographic location (in thousands):

	The Americas		EMEA		Asia Pacific			Total
Three months ended September 30,	2004	2005	2004	2005	2004		2005	2004	2005
Product revenue	$34,425	$31,058	$381	$1,374	$		$853	$34,806	$33,285
Service revenue	8,393	8,509	1,629	1,692		1,096	1,255	11,118	11,456

Total revenue	$42,818	$39,567	$2,010	$3,066		$1,096	$2,108	$45,924	$44,741

Nine months ended September 30,
Product revenue	$64,270	$65,373	$3,804	$19,131		$4,639	$15,292	$72,713	$99,796
Service revenue	27,133	25,982	6,478	6,347		3,445	3,669	37,056	35,998

Total revenue	$91,403	$91,355	$10,282	$25,478		$8,084	$18,961	$109,769	$135,794

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes (see “Convertible Notes Payable”). Because outstanding stock options and warrants and shares issuable upon conversion of the convertible notes are antidilutive, their effect has not been included in the calculation of the net loss per share for the three months and nine months ended September 30, 2004, and 2005.

     For the three and nine months ended September 30, 2005, potential common shares of 39 million were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2004, potential common shares of 20.8 million were antidilutive and not included in computing diluted EPS.
Restructuring and Severance Charges
     During the three and nine months ended September 30, 2005, the Company recognized restructuring and severance charges of $1.2 million and $2.9 million, respectively. For the same periods in 2004, the Company recognized restructuring and severance charges of $7.1 million and $7.1 million. All of the charges in both 2005 and 2004 represent severance expenses for terminated employees.
     The current portion of restructuring and severance liability is included within accrued payroll and related expenses on the accompanying condensed consolidated balance sheets as of September 30, 2005, and December 31, 2004. At September 30, 2005, $453,000 of the restructuring and severance liability was classified in other non-current liabilities. The liability activity related to restructuring during the nine months ended September 30, 2004, and 2005, was as follows (in thousands):

	2004	2005
Total liability balance, January 1	$3,101	$4,690
Payments	(1,338)	(2,212)
Adjustments to previously accrued amounts		(236)
Current period charges		21
Foreign currency translation adjustment		(162)

Total liability balance, March 31	1,763	2,101
Payments	(1,404)	(846)
Current period charges		1,947
Foreign currency translation adjustment		(49)

Total liability balance, June 30	359	3,153
Payments	(1,457)	(1,410)
Current period charges	7,062	1,148
Adjustments to previously accrued amounts		55

Total liability balance, September 30	5,964	2,946
Less long-term restructuring and severance liability		(453)

Current restructuring and severance liability	$5,964	$2,493

Taxes
     The Company recorded a tax provision of $3,000 and $428,000 for the three and nine month periods ended September 30, 2005, compared to a tax provision of $70.1 million and $58.4 million for the respective 2004 periods. The expense recorded for the three and nine months ended September 30, 2005, was primarily related to foreign income taxes payable. The tax expense recorded in the first nine months of 2004 was primarily due to the establishment of a valuation allowance of $69.8 million against deferred tax assets of the Company, primarily consisting of net operating loss carryforwards.
Convertible Notes Payable
     In December 2004 the Company issued $80 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024. The Notes may be called by the Company beginning in December 2007 or may be required to be redeemed by the Note holders beginning in December 2009.
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
     Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of September 30, 2005, none of the conditions for conversion of the Notes were satisfied.
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
Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted to employees and are priced at the fair market value of the Company’s stock at the date of grant.
     To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted during the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Risk-free interest rate	4.3%	4.1%	4.3%	3.9%
Expected dividend yield	0%	0%	0%	0%
Volatility	84%	87%	84%	87%
Expected life	7.2 years	6 years	7.2 years	5.8 years
     If compensation cost for the Company’s stock option plans and its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s net loss and net loss per common share for the three and nine months ended September 30, 2004, and 2005 would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net loss, as reported	$(110,999)	$(10,250)	$(169,346)	$(55,081)
Add:
Stock-based compensation included in reported net loss	2,190	781	4,229	3,772
Total stock-based compensation expense determined under fair value-based method for all awards	(3,502)	(2,406)	(10,504)	(23,295)

Pro forma net loss	$(112,311)	$(11,875)	$(175,621)	$(74,604)

Basic and diluted net loss per share:
As reported	$(1.27)	$(0.12)	$(2.06)	$(0.62)
Pro forma	$(1.29)	$(0.13)	$(2.14)	$(0.84)

     For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.
     In accordance with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, deferred compensation includes the unamortized intrinsic value of unvested options assumed in the April 2004 acquisition of OctigaBay Systems Corporation. For this acquisition, the Company measured the intrinsic value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the underlying common stock based on the quoted price of the Company’s common stock at the date the options were assumed. The deferred compensation is being amortized over the requisite service periods. Allocation of this acquisition-related deferred compensation expense to the operating categories for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Research and development	$1,152	$696	$2,224	$3,264
Sales and marketing	452	85	873	495
General and administrative	586		1,132	13

Total acquisition-related compensation expense	$2,190	$781	$4,229	$3,772

     In March and in May of the current year, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans which exceeded certain exercise price thresholds. In March the threshold for accelerated vesting was all options with a per share exercise price of $2.36 or higher, while in May the threshold was all options with a per share exercise price of $1.47 or greater. This acceleration resulted in options to acquire approximately 4.6 million shares of the Company’s common stock becoming immediately exercisable. Options granted to consultants and to non-employee directors were not accelerated. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged. The acceleration resulted in a charge to income of approximately $1.1 million related to the deferred compensation of previously unvested options granted as part of the OctigaBay Systems Corporation acquisition in April 2004.
     The acceleration eliminates compensation expense that the Company would have recognized in the future in its statement of operations with respect to these options upon the adoption of SFAS No. 123(R), Shared-Based Payment, on January 1, 2006, which requires expensing of stock options over the service period in which they vest.
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

Litigation
     Beginning on May 25, 2005, the Company was served with six securities class action complaints filed in the U.S. District Court for the Western District of Washington. Plaintiffs in each of the complaints name the Company and certain of its current and former officers as defendants and seek to represent a class of purchasers of its securities during periods that begin as early as October 23, 2002, and end as late as May 12, 2005. The complaints allege federal securities law violations in connection with the issuance of various reports, press releases and in some cases, statements in investor telephone conference calls. The complaints seek unspecified damages, interest, attorneys’ fees, costs and other relief. On October 19, 2005, the Court ordered the consolidation of these cases into a single action and ordered that an amended complaint be filed by November 15, 2005. The Company disputes the allegations contained in the current complaints and intends to contest them aggressively. The ultimate outcome of these matters cannot be now determined, but management believes that the final disposition of these proceedings will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
     On June 3 and June 17, 2005, two shareholder derivative complaints were filed in the U.S. District Court for the Western District of Washington against members of the Company’s Board of Directors and certain current and former officers. The derivative plaintiffs purport to act on behalf of the Company and make allegations substantially similar to those in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek to recover on behalf of the Company unspecified damages and seek attorney’s fees, costs and other relief. On August 29, 2005, the Court ordered the consolidation of these two cases into a single action, and in October 2005 the Company was served with an amended derivative complaint containing substantially identical allegations as in the earlier complaints.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in this Item 2 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward- looking statements are set forth in the following discussion and under “Factors That Could Affect Future Results” beginning on page 22. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto.
Overview
     We design, develop, manufacture, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia.
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
     In 2002 we completed hardware development of and began selling our Cray X1™ system. We were then also selling other hardware products we obtained with the acquisition of the Cray Research assets from Silicon Graphics, Inc. (“SGI”) in 2000. In mid-2002 we began development of the Red Storm project for Sandia National Laboratories and began work on the Cascade project under a grant from the Defense Advanced Research Projects Agency (“DARPA”). In 2003 we were principally selling Cray X1 systems and continuing work on the Red Storm and Cascade projects. In 2004 we were in transition from a single product, the Cray X1 system, to three new products: the Cray X1E™ system, an enhancement to the Cray X1 system that significantly increases processor speed and capability; the Cray XT3™ system, developed through the Red Storm project; and the Cray XD1™ system, a product in development we acquired with the April 2004 acquisition of OctigaBay Systems Corporation. Initial customer shipments for each of these products occurred in late 2004, with full production ramp in the first half of 2005.
     We experienced net losses in each full year of our development stage operations prior to 2002. For 2002, we had net income of $5.4 million, for 2003 we had net income of $63.2 million (including an income tax benefit of $42.2 million from the reversal of a valuation allowance against deferred tax assets), and for 2004 we had a net loss of $204.0 million (including an expense for acquired in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). For the nine months ended September 30, 2005, we incurred a net loss of $55.1 million. In order to become profitable, we need to complete system software development for our Cray XT3 system and obtain related product acceptances, obtain sufficient revenue and margins in a highly competitive market and control expense levels while not adversely impacting future growth.

     At the end of June 2005, we initiated several measures designed to restructure and lower the costs of our operations. We implemented a worldwide reduction-in-workforce of approximately 90 employees, or 10% of our workforce, primarily in manufacturing, sales, service and marketing. Personnel costs were reduced by an estimated $3.4 million during the third quarter from the second quarter 2005 levels and the amount of research and development funding increased to $17.7 million in the third quarter of 2005 from $10.8 million in the third quarter of 2004. The temporary salary reduction program is planned to be phased out in the second half of the fourth quarter of 2005, which is expected to result in approximately $500,000 and $2.0 million less impact on fourth quarter 2005 and first quarter 2006 expenses, respectively, compared to the third quarter of 2005. While we expect to continue to benefit from increased government funding levels of research and development, the continued impact in the fourth quarter of 2005 and into 2006 is highly dependent on the timely renewal of key government funding contracts.
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
Revenue Recognition
     Products: We recognize revenue from our product lines, as follows:
•	Cray X1/X1E and XT3 Product Lines: We recognize revenue from product sales upon customer acceptance of the system, when there are no significant unfulfilled Company obligations stipulated by the contract that affect the customer’s final acceptance, price is determinable, and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line: We recognize revenue from product sales of Cray XD1 systems upon shipment to or delivery to the customer, depending upon contract terms, when there are no significant unfulfilled Company obligations stipulated by the contract, price is determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when we have no unfulfilled obligations.
     Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications, and to provide services related to the performance of such contracts, is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components at future dates. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a negative margin, any loss is recognized in full at the time.
     Services: Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is assured in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as modified by SAB No. 104, Revenue Recognition in Financial Statements. High performance computing service revenue is recognized as the services are rendered.

     Multiple-Element Arrangements. We commonly enter into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance, and other services. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:
•	The element could be sold separately;

•	The fair value of the undelivered element is established;

•	In cases with any general right of return, our performance with respect to any undelivered element is within our control and probable.
     If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described above under our product line or service revenue recognition policies.
Inventories
     We record our inventories at the lower of cost or market. We regularly evaluate the technological usefulness of various inventory components. When it is determined that previously inventoried components do not function as intended in a fully operational system, the costs associated with these components are expensed. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. As a result, it is possible that older products we have developed may become obsolete or we may sell these products below cost. When we determine that we will likely not recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. For the three and nine month periods ended September 30, 2005, we wrote down product inventory by $0.8 million and $2.3 million, respectively. Because our larger systems have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It is also difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. In the three and nine months ended September 30, 2005, we sold refurbished inventory previously reduced in part or in whole to zero (see Notes to the Condensed Consolidated Financial Statements above), and we may have future sales of previously written down inventory. We may also incur additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.
Goodwill
     Approximately 20% of our assets as of September 30, 2005, consisted of goodwill resulting from our acquisitions of the Cray Research business unit from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We do not amortize goodwill associated with the acquisitions, but instead conduct a periodic impairment analysis, comparing the Company’s fair value (i.e., market value) to its net book value, which is the first step required by Statement of Financial Accounting No. 142, Goodwill and Other Intangible Assets. For the purposes of this analysis, we consider the Company to be a single reporting unit. We performed our annual impairment test effective January 1, 2005, and determined that our recorded goodwill was not impaired. If we were to detect potential impairment, based on the initial analysis, we would then measure the amount of the impairment. This analysis and ongoing analyses of whether the fair value of recorded goodwill is impaired involves a substantial amount of judgment. Future charges related to goodwill could be material depending on future developments and changes in technology and our business.
Accounting For Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In accordance with SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax and valuation allowance amounts during the period. As of September 30, 2005, we had approximately $131.1 million of deferred tax assets, all of which were fully reserved. In addition, we had $1.3 million of deferred tax liabilities. For the three and nine months ended September 30, 2005, we recognized income tax expense of $3,000 and $428,000, respectively.

Allowance for Doubtful Accounts
     Our management must make estimates of allowances for potential future uncollectible amounts related to current period revenues of our products and services. Our allowance for doubtful accounts is a management estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. We evaluate the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of December 31, 2004, and September 30, 2005, our allowance for doubtful accounts was $1.4 million and $293,000, respectively. The reduction in the allowance for doubtful accounts balance was due to the write off of certain old receivables that had previously been fully reserved.
Red Storm Loss Accruals
     In accordance with our revenue recognition policy, revenue from our Red Storm development project is recognized using the percentage of completion method. Percentage of completion is measured based on the ratio of costs incurred to date compared to total estimated costs. On an on-going basis, we revise our estimate of total costs expected to be incurred on the contract. In the third quarter of 2004, we concluded that this contract would result in a loss for the Company and we accrued the full amount of the loss which we estimated at that time. Any changes in the loss estimate in the future will be recorded in the income statement in the period of that determination. As of December 31, 2004, our estimated cumulative loss was $7.6 million and as of September 30, 2005, our estimated cumulative loss was $15.3 million on this project. The increase in the expected loss was recorded to expense during 2005. The loss accrual is included in other accrued liabilities on the accompanying condensed consolidated balance sheets.
Results of Operations
Revenue
     Our product and service revenue for the three and nine months ended September 30 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Product Revenue	$34,806	$33,285	$72,713	$99,796
Product revenue as a percentage of total revenue	76%	74%	66%	73%
Service Revenue	$11,118	$11,456	$37,056	$35,998
Service revenue as a percentage of total revenue	24%	26%	34%	27%
Total Revenue	$45,924	$44,741	$109,769	$135,794
Product Revenue
     Product revenue for the three months ended September 30, 2005 consisted of $28.7 million primarily for our Cray X1E systems but also for our Cray XT3 and Cray XD1 systems and other products, and $4.6 million for our Red Storm and Cascade development projects. Product revenue for the three months ended September 30, 2004, consisted of $14.6 million for our Cray X1 and other products, and $20.2 million for our Red Storm and Cascade development projects.
     Product revenue for the first three quarters of 2005 does not include revenue for several systems that were previously shipped and installed, and for which revenue recognition is pending customer acceptances; we expect to recognize revenue for certain of these large Cray XT3 systems in the last quarter of 2005 and accordingly, we currently expect our fourth quarter product revenue to increase over third quarter.
Service Revenue
     Service revenue includes revenue from maintenance services and professional services. Maintenance services are provided under maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods. Maintenance revenue has been relatively flat over the last year, as added maintenance on new systems has been offset by older systems withdrawn from service. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, higher cost, lower margin contracts are established, based on the timing of system withdrawals from service.

Operating Expenses
Cost of Revenue
     Our cost of product revenue and cost of service revenue for the three and nine months ended September 30 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Cost of Product Revenue	$46,052	$29,005	$75,089	$96,567
Cost of product revenue as a percentage of product revenue	132%	87%	103%	97%
Cost of Service Revenue	$6,909	$7,546	$23,274	$22,652
Cost of service revenue as a percentage of service revenue	62%	66%	63%	63%
Cost of Product Revenue
     Year-to-date 2005 cost of product revenue was adversely affected by the recognition of an additional $7.7 million loss on the Red Storm project, a $4.9 million charge for write-off of scrap, excess and obsolete inventory, and a $2.6 million charge related to unabsorbed manufacturing overhead. Included in the write-off of scrap inventory is a $1.9 million charge related to the termination of IBM as one of our custom integrated circuit manufacturers.
     We presently estimate that we will recognize a cumulative loss of approximately $15.3 million on the Red Storm contract. In the first nine months of 2005, we recorded an additional loss of $7.7 million on the Red Storm contract, and we expect to record zero margin on future Red Storm revenue.
Cost of Service Revenue
     The decrease in cost of service revenue in 2005 is primarily due to the 2004 restructuring efforts, which reduced service headcount by approximately 12%, as well as temporary salary reductions in effect during the third quarter of 2005. We may continue to reduce maintenance service personnel and incur associated severance expenses. We expect cost of service revenue for the next few quarters to be in the range of approximately 60%-65% of service revenue.
Research and Development (in thousands):
     Our research and development expenses for the three and nine months ended September 30 were (in thousands, except for percentages):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Gross research and development expenses	$24,156	$24,198	$68,352	$70,693
Less: Amounts included in cost of product revenue	(5,332)	(4,907)	(16,873)	(14,442)
Less: Reimbursed research and development (excludes amounts in revenue)	(5,480)	(12,819)	(16,700)	(23,319)

Net research and development expenses	$13,344	$6,472	$34,779	$32,932

Net research and development expense as a percentage of total revenue	29%	14%	32%	24%
     Research and development expenses for the three and nine months ended September 30, 2005, reflect our costs associated with the development of the Cray X1E, Cray XD1 and Cray XT3 systems, their upgrades and follow-on products and projects. Research and development expenses include personnel expenses, allocated overhead and operating expenses, software, equipment costs, materials, and hardware and software engineering expenses, including payments to third parties.
     Gross research and development in the table reflects all research and development expenditures, including those costs related to our research and development activities on the Red Storm and Cascade projects. The cost of these two projects is included in cost of product revenue as the related amounts we earn for these activities are recorded as product revenue. At project initiation the government funding was expected to exceed our engineering costs.

     Government funding on certain other system projects, including development of enhancements and successors to the Cray X1E system and, other products, reflects reimbursement for research and development. These reimbursements have been included in research and development because reimbursement at initiation was expected to be less than the costs of the projects. Net research and development expenditures decreased in the three months ended September 30, 2005, as a result of a significant increase in government co-funding, and benefits from our temporary salary reduction plan. Net research and development expenses were relatively flat between year-to-date 2005 and the corresponding 2004 period, primarily due to increased expenses for amortization of deferred stock compensation, depreciation from additional capitalized computer equipment and use of third-party design tools, offset by increased government funding. Our future net research and development expenses are expected to increase modestly in the near term; however our estimates are dependent on the timely renewal of key government co-funding contracts. Because we expect to incur high levels of gross research and development costs, the timing of such renewals is critical to our efforts to contain our operating costs.
Sales and Marketing
     Sales and marketing expenses were $5.8 million and $20.0 million for the three and nine months ended September 30, 2005, compared to $8.7 million and $25.0 million for the corresponding 2004 periods. The decrease in the expenses in 2005 is primarily due to a decrease in headcount as a result of the 2004 restructuring and second quarter 2005 reduction-in-force, as well as a decrease in salaries as a result of our temporary salary reduction. Sales and marketing expenses in the last quarter of 2005 are expected to be somewhat higher than the third quarter based on costs associated with a major supercomputing trade show and higher sales commissions as a result of higher anticipated revenue, which will be partially offset by lower headcount and related decrease in salaries and wage expenses.
General and Administrative
     General and administrative expenses were $3.6 million and $12.5 million for the three and nine months ended September 30, 2005, compared to $5.0 million and $12.4 million for the corresponding 2004 periods. The decrease for the three months ended September 30, 2005 from the corresponding period in 2004 is due to our reduction-in-force and our temporary salary reductions. The year-to-date increase in general and administrative costs in 2005 over the corresponding 2004 period is due primarily to professional service costs related to Sarbanes-Oxley Act internal controls compliance and a related increase in consulting, audit and legal fees, which were partially offset by the effects of the reduction-in-force and temporary salary reductions. We expect general and administrative expenses in the fourth quarter of 2005 and first quarter of 2006 to increase modestly as we complete our financial statement audit and Sarbanes-Oxley internal controls compliance project and audit for the year. Additionally, we expect to incur increased legal fees in connection with the litigation filed against us.
Restructuring and Severance Charges
     Restructuring and severance charges primarily represent our efforts to reduce our overall cost structure by primarily reducing headcount. During the quarter ended June 30, 2005, we implemented a worldwide reduction in workforce of approximately 90 employees, or 10% of our worldwide workforce, primarily in manufacturing, sales, service and marketing and recorded charges of $1.9 million. During the quarter ended September 30, 2005, we incurred additional severance charges of $1.2 million, primarily for the retirement of our former Chief Executive Officer, James Rottsolk. We expect to incur additional restructuring charges in the fourth quarter of 2005 as we exit certain leased facility space in our corporate headquarters and potentially other items as we continue to implement cost reduction and cash savings plans.
In-Process Research and Development Charge
     As part of the acquisition of OctigaBay, we incurred an expense associated with acquired in-process research and development of $43.4 million in the second quarter of 2004.
Other Income (Expense), net
     For the three and nine months ended September 30, 2005, we recognized net other expense of $254,000 and $602,000, respectively. For the three and nine months ended September 30, 2004, we recognized net other income of $91,000 and net other expense of $111,000, respectively. These balances consisted primarily of foreign currency gains and losses.

Interest Income (Expense)
Our interest income and interest expense for the three and nine months ended September 30 were (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
Interest income	$188	$76	$394	$491
Interest expense	(17)	(1,191)	(55)	(2,810)

Net interest income (expense)	$171	$(1,115)	$339	$(2,319)

     Interest income benefited in the first quarter of 2005 from comparatively high invested cash balances generated from the net proceeds of our December 2004 convertible note offering, whereas interest income for the third quarter of 2005 was lower due to comparatively lower invested cash balances.
     During 2005, we recognized $1.8 million of interest expense on our 3.0% convertible senior subordinated notes which were issued in December 2004 and approximately $507,000 of amortization of the prepaid issuance costs incurred in connection with that financing. Additionally, interest expense includes $165,000 of amortization of the costs incurred in securing our line of credit with Wells Fargo Foothill, Inc.
Taxes
     We recorded tax expense of $3,000 and $428,000 for the three and nine months ended September 30, 2005, compared to tax expense of $70.1 million and $58.4 million for the respective 2004 periods. The tax expense recognized in 2005 reflects estimated current foreign and state income tax expense for the first three quarters of the year. A net tax provision was recorded in 2004 because we determined that it was not more likely than not that future economic benefits resulting from prior temporary differences would be recognized, and a valuation allowance was recorded.
Liquidity and Capital Resources
     Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $79.4 million at September 30, 2005, compared to $120.6 million at December 31, 2004. Over that period, cash, cash equivalents, restricted cash and short-term investments decreased from $87.4 million to $22.7 million. At September 30, 2005, we had working capital of $53.3 million compared to $97.1 million at December 31, 2004. Reducing working capital was $53.2 million and $76.4 million of deferred revenue as of December 31, 2004, and September 30, 2005, respectively.
     Net cash used by operating activities for the nine months ended September 30, 2005 was $61.6 million compared to $20.1 million for the respective 2004 period. For the nine months ended September 30, 2005, cash used in operations was primarily used by our net operating loss and increases in inventory and accounts receivable in the first half of the year.
     Net cash provided by investing activities was $30.5 million for the nine months ended September 30, 2005, compared to net cash provided by investing activities of $15.8 million for the respective 2004 period. Net cash provided by investing activities for 2005 consisted primarily of net sales of short-term investments of $34.3 million, which was partially offset by purchases of approximately $3.8 million of property and equipment.
     Net cash provided by financing activities was $12.7 million for the nine months ended September 30, 2005, compared to $8.6 million for the respective 2004 period. The 2005 net cash provided by financing activities resulted primarily from the decrease in restricted cash and cash received from the issuance of common stock through our 401(k) and employee stock purchase plans. The 2004 net cash provided by financing activities was primarily from the issuance of common stock pursuant to warrant and stock option exercises and our 401(k) plan.
     Our remaining fiscal year 2005 capital expenditures for property and equipment is currently estimated at between $500,000 and $2 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. Subsequent to the end of our 2005 third quarter, we completed negotiation of changes to our lease for corporate office space, which will lead to a decrease in our future cash obligations in the amount of approximately $1.8 million over the lease term, which extends into 2008. The following table summarizes our contractual cash obligations as of September 30, 2005 (in thousands):

	Payments Due By Periods
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years
Product design commitments	$19,581	$14,762	$4,819	$
Operating leases	7,880	2,573	5,307

Total contractual cash obligations	$27,461	$17,335	$10,126	$

     Over the next twelve months, our significant cash requirements will relate to operational and research and development expenses as we continue production of Cray XD1 and Cray XT3 products. These expenses will consist primarily of personnel costs, costs of inventory and spare parts, third-party engineering expenses, and acquisition of property and equipment.
     At any particular time, our cash position is affected by the timing of payment for product sales, receipt of payments on maintenance contracts, receipt of government funding of research and development activities and payment for inventory, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash, cash equivalents, operations and credit facility. We experienced lower than anticipated product sales and delays in the availability of our new products in 2004, which adversely affected cash flows in the first three quarters of 2005. We have used significant working capital in the first three quarters of 2005 due to our operating loss, increased inventory purchases and increased accounts receivable. Cash used in operating activities during the first half of 2005 was partially offset by improved third quarter cash flow. Assuming acceptances of, and payment for, large installed systems and benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, we expect our cash flow to be slightly negative in the last quarter of 2005. However, we do not expect to require borrowings from our credit line for the remainder of 2005.
     If we were to experience a material shortfall in our plans, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our operating results and available cash resources. The range of actions we could take includes, in the short-term, reductions in inventory purchases and commitments, and seeking financing from strategic partners and other financial sources and, on a longer-term basis, further reducing headcount-related expenses, reevaluating our global sales model, restricting or eliminating unfunded product development programs, and licensing intellectual property.
     We are focused on obtaining acceptances of certain large, installed Cray XT3 and Cray X1E systems, expense controls and working capital management in order to maintain adequate levels of cash. While we believe these steps will generate sufficient cash funds to fund our operations at least through the first quarter of 2006, we may enhance and strengthen our cash and working capital position by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Beyond 2005, the adequacy of our resources largely will depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. Additionally, the adequacy of our resources is dependent on the timing of government funding as well as our ability to integrate dual core processor technology into our product mix without material delay. See “Factors That Could Affect Future Results” below.
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
     Our operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to many factors, which make forecasting revenue and earnings for any period very difficult. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million, for 2003 we had net income of $63.2 million (including an income tax benefit of $42.2 million from the reversal of a valuation allowance against deferred tax assets), and for 2004 we had a net loss of $204.0 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $58.5 million related to the establishment of a valuation allowance against deferred tax assets). For the nine months ended September 30, 2005, we had a net loss of $55.1 million.
     Whether we will achieve forecasted revenue and net income on a consistent quarterly and annual basis depends on a number of factors, including:
•	successfully selling the Cray XT3, Cray X1E and Cray XD1 systems and other products, and the timing and funding of government purchases, especially in the United States;

•	the level of product margin contribution in any given period;

•	maintaining our other product development projects on schedule and within budgetary limitations, including integration of dual core processor technology into our Cray XD1 and Cray XT3 systems;

•	the level of revenue in any given period, particularly for the high average sales prices and limited number of sales of our larger systems in any quarter, including the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	our expense levels, including research and development net of government co-funding;

•	the terms and conditions of sale or lease for our products;

•	whether we conclude that all or some part of our recorded goodwill has been impaired, which may be due to changes in our business plans and strategy and/or a decrease in our fair value (i.e., the market value of our outstanding shares of common stock); and

•	the impact of expensing our stock-based compensation under SFAS 123(R), once effective.
     The timing of orders and shipments and quarterly and annual results also could be affected by additional events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations, international conflicts or economic crises.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have consistent net income on a quarterly or annual basis in the future.
     Improved future performance is highly dependent on increased product revenue and margins. In the first nine months of 2005, we have had lower product revenue and margins than anticipated for all of our products. Product revenue has been adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third party vendors. Product margins have been adversely impacted by competitive pressures and higher than anticipated manufacturing variances. We sometimes do not meet all of the contract requirements for customer acceptance of our systems which may result in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completion of product development.
     To improve future performance, we need to obtain acceptances of several installed large systems, receive new higher margin orders, deliver new shipments on time, continue to receive ongoing government co-funding of research and development expenses, and limit manufacturing variances, contract penalties and other charges that adversely affect product margin.
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical and marketing and sales personnel. The loss of key senior management could have a significant impact on our efforts to improve operating results. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Turnover of research and development personnel has increased recently due to programmatic decisions and aggressive hiring pressure from competitors and other high technology companies, resulting in increased risks to our ability to complete product development projects on schedule. Recruitment for senior management and highly skilled technical, marketing and sales personnel is very competitive, and we may not be successful in either retaining and/or attracting such personnel. As part of our strategy to attract and retain personnel, we offer stock option grants. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. We may not have sufficient options in reserve to offer attractive retention packages to key employees and to offer sufficient options to attract new potential hires. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In the second quarter of 2005 we obtained the services of Margaret Williams as Senior Vice President responsible for engineering and Brian C. Henry as Executive Vice President and Chief Financial Officer, and Peter J. Ungaro was elevated to Chief Executive Officer. We recently added Jan Silverman as Senior Vice President responsible for corporate strategy and business development. Additional changes to our senior management team, when they occur, and the integration of new senior executives could result in some disruption to our business while these new executives become familiar with our business culture and model and establish their management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies and manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired.

     We face increased liquidity risk if cash flow from operating activities does not improve. During the nine months ended September 30, 2005, we incurred a net loss of $55.1 million and used $61.6 million of cash in operating activities. Although we generated cash from operations in the third quarter of 2005, we used significant working capital in the first half of 2005 to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate at least through the first quarter of 2006. These plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Should acceptances and payments be delayed significantly, we could face a significant liquidity challenge which may require us to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments and/or seek additional financing. There can be no assurance we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding through a financing in the event our financial resources became insufficient. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and/or our common stock.
     We may not meet the covenants imposed by our current credit agreement. We are subject to various financial and other covenants related to our line of credit with Wells Fargo Foothill, Inc. If we were to fail to satisfy any of the covenants, we could be subject to fees and/or the possible termination of the credit facility. Termination of our credit facility would have a material adverse impact on our liquidity.
     If we lose government support for development of our supercomputer systems, our capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, which significantly reduces our reported level of research and development expenses. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any such decrease or delay would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.
     If we were unable to develop and install stable systems and system software for the Red Storm project and our large Cray XT3 system installations, our future results would be materially and adversely impacted. The completion of the Red Storm system at Sandia National Laboratories and the acceptance of several large system installations of our Cray XT3 system are dependent on our ability to complete the development and installation of stable systems and system software that enables the scaling of application programs over a large number of processors. We are engaged in a significant effort to complete this development project. While we are making significant progress, a substantial delay in completing this work, or a failure to do so, could result in a delays in receiving some payments for our Red Storm project, default under our Red Storm contract and increased costs to complete the project; we have experienced delays in revenue recognition on several large Cray XT3 installations, and believe that the inability to demonstrate stable system software over a large number of processors has adversely affected the receipt of additional orders for the Cray XT3 systems.
     We were not successful in completing the Red Storm project on time and on budget, which adversely affected our 2004 and 2005 earnings to date and could adversely affect our future earnings and financial condition. Our 2005 revenue goals are dependent on the successful completion of the Red Storm project with Sandia National Laboratories. Our work is pursuant to a fixed-price contract with payment against significant monthly milestones setting out a tight development schedule and technically challenging performance requirements. We experienced delays in receiving timely deliveries of acceptable components from third parties and development delays, which caused us to miss the contractual third quarter 2004 delivery date. Hardware shipments of the Red Storm system to Sandia commenced in the third quarter of 2004 and completion is subject to the installation of certain component upgrades when they become available. We are developing and installing system software designed to run application programs successfully over the entire system. Falling behind schedule and incurring cost overruns on the Red Storm project has adversely affected our cash flow and earnings, and we recognized an estimated loss of $7.6 million in 2004 and recognized additional losses of $7.7 million for the nine month period ending September 30, 2005, on that project. It is possible that we may have additional losses on the Red Storm contract in the fourth quarter of 2005 or in 2006. Although we have made considerable progress on the Red Storm project, achieved a series of critical milestones, and clarified the path to system acceptance, failure to complete the Red Storm system or to receive full payment for the Red Storm system would result in the recognition of additional losses, and if severe enough, could result in a contract default or termination. Such delays, default declaration and/or termination could materially adversely affect other transactions with other U.S. government agencies, our 2005 or 2006 results and our financial condition.

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
     Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time in 2004 and 2005 we have incurred delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems. The delays in product shipments and acceptances adversely affected 2004 and 2005 revenue and margins, and may continue to so.
     We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of our current products for a limited time. We have negotiated a termination of the relationship with IBM and completed contracts with Texas Instruments Incorporated to act as our foundry for certain key integrated circuits for new products planned for 2006 and later. Moving to a new foundry involves a costly redesign of components and processes that will adversely affect operating results in 2005 and 2006, limit availability of parts for existing products, require us to make risky final buys, and may cause delays in the development of these future products.
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
     Our Cray XT3 and Cray XD1 systems utilize AMD OpteronTM processors. If AMD suffers delays or cancels the development of enhancements to its processors, our Cray XT3 and Cray XD1 system sales would be adversely affected. Changing our product designs to utilize another supplier’s microprocessors would be a costly and time-consuming process.

     Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems would further reduce our service revenue and margins from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from a run-rate of approximately $95 million in 2000 to approximately $46 million in 2004. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $81 million of our product revenue was derived from such sales, respectively. In the nine months ended September 30, 2005, approximately $73.4 million of our product and service revenue was derived from U.S. government sales. Our sales of and contracts for Cray X1E systems have been largely to government agencies in the United States and other countries. To date in 2005, however, we have entered into only a limited number of significant new contracts for sales of Cray X1E systems to U.S. government customers and we do not expect sales of the Cray X1E systems in 2005 to match the level of Cray X1 system sales in 2003; with the decrease in the overall vector market, we expect lower sales of Cray X1E systems in 2006 than in 2005. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations, domestic crisis, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue would be reduced, which could lead to reduced profitability or losses in future periods.
     Our inability to overcome the technical challenges of completing the development of our high performance computer systems would adversely affect our revenue and earnings in 2006 and beyond. Our success in the remainder of 2005, in 2006 and in the following years depends on completing initial development (particularly of system software) and successfully selling the Cray XT3 system, which involves adapting the Red Storm concept for the broader governmental, industrial and academic markets, and successfully selling the Cray XD1 system in the midrange market. In 2006 and subsequent years we must develop further hardware and software enhancements to the Cray XT3 and the Cray XD1 systems, including the timely and successful introduction of dual-core processor technology, as well as successfully complete several key projects on our product road map. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, have suffered from increased turnover, and our employee restructurings have strained our engineering resources further. Given the breadth of our engineering challenges, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources. Delays in completing the design of the hardware components, developing requisite system software or in integrating the full systems, all of which may be hampered by our financial liquidity situation, would make it difficult for us to develop and market these systems successfully and could cause a lack of confidence in our capabilities among our key customers. We have suffered significantly from product delays in the past, especially in the second half of 2004, and may incur similar delays in the future, which would adversely affect our revenue and earnings.
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
     Failure to manufacture and sell Cray XD1 systems in planned quantities and margins would adversely affect revenue and earnings over the next several quarters. To be successful, the Cray XD1 system must be manufactured and sold in quantities much higher than our high-end products. We have redesigned our supply and manufacturing processes to accommodate significant daily production and shipment of Cray XD1 systems, although procurement and manufacturing costs continue to be higher than anticipated. We have changed our sales procedures to accommodate higher volume sales through the retraining of our current sales personnel and, with varying success, adding independent sales and service channels in various markets. To date these problems have proved more intractable than anticipated. We need to sell Cray XD1 systems at increased margins in a highly competitive market to improve our performance.
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
     If we continue to have material weaknesses in our internal controls over financial reporting, we may have to restate our results for one or more future fiscal periods. In our amended 2004 Annual Report on Form 10K/A, we identified and described a number of material weaknesses in our internal control over financial reporting. A material weakness in internal control over financial reporting is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the internal control system. We have implemented a number of remediation plans to eliminate each of these material weaknesses and to prevent future material weaknesses but there can be no assurance that these actions will be successful. Depending on their nature and severity, any continuing or future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, and litigation based on the events themselves or their consequences.

     Testing performed as a part of our management’s evaluation of our internal control over financial reporting for 2004 was insufficient to support an opinion of our auditors as to management’s evaluation. The auditors for our 2004 financial statements disclaimed an opinion with respect to management’s assessment of our internal control over financial reporting as of December 31, 2004, because testing that we performed in connection with management’s evaluation failed to provide all of the support required to provide such an opinion. We are actively engaged in implementing remediation plans which address material weaknesses stated in our 2004 Form 10-K/A and in a program to ensure that adequate testing will occur in support of the 2005 audit but there can be no assurance that such remediation and testing will fully support all such requirements. Because the requirement for an attestation report applied for the first time with respect to 2004, we are unable to predict the effect of any future disclaimed opinion on management’s assessment. Future disclaimers could result in an erosion in market confidence in our internal control over financial reporting. Because we did not complete the full complement of tests that would have been required to support our auditors’ attestation report on management’s assessment of our internal control over financial reporting for the year ended December 31, 2004, it is possible that we have not identified control issues that such testing would have revealed.
     Class action and derivative lawsuits have been filed against us and additional lawsuits may be filed. We and certain of our former and current officers and directors have been named in six lawsuits based upon alleged violations of the federal securities laws and in two derivative actions. These cases are still in their early stages. Additional lawsuits may be filed against us. See “Litigation” above for a description of the current status of this litigation. An adverse result in the federal securities cases could have a material negative financial impact on us. Regardless of the outcome, it is likely that such actions will cause a diversion of our management’s time, resources and attention, and the expense of defending the litigation may be costly.
     The adoption of SFAS 123(R) will lower our earnings and may adversely affect the market price of our common stock. We have used stock-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We currently grant stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our stock-based compensation programs and their structure in light of the imposition of SFAS 123(R) which, without Congressional action, will become effective for us on January 1, 2006. In previous years, as we have reported in the notes to our financial statements, our stock option program as currently structured would add approximately $7 million to $13 million of additional non-cash expense annually and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method, which was developed for estimating the fair value of fully transferable short-lived exchange traded options, in which a key component is the price volatility of the underlying common stock; this methodology was not designed to value longer-term employee stock options with vesting requirements and transferability restrictions. In the first half of 2005 we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $1.47 or higher, resulting in the complete vesting of almost all of our then outstanding options, and granted new stock options with a December 31, 2005, vesting date, in order in part to minimize this expense, at least in the short-term. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the notes, which may adversely affect the market price of our common stock.
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
Factors Pertaining to our Notes and Underlying Common Stock
     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of September 30, 2005, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility ($25.0 million is the maximum available) which supports the issuance of letters of credit, of which $10.8 million were outstanding as of September 30, 2005, and provides us the remaining availability for potential borrowing. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. The level of our indebtedness could, among other things:
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
     Our existing and any future credit facilities may adversely affect our ability to make payments under the Notes. Our existing senior secured credit agreement contains covenants relating to our business, including covenants that require us to maintain or achieve specified financial performance standards, and contains specified events of default. We anticipate that any future credit facility would contain similar types of provisions. Our failure to comply with any of those covenants or the occurrence of any of those specified events of default, if not cured (to the extent cure is permitted under the agreement) or waived, could result in the acceleration of our indebtedness under the existing or any future credit facilities. If our credit facility is in default, we will be required by the indenture, or in certain cases after a notice from our lender pursuant to the indenture, to suspend or defer payments under the Notes. Because our credit facility constitutes senior indebtedness, any enforcement by the Note holders of their rights under the indenture to such payments could lead to our insolvency and a proceeding in which our senior and secured indebtedness would have priority over claims under the Notes.

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
     Any reduction in operating expenses, reduction or delay in capital expenditures, or sale of assets may materially and adversely affect our future revenue prospects. In addition, we may not be able to raise additional equity capital or debt on commercially reasonable terms or at all. Finally, any of the above actions may not provide sufficient cash to repay our indebtedness, including the Notes.
     There are no covenants in the indenture for the Notes restricting our ability or the ability of our subsidiaries to incur future indebtedness or restricting the terms of any such indebtedness. The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the amount or terms of indebtedness that we or any of our subsidiaries may incur. We may therefore incur additional debt without limitation by the indenture for the Notes, including senior indebtedness, to which the Notes are contractually subordinated, and secured indebtedness, to which the Notes are effectively subordinated. In addition, our subsidiaries may incur additional debt to which the Notes are structurally subordinated, without limitation. We or our subsidiaries may also agree to terms of any such indebtedness that may restrict our flexibility in complying with our obligations under the Notes. If we or any of our subsidiaries incur additional indebtedness, the related risks that we and they now face may intensify. Our credit facility, however, currently restricts our ability, directly or through our subsidiaries, to incur additional indebtedness.
     The Notes are subordinated in right of payment to our existing and future senior indebtedness. The Notes are our general unsecured senior subordinated obligations. The Notes rank junior in right of payment to our existing and future senior indebtedness, including our existing line of credit, and equal in right of payment with any future indebtedness or other obligation that is not, by its terms, either senior or subordinated to the Notes. The indenture for the Notes does not limit our ability to incur additional indebtedness of any kind. In the event of our bankruptcy, liquidation or reorganization, the note holders will share in any assets available to our general creditors, only after all obligations to the holders of senior indebtedness have been paid. The note holders do not have the right to limit the amount of senior indebtedness or the competing claims of our general creditors.
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

     We and our subsidiary, Cray Federal Inc., are obligated for all indebtedness under our senior secured credit agreement with Wells Fargo Foothill, Inc., and that agreement is secured by all of our assets and those of Cray Federal Inc. and by pledges of the stock of our subsidiaries, and is supported by guaranties by certain of our subsidiaries.
     In certain circumstances, holders of senior debt can require us to suspend or defer cash payments due in respect of the Notes. If we are in default as to any payment obligation under any Senior Debt, as defined in the indenture governing the Notes, including a payment default that results from the acceleration of such Senior Debt as a result of a non-payment default, we will be prohibited, under the terms of the indenture from making any further cash payments in respect of the Notes until such default has been cured or waived or shall have ceased to exist. In addition, if we incur a non-payment default under any Designated Senior Debt, as defined in the indenture, the holder or holders may provide, or cause to be provided, a notice to the indenture trustee that will have the effect of prohibiting any further cash payments in respect of the Notes for a period not exceeding 179 days from the date on which the trustee receives the notice or until such default is earlier cured or waived. A holder of Designated Senior Debt may have the right to accelerate such debt as a result of the non-payment default during the 179 day blockage period or otherwise, in which event future payments in respect of the Notes will be prohibited as described above. Our obligations under our existing senior secured credit agreement constitute Senior Debt and Designated Senior Debt under the indenture.
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
     We may not have the funds necessary to purchase the Notes upon a fundamental change or other purchase date and our ability to purchase the Notes in such events may be limited. On December 1, 2009, December 1, 2014 and December 1, 2019, holders of the Notes may require us to purchase their Notes for cash. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes. Our ability to repurchase the Notes in such events may be limited by law, and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. Our existing senior secured credit facility does not permit us to repurchase any of the Notes without the prior written consent of the lender, including any repurchase following a fundamental change as defined in the indenture. Any subsequent credit facility may include similar provisions. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. If a repurchase event occurs, we expect that we would require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture or the occurrence of a fundamental change which results in any Note holder delivering a fundamental change purchase notice electing repurchase of any notes each constitutes a default under our existing senior secured credit facility and could lead to defaults under other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.
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
     There is no active market for the Notes and if an active trading market does not develop for these Notes, the holders of the Notes may be unable to resell them. The Notes are a new issue of securities for which the only current trading market is the Nasdaq’s screen-based automated trading system known as PORTAL, which facilitates the trading of unregistered securities eligible to be resold by qualified institutional buyers pursuant to SEC Rule 144A. The resale of the Notes is registered under the Securities Act. Any Notes resold using an effective prospectus will no longer be eligible for trading in the PORTAL market. Moreover, if enough Notes are converted, redeemed or sold pursuant to an effective prospectus, trading of Notes in the PORTAL market may become inactive or may cease altogether. In that event, and in the absence of an alternative trading market, there would exist no organized market for the Notes from which their market value could be determined or realized. We do not intend to list the Notes on any national securities exchange or to seek the admission of the Notes for trading in the Nasdaq National Market or SmallCap Market. We have been advised by Bear, Stearns & Co. Inc. that it is currently making a market in the Notes. However, it is not obligated to do so and any market-making activities with respect to the Notes may be discontinued at any time without notice. In addition, market-making activity is subject to the limits imposed by law.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2005, we had outstanding:
•	88,712,894 shares of common stock, and 103,770 shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation in April 2004;

•	warrants to purchase 5,639,850 shares of common stock;

•	stock options to purchase an aggregate of 16,790,492 shares of common stock, of which 13,258,407 options were then exercisable; and

•	Notes convertible into 16,576,016 shares of common stock.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions. Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at September 30, 2005, consisted of warrants to purchase 300,442 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between November 8, 2005, and September 3, 2006, warrants to purchase 200,000 shares of common stock, with an exercise price of $1.65, expiring on May 30, 2009, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.
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
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 2005, we did not have any short-term investments.

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2005, a 10% change in foreign exchange rates could impact our earnings and cash flows by approximately $500,000.
Item 4. Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, due to the material weaknesses in our internal control over financial reporting identified in our 2004 Form 10-K/A, our disclosure controls and procedures were not effective in providing reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
     There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2005 we continued our ongoing efforts to address each of the material weaknesses and significant deficiencies identified in our 2004 review and to review all of our procedures and key controls relating to financial reporting in scope for 2005. We have implemented changes in a considerable number of our procedures and key controls, and have commenced testing of these key controls. In conducting our assessment of internal control over financial reporting for the current fiscal year, management has completed its review of financial applications, general computer controls, and tax controls and has performed a formalized entity level risk assessment using the criteria established in Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission (“COSO”). Although the review has been completed, testing of the effectiveness of the review has not yet been completed as of the quarter ending September 30, 2005. In addition, in 2005 permanent employees have been hired in key financial reporting positions including the Chief Financial Officer, Director of SEC Reporting, Sarbanes Oxley Compliance Executive, and Director of Internal Audit. We have also implemented a formalized training program for the finance and accounting group.
     We have not identified any additional material weaknesses or significant deficiencies that when aggregated would constitute a new material weakness in our internal controls over financial reporting through the period ending September 30, 2005 that were not disclosed in our 2004 Form 10-K/A. Specifically we have implemented but have not completed testing of our remediation efforts in the following areas: increasing adequacy of oversight of accounting transactions, controls related to review and recording of journal entries, improved documentation and review, and improved oversight of complex contract accounting procedures. We are not planning on reporting whether there had been full remediation of the material weaknesses described in our Annual Report on Form 10-K/A for 2004 until our 2005 report on internal controls is complete.

Part II. Other Information
Item 1. Legal Proceedings
     In our report on Form 10-Q for the second quarter of 2005, we reported on the filing of six complaints in the U.S. District Court for the Western District of Washington against us and certain of our current and former officers as defendants. The plaintiffs in these complaints seek to represent a class of purchasers of our securities during periods that begin as early as October 23, 2002, and end as late as May 12, 2005. We also reported on the filing of two shareholder derivative complaints in the U.S. District Court for the Western District of Washington against members of our Board of Directors and certain current and former officers. There were no material developments in these cases during the quarter ended September 30, 2005, except that on August 29, 2005, the Court ordered the consolidation of these two shareholder derivative cases into a single action. These matters are also described under the caption “Litigation” in Item 1 of Part I in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarter ended September 30, 2005, we issued an aggregate of 396,346 shares of our common stock upon exchange of the exchangeable shares.
     The issuances of the shares described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder and Regulation S under the Securities Act because of the nature of the investors and the manner in which the offering was conducted.
Item 6. Exhibits

3.1	Bylaws, as amended through August 8, 2005 (1)

10.1	Offer Letter, dated May 16, 2005, between Cray Inc. and Brian C. Henry

10.2	Executive Severance Policy, as amended on August 8, 2005 (1)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer and President

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Mr. Henry, Executive Vice President and Chief Financial and Accounting Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and President and the Chief Financial and Accounting Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 8, 2005.
Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
November 9, 2005	By:	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial and Accounting Officer