Form 10-K
period 2005-12-31
CRAY INC
filed 2006-04-21
CIK 949158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, $.01 par value
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes     ☐     No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes     ☐     No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     ☐     Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     ☐     No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2005, was approximately $108,175,000, based upon the closing price of $1.24 per share reported for such date on the Nasdaq National Market System.
      As of April 17, 2006, there were 91,750,299 shares of Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on June 6, 2006, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2005

      Cray, Cray-1, UNICOS and UNICOS/mk are federally registered trademarks of Cray Inc., and Cray Y-MP, Cray C90, Cray J90, Cray T90, Cray T3E, Cray SV1, Cray SV1ex, Cray X1, Cray X1E, Cray XT3 and Cray XD1 are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

Forward-Looking Statements
      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements.
      The risks, uncertainties and assumptions referred to above include fluctuating operating results with possibility of periodic losses and uneven and possibly negative cash flows; need for increased product revenue and margin, particularly from our Cray XT3 system and upgrade and successor systems; the technical challenges of developing new supercomputer systems on time and budget; the timing of product orders, shipments and customer acceptances; the timing and level of government support for supercomputer system development; whether we will be awarded a phase 3 contract under the DARPA High Productivity Computing Systems program; our dependency on third-party suppliers to build and deliver components timely that meet our specifications; the challenge of maintaining expense growth at modest levels while increasing revenue; our ability to attract, retain and motivate key employees, including executive officers and managers; and other risks that are described from time to time in our reports filed with the Securities and Exchange Commission (“SEC” or “Commission”), including but not limited to the items discussed in “Risk Factors” set forth in Item 1A below in this report, and in subsequently filed reports.
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
      We are dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors (whether developed by ourselves or others) along with highly scalable software with very high speed interconnect and communications capabilities throughout the entire computing system, not solely from processor-to-processor. We believe we are very well positioned to meet the high performance computing market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.
      Our 2005 product revenue primarily came from sales of our three principal products, the Cray X1E, Cray XT3 and Cray XD1 systems, and government funding for our Red Storm and Cascade development projects. We also derive revenue from providing maintenance and support services to the worldwide installed base of Cray computers and professional services that leverage our technical knowledge. See “Product Offerings, Projects and Services” below.

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
      We were incorporated under the laws of the State of Washington in December 1987. Our corporate headquarter offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, our telephone number is (206) 701-2000 and our website address is: www.cray.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or our other SEC reports and filings.
Our History
      In many ways our current history began on April 1, 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from Silicon Graphics, Inc. (“SGI”), and renamed ourselves Cray Inc. Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. In early 2000 we were still in the development stage with limited revenue and approximately 125 employees, almost all of whom were located in our Seattle office.
      Cray Research, Inc., founded in 1972 by Seymour Cray, pioneered the use of vector systems in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. Cray Research introduced a series of vector-based systems, including the Cray 1, Y-MP, C90, J90, T90 and SV1 systems. Cray Research also developed leading high-bandwidth massively parallel systems, notably the Cray T3E system, using Alpha microprocessors from Digital Equipment and later Compaq Computer. In 1996 SGI acquired Cray Research and cancelled the development of the successors to the only two U.S. produced capability-class supercomputers at the time, the Cray T90 and T3E systems. In 1997 the U.S. government imposed extensive anti-dumping duties on Japanese vector supercomputers, effectively preventing them from entering the U.S. market. These developments combined to eliminate the availability of high-bandwidth computer systems in the United States high performance computing market, greatly diminishing the U.S. market’s access to these systems. In 1998 SGI and the Department of Defense (“DOD”) entered into a cost-sharing contract for the development of the Cray X1 system (then code-named the Cray SV2). In 1999 SGI announced that it would consider offers to purchase the Cray Research division.

Cray Research Acquisition
      On April 1, 2000, we acquired the operating assets of the Cray Research business unit from SGI and changed our corporate name to Cray Inc. In that transaction, we acquired the Cray product lines, the Cray X1 development project and related cost-sharing contract, a worldwide service organization supporting Cray supercomputers installed at customer sites, integration and final assembly operations, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property. As part of the acquisition, we assumed responsibility for the cost of servicing the Cray T90 vector computers. We agreed with SGI that we would not utilize specified technology to develop specific successor products to the Cray T3E product line, and we agreed to limit our use of SGI’s IRIX operating system to the Cray X1 product family.

Post-Acquisition
      Following the acquisition, we integrated our approximately 900 employees into one company, either had service, sales and other contracts assigned to us or entered into new contracts with customers and vendors, continued the development of the Cray X1 system and continued to sell the then-existing Cray products, principally the Cray T3E and SV1 systems.

      In May 2001 the U.S. anti-dumping order against Japanese vector supercomputers was lifted, NEC Corporation invested $25 million in us and we became a distributor of the NEC SX series of supercomputers, with exclusive rights in North America and non-exclusive rights outside of North America. In 2003 NEC sold its investment in us, cancelled our exclusive rights and we became a non-exclusive distributor worldwide.
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
      In mid-2002 we began our Red Storm development project with Sandia National Laboratories to design and deliver a new high-bandwidth, massively parallel processing supercomputer system. The Red Storm hardware system was shipped in installments to Sandia, with the final hardware shipment in the first quarter of 2005, with further installation of component upgrades as they become available. Working with Sandia, we developed and installed system software designed to run applications programs across the entire system of over 10,000 processors. Recently the Red Storm system became the first computer system to surpass the one terabyte-per-second performance mark on the PTRANS interconnect bandwidth test, a key indicator of the network’s total communications capability. The Red Storm project provided the development basis for a commercial product, our Cray XT3 system, targeting the need for highly scalable, high-bandwidth, microprocessor-based supercomputers. The Cray XT3 system initial customer shipment occurred in the fourth quarter of 2004, with full production ramp in the first half of 2005, and we expect that the Cray XT3 and planned upgrade and successor systems will provide a majority of our product revenue in 2006 and be an important revenue contributor in succeeding years.
      In mid-2002 we also began work under a contract awarded by the Defense Advanced Research Projects Agency (“DARPA”) pursuant to its High Productivity Computing Systems (HPCS) program to develop a system capable of sustained performance in excess of one petaflops (1,000 trillion floating point operations per second), which we call our Cascade program. We are currently completing phase 2 (the research phase) of this project, which ends in mid-2006, and we intend to bid on phase 3 (the prototype phase) later this spring; phase 3 awards are expected to be announced in July 2006.
      On April 1, 2004, we acquired OctigaBay Systems Corporation, a privately-held company located in Burnaby, B.C., Canada. OctigaBay was developing a balanced, high-bandwidth system, designed to be highly reliable and easy-to-use, targeted for the midrange market. We renamed OctigaBay Systems Corporation as Cray Canada Inc. and renamed the OctigaBay product as the Cray XD1 system. Initial commercial shipments of the Cray XD1 system began late in the third quarter of 2004, with full production ramp in the first half of 2005. We plan to combine the capabilities of the Cray XD1 system with our Cray XT3 system into a single product in 2007.
      Discussions that relate to periods prior to April 1, 2000, refer to our operations as Tera Computer Company, and discussions that relate to periods after April 1, 2000, refer to our combined operations as Cray Inc.
The High Performance Computing Industry
      Since the pioneering Cray-1 system arrived in 1976, supercomputers — often defined simply as the most powerful class of computers at any time — have contributed substantially to the advancement of knowledge and the quality of human life. Problems of major economic, scientific and strategic importance typically are addressed by supercomputers, which usually sell for several millions of dollars each, years before becoming tractable with less capable systems. For scientific applications, the increased need for computing power has been driven by highly challenging problems that can be solved only through numerically intensive computation and large data set manipulation. For engineering applications, high performance computers boost productivity and decrease risk and the time to market for companies and products in a broad range of industries. The U.S. government has recognized that the continued development of high performance computer systems is of critical importance to national defense and the economic, scientific and strategic competitiveness of the United States.

Increasing Demand for Supercomputer Power
      Many applications promising future competitive and scientific advantage demand 10 to 1,000 times more supercomputer power than anything available today. We believe there are three principal factors driving the demand in the high performance computing market: the continuing demand for advanced design and simulation capability, continuing concerns about national security issues and the recognized need to advance scientific research for domestic competitiveness of many countries around the world.
      The demand for design capabilities grows seemingly without limit. Weather forecasting and climate modeling centers need increasing computer speeds to handle larger volumes of data to produce more accurate and localized short-term and longer-term forecasts and climate change models. Aerospace firms envision more efficient planes and space vehicles. Automotive companies are targeting increased passenger cabin comfort, better fuel mileage and improved safety and handling. Using genomic and proteomic technologies for drug development are areas of intensive research and substantial spending by research centers and biotechnology and pharmaceutical companies.
      Governments have a wide range of unmet security needs, heightened by an emphasis on anti-terrorism. These needs primarily relate to burgeoning cryptanalysis requirements arising from a more diverse and growing number of sources and requirements for rapid and accurate analysis and integration of information from many disparate sources. In addition, governments need better simulation and modeling of a wide range of weapons and the computational ability to address various classified applications.
      In 2002 the Japanese government announced the completion of the Japanese Earth Simulator project. This high-bandwidth, vector-based system remains acknowledged as one of the world’s most powerful installed computer systems with high sustained operating performance on real applications. The Japanese Earth Simulator validated our proposition that high-bandwidth and sustained performance are critical, and has provided Japan with the opportunity to lead in scientific research in fields such as weather and climate, geophysics, nanotechnology and metallurgy.

The Advantages of Bandwidth
      When we speak of “bandwidth,” we mean the rate at which processors can communicate with other processors, with the system’s internal memory subsystem and with input/output (“I/O”) connections.
      Today’s high performance computer market is replete with low-bandwidth systems and off-the-shelf commodity-based cluster systems that loosely link together multiple commodity servers or personal computers by means of commercially available interconnect products. In recent years, the speed and capabilities of off-the-shelf interconnect systems and processors have continued to improve, and independent software vendors have adapted their application codes to exploit the capabilities and partially mask the weaknesses of these systems. These systems offer competitive price/performance on small problems and larger problems lacking communications complexity.
      We are dedicated solely to the supercomputing market. Although we are a comparatively small company, we have invested significantly to develop advanced supercomputing systems. We differentiate ourselves from our competitors primarily by emphasizing the processing and communication capabilities of our systems. We have concentrated our product roadmap on building balanced systems combining highly capable processors (whether developed by ourselves or others) along with scalable software with very high speed interconnect and communication capabilities throughout the entire computing system. Our supercomputer systems are “balanced” in that our systems are fast not only between processors but also between processors and memory and I/O subsystems, allowing the entire system to scale to deliver the highest levels of capability so that users may run their largest and most challenging problems significantly faster. Competitive systems may use processors with higher rated or theoretical speeds than some of our systems — although at 18 gigaflops (billions of floating point operations per second) our Cray X1E processor is currently one of the world’s fastest — but even in those cases our systems typically outperform competing products on the most challenging applications by using their high-bandwidth communications and scaling software capabilities to deliver more data to the Cray processors and keep them busier and more efficient, especially at large scale.
      As we design our supercomputer systems for the needs of the high performance computing market, we say they are “purpose-built” for this market. Vendors of low-bandwidth systems, such as Dell and several other companies building clusters with commercially available commodity technology, design and build their processors and systems to meet the requirements of their larger commercial computer markets — for servers and personal computers — and then attempt to leverage these commercial server-based products into the supercomputer market.
      Low-bandwidth and cluster systems may offer higher theoretical peak performance, for equivalent cost, than do our systems. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate (obtained simply by multiplying the number of processors by the designed rated peak speed of each processor, assuming no bottlenecks or inefficiences). Sustained performance, always lower than peak, is the actual speed at which a supercomputer system runs an application program. The sustained performance of low-bandwidth and cluster systems on complex applications frequently is a small fraction, often less than 5-10%, of their theoretical peak performance, and as these systems become larger, their efficiency declines even further, sometimes below 1% for the most challenging applications. Our systems, designed for balanced total system communications capability, provide high actual sustained performance on difficult computational problems, even though in some cases they may have a lower theoretical peak performance than competitors’ systems. While sustained performance may vary widely on different applications, our systems generally operate on a sustained basis from 1.5 to 10 times that of competitors’ systems. We expect our systems to provide price/performance advantages over low-bandwidth and cluster systems when actual performance on real applications is taken into account.
      The advent of the Cray X1 system in late 2002 provided the first new high-bandwidth alternative for the U.S. high-end high performance computer customers since the mid-1990’s. Our introduction in late 2004 of the Cray XT3 and Cray XD1 systems extended the availability of high-bandwidth systems to systems that use commodity processors.

The High Performance Computing Market
      Industry analyst firm, International Data Corporation (“IDC”), provides information regarding the high performance computing systems market, including historical data and projections. IDC preliminarily estimates that the revenue for the entire high performance technical computing market totaled approximately $9.1 billion in 2005. IDC segments the high performance computing systems market based on prices and, at the higher end, intended use. IDC descriptions and estimates of revenue in recent years for each of these segments (preliminary estimates for 2005) follow:

•	Capability. Systems configured and purchased to solve the largest, most demanding problems, and generally priced at $1 million or more. The size of the capability segment has ranged in recent years from about $800 million to $1.2 billion, with 2005 estimated revenue of $870 million.

•	Enterprise. Systems purchased to support technical applications in throughput environments and sold for $1.0 million or more, with 2005 estimated revenue of $1.2 billion.

•	Divisional. Systems purchased to support technical applications in throughput environments and sold for $250,000 to $999,999, with 2005 estimated revenue of $1.9 billion.

•	Departmental. Systems purchased to support technical applications in throughput environments and sold for $50,000 to $250,000, with 2005 estimated revenue of $2.9 billion.

•	Workgroup. Systems purchased to support technical applications in throughput environments and sold for less than $50,000, with 2005 estimated revenue of $2.2 billion.
      We focus on the capability segment of the high performance computing market where the features we are known for — high speed processors coupled with very fast communications — are widely recognized as necessary to solve the world’s most difficult computing problems. With the Cray XT3 and Cray XD1 systems, our addressable market expanded into parts of the enterprise segment.
Our Target Market and Customers
      Our target markets for 2006 and beyond principally include the government/classified, scientific research, weather/environmental, and automotive, aerospace and manufacturing markets. In certain of our targeted markets, such as the government/classified and scientific research markets, customers have their own application programs and are accustomed to using new, less proven systems. Other target customers, such as automotive and aerospace firms and some governmental agencies, require third-party application programs in production environments.

Government/Classified
      Government agencies have represented a significant segment for Cray Research and ourselves for many years. Certain governmental departments continue to provide funding support for our research and development efforts to meet their objectives. We expect long-term spending on national security and defense to increase. Current and target customers for our products include DOD classified customers and parts of the Department of Energy, which funds the Sandia National Laboratories, Los Alamos National Laboratory and Lawrence Livermore National Laboratory, and certain foreign counterparts.

Scientific Research
      The scientific research segment includes both unclassified governmental and academic research laboratories and centers. The DOD, through its Defense High Performance Computing Modernization Program, funds a number of research organizations. Network Computing Services, Inc., the system integrator for the Army High Performance Computing Research Center in Minneapolis, the U.S. Army Corps of Engineers’ Engineering, Research and Development Center (ERDC) in Vicksburg, Mississippi, the Corp’s Major Shared Resource Center, and the Arctic Region Supercomputing Center in Fairbanks, for example, were early purchasers of our Cray X1 system, and the Army Center upgraded its Cray X1 system to a Cray X1E system. The Office of Science in the Department of Energy, which funds the Oak Ridge National Laboratory, Argonne National Laboratory and National Energy Research Scientific Computing Center, is a key target customer as is the National Aeronautics and Space Administration. Oak Ridge National Laboratory is a significant customer for Cray X1, X1E and XT3 systems and related services. The Pittsburgh Supercomputing Center, funded by the National Science Foundation, has acquired a Cray XT3 system with 10 teraflops (trillions of calculations per second) peak performance, and ERDC recently accepted a Cray XT3 system with 20 teraflops peak performance. The Maui High Performance Computing Center, a U.S. Air Force Research Laboratory’s Directed Energy Directorate facility funded by the Defense High Performance Computing Modernization Program, acquired a Cray XD1 system with a peak performance of about 1.4 teraflops to increase the Center’s capabilities in space surveillance and image processing. Cray XD1 systems have been acquired by governmental and academic research laboratories and centers in Italy, Germany, India, the United Kingdom and the United States.

Weather/Environmental
      Weather forecasting and climate modeling applications require increasing speed and larger volumes of data and thus are targets for our high-bandwidth systems. Cray supercomputers are used in weather centers worldwide, from the United Kingdom to Korea. We have installed Cray X1 and Cray X1E systems at the Spanish National Institute of Meteorology and the Korea Meteorological Administration, where the Cray X1E system is the most powerful operational weather forecasting system in the world.

Automotive, Aerospace and Manufacturing
      These industries use supercomputers to design lighter, safer and more durable vehicles as well as to study wind noise and airflow around the vehicle and in many other computer-aided engineering applications. Several of the major automobile companies and aerospace companies are Cray customers. We have installed a Cray X1 system at The Boeing Company, which uses the system primarily to run structural analysis and computational fluid dynamics codes. The Cray XD1 system, especially in larger configurations, has demonstrated early impressive results on certain automotive crash, computational fluid dynamics and other important manufacturing applications, with both Toyota Auto Body and Sony Corporation in Japan as recent customers.
Product Offerings, Projects and Services
      Our supercomputing products provide high-bandwidth and other capabilities needed for exploiting new and existing market opportunities. Among supercomputer vendors, our intent is to offer the most scalable and highest (sustained) performing systems in the high performance computing market. Our goal is to bring major enhancements and/or new products to market every 12 to 24 months using both custom and commodity processor-based supercomputers.
Current Products

Cray XT3 System
      The Cray XT3 system uses Advanced Micro Devices Inc. (“AMD”) single-core and dual-core Opterontm processors connected via our high-bandwidth interconnect network. It incorporates a massively parallel optimized operating system and a standards-based programming environment designed to deliver very high sustained application performance in configurations from 200 to 30,000 processors. The Cray XT3 system features a tightly integrated management system to provide high reliability and to run full-system applications to completion. The Cray XT3 system is based on the Red Storm architecture we co-developed with Sandia National Laboratories. We began shipments of early versions of the Cray XT3 system in the fourth quarter of 2004, with full production ramp in the first half of 2005. Our selling focus for the Cray XT3 systems covers a range of peak performance from one to over 100 teraflops. List selling prices for a one cabinet system start at under $2 million. We expect the Cray XT3 system, including planned upgrade and successor systems, to provide a majority of our product revenue in 2006 and to be an important revenue contributor in succeeding years.

Cray X1E System
      In late 2002 we completed hardware development of the new Cray X1 system, which incorporates in its design both vector-processing capabilities from the long line of Cray Research vector systems and massively parallel capabilities analogous to those of our prior generation Cray T3E system. Designed to provide efficient scalability and high-bandwidth to run complex applications at high sustained speeds, the Cray X1 system is an “extreme performance” supercomputer aimed at the high end of the vector processing and massively parallel systems markets. We commenced delivering production systems late in the fourth quarter of 2002. In 2003 we enhanced the Cray X1 system hardware and software, ported application programs to provide the features and stability required in a production environment by governmental and industrial users, and delivered ever-larger integrated systems. The Cray X1E system, first shipped in December 2004, nearly triples the peak performance of the Cray X1 system and features one of the world’s most powerful processors, at 18 gigaflops. Our selling focus for the Cray X1E system covers a range of performance from 500 gigaflops to 20 teraflops. Many of our Cray X1 customers upgraded to Cray X1E systems. The last Cray X1E system will ship in 2006 as we finish development of a successor system, code-named “BlackWidow,” designed to improve system performance and scalability for delivery in 2007.

Cray XD1 System
      The Cray XD1 system, like the Cray XT3 system, is a purpose-built, balanced high-bandwidth system that employs standard microprocessors but is designed for the mid-range market. It provides superior sustained application performance employing the direct connected processor architecture to link processors directly to each other and memory, eliminating interconnect bottlenecks and providing greater bandwidth and lower latency than typical cluster systems currently available. The Cray XD1 system leverages high volume technologies such as AMD’s HyperTransport and Opteron technologies. It also uses a Linux-based operating system in connection with our automated management infrastructure and provides the opportunity to accelerate application performance through the use of field programmable gate arrays. Our selling focus for the Cray XD1 system ranges from 58 gigaflops to over 2.5 teraflops with processor counts from 12 to more than 512. List prices for one unit (chassis) systems start at under $100,000, with multiple units providing enhanced application scaling performance. We plan to combine the capabilities of the Cray XD1 system with our Cray XT3 system into a single product in 2007.

Resale of Products of Other Companies
      We offer the NEC SX series of vector supercomputers on a non-exclusive basis, and sell to our supercomputer customers storage systems from DataDirect Networks, Inc., Engenio Storage Group of LSI Logic Corporation, and Advanced Digital Information Corporation. We do not expect to record significant revenue in 2006 from this activity.
Current Projects

Cascade Project
      In mid-2002 DARPA selected Cray and four other companies for phase 1 of its HPCS program leading to the development of a commercially available high productivity system capable of running real-world applications with sustained performance in excess of one petaflops by 2010. In addition to having high sustained performance, the resulting system is to be designed to be much easier to program, more broadly applicable and more robust than current designs. In mid-2003 we signed a phase 2 research agreement with DARPA that provided us and our research partners, Stanford University, California Institute of Technology/ Jet Propulsion Laboratories and the University of Notre Dame, with just under $50 million over three years to investigate advanced design concepts for the petaflops system. IBM and Sun Microsystems received similar awards. We expect to complete phase 2 in July 2006 and we are preparing our bid for phase 3, the prototype phase. In July 2006 DARPA is expected to select one or two vendors for phase 3 with initial prototype deliveries scheduled for late 2010. Phase 3 awards are expected to be in the range of $200 million to $250 million each, payable over about five years, with awardees contributing a significant portion of the total costs.

Red Storm
      In mid-2002 we contracted with Sandia National Laboratories to design and deliver a new massively parallel 40-teraflop processing system, called Red Storm, that uses over 10,000 Opteron processors from AMD connected via our low-latency, high-bandwidth interconnect network based on HyperTransport technology. The Red Storm project involves critical network and operating system development. We completed delivery and installation of the Red Storm hardware at Sandia in the first quarter of 2005, with subsequent installation of certain component upgrades as they become available. Together with Sandia, we developed and installed system software designed to run applications programs across the entire system. In November 2005 we announced that we will expand the Red Storm system to more than 14,000 Opteron processors with a peak performance of more than 50 teraflops (trillions of calculations per second) from its current 40-teraflop capacity.

Other Research and Development Activities
      We are involved in several substantial research projects to develop vector, multithreaded and commodity processor-based offerings that will continue to advance performance and scalability. These activities include successors to the Cray XT3 system, with an upgrade system scheduled for delivery in the fourth quarter of 2006; a successor to the Cray X1/ X1E line, code-named BlackWidow, with initial product deliveries scheduled for 2007; and continued development of our multithreaded system, code-named our Eldorado project, with initial product deliveries scheduled for 2007. We have established a long-term vision, which we refer to as “Adaptive Supercomputing,” to support the anticipated future needs of high performance computing customers. With Adaptive Supercomputing, the concept of heterogeneous computing — access to multiple processor technologies — is expanded to a fully integrated view of both hardware and software supporting multiple processing technologies within a single system. We believe we have a significant foundation in making this vision a reality because of our unique background in custom processor architectures, including vector and multithreaded technologies, as well as commodity and new co-processor technologies such as field programmable gate arrays. Our plan is to increasingly integrate these processing technologies over the next few years into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application code to the most appropriate processing elements, which is expected to allow programmers to write code in a more natural way and users to benefit from substantially better performance.
      These projects are expensive undertakings in terms of dollars, people and time. We seek government funding, such as funding provided for the Red Storm, Cascade, Cray X1/ X1E, BlackWidow and Eldorado projects, to help defray the costs of this advanced research and development.
Services
      Our extensive worldwide maintenance and support organization provides us with a competitive advantage and a predictable flow of revenue and cash. Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support monthly, others pay on a quarterly or annual basis.
      Our professional services organization supports our emphasis on providing solutions rather than just computer systems to our customers. This organization provides consulting, integration of Cray products, custom hardware and software engineering, advanced computer training, site engineering, data center operation and project management services. These services leverage our reputation and skills for services and industry technical leadership.
Technology
      Our leadership in the high performance computer industry depends on successful development and introduction of new products and enhancements to existing products. Our research and development activities are focused on system architecture, hardware and software necessary to implement our product roadmap.

Architecture
      We believe we are the only company in the world with significant demonstrated expertise in four primary processor technologies: vector processing, massively parallel processing, multithreading and co-processing with field programmable gate arrays.
      Cray Research pioneered the use of vector systems, from the Cray-1 to the Cray T90 systems. These systems traditionally have used a moderate number (one to 32) of very fast custom processors in connection with a shared memory. Vector processing has proven to be highly effective for many scientific and engineering application programs that have been written to maximize the number of long vectors. The system stemming from our BlackWidow project will have the same basic attributes as our current Cray X1E system but will provide increased performance and scalability.
      Massively parallel processing architectures typically link hundreds or thousands of standard or commodity processors to work either on multiple tasks at the same time or together in concert on a single computationally-intensive task. We focus on building massive parallel processing systems with scalable architectures using high-bandwidth interconnect networks. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. Both the Cray XT3 and the Cray XD1 systems are based on this concept.
      Multithreading technology was the core concept behind the original supercomputers designed by Tera Computer. We are currently developing a new generation of multithreading systems as part of our Eldorado project which is being designed to deliver high sustained speed on challenging applications requiring sparse access to very large data sets, provide scalability as systems increase in size and have balanced I/ O capability. The multithreading processors make the system latency tolerant and, with shared memory, are able to address data anywhere in the system.
      The Cray XD1 system introduced the concept of reconfigurable computing with field programmable gate arrays to our product portfolio. The field programmable gate arrays can be reconfigured or reprogrammed to implement specific functionality more suitable and more efficiently than on a general-purpose processor.

Hardware
      We have extensive experience in designing all of the components of high performance computer systems — the processors, the interconnect system and controls, the I/ O system and the supporting cooling infrastructure — to operate together. Our hardware research and development experience includes:

•	Integrated circuit design — we have experience in designing custom and standard cell integrated circuits. Our processors and other integrated circuits have special features that let them use the high available memory bandwidth efficiently.

•	High speed interconnect systems — we design high speed interconnect systems using a combination of custom I/ O circuits, high density connectors and carefully chosen transmission media together with complex memory and cache controls to operate with our network protocols and highly optimized logic design. We are investigating the use of optical interconnects for future systems.

•	Printed circuit board design — our printed circuit boards are some of the most sophisticated in the world, some with more than 40 layers packed with wires and inter-layer connections.

•	System I/ O — we design high performance I/ O interfaces that deliver high-bandwidth transfer rates and large capacity storage capabilities using low cost devices in highly reliable configurations.

•	Packaging and cooling — we use very dense packaging in order to produce systems with the necessary bandwidth at reasonable costs. This generates more heat per unit volume. We use specialized cooling techniques to address this issue, including immersion, conductive and spray cooling using various liquids and high volume air cooling.
      Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, and Seattle, Washington, offices.

Software
      We have extensive experience in designing and developing software for high performance computer systems. This includes the operating system, the hardware supervisory system and the programming environment. Our software research and development experience includes:

•	Operating Systems — For our Cray XT3 and Cray XD1 systems, we exploit and enhance commercially available versions of the Linux operating system. Additionally, on our Cray XT3 systems, we develop and support a micro-kernel for the compute resources. On the Cray X1E, multithreading and NEC SX systems, we currently provide and support separate UNIX-based operating systems. In the future, we anticipate that all of our systems will exploit commercial versions of Linux for all nodes.

•	Hardware Supervisory Systems (HSS) — For all of our systems, we provide a scalable hardware control infrastructure for managing hardware, including power control, monitoring of environmental data and hardware diagnostics. In the future, we anticipate providing a common HSS infrastructure for all of our systems.

•	Programming Environment — For our Cray XT3 and Cray XD1 systems, we exploit commercially available compilers and tools. We also provide Cray developed tools that make our systems easier to optimize. For our Cray X1E and multithreading systems, we develop our own compilers and tools.

      We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value.
      Our software personnel are located principally in our Mendota Heights, Minnesota, and Seattle, Washington, offices.
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
      In 2005, one customer, Oak Ridge National Laboratory (“ORNL”), accounted for approximately 18% of our total revenue. In 2004, one customer, Sandia National Laboratories, through our Red Storm project, accounted for 27% of our total revenue. In 2003, one customer, ORNL, accounted for 11% of our total revenue. Agencies of the United States government, both directly and indirectly through system integrators and other resellers, accounted for approximately 55% of our 2005 revenue, 72% of our 2004 revenue and 74% of our 2003 revenue. Information with respect to our international operations and export sales is set forth in Note 17 — Segment Information of the Notes to Consolidated Financial Statements.
Manufacturing and Procurement
      While we design many of the hardware components for all of our products, we subcontract the manufacture of, or buy common-off-the-shelf technology for, all major assemblies of our systems, including integrated circuits, printed circuit boards, flex circuits, memory modules, machined enclosures and support structures, cooling systems, high performance cables and other items to third-party suppliers. Our manufacturing strategy is on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies, and provide a higher level of large scale system quality. We perform final system integration, testing and check out of our hardware systems. Our manufacturing personnel are located in Chippewa Falls, Wisconsin.
      Our systems incorporate some components that are available from one or limited sources, often containing Cray proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a shortlist of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key integrated circuits from IBM for our Cray X1E and Cray XT3 systems, from Texas Instruments Incorporated (“TI”) for our BlackWidow project and from Taiwan Semiconductor Manufacturing Company for our Eldorado project and commodity processors from AMD for our Cray XT3 and Cray XD1 systems. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. See “Item 1A. Risk Factors — Our reliance on third-party supplies poses significant risks to our business and prospects” below.

Competition
      The high performance computing market is very competitive. Many of our competitors are established companies that are well known in the high performance computing market, including IBM, NEC, Hewlett-Packard, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
      We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms, such as Linux Networx and Verari Systems, that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant performance and price/peak performance on smaller problems and on larger problems lacking complexity, which is a part of the growing capacity computing marketplace (as opposed to the capability marketplace that is our focus). Such companies, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements.
      Internationally we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, SGI and NEC. While the first four companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. We have non-exclusive rights to market NEC vector processing supercomputers throughout the world. As in the United States, high performance computing suppliers like Dell, Linux Networx and Bull offer systems with significantly better price/peak performance.
      We compete primarily on the basis of product performance, breadth of features, price/performance, scalability, quality, reliability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than our competitors, as we concentrate solely on supercomputing, with products designed for the needs of this specific market. We offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the capability market. Our systems often offer total cost of ownership advantages as they typically use less electric power and cooling for operations and cooling and occupy less space than low-bandwidth and cluster systems.
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
      We have a number of patents and pending patent applications relating to our hardware and software systems. We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray X1/ X1E system. Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe our patents and applications have value, no single patent or group of patents is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.
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
Employees
      As of December 31, 2005, we employed 787 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
Available Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our website at www.cray.com as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of our Board committees and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.	Risk Factors.
      The following factors should be considered in evaluating our business, operations and prospects; they may affect our future results and financial condition and they may affect an investment in our securities. Factors specific to our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”) and our common stock are set forth under the subheading “Risk Factors Pertaining to Our Notes and Our Common Stock” below.
Risk Factors Pertaining to Our Business and Operations
      Our operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to the factors listed below, which make planning revenue and earnings for any specific period very difficult. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.2 million, much of which came from the reversal of a valuation allowance against deferred tax assets). For 2004 we had a net loss of $207.4 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets) and for 2005 we had a net loss of $64.3 million.
      Whether we will achieve anticipated revenue and net income on a quarterly and annual basis in 2006 and subsequent years depends on a number of factors, including:

•	successfully selling the Cray XT3, Cray X1E and Cray XD1 systems, including upgrades and successor systems, new products, and the timing and funding of government purchases, especially in the United States;

•	the level of product margin contribution in any given period;

•	maintaining our other product development projects on schedule and within budgetary limitations;

•	the level of revenue recognized in any given period, particularly for the high average sales prices and limited number of sales of our larger systems in any quarter, including the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	revenue delays or losses due to customers postponing purchases to await future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	our expense levels, including research and development net of government funding, which may be affected by the timing of such funding;

•	the terms and conditions of sale or lease for our products;

•	whether we conclude that all or some part of our recorded goodwill has been impaired, which may be due to changes in our business plans and strategy and/or a decrease in our fair value (i.e., the market value of our outstanding shares of common stock); and

•	the impact of expensing our stock-based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”).
      The timing of orders and shipments and quarterly and annual results also could be affected by additional events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	timing of government funding for products and research and development contracts;

•	changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	the receipt and timing of necessary export licenses; and

•	currency fluctuations, international conflicts or economic crises.
      Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We currently anticipate that our quarterly results in 2006 will vary significantly, with a major portion of our revenue to be recognized in the second half of the year. Delays in product development, receipt of orders or product acceptances could have a substantial adverse effect on our 2006 results.
      Failure to sell Cray XT3 and upgrade systems in planned quantities and margins would adversely affect 2006 revenue and earnings. We expect that a majority of our product revenue in 2006 will come from a limited number of sales of the Cray XT3 system and an upgraded system to governmental purchasers in the United States and overseas. We have not yet signed contracts for a majority of these system sales, and if we fail to receive such contracts, our 2006 performance would be adversely affected. We do not expect to complete development of the upgrade system until the fourth quarter of 2006, and thus completion of delivery, installation and customer acceptance in the fourth quarter is at significant risk. The availability of an upgrade system may also adversely affect sales of Cray XT3 systems in 2006 if customers decide to wait until 2007 to receive the upgrade system. We also face significant margin pressure for our Cray XT3 system and other commodity processor-based products from competitors.
      Improved future performance is highly dependent on increased product revenue and margins. In 2005, we had lower revenue and margins than anticipated for our principal products. Product revenue was adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third party vendors. Product margins have been adversely impacted by competitive pressures, lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory. We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completion of product development.
      To improve our financial performance, we need to receive higher margin orders, particularly for the Cray XT3 and its upgrade system; deliver shipments of new products on time, particularly the upgrade to the Cray XT3 system in the fourth quarter of 2006; limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin; and complete the Red Storm project without additional losses.

      Our inability to overcome the technical challenges of completing the development of our supercomputer systems would adversely affect our revenue and earnings in 2006 and beyond. Our success in 2006 and in the following years depends on completing development of hardware and software enhancements to the Cray XT3 systems, including the timely and successful introduction of dual-core processor technology and successfully completing, shipping and recognizing revenue for an upgrade to the Cray XT3 system by the fourth quarter of 2006. We also must successfully and timely complete several key projects on our product roadmap, including the products based on our BlackWidow and Eldorado projects for 2007 revenue and successor systems to the Cray XT3. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, have suffered from increased turnover, and our employee restructurings have strained our engineering resources further. Unanticipated performance and/or development issues may require more engineers or time or testing resources than are available currently. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources. Delays in completing the design of the hardware components, including several custom integrated circuits, and developing requisite system software, operating system software stability, needed software features and integrating the full systems, would make it difficult for us to develop and market these systems timely and successfully and could cause a lack of confidence in our capabilities among our key customers. We have suffered significantly from product delays in the past, especially in 2004 and 2005, that adversely affected our financial performance, and may incur similar delays in the future, which would adversely affect our revenue and earnings.
      If we lose government support for development of our supercomputer systems, our research and development expenses and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our vector and multithreaded products, which significantly reduces our reported level of net research and development expenses. To date, our 2006 development contracts for our BlackWidow and Eldorado projects are not funded fully or have not yet been completed. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay in completing the currently planned contracts for these projects or a delay or decrease in other governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.
      We will be adversely affected if we are not awarded a contract for phase 3 of the DARPA HPCS Program. Proposals for phase 3 of the DARPA HPCS program are due in late April 2006 and awards for phase 3 are to be announced in mid-2006. In addition to ourselves, we expect that IBM and Sun Microsystems, the other participants in phase 2, will submit proposals. Phase 3 awards are for the delivery of prototype systems by late 2010 and are expected to be in the range of $200 million to $250 million payable over about five years, with awardees to contribute a significant portion of the cost. We anticipate that there will be one or two awardees. Our 2006 plan is based on a successful phase 3 proposal. Winning a phase 3 award likely will result in increased research and development expenditures by us for the cost-sharing portion of the program. If we do not receive a phase 3 award, we would look for alternative funding for all or some portion of our proposal, which may not be available. We would need to revise our long-term development plans and possibly redeploy and/or reduce our engineering staff. We also may experience decreased confidence in us and our long-term viability from our customers, particularly U.S. governmental agencies. If we do not receive a phase 3 award, our expenses in 2006 likely will increase and our longer-term revenue and earnings probably would be adversely affected.
      We face last-time buy decisions affecting all of our products, which may adversely affect our revenue and earnings. We face a last-time-buy deadline for a key component for our Cray XT3 and successor systems and our Eldorado project. We expect to no longer produce the Cray XD1 past 2006, and must plan our inventory purchases accordingly. We may have to place such last-time-buy orders and inventory purchases before we know all possible sales prospects. In determining last-time-by orders and inventory purchases, we may either estimate low, in which case we limit the number of possible sales of products and reduce potential revenue, or we may estimate too high, and incur inventory obsolescence write-downs. Either way, our earnings would be adversely affected.
      To be successful we need to establish the value of our high-bandwidth sustained performance systems, increase differentiation of our massively parallel commodity processor-products and reduce doubts about our long-term viability. We are a comparatively small company dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors with very high speed interconnect and communications capabilities throughout the entire computing system. We achieve performance differentiation from our competitors through our custom processors in our vector-based and multithreading products, although the markets for those products may be limited in size. We need to establish greater performance differentiation from our competitors in our Cray XT3 and successor massively parallel products in order to command higher margins. The market for such products is much larger but currently replete with low-bandwidth systems and off-the-shelf commodity-based cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Many customers are able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements. In addition, even when we have the best technical solution, our financial losses in 2004 and 2005 may raise questions with our customers and potential customers about our long-term viability. Our long-term success may be adversely affected if we are not successful in establishing the value of our balanced high-bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
      Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, and certain memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key software capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:

•	if a supplier did not provide components that met our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem with a supplier not providing parts on time or providing parts that later prove to be defective or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to so redesign such components; see also “We face last-time buy decisions affecting all of our products, which may adversely affect our earnings and prospects,” above;

•	if we were unable to locate a supplier for a key component, we would be unable to complete and deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.

      Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time in 2004 and 2005 we incurred delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected 2004 and 2005 revenue and margins, and may continue to so. We have also received parts that later proved defective, particularly for the Cray XD1 system, which adversely affects our margins and customer confidence.
      We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of components for our current products for a limited time. We have negotiated a termination of the relationship with IBM and completed a general contract with TI to act as our foundry for certain key integrated circuits for our BlackWidow project in 2006 and successor products in subsequent years. We need to develop a mutually beneficial relationship with TI on a long-term basis, including negotiating and completing agreements for the design and delivery of specific components. If we do not conclude such agreements or if TI is not able to meet our schedules successfully, we will be adversely affected.
      Our Cray XT3 and Cray XD1 systems utilize AMD Opteron processors, as do our planned successor products. Our Eldorado project is based on processors from Taiwan Semiconductor Manufacturing Company. If any of these suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
      Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems would further reduce our service revenue and margins from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from approximately $95 million in 2000 to approximately $42 million in 2005. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products when we discover defective components in the field create additional pressure on service margins.
      We face increased liquidity risk if we do not receive cash flow from operating activities as planned. During 2005, we incurred a net loss of $64.3 million and used $36.7 million of cash in operating activities. Although we generated cash from operations in the second half of 2005 of approximately $40.5 million, we used significant working capital in the first half of 2005 to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate for at least the next 12 months, although we may face short-term dislocations between receipts and expenditures. Our plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Should acceptances and payments be delayed significantly, we could face a significant liquidity challenge which may require us to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments and/or seek additional financing. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would be able to obtain additional funding through a financing in the event our financial resources became insufficient. Financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and our common stock.

      We may not meet the covenants imposed by our current credit agreement. We are subject to various financial and other covenants related to our line of credit with Wells Fargo Foothill, Inc. If we were to fail to satisfy any of the covenants, we could be subject to fees and/or the possible termination of the credit facility. We failed to meet a covenant with regard to minimum EBITDA for 2005, which was waived by Wells Fargo Foothill, Inc. Termination of our credit facility would have a material adverse impact on our liquidity.
      We were not successful in completing the Red Storm project on time and on budget, which adversely affected our 2004 and 2005 earnings and could adversely affect our future earnings and financial condition. Falling behind schedule and incurring cost overruns on the Red Storm project adversely affected our cash flow and earnings in 2004 and 2005, and we recognized an estimated loss of $7.6 million in 2004 and recognized additional losses of $7.7 million in 2005 on that project. It is possible that we may have additional losses on the Red Storm contract in 2006. Although we have made considerable progress on the Red Storm project, achieved a series of critical milestones, and clarified the path to system acceptance, failure to complete the Red Storm system or to receive full payment for the Red Storm system would result in the recognition of additional losses, and if severe enough, could result in a contract default or termination. Such delays, default declaration and/or termination could materially adversely affect other transactions with other U.S. government agencies, our 2006 results and our financial condition.
      If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $78 million, respectively, of our product revenue was derived from such sales. In 2005, approximately $84 million of our product revenue was derived from U.S. government sales. Our 2006 plan is based on significant sales to U.S. government agencies, particularly of Cray XT3 and successor systems. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations, domestic crisis, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and earnings would be reduced, which could lead to reduced profitability or losses.
      If we are unable to compete successfully in the high performance computer market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the high performance computing market, including IBM, NEC, Hewlett-Packard, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
      We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms, such as Linux Networx and Verari Systems, that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant performance and price/peak performance on smaller problems and on larger problems lacking complexity, which is a part of the growing capacity computing marketplace (as opposed to the capability marketplace that is our focus). Such companies, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements.
      Internationally we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, SGI, and NEC. While the first four companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. We have non-exclusive rights to market NEC vector processing supercomputers throughout the world. As in the United States, commodity high perform-

ance computing suppliers like Dell, Linux Networx and Bull offer systems with significantly better price/peak performance.
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
      If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Turnover of our research and development personnel was higher than normal in 2005 due to programmatic decisions and aggressive hiring pressure from competitors and other high technology companies, resulting in increased risks to our ability to complete product development projects on schedule. We face staffing shortages and high workloads in many key areas, including sales leadership, engineering, field services, marketing, finance and legal. We need to develop and implement succession plans for key personnel, some of whom are approaching retirement age.
      Recruitment for senior management and highly skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain personnel, we offer equity compensation through stock options and restricted stock grants. However, given the fluctuations of the market price of our common stock and concerns about our long-term viability, potential employees may not perceive our equity incentives as attractive, and current employees whose options have exercise prices significantly above current market values for our common stock may choose not to remain employed by us. We expect to seek shareholder approval for a new equity incentive plan that would provide additional authorized options and restricted stock to provide appropriate hiring and retention incentives; if our shareholders do not approve the new plan, we may be limited in our ability to provide such incentives. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
      New European environmental rules may adversely affect our operations. In 2006 members of the European Union (EU) and certain other European countries will implement the Restrictions on Hazardous Substances (RoHS) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent, chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a U.S. company shipping products to the EU or such other European countries that do not comply with RoHS could have its products detained and could be subject to penalties. We have decided not to ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, due to these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. We may have to redesign and re-qualify certain components in order to meet RoHS requirements, may face increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures if a regulatory authority determines that one of our products is not RoHS compliant.
      A separate EU Directive on Waste Electrical and Electronic Equipment (WEEE) was scheduled to become effective in August 2005, but many EU member states have delayed its implementation. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are registering with those EU member states where our products are sold. Each EU member state is responsible for implementing the WEEE Directive and some member states have not yet established WEEE registrars or established or endorsed the recycling schemes required by the WEEE Directive. We are actively monitoring implementation of the WEEE Directive by the member states. Compliance with the WEEE Directive could increase our costs and any failure to comply with the WEEE Directive could lead to monetary penalties.
      Class action and derivative lawsuits are pending and additional lawsuits may be filed. We and certain of our former and current officers and directors have been named as defendants in a consolidated class action lawsuit pending in federal district court for the Western District of Washington alleging certain violations of the federal securities laws. A consolidated derivative action purporting to be brought on our behalf against certain of our former and current officers and directors is also pending in the same federal district court. A similar consolidated derivative action is pending in a state court in King County, Washington. These cases are still in their early stages. Additional lawsuits may be filed against us. See “Item 3. Legal Proceedings” below for a description of this litigation. An adverse result in the federal securities cases could have a material negative financial impact on us. Regardless of the outcome, it is likely that such actions would cause a diversion of our management’s time, resources and attention, and the expense of defending the litigation may be costly.
      We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements. We have restated our previously issued financial statement for the fiscal year 2004, including interim periods in 2004. We may in the future be subject to class action suits, other litigation or regulatory proceedings arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with this potential litigation or regulatory proceeding not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding could have a material adverse impact on us. Regardless of the outcome, it is likely that such actions or proceedings would cause a diversion of our management’s time, resources and attention, and the expense of defending any litigation or proceeding may be costly.
      The adoption of SFAS 123(R) will lower our earnings and may adversely affect the market price of our common stock. We have used stock-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We previously granted stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our stock-based compensation programs and their structure in light of the imposition of SFAS 123(R) which became effective for us on January 1, 2006. In previous years, as we have reported in the notes to our financial statements, our stock option program, as currently structured, would add approximately $7 million to $26 million of additional non-cash expense annually and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method. In the first half of 2005, we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $1.47 or higher, resulting in the complete vesting of almost all of our then outstanding options, and we granted new stock options that vested on or before December 31, 2005, in order in part to minimize this expense, at least in the short-term. We recently have granted some stock options to certain new employees with four-year vesting periods and have issued restricted stock grants to certain employees and officers, which will be recorded as an expense in 2006 and subsequent years. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the notes, which may adversely affect the market price of our common stock.
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
      We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our high performance computer systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required either to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XD1 and Cray XT3 systems utilize software system variants that incorporate Linux technology. The SCO Group, Inc. has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes The SCO Group’s rights. It is possible that The SCO Group could assert a claim of infringement against us with respect to our use of Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about The SCO Group’s lawsuit and open source generally, we may be forced to protect our customers from potential claims of infringement by The SCO Group or other parties. In any such event, our financial condition and results of operations may be adversely affected.
      We also incorporate proprietary software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. These issues, if repeated, may result in additional expense by us in integrating this software more fully and/or loss of customer confidence.
      We have recently formed a new senior management team that must work together effectively for us to be successful. In 2005 we revamped our senior management team, obtaining the services of Margaret A. Williams as Senior Vice President responsible for research and development, Brian C. Henry as Executive Vice President and Chief Financial Officer, Jan C. Silverman as Senior Vice President responsible for corporate strategy and business development and Steven L. Scott as Senior Vice President and Chief Technology Officer, and Peter J. Ungaro was elevated to Chief Executive Officer. We recently added a new vice president/corporate controller and a new vice president responsible for human resources. Additional changes to our senior management team, and the integration of new senior executives, could result in some disruption to our business while these new executives become familiar with our business culture and model and establish their management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. The loss of any key senior management could have a significant impact on our efforts to improve operating results.
      While we believe that we have adequate internal control over financial reporting as of December 31, 2005, as of the end of each subsequent fiscal year we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other items, an assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. In our amended 2004 Annual Report on Form 10-K/ A, we identified and described a number of material weaknesses in our internal control over financial reporting, which required our assessment that our internal control over financial reporting was not effective, and our independent registered public accounting firm disclaimed an opinion with respect to our management’s assessment of our internal control over financial reporting as of December 31, 2004.
      We implemented remediation plans to address the identified material weaknesses, and our management has concluded, as set forth under “Item 9A. Controls and Procedures,” below, that our internal control over financial reporting was effective as of December 31, 2005, and we received a favorable opinion from our independent registered public accounting firm with respect to our management’s assessment, also as set forth under “Item 9A. Controls and Procedures,” below. However, each year we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from Nasdaq, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.
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
Risk Factors Pertaining to our Notes and Our Common Stock
      Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of December 31, 2005, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility which supports the issuance of letters of credit, of which $11.3 million were outstanding as of December 31, 2005 (the outstanding letters of credit were reduced to $1.4 million as of February 1, 2006), and provides us the remaining availability for potential borrowing. As of February 6, 2006, the line of credit also supports a forward currency contract designated as a cash flow hedge on a specific sales contract. See Note 20 — Subsequent Events of the Notes to Consolidated Financial Statements, below. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. The level of our indebtedness could, among other things:

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
      If we are unable to generate sufficient cash flow to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as:

•	reducing our operating expenses;

•	reducing or delaying capital expenditures or research and development;

•	selling assets;

•	raising additional equity capital and/or debt; and

•	seeking legal protection from our creditors.
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
      We and one of our subsidiaries, Cray Federal Inc., are obligated for all indebtedness under our senior secured credit agreement with Wells Fargo Foothill, Inc., and that agreement is secured by all of our assets and those of Cray Federal Inc. and by pledges of the stock of our subsidiaries, and is supported by guaranties by certain of our subsidiaries.
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
      There are restrictions on the Note holders’ ability to transfer or resell the Notes without registration under applicable securities laws, and if we fail to fulfill our obligations to keep effective the registration statement covering the resale of the Notes, we will be required to pay additional interest on the Notes affected by that failure and to issue additional shares of common stock on Notes converted during such failure and satisfied by us in common stock. We sold the Notes under an exemption from registration under applicable U.S. federal and state securities laws. The registration statement covering the resale of the Notes and underlying common stock became effective in July 2005. Under the registration rights agreement, we are permitted to suspend the use of the effective registration statement for specific periods of time for certain specified reasons. If we fail to fulfill our obligations specified in the registration rights agreement governing the Notes, we will be required to pay additional interest on Notes adversely affected by such failure. Such additional interest will accrue from the date of such failure at a rate per year equal to 0.25% for the first 90 days, and 0.50% thereafter, on the principal amount of such Notes until such failure is cured or until the registration statement is no longer required to be kept effective and is payable on the scheduled interest payment dates. If a holder converts Notes during a registration default, no accrued and unpaid additional interest will be paid with respect to the Notes converted, but the holder would receive on any conversion that we elect to satisfy in common stock 103% of the number of shares of our common stock that such holder would have received in the absence of such default. We would have no other liability for monetary damages for a failure to fulfill our registration obligations.
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
      A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of December 31, 2005, we had outstanding:

•	90,973,506 shares of common stock, and 78,840 shares of common stock issuable upon exchange of certain exchangeable securities issued in connection with the acquisition of OctigaBay Systems Corporation in April 2004 (all 78,840 exchangeable shares were exchanged for an equivalent number of shares of our common stock in January 2006);

•	warrants to purchase 5,634,049 shares of common stock;

•	stock options to purchase an aggregate of 18,000,580 shares of common stock, of which 17,982,045 options were then exercisable; and

•	Notes convertible into up to 22,792,016 shares of common stock.
      Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including approximately two million shares held by executive officers and key managers that may be forfeited and are restricted against transfer until June 30, 2007. Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at December 31, 2005, consisted of warrants to purchase 294,641 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between May 21, 2006, and September 3, 2006, warrants to purchase 200,000 shares of common stock, with an exercise price of $1.65 per share, expiring on May 30, 2009, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. We have authorized 5,000,000 shares of undesignated preferred stock, although no shares are currently outstanding. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.
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

      We do not anticipate declaring any cash dividends on our common stock. We have never paid any dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibits us, and any future credit facility is likely to prohibit us, from paying cash dividends without the consent of our lender.
Item 1B.     Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal properties as of April 1, 2006, were as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	228,000
Seattle, WA	Executive offices, hardware and software development, sales and marketing	59,600
Mendota Heights, MN	Software development, sales and marketing operations	55,000
      We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above. The real property we own in Chippewa Falls, Wisconsin, is pledged as collateral in favor of Wells Fargo Foothill, Inc. See Note 14 — Convertible Notes Payable and Lines of Credit of the Notes to Consolidated Financial Statements, below. We lease 19,000 square feet of office space in Burnaby, British Columbia, Canada; we are reducing our operations in that office. The lease expires at the end of 2006.
      We also lease a total of approximately 9,600 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 17,300 square feet of office space. We believe our facilities are adequate to meet our needs in 2006.

Item 3.	Legal Proceedings
      Beginning on May 25, 2005, we and certain current and former officers were served with six securities class action complaints filed in the U.S. District Court for the Western District of Washington. On October 19, 2005, the Court ordered the consolidation of these cases into a single action, and on November 15, 2005, the plaintiffs filed an amended consolidated complaint. Plaintiffs seek to represent a class of purchasers of our securities from October 23, 2002, through May 9, 2005. The consolidated complaint alleges federal securities law violations in connection with the issuance of various reports, press releases and statements in investor telephone conference calls, and seeks unspecified damages, interest, attorneys’ fees, costs and other relief. On December 19, 2005, we and the individual defendants moved to dismiss the consolidated complaint, which motion is pending before the Court.
      On June 3 and June 17, 2005, two shareholder derivative complaints were filed in the U.S. District Court for the Western District of Washington against members of our Board of Directors and certain current and former officers. The derivative plaintiffs purport to act on our behalf and assert allegations substantially similar to those asserted in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek to recover on our behalf unspecified damages and seek attorney’s fees, costs and other relief. On August 29, 2005, the Court ordered the consolidation of these two cases into a single action, and in October 2005 we were served with an amended derivative complaint containing substantially identical allegations as in the earlier complaints. On November 18, 2005, we and the individual defendants moved to dismiss the consolidated derivative complaint, which motions are pending before the Court.

      On January 9, 2006, we were served in two additional shareholder derivative complaints filed in the Superior Court of the State of Washington for King County against members of our Board of Directors and certain current and former officers and former directors. The derivative plaintiffs purport to act on our behalf and make allegations substantially similar to those asserted in the consolidated derivative case previously filed in the U.S. District Court for the Western District of Washington. The complaints seek to recover on our behalf unspecified damages and seek attorneys’ fees, costs and other relief. On February 15, 2006, the two state court derivative actions were consolidated by order of the Court. On April 5, 2006, we and the individual defendants moved to dismiss the state court derivative action, which motions are pending before the Court.
      We are indemnifying our current and former officers and directors named in each of the foregoing actions, subject to an undertaking by each of them to repay the advanced fees and costs if it is ultimately determined that he or she is not entitled to such indemnification.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

Item E.O.	Executive Officers of the Company
      Our executive officers, as of April 17, 2006, were as follows:

Name	Age	Position

Peter J. Ungaro	37	Chief Executive Officer and President
Brian C. Henry	49	Executive Vice President and Chief Financial Officer
Christopher Jehn	63	Vice President
Kenneth W. Johnson	64	Senior Vice President, General Counsel and Corporate Secretary
Steven L. Scott	40	Senior Vice President and Chief Technology Officer
Jan C. Silverman	55	Senior Vice President
Margaret A. Williams	48	Senior Vice President
      Peter J. Ungaro has served as Chief Executive Officer and as a member of our Board of Directors since August 2005 and as President since March 2005; he previously served as Senior Vice President responsible for sales, marketing and services since September 2004 and before then served as Vice President responsible for sales and marketing from when he joined us in August 2003. Prior to joining us, he served as Vice President, Worldwide Deep Computing Sales for IBM since April 2003. Prior to that assignment, he was IBM’s vice president, worldwide high performance computing sales, a position he held since February 1999. He also held a variety of other sales leadership positions since joining IBM in 1991. Mr. Ungaro received a B.A. in business administration from Washington State University.
      Brian C. Henry joined us in May 2005 as Executive Vice President and Chief Financial Officer. He has 20 years of experience as a technology company chief financial officer. Mr. Henry joined Cray after having served as executive vice president and chief financial officer of Onyx Software Corporation, a full suite customer relationship management company, which he joined in 2001. He previously served from 1999 to 2001 as executive vice president and chief financial officer of Lante Corporation, a public internet consulting company focused on e-markets and collaborative business models. From 1998 to 1999 he was chief operating officer, information management group, of Convergys Corporation, which he helped spin-off from Cincinnati Bell Inc., a diversified service company where he served as executive vice president and chief financial officer from 1993 to 1998. From 1983 to 1993 he was with Mentor Graphics Corporation in key financial management roles, serving as chief financial officer from 1986 to 1993. Mr. Henry received his B.S. degree from Portland State University and an M.B.A. at Harvard University where he was a Baker Scholar.
      Christopher Jehn serves as Vice President responsible for government programs, a position he has held since joining us in July 2001. He served as the Assistant Director for National Security in the Congressional Budget Office from 1998 to 2001. From 1997 to 1998, he was a member of the Commission on Service members and Veterans Transition Assistance, and also served in 1997 as the Executive Director of the National Defense Panel. Mr. Jehn was a Senior Vice President at ICF Kaiser International, Inc., from 1995 to 1997. Prior to 1995, he held executive positions at the Institute for Defense Analyses and the Center for Naval Analyses and served as Assistant Secretary of Defense for Force Management and Personnel from 1989 to 1993. He received a B.A. from Beloit College and a Master’s degree in economics from the University of Chicago.
      Kenneth W. Johnson serves as Senior Vice President, General Counsel and Corporate Secretary. He has held the position of General Counsel and Corporate Secretary since joining us in September 1997. From September 1997 to December 2001 he also served as Vice President Finance and Chief Financial Officer and he again served as Chief Financial Officer from November 2004 to May 2005. Prior to joining us, Mr. Johnson practiced law in Seattle for 20 years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. degree from Stanford University and a J.D. degree from Columbia University Law School.
      Steven L. Scott has served as Senior Vice President since October 2005. He originally served as an employee, having joined Cray Research in 1992, through mid-July 2005, and rejoined us in October, 2005. He was named as Chief Technology Officer in October 2004. He is responsible for designing the integrated infrastructure that will drive our next generation of supercomputers. Prior to his appointment as Chief Technology Officer, Dr. Scott held a variety of technology leadership positions. He was formerly the chief architect of the Cray X1 system and was instrumental in the design of the Red Storm supercomputer system. Dr. Scott holds fourteen U.S. patents in the areas of interconnection networks, cache coherence, synchronization mechanisms, and scalable parallel architectures. Dr. Scott has served on numerous program committees and as an associate editor for the IEEE Transactions on Parallel and Distributed Systems, and is a noted expert in high performance computer architecture and interconnection networks. In 2005 he was the recipient of both the Seymour Cray Computing Award from the IEEE Computer Society and the Maurice Wilkes Award from the Association of Computing Machinery. He received his B.S. in electrical and computing engineering, M.S. in computer science and Ph.D. in computer architecture all from the University of Wisconsin where he was a Wisconsin Alumni Research Foundation and Hertz Foundation Fellow.
      Jan C. Silverman joined us in November 2005 as Senior Vice President responsible for corporate strategy and business development. In this capacity, he is responsible for our business and marketing strategies and leads our product management and marketing organizations. Mr. Silverman has 20 years of computer systems experience. From 1999 to 2005 he held senior marketing positions at SGI, including Senior Vice President Strategic Initiatives from 2004 to 2005, Senior Vice President and General Manager, Industry Solutions and Service Group in 2003, Senior Vice President Worldwide Marketing from 2000 to 2003 and Vice President Product Marketing responsible for servers, storage and graphics from 1999 to 2000. Before joining SGI, Mr. Silverman was with Hewlett-Packard from 1989 to 1999, holding senior product marketing positions in Hewlett-Packard’s server and workstation groups and also led its early Internet program and microprocessor strategy. Prior to joining Hewlett-Packard, he was with Apollo Computer and Lockheed Martin in management and research and development positions. Mr. Silverman holds a B.S. degree in mechanical engineering from Rensselaer Polytechnic Institute and an M.S. degree in computer science from Lehigh University.
      Margaret A. “Peg” Williams is Senior Vice President responsible for our software and hardware research and development efforts, including our current and future products and projects. Dr. Williams, who has more than 20 years of experience in the high performance computing industry, joined us in May 2005. From 1997 through 2005, she held various positions with IBM including Vice President of Database Technology and Director and then Vice President of HPC Software and AIX Development (1998-2004). She also led the user support team at the Maui High Performance Computing Center from 1993 through 1996. From 1987 through 1993, Dr. Williams held various positions in high performance computing software development at IBM. Dr. Williams holds a B.S. in mathematics and physics from Ursinus College and an M.S. in mathematics and a Ph.D. in applied mathematics from Lehigh University.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities
Price Range of Common Stock and Dividend Policy
      Our common stock is traded on the Nasdaq National Market under the symbol CRAY; prior to April 1, 2000, our stock traded under the symbol TERA. On April 17, 2006, we had 91,750,299 shares of common stock outstanding that were held by 782 holders of record.
      The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	2004		2005

	High	Low	High	Low

First Quarter	$11.75	$6.06	$4.91	$2.08
Second Quarter	8.03	5.84	2.75	1.18
Third Quarter	6.68	2.85	1.41	0.85
Fourth Quarter	4.83	3.02	1.73	0.89
      We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility prohibits us from paying cash dividends without the consent of our lender.
Unregistered Sales of Securities
      In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarter ended December 31, 2005, we issued an aggregate of 25,200 shares of our common stock upon exchange of the exchangeable shares.
      In connection with the surrender to our landlord, Merrill Place, LLC, of certain space in our Seattle, Washington headquarters office and related amendments to our lease in the fourth quarter of 2005, we issued an aggregate of 70,000 shares of our common stock to our landlord.
      The issuances of the shares described above, because of the nature of the investors and the manner in which the offering was conducted, were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder and, with respect to the shares issued upon exchange of exchangeable shares, also under Regulation S under the Securities Act.
Issuer Repurchases
      We did not repurchase any of our equity securities in the fourth quarter of 2005.

Item 6.	Selected Financial Data
      The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,

				2004
	2001	2002	2003	(Restated)(2)	2005

	(In thousands, except for per share data)
Operating Data:
Revenue:
Product	$51,105	$76,519	$175,004	$95,901	$152,098
Service	82,502	78,550	61,958	49,948	48,953

Total revenue	133,607	155,069	236,962	145,849	201,051
Operating Expenses:
Cost of product revenue	30,657	41,187	97,354	104,196	139,518
Cost of service revenue	41,181	42,581	40,780	30,338	29,032
Research and development	53,926	32,861	37,762	53,266	41,711
Marketing and sales	19,961	20,332	27,038	34,948	25,808
General and administrative	9,226	8,923	10,908	19,451	16,145
In-process research and development charge	—	—	—	43,400	—
Restructuring, severance and impairment	3,802	1,878	4,019	8,182	9,750
Amortization of goodwill	6,981	—	—	—	—

Income (loss) from operations	(32,127)	7,307	19,101	(147,932)	(60,913)
Other income (expense), net	(336)	3,104	1,496	(699)	(1,421)
Interest income (expense), net	(1,771)	(2,832)	444	365	(3,462)

Income (loss) before income taxes	(34,234)	7,579	21,041	(148,266)	(65,796)
Provision (benefit) for income taxes	994	2,176	(42,207)	59,092	(1,488)

Net income (loss)	$(35,228)	$5,403	$63,248	$(207,358)	$(64,308)

Basic net income (loss) per common share	$(0.87)	$0.11	$0.94	$(2.49)	$(0.73)

Diluted net income (loss) per common share	$(0.87)	$0.10	$0.81	$(2.49)	$(0.73)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(26,641)	$(8,689)	$(8,713)	$(52,656)	$(36,705)
Investing activities	(9,472)	(5,992)	(41,169)	(29,908)	41,731
Financing activities	44,045	25,335	65,079	84,153	(137)
Depreciation and amortization	14,157	15,364	15,860	17,179	19,578
Purchases of property and equipment	9,472	6,038	6,599	12,518	3,982
Other Data:
Ratio of earnings to fixed charges (1)	—	3.4	52.6	—	—
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$12,377	$23,916	$74,343	$87,422	$46,026
Total assets	127,087	145,245	291,589	310,504	273,005
Obligations under capital leases	768	393	152	823	154

	Years Ended December 31,

				2004
	2001	2002	2003	(Restated)(2)	2005

	(In thousands, except for per share data)
Total debt	14,944	4,144	—	80,000	80,000
Shareholders’ equity	14,804	58,615	222,633	121,965	65,947

(1)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of net income (loss) plus provision (benefit) for income taxes and fixed charges. Fixed charges consist of interest expense, including amortization of fees paid for the line of credit and Convertible Senior Subordinated Note offering, plus the portion of operating rental expense management believes represents the interest component of rent expense. The pretax net loss for the years ended December 31, 2001, 2004 and 2005 was not sufficient to cover fixed charges by approximately $34.2 million, $148.3 million and $65.8 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for these periods.

(2)	See Note 2 — Restatement of Previously Issued Financial Statements of the Notes to the Consolidated Financial Statements.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those Sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under “Item 1A. — Risk Factors,” beginning on page 14. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.
Restatement of Consolidated Financial Statements
      We have restated our previously issued financial statements as of and for the year ending December 31, 2004, including interim periods in 2004, to correct a $3.3 million non-cash error with respect to revenue recognized under one of our product development contracts. We have determined that certain costs were incorrectly charged to this contract in 2004. The contract is accounted for under the percentage of completion method of accounting. As restated, 2004 revenue was decreased by $3.3 million, cost of product revenue was decreased by $3.1 million, research and development expense was increased by $3.1 million, and net loss was increased by $3.3 million. There was no impact on our cash or short-term investment position.
      All amounts referenced for 2004 in this Annual Report, including the following discussion and analysis of our financial condition and results of operations, reflect the relevant amounts on a restated basis.
      See Note 2 — Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements for a summary of the effects of these changes to our consolidated statement of operations for 2004 and consolidated balance sheet as of December 31, 2004.
Overview and Executive Summary
      We design, develop, manufacture, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia. During 2005, our revenue primarily came from sales of our Cray XT3, Cray X1E and Cray XD1 systems, from government funding for our Red Storm and Cascade development projects and from providing maintenance and other services to our customers.

      We are dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors (whether developed by ourselves or by others) along with highly scalable software with very high speed interconnect and communications capabilities throughout the entire computing system, not solely from processor-to-processor. We believe we are very well positioned to meet the high performance computing market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.

Strategic Focus
      We are focused on strategies that we believe will improve our financial results and increase returns for our shareholders. Our financial goals include sustained annual revenue growth, annual operating income improvement, and increased operating cash flows. Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter and within a quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our larger products, the timing of product orders and deliveries, our revenue recognition accounting policy under which we generally do not recognize product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of cash receipts for product sales, maintenance services, government research and development funding and our purchases of inventory. Given the nature of our business, our revenue, receivables and other related accounts are likely to be concentrated among a few customers.
      To achieve these goals over time, we are focused on recapturing the leadership position in the capability-class supercomputing market (which represents the largest and most complex systems in the world), estimated to be a $800 million to $1.2 billion market in recent years. Our total addressable market, which we view as the capability market and those parts of the enterprise market where we have competitive advantages, is approximately $1.5 billion. To further this goal, we have aligned our research and development and sales and marketing efforts to achieve our Adaptive Supercomputing vision, which is intended to integrate multiple processing technologies into a single, highly scalable system to provide high performance and enhanced user productivity. Our Adaptive Supercomputing vision, which we will roll out over time starting in 2007, incorporates many of our technical strengths — massively parallel, vector, multithreading and other hardware co-processing technologies and high-bandwidth networks — into a single system.

Summary of 2005 Results
      Revenue increased by $55.2 million or 38% from 2004 due to initial product sales of our Cray XT3 and Cray XD1 products and a 38% year-over-year increase in Cray X1/X1E sales, partially offset by lower revenue recognized on our Cascade and Red Storm projects.
      Loss from operations improved to a loss of $60.9 million in 2005 from a loss of $147.9 million in 2004. The improvement was primarily due to three factors: a $21.2 million increase in gross margin on higher 2005 sales; $24.0 million of operating cost containment and improvements due to the second quarter restructuring activities, including workforce reduction and pay reduction program and increased government funding of research and development; and a $43.4 million charge in 2004 for the write-off of in process research and development in connection with the acquisition of OctigaBay Systems.
      Net cash used in operations improved in 2005 from a use of cash of $52.7 million in 2004 to a use of cash of $36.7 million in 2005. Cash balances increased $4.3 million during 2005 and we did not borrow amounts under our line of credit agreement. However, during 2005 we sold $34.3 million of short-term investments and utilized $11.4 million of cash previously restricted during the year.

Market Overview and Challenges
      The most significant trend in the high performance computing market is the continuing expansion and acceptance of low-bandwidth and cluster systems using microprocessors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the high performance computing market, especially in capacity computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.
      To compete against these systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based product being developed in our BlackWidow project and our new multithreaded product being developed in our Eldorado project. These products, which focus initially on a narrower market than our commodity processor products, are expected to be available in 2007. One of our challenges is to broaden the markets for these products. We must add greater performance differentiation to our high-bandwidth massively parallel commodity processor-based products, such as the Cray XT3 and successor systems, while balancing the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop. We intend to grow our share of the capability market and concentrate on those parts of the enterprise market where we have competitive advantages.
      Our success depends on several other factors, including timely, efficient execution of our research and development plans which should provide us with leading-edge technologies. We must effectively market and sell products that utilize these technologies as differentiated products and continue to broaden our geographic markets in Europe and Asia. We need to continue to successfully obtain co-development funding for certain of our research and development efforts. Longer term, our Adaptive Supercomputing vision incorporates our broad technical strengths into a single system, reducing our expected development costs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing revenue profitably despite the high level of competitive activity. There continue to be competitive pressures that we must respond to related to pricing, product performance and availability of application software. We must manage each of these factors, as well as maintain mutually beneficial relationships with our customers, in order to compete effectively and achieve our business goals.
      Our product costs are subject to fluctuations, particularly due to changes in our production levels. Higher sales volumes allow us to achieve lower component pricing and recover our fixed overhead more effectively than if volumes are low. Technological changes in our products may result in writing down certain inventories below cost based upon their estimated future use. Our operating costs are subject to fluctuations due to the timing and level of development co-funding and other factors. As our international business expands, we must manage our foreign currency risks as we enter into agreements that are not denominated in the U.S. dollar and not naturally hedged by expenses that are incurred in the same foreign currency.
      The major uncertainties that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth above under “Item 1A. Risk Factors.”
Critical Accounting Policies and Estimates
      This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, the accounting for loss contracts and stock-based compensation. We believe these accounting policies and others set forth in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

      Additionally, we consider certain judgments and estimates to be significant, including those related to valuation estimates of deferred tax assets, valuation of inventory at the lower of cost or market, estimates to complete for percentage of completion accounting on the Red Storm and Cascade contracts and impairment of goodwill and other intangible assets. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
      Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition
      We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, title and risk of loss for products has passed to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.
      Products: We recognize revenue from our product lines, as follows:

•	Cray X1/X1E and Cray XT3 Product Lines: We recognize revenue from product sales upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line: We recognize revenue from product sales of Cray XD1 systems upon shipment to, or delivery to, the customer, depending upon contract terms, when we have no significant unfulfilled obligations stipulated by the contract, the price is determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when we have no unfulfilled obligations.
      Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full at that time.
      Services: Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is assured. High performance computing service revenue is recognized as the services are rendered.
      Multiple-Element Arrangements. We commonly enter into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The element could be sold separately;

•	The fair value of the undelivered element is established; and

•	In cases with any general right of return, our performance with respect to any undelivered element is within our control and probable.
      If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described above under our product line or service revenue recognition policies. We consider the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period and accordingly allocate a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.

Inventory Valuation
      We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. During 2005, we charged a total of $5.8 million for write down of inventory of which $3.2 million was related to Cray X1E inventory, $2.0 million was related to Cray XD1 inventory, and $0.6 million was related to Cray XT3 inventory. In 2004, we wrote down Cray X1 inventory by $8.3 million and Cray XD1 inventory by $0.2 million, for a total of $8.5 million.
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

Goodwill and Other Intangible Assets
      Approximately 21% of our total assets as of December 31, 2005, consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed annual impairment tests effective January 1, 2006 and January 1, 2005, and determined that our recorded goodwill was not impaired.
      The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future changes related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
      In connection with our 2004 acquisition of OctigaBay Systems Corporation, we assigned $6.7 million of value to core technology. In December 2005 we announced plans to further integrate our technology platforms, and combine the Cray XD1 and the Cray XT3 products into a unified product offering. The expected undiscounted cash flows from the product using the core technology were not sufficient to recover the carrying value of the asset. We performed a fair value assessment similar to the original valuation and determined the asset had no continuing value. We wrote off the unamortized balance of our core technology intangible asset of $4.9 million Accordingly, we recorded a $4.9 million charge in 2005 to “Restructuring, Severance and Impairment” in the accompanying Consolidated Statements of Operations. In connection with this charge, we reversed the remaining deferred tax liability of $1.5 million that was established in the purchase accounting as amortization of this intangible asset was not deductible for income tax purposes.

Accounting for Income Taxes
      Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when it is estimated that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.
      The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax assets and liabilities and valuation allowance amounts during the period. In 2003, we reversed $58.0 million of the valuation allowance against deferred tax assets (principally U.S. loss carryforwards) based primarily upon our consideration of our most recent profitable operating performance as well as our reasonably expected future performance. Based upon our judgment of the positive and negative evidence, we concluded that we would more likely than not be able to utilize most of our net deferred tax asset. In late 2004, we established a valuation allowance and recorded an income tax expense of $58.9 million based on our losses from operations in 2004 and based on our revised projections indicating continued challenging financial results. Based upon our most recent negative operating results, which we consider as a strong indicator of our future ability to utilize our deferred tax assets, we established a valuation allowance on certain deferred tax assets (principally U.S. loss carryforwards) created during 2005 in accordance with SFAS No. 109.

Accounting for Loss Contracts
      In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. In 2004, we estimated that the Red Storm contract would result in a loss of $7.6 million, which was charged to cost of product revenue. During 2005, we increased the estimate of the loss on the contract by $7.7 million (cumulative loss of $15.3 million) due to additional hardware to be delivered to satisfy contractual and performance issues. This amount was charged to cost of product revenue. As of December 31, 2005, and 2004, the balance in the Red Storm loss contract accrual was $5.7 million and $3.1 million, respectively and is included in other accrued liabilities on the accompanying Consolidated Balance Sheets.

Stock-Based Compensation
      Through December 31, 2005, we accounted for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method, we did not record any expense when stock options granted were priced at the fair market value of our common stock at the date of grant. Certain of the stock options granted in connection with the OctigaBay Systems acquisition in 2004 had exercise prices below the fair market value of our common stock at the grant date and accordingly, we have recorded compensation expense over the vesting period based on the intrinsic value method.
      In March and May 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the current market price at the date of the acceleration. These options were accelerated to avoid recording future compensation expense with respect to such options in 2006 and thereafter when we will be using the fair value method of SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) to account for stock-based compensation. We believed that because such options had exercise prices substantially in excess of the current market value of our stock, the options were not achieving their original objective. Options to purchase 4.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $5.33. Due to this acceleration, an additional $14.9 million is included in the pro forma stock-based compensation expense for the year ended December 31, 2005. In December 2005, we repriced 1,274,260 existing stock options to $1.49 per share and also issued 1,237,060 additional stock options at $1.49 per share (fair market price of our common stock on the date of issuance) that had immediate vesting, in order to enhance short-term retention and also to avoid future option expense charges.
      Commencing January 1, 2006, we adopted SFAS No. 123(R), which requires us to record stock compensation expense for equity based awards granted, including stock options, for which expense will be recognized over the service period of the equity based award based on the fair value of the award at the date of grant. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the number of options granted in the future; the valuation model chosen by us to value stock-based awards; the assumed and actual award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R). See “Recent Accounting Pronouncements” below for further information.

Recent Accounting Pronouncements
      As of December 31, 2005, we accounted for stock-based compensation awards using the intrinsic value measurement provisions of APB No. 25. Accordingly, we recorded no compensation expense in 2005 and previous years for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), and in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant.
      We adopted SFAS No. 123(R) effective January 1, 2006, using the Modified Prospective Application Method and the Black-Scholes fair value option-pricing model. Under this method SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under the original SFAS No. 123, Stock Based Compensation.
      We expect that the adoption of SFAS No. 123(R) will impact our financial results in the future, as it is expected to reduce our net income or increase our net losses. As of December 31, 2005, we have unamortized stock-based compensation expense of $3.0 million, of which $1.9 million is expected to be expensed in 2006. However, this amount does not reflect the expense associated with equity awards that are expected to be granted to employees in 2006. Management is currently reviewing its alternatives for granting equity based awards and, while we expect to continue granting equity-based awards to our employees, the type, frequency and amount of award are still under consideration. Accordingly, the overall effect of adopting this new standard on the financial results for 2006 has not yet been quantified. The pro forma effects on net income and earnings per share, if we had applied the fair value recognition provisions of the original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB No. 25), are disclosed in Note 3 to the Consolidated Financial Statements — Summary of Significant Accounting Policies, Stock-Based Compensation of the Notes to Consolidated Financial Statements. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R) except for the impact of the acceleration of vesting of substantially all employee stock options in 2005, the provisions of these two statements differ in important respects.
      In March 2005, the FASB issued Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. This clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. The adoption of FIN 47 did not have a material effect on our financial position, cash flows or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.
      In June 2005, the FASB issued Staff Position No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP No. 143-1”). The European Union issued a directive to its member states to adopt legislation regulating the collection, treatment, recovery and disposal of electrical and electronic waste equipment. The directive distinguished between “new waste” and “historical waste.” FSP No. 143-1 provides guidance concerning the accounting for historical waste and states that the obligation associated with historical waste qualifies as an asset retirement obligation to be accounted for in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. We have certain inventory components that must comply with this new directive but at this time we cannot quantify the impact to our financial results, as many of the European Union member states have not finalized legislation.
      In November 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. This new pronouncement will be effective in 2006 and we do not believe that adoption of FSP No. 115-1 will have a material effect on our financial position, cash flows or results of operations.

Results of Operations
Revenue
      Our product and service revenue for the years ended December 31, 2003, 2004 and 2005 were (in thousands, except for percentages):

	December 31,

		2004
	2003	(Restated)	2005

Product Revenue	$175,004	$95,901	$152,098
Percentage of total revenue	74%	66%	76%
Service Revenue	$61,958	$49,948	$48,953
Percentage of total revenue	26%	34%	24%

Total Revenue	$236,962	$145,849	$201,051

Product Revenue
      The increase in 2005 product revenue over 2004 levels was due to increased sales of all three of our principal products, the Cray X1E, the Cray XT3 and the Cray XD1 systems, which became available after a production ramp-up during the first half of the year. In 2005, we recorded approximately $22.1 million in product revenue from the Cascade and Red Storm development projects which was a reduction of $27.4 million compared to 2004 due to reduced expenditures and associated revenue, in particular on the Red Storm development project. Product revenue declined in 2004 from 2003 due to significantly reduced Cray X1 system sales and the inability to recognize revenue on certain Cray X1E and Cray XT3 systems delivered in the fourth quarter of 2004, offset in part by an increase in Red Storm and Cascade development project revenue of $29.9 million to $49.5 million for 2004.
      We expect product as well as total revenue to grow in 2006 by approximately 5% to 15%, with revenue primarily coming from sales of Cray XT3 and upgrade systems. A wider range of product revenue results is reasonably possible — see “Item 1A. Risk Factors,” above. Included in this expected product revenue growth is approximately $38 million to be recognized for our Cray X1/X1E installation at the Korea Meteorological Administration (“KMA”). This system was accepted in the fourth quarter of 2005, is in production, and we have received full payment but contract provisions with regard to significant unfulfilled obligations have delayed our ability to recognize revenue on the contract until the fourth quarter of 2006. We expect our product revenue to vary from quarter to quarter with nearly 60% of 2006 product revenue expected to be recognized in the fourth quarter. Our 2006 plan is dependent on having an upgraded version of the Cray XT3 system delivered, installed and accepted by customers before year-end. Product revenue generated from the phase 2 portion of the Cascade program should end in July 2006. Any future Cascade project funding in phase 3 may not be recorded as revenue, but rather as a reduction to research and development expense, as we expect the total amount of funding to be received in phase 3 to be less than the total estimated development effort.

Service Revenue
      Service revenue in 2005 decreased slightly from 2004 due to lower revenue on maintenance contracts as older systems were withdrawn from service. Revenue from professional services increased by $2.8 million from $3.7 million in 2004 due principally to a contract to refurbish certain components for a customer. Service revenue decreased in 2004 from 2003 due to expiring maintenance contracts as older systems were withdrawn from service.
      Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. We recognize revenue ratably over the entire service period. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, high margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems.
     Operating Expenses
     Cost of Revenue
      Cost of product revenue and cost of service revenue for the years ended December 31, 2003, 2004 and 2005 were (in thousands, except for percentages):

	December 31,

		2004
	2003	(Restated)	2005

Cost of Product Revenue	$97,354	$104,196	$139,518
Percentage of product revenue	56%	109%	92%
Cost of Service Revenue	$40,780	$30,338	$29,032
Percentage of service revenue	66%	61%	59%
      Cost of Product Revenue. Cost of 2005 product revenue as a percentage of product revenue, although improved compared to 2004, was impacted by several factors, including higher sales of the lower margin Cray XD1 product, an additional $7.7 million charge for a change in the estimate to complete the Red Storm project due principally to the addition of hardware deliverables to settle contract and performance issues, and $5.8 million of charges for inventory write-downs, which includes scrap and obsolete inventory. Cost of 2004 product revenue was negatively impacted by inventory write-downs of $8.5 million, a $7.6 million charge to record the initial estimated loss on the Red Storm project, a $1.0 million adjustment for unabsorbed manufacturing overhead relating to lower than planned production of Cray X1 systems and significant revenue recognized on the Cascade and Red Storm projects, which have a high cost to revenue percentage, with Red Storm cost equal to revenue. The Red Storm and Cascade research and development costs totaling $28.6 million, $57.3 million and $18.7 million in 2005, 2004 and 2003, respectively, are reflected on our financial statements as cost of product revenue and the related reimbursements are recorded in our financial statements as product revenue. Revenue for 2005, 2004 and 2003 includes $2.1 million, $498,000 and $316,000, respectively, from the sale of obsolete inventory recorded at a zero cost basis. In 2005, this amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of our legacy systems.
      We anticipate increased product margins in 2006, although still below our desired levels. Sales of Cray XT3 and Cray XD1 systems face margin pressure from the highly competitive clustered systems market. In addition, we expect total product margin will be adversely affected by low margin contribution from the KMA system, which we expect to recognize in the fourth quarter of 2006, low margin contribution from the Cascade project in the first half of the year and anticipated zero margin on revenue from the Red Storm project, for which we have recorded estimated losses in 2005 and 2004. We also face increased risk of excess and obsolete inventory as the Cray X1E and Cray XD1 products reach the end of their product life. We also face increased risk and expense related to compliance with new European environmental rules. See “Item 1A. Risk Factors — New European environmental rules may adversely affect our operations.”
      Cost of Service Revenue. In both 2005 and 2004, our cost of service revenue was favorably impacted by high margin professional service contracts, service cost reductions implemented in the fourth quarter of 2003 and the second half of both 2004 and 2005, and the completed amortization of legacy spare parts inventory by March 31, 2004, offset in 2005 in part by increased costs incurred to achieve customer acceptances of large Cray XT3 systems. We expect service costs for 2006 to approximate 58% to 65% of service revenue.

     Research and Development
      Research and development expenses for the years ended December 31, 2003, 2004, and 2005 were as follows (in thousands):

	December 31,

		2004
	2003	(Restated)	2005

Gross research and development expenses	$68,801	$98,843	$96,257
Less: Amounts included in cost of product revenue	(18,714)	(22,970)	(19,724)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,325)	(22,607)	(34,822)

Net research and development expenses	$37,762	$53,266	$41,711

Percentage of total revenue	16%	37%	21%
      Net research and development expenses in 2005 primarily reflect our costs associated with the hardware and software associated with the Cray X1E, Cray XT3 and Cray XD1 systems, and the Eldorado multithreaded system, and their upgrade and successor projects. Net research and development expenses in 2004 reflect our costs associated with the development of the Cray X1E, Cray XT3, Cray XD1 systems and upgrade and successor projects, including related software development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
      Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. Research and development expenses on our Red Storm and Cascade projects are reflected as cost of product revenue and government co-funding on our other projects are recorded as reimbursed research and development.
      We have received increased government funding each year during this period. In 2005, net research and development expenses as a percentage of total revenue decreased as compared to 2004 due to higher revenue, increased funding for our BlackWidow project, and the effect of the pay reduction program in the second half of 2005, partially offset by option expense as we accelerated vesting on options issued in connection with the OctigaBay acquisition in 2004. The higher 2004 percentage of total revenue compared to 2003 is due to lower revenue earned in 2004 and to increases in research and development expenses for most of our products and projects (including an increase of approximately $2.0 million to $2.5 million per quarter due to the OctigaBay acquisition at the beginning of the second quarter in 2004).
      In 2006, we expect higher gross research and development expenses but lower net research and development expenses, based on increased government project funding. This expectation assumes that we will receive a phase 3 award in the DARPA HPCS program and thus have increased Cascade project activity in the second half of the year. We will continue to incur development expenses for our Cray XT3 and upgrade and successor systems and we expect increased activity on our BlackWidow and Eldorado projects. If we receive a phase 3 DARPA award, our development costs will no longer be fully funded for that work and we must contribute a portion of such costs that will be recorded in net research and development expenses. We expect to receive additional funding for our BlackWidow and Eldorado projects, although anticipated reimbursements on these projects have not yet been fully authorized and all necessary contracts have not been completed. If these projects are not funded by the government as anticipated, or if we do not receive a phase 3 of DARPA HPCS project, our research and development expense could be much higher than anticipated and have an adverse impact on our earnings in 2006.

     Other Operating Expenses
      Our marketing and sales, general and administrative and restructuring, severance and impairment charges for the years ended December 31, 2003, 2004 and 2005 were (in thousands):

	December 31,

	2003	2004	2005

Marketing and sales	$27,038	$34,948	$25,808
Percentage of total revenue	11%	24%	13%
General and administrative	$10,908	$19,451	$16,145
Percentage of total revenue	5%	13%	8%
Restructuring, severance and impairment	$4,019	$8,182	$9,750
Percentage of total revenue	2%	6%	5%
      Marketing and sales. The decrease in 2005 marketing and sales expenses compared to 2004 is due to lower headcount, the pay reduction program in the second half of 2005 and lower discretionary spending, offset in part by higher commissions on increased product revenue. The increase in 2004 compared to 2003 was primarily due to an acceleration of expenses related to certain prepaid computer access services no longer utilized and additional benchmarking, application and sales personnel related to the introduction of our three new products. We also experienced an unfavorable currency exchange rate in our overseas personnel expenses in 2004 compared to 2003. We expect marketing and sales expenses to decline in 2006 due to reduced headcount, offset in part by re-establishment of full salaries and increased sales commissions due to higher potential sales activity.
      General and administrative. The decrease in general and administrative expense in 2005 compared to 2004 was primarily due to the effects of our reduction-in-force, as well as the pay reduction program in the second half of 2005; savings from which were offset in part by increased fees for external audit, Sarbanes-Oxley compliance and legal fees. The increase in 2004 compared to 2003 was due primarily to consulting costs related to Sarbanes-Oxley compliance and additional expenses as a result of our acquisition of OctigaBay, including additional depreciation, insurance and utilities. We expect general and administrative expenses to increase slightly in 2006 due to reestablishment of salaries, the executive retention and restricted stock grant programs instituted in December 2005 and additional personnel in finance.
      Restructuring, severance and impairment. Restructuring, severance and impairment charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During 2005, we implemented a worldwide reduction in workforce of approximately 90 employees, or 10% of our worldwide workforce, primarily in manufacturing, sales, service and marketing in the second quarter and we incurred additional severance charges primarily for the retirement of our former Chief Executive Officer, James Rottsolk, in the third quarter. In the fourth quarter, we implemented an additional reduction of approximately 65 employees from our international sales, service and engineering operations, largely based in our Burnaby, British Columbia, Canada facility with the remainder in Europe. We expect to incur additional restructuring and severance costs in 2006 related to this fourth quarter 2005 action.
      In connection with the 2004 acquisition of OctigaBay, we allocated $6.7 million of the purchase price to a core technology intangible asset, which was associated with the Cray XD1 system. In connection with the fourth quarter 2005 decision to incorporate the Cray XD1 system technology into the Cray XT3 line, as well as limited expected future benefits of the core technology obtained in the acquisition, we evaluated the carrying value of the unamortized balance of the intangible asset of $4.9 million and determined that the carrying value of the asset was impaired and accordingly recorded a charge for the $4.9 million in the fourth quarter of 2005.
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
     Other Income (Expense), net
      During 2005, we recorded $1.4 million of net other expense, compared to net other expense of $699,000 in 2004 and net other income of $1.5 million in 2003. Other expense in 2005 and 2004 primarily consisted of foreign currency losses on the remeasurement of foreign currency balances, principally intercompany balances. Other income in 2003 primarily consisted of gains resulting from the remeasurement of foreign currency balances, principally intercompany balances.
     Interest Income (Expense), net
      Interest income was $741,000 in 2005, $666,000 in 2004 and $657,000 in 2003. Interest income in 2005 and 2004 was related primarily to our cash and short-term investments balances, which, on average, were consistent with the balances during 2003. The 2003 interest income reflects our increased average cash position in 2003 following our public offering in February 2003 in which we raised $49.1 million.
      Interest expense was $4.2 million in 2005, $301,000 in 2004 and $213,000 in 2003. Interest expense in 2005 represents $2.4 million of interest on our Notes, $1.0 million of non-cash amortization of fees capitalized in connection with both our line of credit with Wells Fargo Foothill, Inc. (“WFF”) and our long-term debt offering costs, and $765,000 of interest and related fees on our line of credit with WFF. The interest expense for 2004 reflects approximately one month of interest on our Notes, one month of amortization of the related capitalized issuance costs and interest on our capital leases. The interest expense for 2003 reflects interest on our term loan for the first four months of the year and interest on our capital leases.
     Taxes
      Benefit from income taxes in 2005 was $1.5 million, which consisted of a $2.3 million benefit for foreign deferred taxes, offset by current tax expense for local, state and foreign tax jurisdictions. We recorded an income tax provision of $59.1 million in 2004, principally related to the establishment of a $58.9 million valuation allowance against deferred tax assets, primarily consisting of accumulated net operating losses. Under the criteria set forth in SFAS No. 109, Accounting for Income Taxes, management concluded that it was unlikely that the future benefits of these deferred tax assets would be realized. In 2003, we recorded an income tax benefit of $42.2 million, principally as a result of the reversal of $58.0 million valuation allowance on deferred tax assets. There has been no current provision for U.S. federal income taxes for any period. We have income taxes currently payable due to our operations in certain foreign countries, particularly in Canada and certain European and Asian countries and in certain states.
      As of December 31, 2005, we had tax net operating loss carryforwards of approximately $288 million that will begin to expire in 2010 if not utilized.
     Net Income (Loss)
      Net loss was $64.3 million in 2005 and $207.4 million in 2004, compared to net income of $63.2 million in 2003. The 2005 loss included a $7.7 million charge for additional 2005 estimated losses on the Red Storm fixed-price contract and the restructuring, severance and impairment charges of $9.8 million.
      The 2004 net loss included significant charges consisting of an income tax expense of $59.1 million principally related to the establishment of a valuation allowance against deferred tax assets, a $43.4 million write-off of in-process research and development acquired as part of the OctigaBay acquisition, a $7.6 million charge to recognize the initial loss estimated on the Red Storm fixed-price contract, an $8.2 million restructuring charge, and an $8.5 million write-down of inventory.
      Net income for 2003 was favorably impacted by the recognition of an income tax benefit for the reversal of a valuation allowance for deferred tax assets of $58.0 million which was partially offset by a $4.0 million restructuring charge. We reversed the valuation allowance based on our determination at that time that realization of these assets was more likely than not based on the criteria of SFAS No. 109.
      We believe that year-over-year changes in net income are not necessarily predictive of our future net income results for a variety of reasons. Accordingly, we encourage readers of our financial statements to evaluate the effect on our operating trends in addition to the effect of future income tax provisions and changes in currency exchange rates that may create significant additional variability in our future operating results.
Liquidity and Capital Resources
      Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $101.1 million at December 31, 2005, compared to $120.6 million at December 31, 2004. At December 31, 2005, we had working capital of $52.2 million compared to $93.6 million at December 31, 2004. In the fourth quarter of 2004, we completed an offering of our Notes under Rule 144A in which we received net proceeds of $76.6 million.
      Net cash used by operating activities was $36.7 million in 2005, $52.7 million in 2004 and $8.7 million in 2003. For the year ended December 31, 2005, net operating cash was used primarily by our net operating loss, decreases in accounts payable and payroll liabilities, and increases in accounts receivable and inventory, partially offset by an increase in deferred revenue. For 2004, net operating cash was used primarily by our net operating loss and an increase in inventory, offset in part by increases in deferred revenue and accounts payable and a decrease in accounts receivable. In 2003 net operating cash was used primarily by increases in accounts receivable, inventory and prepaid expenses and other assets, which was offset in part by an increase in deferred revenue.
      Net cash provided by investing activities was $41.7 million in 2005, while net cash used in investing activities was $29.9 million in 2004 and $41.2 million in 2003. For the year ended December 31, 2005, net cash provided by investing activities consisted of the sale of short-term investments, partially offset by the purchases of short-term investments and equipment as well as a decrease in restricted cash. In 2004, net cash used in investing activities consisted primarily of $12.5 million of capital expenditures, $11.4 million increase in restricted cash and $6.3 million used for the acquisition of OctigaBay (which consisted of $15.9 million in cash used in connection with the acquisition netted against $9.6 million in cash we acquired from OctigaBay’s existing business), offset by net sales of $317,000 of short-term investments. In 2003 net cash used in investing activities was primarily for net purchases of short-term investments and equipment.
      Net cash used in financing activities was $137,000 in 2005, while net cash provided by financing activities was $84.2 million in 2004 and $65.1 million in 2003. For the year ended December 31, 2005, net cash used in financing activities consisted primarily of $755,000 paid for line of credit issuance costs and $731,000 for payments on capital leases, offset by $1.3 million in proceeds from the issuance of common stock through the employee stock purchase plan and exercise of stock options. The 2004 net cash provided by financing activities was primarily related to our Note offering under Rule 144A in which we received net proceeds of $76.6 million. In 2004 we also received approximately $8.3 million through stock option and warrant exercises as well as through the issuance of common stock in connection with our employee stock purchase plan. The 2003 net cash provided by financing activities was primarily from our public offering, in which we received net proceeds of $42.5 million, and $27.0 million from stock option and warrant exercises and the issuance of common stock through the employee stock purchase plan, while we used $4.1 million to pay down a portion of our debt.
      Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT3 and successor line and internally fund a portion of the expenses resulting from the anticipated phase 3 of the Cascade program, interest expense and acquisition of property and equipment. Our fiscal year 2006 capital budget for property and equipment is currently estimated at approximately $10 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. In the fourth quarter of 2005, we completed negotiation of changes to our lease for corporate office space, which will lead to a decrease in our future cash obligations in the amount of approximately $1.8 million over the lease term, which extends into 2008. The following table summarizes our contractual cash obligations as of December 31, 2005 (in thousands):

	Amounts Committed by Year

Contractual Obligations	Total	2006	2007	2008	2009

Development agreements	$15,170	$13,100	$2,027	$43	$—
Capital lease obligations	154	123	31	—	—
Operating leases	9,807	3,473	2,950	2,534	850

Total contractual cash obligations	$25,131	$16,696	$5,008	$2,577	$850

      We have $80 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. These Notes bear interest at 3.0% (approximately $2.4 million per year) and holders of these Notes may require us to purchase these Notes on December 1, 2009. Additionally, we have a two-year revolving line of credit for up to $30 million, which expires in May 2007. No amounts were outstanding under this line as of December 31, 2005. As of February 6, 2006, the Company was eligible to borrow $25.8 million against this line of credit.
      In our normal course of operations, we engage in development arrangements under which we hire outside engineering resources to augment our existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2005, 2004 and 2003, we incurred $20.3 million, $16.8 million and $5.8 million, respectively, for such arrangements.
      At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government funding for research and development activities and our payments for inventory, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, operations and credit facility. We experienced lower than anticipated product sales and delays in the availability of our new products in 2004, which adversely affected cash flows in 2005. We have used significant working capital in 2005, due to our operating loss, increased inventory purchases and increased accounts receivable. Cash used in operating activities during the first half of 2005 was partially offset by improved second-half cash flow. Assuming acceptances and payment for large new systems to be sold and benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, we expect our cash flow to be slightly negative in 2006, although a wide range of results is possible. Currently, we do not anticipate borrowing from our credit line during 2006, although it is possible that we may have to do so.
      If we were to experience a material shortfall in our plans, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our operating results and available cash resources. The range of actions we could take includes, in the short-term, reductions in inventory purchases and commitments, seeking financing from investors, strategic partners and vendors and other financial sources and further reducing headcount-related expenses.
      We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. While we believe these steps will generate sufficient cash to fund our operations for at least the next twelve months, we may consider enhancing our cash and working capital position by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT3 and upgraded systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See “Item 1A. Risk Factors,” above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
      Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At December 31, 2005, we did not have any short-term investments.
      Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for receipt of cash in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. In order to limit such risks on large transactions that may extend over a longer period of time, we may choose to hedge this risk with a forward exchange contract. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2005, a 10% change in foreign exchange rates could impact our earnings and cash flows by approximately $924,000.

Item 8.	Financial Statements and Supplementary Data

*	The Financial Statements are located following page 65.

QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)
      The following table presents unaudited quarterly financial information for the two years ended December 31, 2005, with 2004 results as previously reported and as restated. For additional information, refer to Note 2 — Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. The operating results for each of the quarters in the year ended December 31, 2004 have been appropriately restated. Additionally, certain 2004 quarterly reclassifications have been made to conform to 2005 presentation. The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

	2004 (As Previously Reported)				2004 (Restated)

For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$42,135	$21,710	$45,924	$39,415	$41,781	$21,152	$44,821	$38,095
Cost of revenue	28,336	17,066	52,961	39,239	28,010	16,552	51,946	38,026

Gross margin	13,799	4,644	(7,037)	176	13,771	4,600	(7,125)	69
Research and development	9,042	12,393	13,344	15,419	9,368	12,907	14,359	16,632
Marketing and sales	7,646	8,584	8,720	9,998	7,646	8,584	8,720	9,998
General and administrative	2,873	4,507	4,974	7,097	2,873	4,507	4,974	7,097
Restructuring, severance and impairment	—	—	7,129	1,053	—	—	7,129	1,053
In-process research and development	—	43,400	—	—	—	43,400	—	—
Net loss	(3,843)	(54,504)	(110,999)	(34,677)	(4,097)	(54,862)	(112,402)	(35,997)
Net loss per common share, basic and diluted	$(0.05)	$(0.64)	$(1.27)	$(0.40)	$(0.06)	$(0.64)	$(1.29)	$(0.41)

	2005

For the Quarter Ended	3/31	6/30	9/30	12/31

Revenue	$37,634	$53,419	$44,741	$65,257
Cost of revenue	33,927	48,741	36,551	49,331

Gross margin	3,707	4,678	8,190	15,926
Research and development	13,032	13,427	6,472	8,780
Marketing and sales	6,599	7,574	5,778	5,857
General and administrative	4,267	4,607	3,617	3,654
Restructuring, severance and impairment	(215)	1,947	1,201	6,817
In-process research and development	—	—	—	—
Net loss	(21,035)	(23,796)	(10,250)	(9,227)
Net loss per common share, basic and diluted	$(0.24)	$(0.27)	$(0.12)	$(0.10)
      The in-process research and development charge in the 2004 second quarter related to our acquisition of OctigaBay Systems Corporation. The large net loss in the third quarter of 2004 included the establishment of a valuation allowance against our deferred tax asset of approximately $59 million.
      Since the second half of 2004, we have reviewed our workforce requirements in light of our operating results and have engaged in workforce reductions, particularly in the third quarter of 2004 and the second and fourth quarters of 2005. The 2005 fourth quarter also reflects a $4.9 million charge related to impairment of a core technology intangible asset.
      Our operating results are subject to quarterly fluctuations as a result of a number of factors. See “Item 1A. Risk Factors — Risk Factors Pertaining to Our Business and Operations.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer/ Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
      As disclosed in our 2004 Annual Report on Form 10-K/ A, and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, we reported material weaknesses in our internal controls over financial reporting as discussed in more detail below.
      As of December 31, 2005, we have remediated the previously reported material weaknesses in internal controls over financial reporting. The reported material weaknesses and remediation results are as follows:
      Control Environment. In 2004, our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of permanent employees in key financial reporting positions, resistance to change of long-held practices developed in an entrepreneurial and trust culture, the lack of a formal program for training members of our finance and accounting group and a lack of a full evaluation of our financial system applications due to incomplete documentation and testing of key controls. Our control environment also contributed to our inability to fully evaluate our general computer controls, financial system application controls and tax controls, as described more fully below.
      Remediation:
      We have hired permanent employees in key financial reporting positions including Chief Financial Officer, Chief Accounting Officer/Corporate Controller, Director of SEC Reporting, Internal Audit Director and Sarbanes-Oxley Compliance Executive, all of whom have worked to promote effective internal control over financial reporting and improve our overall Company culture. We have instituted a training program for the accounting personnel and have completed a full evaluation of our control environment which included our general computer controls, financial system application controls and tax controls.
      Risk Assessment. In 2004, we did not perform a formal entity-level risk assessment to evaluate the implications of relevant risks on financial reporting, including the impact of our diversifying business and non-routine transactions, if any, on our internal control over financial reporting. Based on the significance a sufficient entity-level risk assessment has on effective internal control over financial reporting, this represented a design deficiency and constituted a material weakness.
      Remediation:
      We have performed a formalized entity level risk assessment using the criteria established by the Commission of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” report. This assessment was considered in the scope of our testing.
      Segregation of Duties. In 2004, we did not segregate duties in several important functions, including: permitting one person the ability to receive inventory, perform cycle counts and process adjustments, and another individual to initiate and authorize the scrapping of obsolete and excess inventory; permitting changes to inventory quantity information within the financial application system without appropriate review; providing users access within our financial application system to areas outside of their responsibilities; and permitting the creation, modification and updating of customer or vendor data without a secondary level of review or approval.
      Remediation:
      We implemented changes to the various roles and responsibilities within the accounting department. These changes addressed each of the above issues to ensure that adequate segregation was achieved or that enhanced mitigating controls were in place and operating effectively. Specifically, we have added independent inventory counts and levels of independent review of inventory cycle counts, inventory adjustments, adjustments for scrapping excess and obsolete inventory, and creation or modification of customer and vendor data.
      Additionally, a complete general computer control review was performed of JD Edwards (the financial system of record) which included related access controls and all other programs affecting the integrity of financial data.
      Inadequate Staffing and Training in Finance and Accounting. In 2004, we had a lack of resources and inadequate training within our finance and accounting departments. In the second half of 2004 our corporate controller was assigned primary responsibility for our Sarbanes-Oxley compliance effort and in late 2004 both our chief financial officer and financial reporting manager separately left for other opportunities, stretching our limited resources even further. Training for our accounting staff with respect to generally accepted accounting principles (“GAAP”) had been ad hoc rather than systematic. As a result of these factors, certain transactions were not recorded initially in accordance with GAAP, such as a limited number of third-party vendor contracts, leases and licenses; the capitalization of sales and use taxes on fixed assets and the internal labor component of a financial application system implementation; and appropriate period-end cut-off for “FOB Origin” inventory received shortly after the end of the period. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
      Remediation:
      We have added staffing in a number of critical areas over the last year and since our last quarterly reporting period. Those positions include a permanent Chief Financial Officer, Chief Accounting Officer/ Corporate Controller; Director of SEC Reporting, Internal Audit Director and Sarbanes-Oxley Compliance Executive. In addition, the accounting managers and controllers have all received training during the last year. Training occurred at all appropriate levels and there is a requirement for 16 hours of continued training in 2006 and forward. This training requirement has also been incorporated into employees’ performance evaluations.
      Inadequate Oversight of Accounting Transactions. In 2004, we had insufficient processes and personnel to provide adequate oversight of financially significant transactions and determinations by our finance and accounting personnel in our offices outside of headquarters. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
      Remediation:
      In addition to the staffing added that provided additional levels of review, we have added additional documentation of review of accounting entries and balance sheet reconciliation accounts. This review and analysis has resulted in management’s ability to identify errors and additional required disclosures through the closing process rather than through external examinations. In addition, management has maintained a schedule for the year-end closing process which has enhanced the review for completeness.
      Inadequate Controls Over Journal Entry Approvals. In 2004, we did not have appropriate controls around the process for recording and approving journal entries. We also noted instances where material journal entries were recorded before subsequently provided supporting documentation was prepared or reviewed by the accounting department. Instances also occurred in which journal entries were not adequately documented and reviewed. These deficiencies represented an operating effectiveness deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
      Remediation:
      We have implemented procedures requiring completed supporting documentation for all journal entries. The entries and the supporting documentation are reviewed by someone other than the preparer and checked for accuracy, completeness, disclosure requirements and appropriateness.
      Complex Contract Accounting Procedures. In 2004, we did not have a consistent process in place to document the significant terms of all important product sales contracts and our accounting for these contracts. We enter into a small number of high dollar amount contracts for our product sales. These contracts often contain complex terms that impact our recognition and determination of revenue (including customer rights of return, multiple elements and contingencies that can have a material impact on the recognition or deferral of revenue) and balance sheet classification of deferred revenue. In a limited number of cases, we did not evaluate and document the consideration of such terms, and until late 2004 we did not have a process for independent review of the accounting treatment and the associated revenue determinations for such contracts. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
      Remediation:
      We performed a fair market analysis for all significant sales contracts for 2005 which have been reviewed by the Chief Financial Officer or Chief Accounting Officer/ Corporate Controller. In addition, large contracts and those with long terms of installation and acceptance are now reviewed by the Chief Financial Officer and Chief Accounting Officer/ Corporate Controller.
      Tax Controls. In 2004, our processes for preparation and review of tax provisions were documented late and complete testing was not possible. We were unable to demonstrate through testing that such internal controls were implemented and operating as expected in 2004. The following deficiencies noted in our limited testing of tax controls constituted a material weakness: a failure to maintain effective review and controls over the determination and reporting of the provision for income taxes, particularly the tax effect due to analysis of subsidiary dividends; the tax effect of a correction of foreign net operating losses; and adjustments to deferred taxes. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
      Remediation:
      Procedures were implemented requiring the review of the tax provision and the related tax entries by the Chief Financial Officer and Chief Accounting Officer/ Corporate Controller where appropriate to determine the sufficiency of the entries.
      In the third and fourth quarters of 2005, we undertook and completed, our testing to validate compliance with the newly implemented policies, procedures and controls. We have undertaken this testing over these two quarters in order to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusions. In reviewing the result from this testing, management has concluded that the internal controls over financial reporting have been significantly improved and that the material weaknesses described above have been remediated as of December 31, 2005.
      Except for the remediations discussed above, there have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by Peterson Sullivan PLLC, an independent registered public accounting firm, as stated in their report which is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders
Cray Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cray Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cray Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended, and our report dated March 15, 2006, expressed an unqualified opinion.
/s/ Peterson Sullivan PLLC
Seattle, Washington
March 15, 2006

Item 9B.	Other Information
      None.

PART III
      Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on June 6, 2006, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Company
      Information with respect to our directors may be found in the section titled “Corporate Governance — The Board of Directors” and in the section titled “Discussion of Proposals Recommended by the Board — Proposal 1: To Elect Eight Directors For One-Year Terms” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers may be found beginning on page 32 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto may be found under the section titled “Our Common Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
      Our Board of Directors has adopted a Code of Business Conduct applicable to all of our directors, officers and employees. The Code of Business Conduct, our Corporate Governance Guidelines, charters for each of our Board committees and other governance documents may be found on our website: www.cray.com under “Investors — Corporate Governance.”

Item 11.	Executive Compensation
      The information in the Proxy Statement set forth in the section titled “Corporate Governance — The Board of Directors” under the captions “The Committees of the Board” and “How We Compensate Directors,” in the section titled “Corporate Governance — The Executive Officers,” in the section titled “Corporate Governance — Report on Executive Compensation for 2005 by the Compensation Committee” and in the section titled “Stock Performance Graph” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information in the Proxy Statement set forth in the section “Our Common Stock Ownership” and in the subpart “Corporate Governance — The Executive Officers — How We Compensate Executive Officers — Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information in the Proxy Statement set forth in the section titled “Corporate Governance” under the caption “The Executive Officers — Management Agreements and Policies” and in the section titled “Corporate Governance — Legal Proceedings and Indemnification” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth in the section titled “Independent Registered Public Accounting Firms” under the caption “Information Regarding Our Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2004 (Restated) and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2003, 2004 (Restated) and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2004 (Restated) and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 (Restated) and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms
(a)(2) Financial Statement Schedules
      Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2005, 2004, and 2003 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this Annual Report on Form 10-K.
      Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
      The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and certifications and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 20, 2006.

CRAY INC.

By	/s/ Peter J. Ungaro

Peter J. Ungaro
Chief Executive Officer and President
      Each of the undersigned hereby constitutes and appoints Peter J. Ungaro, Brian C. Henry and Kenneth W. Johnson and each of them, the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and any other instruments or documents that said attorneys-in-fact and agents may deem necessary or advisable, to enable Cray Inc. to comply with the Securities Exchange Act of 1934 and any requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Company and in the capacities indicated on April 20, 2006.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Kenneth W. Kennedy, Jr. Kenneth W. Kennedy, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

By /s/ Sally G. Narodick Sally G. Narodick	Director

Signature	Title

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Purchase Warrants due August 30, 2006(16)
4.2	Form of Common Stock Purchase Warrants due June 21, 2009(17)
4.3	Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee(14)
4.4	Common Stock Purchase Warrant due May 30, 2009(23)
10.1	2000 Non-Executive Employee Stock Option Plan(5)
10.2	2001 Employee Stock Purchase Plan(13)*
10.3	2003 Stock Option Plan(2)*
10.4	2004 Long-Term Equity Compensation Plan(15)*
10.5	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan(21)
10.6	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees(10)*
10.7	Executive Severance Policy, as amended(24)*
10.8	Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997(6)
10.9	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 1, 2000(7)
10.10	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.11	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of June 1, 2000(7)
10.12	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002(3)
10.13	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(7)
10.14	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003(3)
10.15	Sublease Agreement between Trillium Digital Systems Canada, Ltd. and OctigaBay Systems Corporation, dated as of January 13, 2003, with Consent to Subletting by and among 391102 B.C, Ltd. and Dominion Construction and Development Inc., Trillium Digital Systems Canada, Ltd., OctigaBay Systems Corporation and Intel Corporation, dated January 20, 2003, and Lease Agreement between Dominion Construction Company Inc. and 391102 B.C. Ltd., Trillium Digital Systems Canada, Ltd. and Intel Corporation, dated March 5, 2001(22)
10.16	Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated April 10, 2003, and Related Revolving Line of Credit Note(8)
10.17	First Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated March 5, 2004(22)
10.18	Second Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated June 7, 2004(22)
10.19	Third Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated November 29, 2004(22)
10.20	Fourth Amendment to Credit Agreement between Wells Fargo Bank, N.A. and the Company, dated December 15, 2004(22)
10.21	Securities Account Control Agreement, with Addendum, by and among Wells Fargo Bank, N.A. and the Company, dated as of December 15, 2004(22)

Exhibit
Number	Description

10.22	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)
10.23	Distribution Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+
10.24	Sales and Marketing Services Agreement among NEC Corporation, HNSX Supercomputers, Inc. and Cray Inc., dated as of February 28, 2001(12)+
10.25	Maintenance Agreement between NEC Corporation and the Company, dated as of February 28, 2001(12)+
10.26	Amendment to Maintenance Agreement between NEC Corporation and the Company, dated June 9, 2003(11)+
10.27	Letter from NEC Corporation notifying the Company that its distribution rights in North America will be non-exclusive, dated April 24, 2003(11)
10.28	Arrangement Agreement, dated as of February 25, 2004, by and among the Company, 3084317 Nova Scotia Limited and OctigaBay Systems Corporation(18)
10.29	Purchase Agreement, dated December 1, 2004, by and between the Company and Bear, Stearns & Co. Inc. as Initial Purchaser(14)
10.30	Registration Rights Agreement dated December 6, 2004, by and between the Company and Bear, Stearns & Co. Inc., as Initial Purchaser(14)
10.31	2005 Executive Bonus Plan*(20)
10.32	Form of Officer Non-Qualified Stock Option Agreement*(22)
10.33	Form of Officer Incentive Stock Option Agreement*(22)
10.34	Form of Director Stock Option Agreement*(22)
10.35	Form of Director Stock Option, immediate vesting*(22)
10.36	Fourth Amendment to the Lease between Merrill Place LLC and the Company, dated as of October 31, 2005(25)
10.37	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005*(19)
10.38	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005*(26)
10.39	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005*(27)
10.40	Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated May 31, 2005(23)
10.41	Amendment No. 1 to the Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated November 9, 2005(28)
10.42	Form of Restricted Stock Agreement(29)
10.43	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005*(29)
10.44	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005*(29)
10.45	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005*(29)
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

+	Subject to confidential treatment. The omitted confidential information has been filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2004.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2003.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2003.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2001.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2004.

(15)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2002.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), as filed with the Commission on March 30, 2001.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 2, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), filed on April 6, 2004.

(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 1, 2005.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 10, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 15, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 16, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2004	December 31,
	(Restated-See Note 2)	2005

ASSETS
Current assets:
Cash and cash equivalents	$41,732	$46,026
Restricted cash	11,437	—
Short-term investments, available-for-sale	34,253	—
Accounts receivable, net	33,185	55,064
Inventory	71,521	67,712
Prepaid expenses and other current assets	5,613	2,909

Total current assets	197,741	171,711
Property and equipment, net	36,875	31,292
Service inventory, net	3,590	3,285
Goodwill	55,644	56,839
Deferred tax asset	—	575
Intangible assets, net	7,294	1,113
Other non-current assets	9,360	8,190

TOTAL ASSETS	$310,504	$273,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,875	$14,911
Accrued payroll and related expenses	14,970	12,145
Other accrued liabilities	8,726	10,702
Deferred revenue	56,554	81,749

Total current liabilities	104,125	119,507
Long-term deferred tax liability	1,538	—
Long-term deferred revenue	1,027	5,234
Other non-current liabilities	1,849	2,317
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	188,539	207,058
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid-in capital, par value $.01 per share — Authorized, 150,000,000 shares; issued and outstanding, 87,348,641 and 90,973,506 shares, respectively	413,911	422,691
Exchangeable shares, no par value — Unlimited shares authorized; 570,963 and 78,840 shares outstanding, respectively	4,173	576
Deferred compensation	(4,220)	(2,811)
Accumulated other comprehensive income	4,560	6,258
Accumulated deficit	(296,459)	(360,767)

TOTAL SHAREHOLDERS’ EQUITY	121,965	65,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$310,504	$273,005

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

		2004
	2003	(Restated-See Note 2)	2005

Revenue:
Product	$175,004	$95,901	$152,098
Service	61,958	49,948	48,953

Total revenue	236,962	145,849	201,051

Operating expenses:
Cost of product revenue	97,354	104,196	139,518
Cost of service revenue	40,780	30,338	29,032
Research and development	37,762	53,266	41,711
Marketing and sales	27,038	34,948	25,808
General and administrative	10,908	19,451	16,145
Restructuring, severance and impairment	4,019	8,182	9,750
In-process research and development charge	—	43,400	—

Total operating expenses	217,861	293,781	261,964

Income (loss) from operations	19,101	(147,932)	(60,913)

Other income (expense), net	1,496	(699)	(1,421)
Interest income (expense), net	444	365	(3,462)

Income (loss) before income taxes	21,041	(148,266)	(65,796)
Income tax expense (benefit)	(42,207)	59,092	(1,488)

Net income (loss)	$63,248	$(207,358)	$(64,308)

Basic net income (loss) per common share	$0.94	$(2.49)	$(0.73)

Diluted net income (loss) per common share	$0.81	$(2.49)	$(0.73)

Weighted average shares outstanding — basic	67,098	83,387	88,499

Weighted average shares outstanding — diluted	77,861	83,387	88,499

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
	and Additional		Exchangeable			Accumulated
	Paid In Capital		Shares			Other
						Comprehensive			Comprehensive
	Number		Number		Deferred	Income	Accumulated		Income
	of Shares	Amount	of Shares	Amount	Compensation	(Loss)	Deficit	Total	(Loss)

BALANCE, December 31, 2002	56,250	$211,255	—	$—	$—	$(291)	$(152,349)	$58,615	$—
Common stock issued, less issuance costs of $3,165	7,355	42,500	—	—	—	—	—	42,500	—
Exercise of underwriter over-allotment option	1,125	6,559	—	—	—	—	—	6,559	—
Common stock issued in conversion of Series A Preferred stock	3,269	24,946	—	—	—	—	—	24,946	—
Issuance of shares under Company 401(k) Plan match	76	550	—	—	—	—	—	550	—
Issuance of shares under Employee Stock Purchase Plan	243	1,646	—	—	—	—	—	1,646	—
Exercise of stock options	2,752	12,019	—	—	—	—	—	12,019	—
Exercise of warrants, less issuance costs of $397	1,722	6,665	—	—	—	—	—	6,665	—
Issuance of restricted stock	20	180	—	—	(180)	—	—	—	—
Compensation expense on restricted stock	—	—	—	—	75	—	—	75	—
Tax benefit on non-qualified stock options	—	6,326	—	—	—	—	—	6,326	—
Other comprehensive income:
Unrealized gain on available-for-sale investments	—	—	—	—	—	9	—	9	—
Currency translation adjustment	—	—	—	—	—	(525)	—	(525)	(525)
Net income	—	—	—	—	—	—	63,248	63,248	63,248

BALANCE, December 31, 2003	72,812	312,646	—	—	(105)	(807)	(89,101)	222,633	$62,723

Common stock issued in acquisition of OctigaBay	7,382	56,756	—	—	—	—	—	56,756	$—
Exchangeable shares issued in acquisition of OctigaBay	—	—	3,158	24,207	—	—	—	24,207	—
Deferred compensation related to acquisition of OctigaBay	179	1,190	1,682	11,185	(14,599)	—	—	(2,224)	—
Exchangeable shares converted into common shares	4,269	31,219	(4,269)	(31,219)	—	—	—	—	—
Acquisition-related stock-based compensation expense	—	—	—	—	11,134	—	—	11,134	—
Fair value of OctigaBay options acquired	—	2,579	—	—	—	—	—	2,579	—
Issuance of shares under Employee Stock Purchase Plan	404	1,796	—	—	—	—	—	1,796	—
Exercise of stock options	876	2,841	—	—	—	—	—	2,841	—
Issuance of shares under Company 401(k) Plan match	94	645	—	—	—	—	—	645	—
Exercise of warrants, less issuance costs of $191	1,279	3,634	—	—	—	—	—	3,634	—
Common stock issued for bonus	54	374	—	—	—	—	—	374	—
Compensation expense on restricted stock	—	—	—	—	105	—	—	105	—
Compensation expense on modification of stock options	—	196	—	—	—	—	—	196	—
Compensation expense on stock options issued to contractors	—	35	—	—	—	—	—	35	—
Other comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(33)	—	(33)	(33)
Currency translation adjustment	—	—	—	—	(755)	5,400	—	4,645	5,400
Net loss (Restated-See Note 2)	—	—	—	—	—	—	(207,358)	(207,358)	(207,358)

BALANCE, December 31, 2004	87,349	413,911	571	4,173	(4,220)	4,560	(296,459)	121,965	$(201,991)

Exchangeable shares converted into common shares	492	3,597	(492)	(3,597)	—	—	—	—	$—
Issuance of shares under Employee Stock Purchase Plan	802	1,211	—	—	—	—	—	1,211	—
Exercise of stock options	89	138	—	—	—	—	—	138	—
Issuance of shares under Company 401(k) Plan match	207	770	—	—	—	—	—	770	—
Warrants issued in connection with financing	—	219	—	—	—	—	—	219	—
Restricted shares issued for compensation	1,965	2,881	—	—	(2,881)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,106	—	—	4,106	—
Reversal of deferred compensation for stock options due to employee terminations	—	(116)	—	—	116	—	—	—	—
Common shares issued in exchange for lease amendment	70	80	—	—	—	—	—	80	—
Other comprehensive income:
Reclassification adjustment for available-for-sale realized losses included in net loss	—	—	—	—	—	24	—	24	24
Currency translation adjustment	—	—	—	—	68	1,674	—	1,742	1,674
Net loss	—	—	—	—	—	—	(64,308)	(64,308)	(64,308)

BALANCE, December 31, 2005	90,974	$422,691	79	$576	$(2,811)	$6,258	$(360,767)	$65,947	$(62,610)

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

		2004
	2003	(Restated-See Note 2)	2005

Operating activities:
Net income (loss)	$63,248	$(207,358)	$(64,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,860	17,179	19,578
Stock-based compensation expense	75	11,844	4,106
In-process research and development charge	—	43,400	—
Inventory write-down	—	8,513	5,751
Impairment of core technology intangible asset	—	—	4,912
Tax benefit on stock options	6,326	—	—
Amortization of issuance costs, convertible notes payable and line of credit	—	—	1,008
Deferred income taxes	(48,996)	59,188	(2,260)
Other	231	—	80
Cash provided by (used in) changes in operating assets and liabilities, net of the effects of the OctigaBay acquisition:
Accounts receivable	(18,553)	15,471	(21,623)
Inventory	(27,084)	(47,443)	(10,628)
Prepaid expenses and other assets	(11,893)	11,555	3,908
Service inventory	(180)	(58)	141
Accounts payable	(678)	9,609	(8,422)
Accrued payroll and related expenses and other accrued liabilities	(1,897)	1,061	833
Other non-current liabilities	—	—	473
Deferred revenue	14,828	24,383	29,746

Net cash used in operating activities	(8,713)	(52,656)	(36,705)
Investing activities:
Sales/maturities of short-term investments	14,563	68,635	44,437
Purchases of short-term investments	(49,133)	(68,318)	(10,161)
Acquisition of OctigaBay, net of cash acquired	—	(6,270)	—
(Increase) decrease in restricted cash	—	(11,437)	11,437
Purchases of property and equipment	(6,599)	(12,518)	(3,982)

Net cash provided by (used in) investing activities	(41,169)	(29,908)	41,731
Financing activities:
Sale of common stock, net of issuance costs	49,059	—	—
Proceeds from issuance of common stock through employee stock purchase plan	1,646	1,796	1,211
Proceeds from exercise of options	12,094	2,841	138
Proceeds from exercise of warrants	6,665	3,634	—
Proceeds from issuance of convertible notes payable	—	80,000	—
Convertible notes payable and line of credit issuance costs	—	(3,376)	(755)
Principal payments on debt	(4,144)	—	—
Principal payments on capital leases	(241)	(742)	(731)

Net cash provided by (used in) financing activities	65,079	84,153	(137)

Effect of foreign exchange rate changes on cash and cash equivalents	660	370	(595)

Net increase in cash and cash equivalents	15,857	1,959	4,294
Cash and cash equivalents
Beginning of period	23,916	39,773	41,732

End of period	$39,773	$41,732	$46,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$213	$153	$2,972
Cash paid for income taxes	2,741	590	312
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	8,095	11,281	8,703
Preferred stock converted to common stock	24,946	—	—
Shares issued in acquisition	—	83,542	—
Warrants issued in connection with line of credit arrangement	—	—	219
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS
      Cray Inc. (“Cray” or the “Company”) designs, develops, manufactures, markets and services high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia. The Company has transitioned from offering a single principal product in 2003, the Cray X1 system which incorporates both vector and massively parallel technologies, to offering three principal products in 2005 — the Cray X1E system, an upgrade to the Cray X1 system with increased processor speed and capability; the Cray XT3 system, a massively parallel high-bandwidth system using standard commodity processors; and the Cray XD1 system, a balanced high-bandwidth system employing standard commodity processors targeted for the mid-range market.
      In 2005, the Company incurred a net loss of $64.3 million and used $36.7 million in cash for operating activities. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2006 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings. Should acceptances and payments be delayed significantly, the Company could face a significant liquidity challenge which would require it to pursue additional initiatives to reduce costs and/or to seek additional financing. There can be no assurance that the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that its financial resources become insufficient.

NOTE 2	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
      Subsequent to the issuance of the December 31, 2004 consolidated financial statements, the Company determined that certain research and development costs were incorrectly charged to one of its product development contracts in 2004. The contract is accounted for under the percentage of completion method of accounting. The error resulted in revenue being recognized prematurely on the contract. Accordingly, the accompanying 2004 financial statements have been restated from the amounts previously reported to correct this error. Additionally, the Company has reclassified the cash flow impact of changes in restricted cash from financing activities to investing activities.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	Consolidated Statement of Operations

	As Previously
	Reported	As Restated	Change

Year Ended December 31, 2004:
Product revenue	$99,236	$95,901	$(3,335)
Total revenue	$149,184	$145,849	$(3,335)
Cost of product revenue	$107,264	$104,196	$(3,068)
Research and development (a)	$50,198	$53,266	$3,068
Net loss	$(204,023)	$(207,358)	$(3,335)
Basic and diluted net loss per common share	$(2.45)	$(2.49)	$(0.04)

	Consolidated Balance Sheet

	As Previously
	Reported	As Restated	Change

As of December 31, 2004:
Current deferred revenue (b)	$53,219	$56,554	$3,335
Accumulated deficit	$(293,124)	$(296,459)	$(3,335)

Notes:

(a)	Previously reported amount was increased by $5,068 to conform to 2005 financial statement presentation. Amount was reclassified from Acquisition-related Compensation Expense.

(b)	Previously reported amount was decreased by $1,027 to conform to 2005 financial statement presentation. Amount was reclassified to Long-term Deferred Revenue.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
      The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net income (loss) or shareholders’ equity.
Use of Estimates
      Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value allocation used in revenue recognition, percentage of completion accounting, determination of inventory lower of cost or market, useful lives for

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, as well as any fair value assessment, restructuring costs, deferred income tax assets, potential income tax assessments and contingencies. Actual results could differ from those estimates.
Cash and Cash Equivalents
      Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The Company had no pledges nor any restrictions on any of its cash balances at December 31, 2005, except as described in Note 14 — Convertible Notes Payable and Lines of Credit. At December 31, 2004, $11.4 million of the Company’s cash balance was restricted for outstanding letters of credit (see Note 14 — Convertible Notes Payable and Lines of Credit).
Short-term Investments
      Short-term investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities are readily convertible into cash which could be used in current operations. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; unrealized gains and losses are reflected in other comprehensive income. The Company held no short-term investments as of December 31, 2005. The Company had no pledges nor any restrictions on its short-term investment balance as of December 31, 2004.
Concentration of Credit Risk
      The Company currently derives the majority of revenue from sales of products and services to U.S. government agencies or commercial customers primarily serving the U.S. government. See Note 17 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.
      As of December 31, 2005 and 2004, accounts receivable included $8.8 million and $15.1 million, respectively, due from Sandia National Laboratories on the Red Storm project. Of this amount, $8.3 million and $5.5 million, respectively, was unbilled, based upon a milestone billing arrangement with this customer.
Accounts Receivable
      Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government funded research and development projects. The Company provides for an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days from the date of invoicing. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer. The Company had no pledges nor any restrictions on its accounts receivable balances in 2005 or 2004, except as described in Note 14 — Convertible Notes Payable and Lines of Credit.
Fair Values of Financial Instruments
      The Company generally has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximate their fair value based on the short-term nature of these financial instruments. The fair value of convertible notes payable is based on quoted market prices. The Company’s convertible notes payable are traded in a market with low liquidity and are therefore subject to price volatility. As of December 31, 2005, the fair value of these convertible notes payable was approximately $44.0 million compared to their carrying value of $80.0 million. As of December 31, 2004, the fair value of the convertible notes payable approximated their carrying value. Short-term investments are recorded at their fair value.
Inventories
      Inventories are valued at cost (on a first-in, first-out basis) which is not in excess of estimated current market prices. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense. The Company has no pledges nor any restrictions on any inventory balances at December 31, 2005 or 2004, except as described in Note 14 — Convertible Notes Payable and Lines of Credit.
      In connection with certain of its sales agreements, the Company may receive used equipment from a customer. This inventory generally will be recorded at no value based on the expectation that the Company will not be able to resell or otherwise use the equipment. In the event that the Company has a specific contractual plan for resale at the date the inventory is acquired, the inventory is recorded at its estimated fair value.
Property and Equipment, net
      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight to 25 years for buildings and land improvements. Equipment under capital lease is amortized over the lesser of the lease term or its estimated useful life. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use is capitalized and depreciated over their estimated useful lives, generally four years. The Company had no pledges nor any restrictions on any of its net property and equipment balance at December 31, 2005 or 2004, except as described in Note 14 — Convertible Notes Payable and Lines of Credit.
      In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain costs associated with the implementation of software developed for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized no costs in 2005 and approximately $0.8 million, and $1.1 million of costs associated with computer software developed for internal use during the years ended December 31, 2004, and 2003, respectively.
Service Inventory
      Service inventory is valued at the lower of cost or estimated market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years). The Company has no pledges nor any restrictions on any service inventory balances at December 31, 2005 or 2004, except as described in Note 14 — Convertible Notes Payable and Lines of Credit.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Other Intangible Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis as of January 1, and between annual tests if indicators of potential impairment exist, using a fair-value based approach. The Company currently has one operating segment and reporting unit. As such, the Company evaluates impairment based on certain external factors, such as its market capitalization. No impairment of goodwill has been identified during any of the periods presented.
      The Company capitalizes certain external legal costs incurred for patent filings. The Company begins amortization of these costs as each patent is awarded. Patents are amortized over their estimated useful lives (generally five years). The Company performs periodic review of its capitalized patent costs to ensure that the patents have continuing value to the Company. As of both December 31, 2005 and 2004, the Company had a balance of $1.1 million of net capitalized patent costs.
Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As part of the 2004 OctigaBay Systems Corporation acquisition, the Company assigned $6.7 million of value to core technology. In December 2005 the Company announced plans to further integrate its technology platforms, and combine the Cray XD1 and the Cray XT3 products into a unified product offering. The expected undiscounted cash flows from the product using the core technology were not sufficient to recover the carrying value of the asset. The Company performed a fair value assessment similar to the original valuation and determined the asset had no continuing value. The Company wrote off the unamortized balance of its core technology intangible asset of $4.9 million which is included in “Restructuring, Severance and Impairment” in the accompanying 2005 Consolidated Statements of Operations. No impairment of intangible assets was recorded during 2004 or 2003.
Revenue Recognition
      The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, the Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, title and risk of loss for products has passed to the customer, the sales price is fixed or determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.
      Products: The Company recognizes revenue from its product lines, as follows:

•	Cray X1/X1E and Cray XT3 Product Lines: The Company recognizes revenue from product sales upon customer acceptance of the system, when there are no significant unfulfilled Company obligations stipulated by the contract that affect the customer’s final acceptance, the price is determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line: The Company recognizes revenue from product sales of Cray XD1 systems upon shipment to, or delivery to, the customer, depending upon contract terms, when there are no significant unfulfilled Company obligations stipulated by the contract, the price is determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when there are no unfulfilled obligations.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue from contracts that require the Company to design, develop, manufacture or modify complex information technology systems to a customer’s specifications, is recognized using the percentage of completion method for long-term development projects under AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full at that time. On a regular basis, the Company updates its estimates of total costs; changes to the estimate may result in a charge or benefit to operations.
      In 2004, the Company concluded that its Red Storm contract would result in an estimated loss of $7.6 million. This amount was charged to cost of product revenue. During 2005, the Company increased the estimate of the loss on the contract by $7.7 million (cumulative loss of $15.3 million) due to additional hardware to be delivered to satisfy contractual and performance issues. This amount was also charged to cost of product revenue. As of December 31, 2005 and 2004, the balance in the Red Storm loss contract accrual was $5.7 million and $3.1 million, respectively, and is included in “Other Accrued Liabilities” on the accompanying Consolidated Balance Sheets.
      Services: Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. The Company considers fiscal funding clauses as contingencies for the recognition of revenue until the funding is assured. High performance computing service revenue is recognized as the services are rendered.
      Multiple-Element Arrangements. The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance, and other services. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The element could be sold separately;

•	The fair value of the undelivered element is established; and

•	In cases with any general right of return, our performance with respect to any undelivered element is within our control and probable.
      If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described above, under our product line or service revenue recognition policies. The Company considers the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period and accordingly allocates a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.
Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations. Aggregate transaction gains and losses

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in net income or loss in 2005, 2004 and 2003 was a loss of $1.4 million, a loss of $361,000, and a gain of $1.6 million, respectively.
Research and Development
      Research and development costs include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset in part by government funding for certain development and services. Contract engineering costs are expensed as incurred over the term of the development period. SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires the capitalization of certain software product costs after technological feasibility of the software is established. Due to the relatively short period between the technological feasibility of a product and completion of product development, and the insignificance of related costs incurred during this period, no software development costs have been capitalized.
      The Company classifies amounts to be received from funded research and development projects as either revenue or a reduction to research and development expense based on the specific facts and circumstances of the contractual arrangement, considering total costs expected to be incurred compared to total expected funding and the nature of the research and development contractual arrangement. In the event that a particular arrangement is determined to represent revenue, the corresponding research and development costs are classified as cost of revenue.
Income Taxes
      The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowance are based on a number of factors (positive and negative evidence), as required by SFAS No. 109. The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.
Stock-Based Compensation
      The Company accounts for its stock-based compensation plans under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, the Company does not record any expense when stock options are granted to employees and are priced at the fair market value of the Company’s stock at the date of grant.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To estimate compensation expense which would be recognized under SFAS No. 123, Accounting for Stock-based Compensation, the Company uses the modified Black-Scholes fair value option-pricing model with the following weighted-average assumptions for options granted during the years ended December 31:

	2003	2004	2005

Risk-free interest rate	4.3%	4.2%	4.1%
Expected dividend yield	0%	0%	0%
Volatility	84%	82%	85%
Expected life	7.1 years	6.9 years	4.6 years
Weighted average Black-Scholes value of options granted	$8.43	$3.75	$1.36
      The weighted average Black-Scholes value of shares granted under the employee stock purchase plans during 2005 and 2004 was $0.46 and $1.30, respectively. Fair values were estimated as of the dates of purchase using the Black-Scholes fair value model with the following assumptions for 2005 and 2004: expected volatility of 72% and 83%, respectively; risk-free interest rate of 3.5% and 1.5%, respectively; an expected term of 3 months for both years; and no dividend yield in either year.
      If compensation cost for the Company’s stock option plans and its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans in accordance with a fair value based method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31 would have been the pro forma amounts indicated below (in thousands). For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

		2004
	2003	(Restated)	2005

Net income (loss), as reported	$63,248	$(207,358)	$(64,308)
Add:
Stock-based employee compensation included in reported net income (loss), net of related tax effects	75	11,844	4,106
Less:
Amortized stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,207)	(19,423)	(30,524)

Pro forma net income (loss)	$53,116	$(214,937)	$(90,726)

      Amortization of pro forma stock-based employee compensation expense increased significantly in 2005 due to the actions taken to accelerate vesting described in Note 15 — Shareholders’ Equity, Stock Option Plans.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma basic and diluted net income (loss) per common share for the years ended December 31 are as follows:

		2004
	2003	(Restated)	2005

Basic:
As reported	$0.94	$(2.49)	$(0.73)
Pro forma	$0.79	$(2.58)	$(1.03)
Diluted:
As reported	$0.81	$(2.49)	$(0.73)
Pro forma	$0.68	$(2.58)	$(1.03)
Shipping and Handling Costs
      Costs related to shipping and handling are included in “Cost of Product Revenue” and “Cost of Service Revenue” on the accompanying Consolidated Statements of Operations.
Advertising Costs
      Marketing and sales expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $747,000, $683,000 and $392,000 in 2005, 2004 and 2003, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events, sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
Earnings (Loss) Per Share (“EPS”)
      Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes. For the years ended December 31, 2005 and 2004, outstanding stock options, unvested restricted stock, warrants, and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share.
      The following table presents the amounts used in computing the weighted average number of shares of potentially dilutive common stock (in thousands):

	Years Ended December 31,

	2003	2004	2005

Weighted average number of shares used in basic EPS	67,098	83,387	88,499
Effect of dilutive securities:
Stock options and warrants	10,763	—	—

Weighted average number of common shares and potentially dilutive common stock used in diluted EPS	77,861	83,387	88,499

Potentially dilutive securities excluded from computations because they are antidilutive	8,654	36,300	48,392

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss), a component of shareholders’ equity, consisted of the following at December 31 (in thousands):

	2003	2004	2005

Accumulated unrealized gain (loss) on available-for-sale investments	$9	$(24)	$—
Accumulated currency translation adjustment	(816)	4,584	6,258

Accumulated other comprehensive income (loss)	$(807)	$4,560	$6,258

Recent Accounting Pronouncements
      As of December 31, 2005, the Company accounted for stock-based compensation awards using the intrinsic value measurement provisions of APB No. 25. Accordingly, no compensation expense is recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and in March 2005, the SEC issued SAB No. 107 relating to the adoption of SFAS No. 123(R). SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards. Rather, SFAS No. 123(R) requires enterprises to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant.
      The Company adopted SFAS No. 123(R) effective January 1, 2006, using the Modified Prospective Application Method and the Black-Scholes fair value option-pricing model. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption was based on the fair value at the date of grant of those awards as calculated for pro forma disclosures under SFAS No. 123, Stock-Based Compensation.
      The Company expects that the adoption of SFAS No. 123(R) will impact its financial results in the future. As of December 31, 2005, the Company has unamortized stock-based compensation expense of $3.0 million, of which $1.9 million is expected to be expensed in 2006. However, this amount does not reflect any expense associated with equity awards that are expected to be granted to employees in 2006. Management is currently reviewing its alternatives for granting equity-based awards and, while the Company expects to continue granting equity-based awards to its employees, the type and amount of award is still under consideration. Accordingly, the overall effect of adopting this new standard on the financial results for 2006 has not yet been quantified. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the number of options granted in the future, the assumed and actual award forfeiture rate, and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.
      In March 2005 the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. This clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and provides guidance to ensure consistency in recording legal obligations associated with long-lived tangible asset retirements. The adoption of FIN 47 did not have a material effect on the Company’s financial position, cash flows or results of operations.
      In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for, the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.
      In June 2005, the FASB issued Staff Position No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations Pursuant to a European Union Directive, (“FSP No. 143-1”). The European Union issued a directive to its member states to adopt legislation regulating the collection, treatment, recovery and disposal of electrical and electronic waste equipment. The directive distinguished between “new waste” and “historical waste.” FSP No. 143-1 provides guidance concerning the accounting for historical waste and states that the obligation associated with historical waste qualifies as an asset retirement obligation to be accounted for in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. The Company has certain of its components that must comply with this new directive but at this time cannot quantify the impact to its financial results, as many of the European Union member states have not finalized legislation.
      In November 2005 the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. This new pronouncement will be effective in 2006 and the Company does not believe that adoption of FSP No. 115-1 will have a material effect on its financial position, cash flows or results of operations.

NOTE 4	SHORT-TERM INVESTMENTS
      As of December 31, 2005, the Company held no short-term investments. As of December 31, 2004, the Company’s short-term investments consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Commercial paper	$1,294	—	—	$1,294
U.S. government and agency securities	18,026	$3	$(9)	18,020
Asset-backed securities	2,515	—	(2)	2,513
Corporate notes and bonds	12,442	—	(16)	12,426

Total short-term investments	$34,277	$3	$(27)	$34,253

      Any realized gains (losses) for the years ended December 31, 2005, 2004 and 2003 were not significant.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	ACCOUNTS RECEIVABLE, NET
      A summary of accounts receivable is as follows (in thousands):

	December 31,

	2004	2005

Trade accounts receivable	$23,737	$14,547
Unbilled receivables	6,770	12,340
Government funding pass-through	4,015	8,476
Advance billings	102	19,894

	34,624	55,257
Allowance for doubtful accounts	(1,439)	(193)

Accounts receivable, net	$33,185	$55,064

      Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. The increase in the balance at December 31, 2005, is due to revenue recognized based on percentage of completion accounting for the Red Storm contract in excess of contractual billing milestones and a receivable with non-standard payment terms. Advance billings represent billings made based on contractual terms for which no revenue is recognized. The increase in the advanced billings balance as of December 31, 2005 is due to billings made to two customers; in one case based on a milestone agreement with a U.S. government customer and in another case for maintenance services that will not be performed until 2006 and 2007.
      The Company makes estimates of allowances for potential future uncollectible amounts related to current period revenue of products and services. The allowance for doubtful accounts is an estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. Management evaluates the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms.
      The decrease in the allowance for doubtful accounts during 2005 was related to management’s decision to write off certain aged receivables that had previously been fully provided for in the allowance for doubtful accounts.

NOTE 6	INVENTORY
      A summary of inventory is as follows (in thousands):

	December 31,

	2004	2005

Components and subassemblies	$24,615	$10,706
Work in process	19,541	8,314
Finished goods	27,365	48,692

	$71,521	$67,712

      At December 31, 2005 and 2004, all finished goods inventory was located at customer sites pending acceptance. At December 31, 2005 and 2004, $33.2 million and $13.8 million, respectively, was related to a single customer. Revenue for 2005, 2004, and 2003 includes $2.1 million, $498,000, and $316,000, respectively, from the sale of refurbished inventory recorded at a zero cost basis. In 2005, the amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of the Company’s legacy systems.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2005, the Company wrote off $5.8 million of inventory, primarily related to the Cray X1E and Cray XD1 product lines. During 2004, the Company wrote off $8.5 million of inventory, primarily related to the Cray X1 product line.

NOTE 7	PROPERTY AND EQUIPMENT, NET
      A summary of property and equipment is as follows (in thousands):

	December 31,

	2004	2005

Land	$131	$131
Building	9,590	9,638
Furniture and equipment	8,971	14,161
Computer equipment	66,305	70,704
Leasehold improvements	3,854	3,046

	88,851	97,680
Accumulated depreciation and amortization	(51,976)	(66,388)

Property and equipment, net	$36,875	$31,292

      Depreciation expense for 2005, 2004 and 2003 was $17.9 million, $15.7 million, and $15.8 million, respectively.

NOTE 8	SERVICE INVENTORY, NET
      A summary of service inventory is as follows (in thousands):

	December 31,

	2004	2005

Service inventory	$29,899	$26,201
Accumulated depreciation	(26,309)	(22,916)

Service inventory, net	$3,590	$3,285

NOTE 9	GOODWILL AND INTANGIBLE ASSETS
      On April 1, 2004, the Company completed its acquisition of OctigaBay Systems Corporation. As part of the acquisition, the Company recorded $38.8 million of goodwill. The following table provides information about activity in goodwill for the years ended December 31, 2005 and 2004, respectively (in thousands):

	2004	2005

Goodwill, at January 1	$13,344	$55,644
Acquisition	38,836	—
Foreign currency translation adjustments and other	3,464	1,195

Goodwill, at December 31	$55,644	$56,839

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets are as follows (in thousands):

	December 31,

	2004	2005

Core technology acquired in OctigaBay acquisition, net of accumulated amortization of $503,000 and $0	$6,197	$—
Capitalized patent costs, net	1,097	1,113

Intangible assets, net	$7,294	$1,113

      Amortization expense for 2005, 2004 and 2003 was $1.6 million, $1.5 million, and $85,000, respectively.

NOTE 10	DEFERRED REVENUE
      Deferred revenue consisted of the following (in thousands):

	December 31,

	2004
	(Restated)	2005

Deferred product revenue	$36,824	$58,593
Deferred service revenue	20,636	28,390
Other deferred revenue	121	—

Total deferred revenue	57,581	86,983
Less long-term deferred revenue	(1,027)	(5,234)

Deferred revenue in current liabilities	$56,554	$81,749

      As of December 31, 2005 and 2004, deferred revenue included $43.5 million and $23.6 million, respectively, of deferred product revenue from a single customer. The Company expects to recognize this amount as revenue in the latter part of 2006, upon fulfillment of its contractual obligations.

NOTE 11	RESTRUCTURING AND SEVERANCE CHARGES
      During 2005, the Company recognized restructuring charges of $4.8 million, which is included in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, net of adjustments for previously accrued amounts, mainly related to severance expenses for a worldwide reduction in work force which was announced on June 27, 2005, and affected employees in operations, sales and marketing. The restructuring charge was also increased for a December 12, 2005 announcement of a plan to reduce full-time staff by another 65 employees, principally based in the Company’s Burnaby, British Columbia, Canada facility, based upon Company plans to increase research and development efficiencies, lower costs and integrate technology platforms, with the remainder occurring in Europe. The $4.8 million charge does not include $4.9 million of core technology impairment charges, as described in Note 3 — Summary of Significant Accounting Policies, Impairment of Long-Lived Assets.
      During 2004, the Company recognized restructuring costs of $8.2 million in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, including a $196,000 compensation charge related to the modification of stock options for certain individuals affected by the restructuring. The $196,000 charge was recorded directly to common stock. Substantially all of the restructuring costs represent severance expenses for 131 terminated employees.
      During 2003, the Company recorded a restructuring charge of $3.3 million in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations relating to the termination of

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 27 employees. The $3.3 million charge did not include $721,000 of multithreaded architecture impairment charges.
      Activity related to the Company’s restructuring liability, included in “Accrued Payroll and Related Expenses” on the accompanying Consolidated Balance Sheets, during the years ended December 31 is as follows (in thousands):

	2003	2004	2005

Balance, January 1	$866	$3,069	$4,690
Additional restructuring charge	3,298	8,077	5,092
Payments	(1,097)	(6,420)	(5,724)
Adjustments to previously accrued amounts	—	(91)	(255)
Foreign currency translation adjustment	2	55	(221)

Total restructuring and severance liability, December 31	3,069	4,690	3,582
Less long-term restructuring and severance liability	—	—	(362)

Current restructuring and severance liability	$3,069	$4,690	$3,220

NOTE 12	COMMITMENTS AND CONTINGENCIES
      The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company had fixed asset balances of $7.5 million and $9.2 million as of December 31, 2005 and 2004, respectively, net of accumulated amortization of $5.4 million and $4.2 million, respectively.
      The Company has recorded rent expense under leases for buildings or office space accounted for as operating leases in 2005, 2004 and 2003 of $4.1 million, $4.2 million, and $3.9 million, respectively.
      As of December 31, 2005, the Company had no commitments past 2009, except for principal and interest due on its convertible notes payable described in Note 14 — Convertible Notes Payable and Lines of Credit. Minimum contractual commitments as of December 31, 2005, were as follows (in thousands):

	Capital	Operating	Development
	leases	leases	agreements

2006	$128	$3,473	$13,100
2007	31	2,950	2,027
2008	—	2,534	43
2009	—	850	—

Minimum contractual commitments	159	$9,807	$15,170

Less amount representing interest	(5)

Recorded capital lease obligations	$154

      In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2005, 2004 and 2003, the Company incurred $20.3 million, $16.8 million and $5.8 million, respectively, for such arrangements.
      In October 2005, the Company renegotiated one of its facility leases to consolidate its floor space in its headquarters in Seattle, Washington. The Company issued 70,000 shares of common stock to the landlord, Merrill Place, LLC, for release from certain of its operating lease obligations. The Company charged $80,000,

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
representing the fair value of the shares issued, to “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations for this issuance and related release from future obligations.
Litigation
      Beginning on May 25, 2005, the Company and certain current and former officers were served with six securities class action complaints filed in the U.S. District Court for the Western District of Washington. On October 19, 2005, the Court ordered the consolidation of these cases into a single action, and on November 15, 2005, the plaintiffs filed an amended consolidated complaint. Plaintiffs seek to represent a class of purchasers of the Company’s securities from October 23, 2002, through May 9, 2005. The consolidated complaint alleges federal securities law violations in connection with the issuance of various reports, press releases and statements in investor telephone conference calls, and seeks unspecified damages, interest, attorneys’ fees, costs and other relief. On December 19, 2005, the Company and the individual defendants moved to dismiss the consolidated complaint, which motion is pending before the Court.
      On June 3 and June 17, 2005, two shareholder derivative complaints were filed in the U.S. District Court for the Western District of Washington against members of the Company’s Board of Directors and certain current and former officers. The derivative plaintiffs purport to act on the Company’s behalf and assert allegations substantially similar to those asserted in the putative class action complaints, as well as allegations of breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek to recover on the Company’s behalf unspecified damages and seek attorney’s fees, costs and other relief. On August 29, 2005, the Court ordered the consolidation of these two cases into a single action, and in October 2005 the Company was served with an amended derivative complaint containing substantially identical allegations as in the earlier complaints. On November 18, 2005, the Company and the individual defendants moved to dismiss the consolidated derivative complaint, which motions are pending before the Court.
      On January 9, 2006, the Company was served in two additional shareholder derivative complaints filed in the Superior Court of the State of Washington for King County against members of the Company’s Board of Directors and certain current and former officers and former directors. The derivative plaintiffs purport to act on the Company’s behalf and assert allegations substantially similar to those asserted in the consolidated derivative case previously filed in the U.S. District Court for the Western District of Washington. The complaints seek to recover on the Company’s behalf unspecified damages and seek attorneys’ fees, costs and other relief. On February 15, 2006, the two state court derivative actions were consolidated by order of the Court.
      The Company is indemnifying its current and former officers and directors named in each of the foregoing actions, subject to an undertaking by each of them to repay the advanced fees and costs if it is ultimately determined that he or she is not entitled to such indemnification.
Other
      From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcomes of these matters with certainty, the Company’s management does not believe that the disposition of these ordinary course matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Because the Company is not at this time able to determine the probability of outcome or any estimable losses, no amounts have been accrued for potential settlements.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13	INCOME TAXES
      Under SFAS No. 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $288 million and gross federal research and experimentation tax credit carryforwards of approximately $12.4 million. The net operating loss carryforwards will expire from 2010 through 2025, if not utilized, and research and development tax credits will expire from 2006 through 2025, if not utilized.
      Income (loss) before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

		2004
	2003	(Restated)	2005

United States	$31,202	$(92,654)	$(63,304)
International	(10,161)	(55,612)	(2,492)

Total	$21,041	$(148,266)	$(65,796)

      The provision (benefit) for income taxes related to operations consists of the following (in thousands):

	Year Ended December 31,

		2004
	2003	(Restated)	2005

Current provision (benefit):
Federal	$134	$—	$—
State	(44)	—	128
Foreign	294	581	644

Total current provision	384	581	772
Deferred provision (benefit):
Federal	(42,012)	61,906	—
State	(482)	(3,466)	—
Foreign	(97)	71	(2,260)

Total deferred provision (benefit)	(42,591)	58,511	(2,260)

Total provision (benefit) for income taxes	$(42,207)	$59,092	$(1,488)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate:

		2004
	2003	(Restated)	2005

Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal effect	2.2	(2.4)	(3.1)
Impact of change in state rate	(1.4)	—	—
Foreign taxes	(5.2)	(0.3)	1.0
In-process research and development write-off	—	10.6	—
Permanent differences	—	3.9	1.5
Foreign tax credit	—	(0.3)	—
Research and development tax credit	(5.3)	(1.0)	(2.1)
Other	1.2	(0.1)	(0.4)
Effect of change in valuation allowance on deferred tax assets	(227.1)	64.5	35.8

Effective income tax rate	(200.6)%	39.9%	(2.3)%

      Deferred income taxes reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and the corresponding financial statement amounts, operating loss, and tax credit carryforwards. Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31,

	2004
	(Restated)	2005

Assets
Current:
Inventory	$2,714	$2,840
Accrued compensation	2,731	1,876
Deferred service revenue	1,452	684

Gross current deferred tax assets	6,897	5,400
Valuation allowance	(6,848)	(5,377)

Net current deferred tax assets	49	23

Long-Term:
Property and equipment	1,724	709
Research and experimentation	6,681	12,447
Net operating loss carryforwards	88,826	115,110
Accrued restructuring charge	801	764
Other	568	576

Gross long-term deferred tax assets	98,600	129,606
Valuation allowance	(97,931)	(129,031)

Net long-term deferred tax assets	669	575

Total net deferred tax assets	718	598

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004
	(Restated)	2005

Liabilities
Current:
Other	(173)	—
Long-Term:
Core technology intangible asset	(2,028)	—
Other	(179)	—

Gross long-term deferred tax liabilities	(2,207)	—

Total deferred tax liabilities	(2,380)	—

Net deferred tax asset (liability)	$(1,662)	$598

Net current deferred tax asset (liability)	$(124)	$23
Net non-current deferred tax asset (liability)	(1,538)	575

Net deferred tax asset (liability)	$(1,662)	$598

      The 2004 net current deferred tax liability of $124,000 is included in “Other Accrued Liabilities” on the accompanying Consolidated Balance Sheets, while the 2005 net current deferred tax asset of $23,000 is included in “Prepaid Expenses and Other Current Assets” of the same statement.
      In September 2004, as a result of substantial losses during the year and based on revised projections indicating continued challenging operating results, the Company established the valuation allowance of $58.9 million. In the fourth quarter of 2003, management determined that, based on its most recent operating performance and its expected future performance, the Company was more likely than not able to utilize certain of its U.S.-based deferred tax assets and therefore reduced the valuation allowance by approximately $58.0 million. A summary of the changes to the valuation allowance on deferred tax assets for the years ended December 31, 2005, 2004 and 2003 was an increase of $29.6 million, an increase of $96.7 million, and a decrease of $58.0 million, respectively.
      Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation.

NOTE 14	CONVERTIBLE NOTES PAYABLE AND LINES OF CREDIT
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
      Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of December 31, 2004 and 2005, none of the conditions for conversion of the Notes were satisfied.
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
      In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest method to interest expense over the five-year period from December 2004 through November 2009. A total of $676,000 was amortized into interest expense during 2005. The unamortized balance of these costs of $2.7 million as of December 31, 2005, is included in “Other Non-current Assets” on the accompanying Consolidated Balance Sheets.
Lines of Credit
      On May 31, 2005, the Company entered into a Senior Secured Credit Agreement with Wells Fargo Foothill, Inc. (“the Credit Agreement”), providing for a two-year revolving line of credit for up to $30.0 million. The credit line replaces the Company’s previous line of credit with Wells Fargo Bank, N.A. The Credit Agreement provides support for the Company’s existing letters of credit while permitting the Company to use previously restricted cash of $11.4 million and permitting additional cash advances, subject to a borrowing base composed of (a) up to $20.0 million based on 100% of the Company’s maintenance service revenue for the trailing six-month period and (b) up to $10.0 million based on 85% of eligible accounts receivable, as defined in the Credit Agreement, subject to other limitations provided in the Credit Agreement. As of December 31, 2005, the Company was eligible to use all $30.0 million of the credit line, which was reduced by the amount of outstanding letters of credit at that date, or $11.3 million, to arrive at the calculated borrowing base as of that date of approximately $18.7 million. As of February 1, 2006, outstanding letters of

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit were reduced from $11.3 million to $1.4 million, effectively increasing the calculated borrowing base to $28.6 million; as of February 6, 2006, the calculated borrowing base was reduced by another $2.8 million to $25.8 million as the credit line was used to support a forward currency contract on a specific sales contract. See Note 20 — Subsequent Events, below. The Credit Agreement provides for interest on a performance-based formula, contains covenants to maintain or achieve certain financial performance standards and is collateralized by all of the Company’s assets and pledges of the stock of its subsidiaries.
      As of December 31, 2005, the Company had met all but one of its covenants on the credit line, and received a waiver from Wells Fargo Foothill, Inc. for the applicable covenant. The Company also renegotiated this covenant for the remainder of the agreement, which reduces the risk of future violation of this same covenant. In connection with the initiation of the line of credit, the Company was obligated to pay a closing fee of 2.5% of the maximum amount of the credit line, or $750,000, and other fees and costs customary for such transactions. Half of the closing fee was paid at closing and half is payable one year from closing. These costs have been capitalized and are being amortized over the two-year life of the Credit Agreement. The indebtedness under the Credit Agreement constitutes senior indebtedness under the indenture governing the Company’s outstanding convertible senior subordinated notes issued in December 2004. As of December 31, 2005, the Company had not drawn upon the credit facility.
      In connection with the Credit Agreement, the Company issued the lender a four-year warrant to purchase 200,000 shares of its common stock, with an exercise price of $1.65 per share, the closing price of its common stock on the date the warrant was issued. Using the Black-Scholes pricing model, the fair value of the warrant was estimated at $219,000 and is also being amortized over the two-year life of the Credit Agreement, along with the fees described above. A total of $1.3 million in fees was capitalized in connection with the line of credit which has been recorded in “Other Non-current Assets” on the accompanying Consolidated Balance Sheets. As of December 31, 2005, $962,000 is the unamortized balance, with $332,000 included in interest expense during 2005.
      The Company’s $25.0 million revolving line of credit with Wells Fargo Bank, N.A. expired on April 29, 2004. Subsequent to April 29, 2004, the Company was granted extensions of the line of credit through December 1, 2004, with no material changes to the terms and conditions. Subsequent to December 1, 2004, the Company negotiated a $15.0 million secured credit facility with Wells Fargo Bank, N.A. which was used only to support outstanding letters of credit. At December 31, 2004, the Company had $11.4 million of outstanding letters of credit. The Company was required to maintain cash and short-term investment balances at least equal to the outstanding letters of credit. As such, the Company designated $11.4 million of its cash as restricted cash at December 31, 2004.

NOTE 15	SHAREHOLDERS’ EQUITY
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
      On April 1, 2004, the Company issued 7,560,885 shares of its common stock and 4,840,421 exchangeable shares in connection with the acquisition of OctigaBay Systems Corporation. See Note 18 — OctigaBay Acquisition.
      Exchangeable Shares: Shares of exchangeable stock were issued by one of the Company’s Nova Scotia subsidiaries in connection with the April 2004 acquisition of OctigaBay Systems Corporation (“OctigaBay”). Exchangeable stock is, as nearly as practicable, the economic equivalent of the Company’s common stock. Through the provisions of the exchangeable stock and related acquisition documents, holders of the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchangeable stock have the right to exchange such stock for the Company’s common stock on a one-for-one basis. Holders also have the right to receive the same dividends and distributions paid on the Company’s common stock and the right to participate in certain liquidation events on a pro rata basis with holders of the Company’s common stock. Holders of exchangeable stock do not have the right to vote, however, as holders of the Company’s common stock. All remaining shares of exchangeable stock outstanding on December 31, 2005, were exchanged for an equivalent number of shares of the Company’s common stock in January 2006.
      Preferred Stock: The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
      Shareholder Warrants: At December 31, 2005, the Company had outstanding and exercisable warrants to purchase an aggregate of 5,634,049 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per share	Date of Warrants

524	$6.00	May 21, 2006
294,117	$4.50	September 3, 2006
200,000	$1.65	May 30, 2009
5,139,408	$2.53	June 21, 2009

5,634,049

      Restricted Stock: In the fourth quarter of 2005, the Company issued an aggregate of 1,965,000 shares of restricted stock to certain executives and management employees from the Company’s 2004 Long Term Equity Compensation Plan. These shares will become fully vested on June 30, 2007. The Company has recorded a deferred compensation charge of $2.8 million for the issuance of these shares, and will recognize compensation expense ratably over the 18-month vesting period. The Company recorded $70,000 for amortization of deferred compensation on these shares in December 2005.
      Stock Option Plans: As of December 31, 2005, the Company had five active stock option plans that provide for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator; however, options granted during 2005 were generally granted with full vesting on or before December 31, 2005, in order to avoid additional expense related to the options under the implementation of SFAS No. 123(R). Options to purchase shares expire no later than ten years after the date of grant.
      On December 20, 2005, the Company announced a stock option repricing for certain outstanding options as of that date, the purpose of which was to reduce the number of new options needed for grant at the same time, since the Company had a limited number of shares available for such grant. A total of 1,274,260 options with original exercise prices from $3.63 to $8.53 per share were repriced to an exercise price of $1.49 per share, all of which were fully vested at the time of repricing. Per the requirements of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, the stock option modification resulted in variable stock option accounting from the date of repricing until the end of the year; however, because the closing price of the Company’s common stock on December 31, 2005, was less than the re-grant price, no compensation expense was recorded.
      Twice during 2005, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans which exceeded certain exercise price thresholds. In March 2005 the threshold for accelerated vesting was all options with a per share exercise price of $2.36 or higher (the market price of the Company’s common stock on the date of the change), while in May 2005 the threshold was all options with a per share exercise price of $1.47 or greater (the market price of the Company’s common stock on the date of the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change). This acceleration resulted in options to acquire approximately 4.6 million shares of the Company’s common stock becoming immediately exercisable. Options granted to consultants and to non-employee directors were not accelerated. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged. The acceleration resulted in a charge to income of approximately $1.1 million related to the deferred compensation of previously unvested options granted as part of the OctigaBay acquisition in April 2004. The acceleration eliminates future compensation expense that the Company would have recognized in its statement of operations with respect to these options upon the adoption of SFAS No. 123(R) on January 1, 2006, which requires expensing of stock options over the service period in which they vest.
      In connection with a restructuring plan announced in June 2005, the Company amended the stock option grants for certain terminated employees to extend the exercise period of vested stock options, which is normally three months from the date of termination. No compensation expense was recorded as the fair market value of the Company’s stock (the closing market price of the Company’s stock on the date of the change) was less than the respective stock option exercise prices.
      A summary of the Company’s stock option activity and related information follows:

	Outstanding Options		Exercisable Options

		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Exercisable	Price

Balance, January 1, 2003	13,380,602	$4.52	6,811,975	$5.36

Granted	1,637,465	9.63
Exercised	(2,759,187)	4.37
Canceled	(118,748)	4.07

Balance, December 31, 2003	12,140,132	5.23	7,380,453	$5.14

Granted	4,019,830	4.59
Exercised	(875,856)	3.23
Canceled	(999,715)	5.52

Balance, December 31, 2004	14,284,391	5.16	8,857,598	$5.01

Granted	5,114,270	2.14
Exercised	(89,180)	1.56
Canceled	(1,308,901)	4.15

Balance, December 31, 2005(a)	18,000,580	4.14	17,982,045	$4.14

Available for grant at December 31, 2005	733,419

(a)	The weighted average exercise price of outstanding options at December 31, 2005 includes the impact of the 2005 repricing of 1,274,260 options, as described above.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable options by price range as of December 31, 2005, are as follows:

Outstanding Options						Exercisable Options

				Weighted	Weighted		Weighted
				Average	Average		Average
Range of Exercise			Number	Remaining	Exercise	Number	Exercise
Prices Per Share			Outstanding	Life (Years)	Price	Exercisable	Price

$0.26	–	$1.00	386,452	9.4	$0.92	386,452	$0.92
$1.01	–	$2.00	4,281,445	7.7	$1.55	4,281,445	$1.55
$2.01	–	$3.00	3,318,953	5.9	$2.54	3,318,953	$2.54
$3.01	–	$4.00	3,912,043	5.2	$3.71	3,911,661	$3.71
$4.01	–	$6.00	1,566,132	2.2	$5.16	1,559,960	$5.16
$6.01	–	$8.00	2,904,209	3.3	$7.10	2,892,542	$7.10
$8.01	–	$11.00	1,050,426	4.8	$8.90	1,050,426	$8.90
$11.01	–	$13.69	580,920	7.1	$11.18	580,606	$11.18

$0.26	–	$13.69	18,000,580	5.5	$4.14	17,982,045	$4.14

      In accordance with FIN 44, the unamortized intrinsic value of unvested options assumed in the April 2004 acquisition of OctigaBay is included in deferred compensation. The Company measured this intrinsic value based on the number of options granted and the difference between the converted exercise price of the options and the fair value of the underlying common stock-based on the quoted price of the Company’s common stock at the date the options were assumed. The deferred compensation has been amortized over the requisite service periods. Allocation of this acquisition-related deferred compensation expense to the operating categories for years ended December 31 is as follows (in thousands):

	2003	2004	2005

Research and development	$—	$5,068	$3,444
Sales and marketing	—	2,837	579
General and administrative	—	3,229	13

Total acquisition-related compensation expense	$—	$11,134	$4,036

      Employee Stock Purchase Plan: In 2001, the Company established an Employee Stock Purchase Plan (“2001 ESPP”), which received shareholder approval in May 2002. The maximum number of shares of the Company’s common stock that employees could acquire under the 2001 ESPP is 4,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the 2001 ESPP was the lower of (a) 85% of the fair market value of the Company’s common stock at the beginning of each three month offering period, or (b) the fair market value of the common stock at the end of each three month offering period. As of December 31, 2005 and 2004, 1,850,131 and 1,048,889 shares, respectively, had been issued under the 2001 ESPP.
      As of the purchase period that began on December 16, 2005, the Company has amended the purchase price per share in order to avoid additional expense that would otherwise be recorded under the SFAS 123(R) rules. For purchase periods commencing on or after that date, the purchase price per share under the 2001 ESPP will be 95% of the closing market price on the fourth business day after the end of each offering period.

NOTE 16	BENEFIT PLANS
401(k) Plan
      The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Code of 1986, as amended. Prior to 2005, the Company matched 25% of employee contributions each calendar year, comprised of a 12.5% match of employee contributions in cash 45 days after each quarter and a 12.5% match determined annually by the Board of Directors and payable in cash or common stock of the Company. The Company eliminated its matching obligation as of June 30, 2005. The Company’s 2005, 2004, and 2003 matching contribution expenses were $795,000, $1.6 million, and $1.3 million, respectively.

NOTE 17	SEGMENT INFORMATION
      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS 131, is the Chief Executive Officer. During 2003, 2004, and 2005, Cray had one operating segment.
      Product and service revenue and long-lived assets classified by major geographic areas are as follows (in thousands):

		Other
	United States	Countries	Total

For the year ended December 31, 2003:
Product revenue	$155,941	$19,063	$175,004

Service revenue	$38,117	$23,841	$61,958

Long-lived assets	$44,348	$3,875	$48,223

			Other
	United States	Canada	Countries	Total

For the year ended December 31, 2004 (Restated):
Product revenue	$86,067	$352	$9,482	$95,901

Service revenue	$34,800	$1,297	$13,851	$49,948

Long-lived assets	$54,306	$51,792	$5,338	$111,436

For the year ended December 31, 2005:
Product revenue	$104,274	$213	$47,611	$152,098

Service revenue	$33,377	$1,542	$14,034	$48,953

Long-lived assets	$50,410	$44,311	$5,944	$100,665

      Revenue attributed to foreign countries are derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under their control, totaled approximately $111.2 million, $107.8 million, and $175.4 million in 2005, 2004 and 2003, respectively. In 2005 and 2003, one customer, Oak Ridge National Laboratory, contributed approximately 18% and 11% of total revenue, respectively. In 2004, one customer, Sandia National Laboratories, accounted for 27% of total revenue.

NOTE 18	OCTIGABAY ACQUISITION
      On April 1, 2004, the Company completed the acquisition of OctigaBay, a privately-held company located in Burnaby, British Columbia. The acquisition was accounted for as a purchase, pursuant to the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements of SFAS No. 141, Business Combinations. The Company paid $14,925,000 in cash and issued 7,560,885 shares of Cray common stock and 4,840,421 exchangeable shares. The Company also assumed outstanding OctigaBay stock options exercisable for 740,722 shares of Cray common stock. Of the total shares issued and reserved, 1,861,000 shares were not included in the purchase price calculation because they represented repurchaseable shares that were earned over the repurchase period. OctigaBay was a development stage company and was in the process of developing an innovative high-performance computing system. The fair value of the in-process research and development (“IPR&D”) and the core technology was estimated using the income approach, which reflects the net present value of the projected cash flows expected to be generated by the products incorporating the in-process technology. The discount rate applicable to the cash flows of the products reflected the estimated stage of completion and other risks inherent in the project. The discount rate used in the valuation of IPR&D was 24.5%. The fair value of IPR&D was estimated to be $43.4 million with an estimated cost to complete of $8.0 million. The in-process technology was substantially completed in 2004. The IPR&D fair value was expensed in April 2004. The purchased intangibles consisted of core technology and were to be amortized over five years. However, as described above, the Company wrote off the unamortized balance of the core technology intangible asset late in 2005, after performing an impairment analysis as required by SFAS No. 144. The allocation of the purchase price was as follows (in thousands):

Fair value of net tangible assets acquired	$10,521
Core technology	6,700
In-process research and development	43,400
Goodwill	38,836

Net assets acquired	$99,457

      The Company recorded deferred compensation of $12.4 million resulting from retention agreements with key OctigaBay personnel and $2.2 million from existing stock options assumed in the OctigaBay acquisition. The retention agreements expired in November 2005, although the retention agreements for three employees were terminated at the end of 2004, and the related deferred compensation of approximately $4.7 million was immediately recognized. The assumed stock options were accelerated in 2005 with the rest of the applicable groups of stock options, as described in Note 15 — Shareholders’ Equity, and resulted in a charge to income of approximately $1.1 million related to the deferred compensation of previously unvested options granted as part of the OctigaBay acquisition.

NOTE 19	INTEREST INCOME (EXPENSE)
      The detail of interest income (expense) for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2003	2004	2005

Interest income	$657	$666	$741
Interest expense	(213)	(301)	(4,203)

Net interest income (expense)	$444	$365	$(3,462)

      Interest income is earned by the Company on overnight balances, which are invested in short-term debt securities.
      Interest expense in 2005 consists of $2.4 million for interest on the $80 million Notes, $1.0 million of amortization of all associated fees capitalized for attainment of the line of credit and issuance of the Notes, and $765,000 in interest and fees on the line of credit with Wells Fargo Foothill, Inc.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20	SUBSEQUENT EVENTS
      On February 6, 2006, the Company entered into a forward contract for £14,994,000 (British pound sterling) as a cash flow hedge on the foreign currency exposure related to a sales contract denominated in British pound sterling. This sales contract is expected to be billed in milestones based on the Company meeting contractual and product delivery commitments. The forward contract matures in April 2006 and the Company plans to rollover the forward contract for amounts yet to be collected until the underlying transactions (milestone cash payment from the customer) have been completed, which is expected to be December 2006. The Company has an approved hedging policy which requires specific designation of transactions to be hedged. This forward contract was designated as a cash flow hedge on the specific sales contract. As a result of entering into the forward contract, the availability under the line of credit with Wells Fargo Foothill, Inc. was reduced by $2.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.
      We have audited the accompanying consolidated balance sheet of Cray Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the 2005 basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for one year ended December 31, 2005, has been subjected to the auditing procedures applied in the audit of the 2005 basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the 2005 basic consolidated financial statements taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cray Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ PETERSON SULLIVAN PLLC
Seattle, Washington
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Cray Inc.
Seattle, Washington
      We have audited the accompanying consolidated balance sheet of Cray Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2, the accompanying financial statements as of and for the year ended December 31, 2004, have been restated.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
March 31, 2005
(April 20, 2006 as to the effects of the restatement discussed in Note 2)

Schedule II — Valuation and Qualifying Accounts
December 31, 2005

	Balance at	Additions			Balance at
	Beginning	Charged			End of
Description	of Period	to Expense	Deductions		Period

Year ended December 31, 2003:
Allowance for doubtful accounts	$1,098	$113	$(86	)(1)	$1,125

Warranty accrual	$5,599	$380	$(5,324	)(2)	$655

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,125	$373	$(59	)(1)	$1,439

Warranty accrual	$655	$—	$(655	)(2)	$—

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,439	$165	$(1,411	)(1)	$193

Warranty accrual	$—	$—	$—	(2)	$—

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents warranty work performed on the T90 product line, and related reduction of the warranty accrual.