Form 10-Q
period 2006-03-31
CRAY INC
filed 2006-05-09
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☑ Accelerated filer	☐ Non- accelerated
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 5, 2006, 91,760,500 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31,	March 31,
	2005	2006
ASSETS

Current assets:
Cash and cash equivalents	$46,026	$69,893
Accounts receivable, net	55,064	30,265
Inventory	67,712	60,117
Prepaid expenses and other current assets	2,909	3,635

Total current assets	171,711	163,910

Property and equipment, net	31,292	28,058
Service inventory, net	3,285	3,167
Goodwill	56,839	56,753
Deferred tax asset	575	631
Intangible assets, net	1,113	1,174
Other non-current assets	8,190	7,580

TOTAL ASSETS	$273,005	$261,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,911	$19,421
Accrued payroll and related expenses	12,145	10,625
Other accrued liabilities	10,702	9,946
Deferred revenue	81,749	71,157

Total current liabilities	119,507	111,149

Long-term deferred revenue	5,234	5,035
Other non-current liabilities	2,317	2,875
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,058	199,059

Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid in capital, par value $.01 per share — Authorized, 150,000,000 shares; issued and outstanding, 90,973,506 and 91,667,542 shares, respectively	422,691	421,956
Exchangeable shares, no par value — Unlimited shares authorized; 78,840 and no shares outstanding, respectively	576	—
Deferred compensation	(2,811)	—
Accumulated other comprehensive income	6,258	6,330
Accumulated deficit	(360,767)	(366,072)

TOTAL SHAREHOLDERS’ EQUITY	65,947	62,214

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,005	$261,273

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2006
Revenue:
Product	$26,310	$34,269
Service	11,324	14,246

Total revenue	37,634	48,515

Operating expenses:
Cost of product revenue	26,352	26,677
Cost of service revenue	7,575	7,693
Research and development, net	13,032	7,215
Sales and marketing	6,599	4,985
General and administrative	4,267	5,594
Restructuring and severance	(215)	738

Total operating expenses	57,610	52,902

Loss from operations	(19,976)	(4,387)

Other expense, net	(502)	(41)
Interest expense, net	(437)	(608)

Loss before income taxes	(20,915)	(5,036)
Provision for income taxes	(120)	(269)

Net loss	$(21,035)	$(5,305)

Basic and diluted net loss per share	$(0.24)	$(0.06)

Basic and diluted weighted average shares outstanding	88,114	89,351

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2005	2006
Operating activities:
Net loss	$(21,035)	$(5,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,467	4,630
Share-based compensation cost	1,199	481
Inventory write-down	1,657	117
Amortization of issuance costs, convertible notes payable and line of credit	166	338
Deferred income taxes	(29)	(56)

Changes in operating assets and liabilities:
Accounts receivable	(8,489)	24,846
Inventory	(38,394)	7,179
Prepaid expenses and other current assets	(1,828)	(725)
Other non-current assets	(1,430)	33
Service inventory	(156)	—
Accounts payable	20,523	4,519
Accrued payroll and related expenses and other accrued liabilities	(2,857)	(1,957)
Other non-current liabilities	1,602	559
Deferred revenue	1,224	(10,771)

Net cash provided by (used in) operating activities	(43,380)	23,888

Investing activities:
Sales/maturities of short-term investments	16,674	—
Purchases of short-term investments	(10,161)	—
Proceeds from sale of minority investment	—	239
Decrease in restricted cash	3	—
Purchases of property and equipment	(866)	(996)

Net cash provided by (used in) investing activities	5,650	(757)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	440	130
Proceeds from exercise of options	138	602
Principal payments on capital leases	(539)	(30)

Net cash provided by financing activities	39	702

Effect of foreign exchange rate changes on cash and cash equivalents	(102)	34

Net increase (decrease) in cash and cash equivalents	(37,793)	23,867

Cash and cash equivalents
Beginning of period	41,732	46,026

End of period	$3,939	$69,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$212
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$5,099	$299
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these Notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter to quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of larger products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of not recognizing product revenue for larger systems until customer acceptance and other contractual provisions have been fulfilled, and the timing of payments for product sales, maintenance services, government research and development funding, and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers. Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government accounted for approximately $38.0 million of the $48.5 million total revenue for the three months ended March 31, 2006.
     During the three months ended March 31, 2006, the Company incurred a net loss of $5.3 million and generated $23.9 million of cash from operating activities. The Company had $52.8 million of working capital as of March 31, 2006. Management’s plans project that the Company’s current cash resources, including its credit facility, and cash expected to be generated from operating activities should be adequate to fund the Company’s operations for at least the next twelve months. These plans assume new customer orders and acceptances leading to collections from several large potential customers. Should acceptances and payments be delayed significantly, the Company could face a significant liquidity challenge which would require it to pursue additional initiatives to further reduce costs, including reductions in inventory purchases and commitments, and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that its financial resources become insufficient.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Reclassifications
     Certain prior-period amounts have been reclassified to conform with the current-period presentation.
Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value allocation used in revenue recognition, percentage of completion accounting, determination of inventory lower of cost or market, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, assumptions used to determine fair value of stock options, as well as any fair value assessment, restructuring costs, deferred income tax assets, potential income tax assessments and contingencies. Actual results could differ from those estimates and assumptions.
Note 2 — Summary of New Accounting Policies
Foreign Currency Derivatives
     From time to time, the Company may utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. On February 6, 2006, the Company entered into such an arrangement, see Note 12 – Foreign Currency Derivative. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, and when the hedged transaction is recorded, the amount is reclassified into results of operations in the same period. Any ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies.
Note 3 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding 1,965,000 of unvested stock grants outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested stock grants and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes.
     For the three months ended March 31, 2006 and 2005, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2006 and 2005, potential common shares of 45.5 million and 35.6 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 4 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2006
Net loss	$(21,035)	$(5,305)
Unrealized loss on available-for-sale investments	(63)	—
Foreign currency translation adjustment	(1,032)	72

Comprehensive loss	$(22,130)	$(5,233)

Note 5 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2005	2006
Trade accounts receivable	$14,547	$11,027
Unbilled receivables	12,340	7,306
Government funding pass-through	8,476	10,116
Advance billings	19,894	1,950

	55,257	30,399
Allowance for doubtful accounts	(193)	(134)

Accounts receivable, net	$55,064	$30,265

     As of March 31, 2006 and December 31, 2005, accounts receivable included $7.1 million and $8.8 million, respectively, due from Sandia National Laboratories on the Red Storm project. Of this amount, $7.1 million and $8.3 million, respectively, were unbilled, based upon a milestone billing arrangement with this customer.
     The Company makes estimates of allowances for potential future uncollectible amounts related to current period revenues of products and services. The allowance for doubtful accounts is an estimate that considers actual facts and circumstances of individual customers and other debtors, such as financial condition and historical payment trends. Management evaluates the adequacy of the allowance utilizing a combination of specific identification of potentially problematic accounts and identification of accounts that have exceeded payment terms. As of March 31, 2006 and December 31, 2005, the allowance for doubtful accounts was $134,000 and $193,000, respectively.
Note 6 — Inventory
     Inventory consisted of the following (in thousands):

	December 31,	March 31,
	2005	2006
Components and subassemblies	$10,706	$14,950
Work in process	8,314	5,104
Finished goods	48,692	40,063

Total	$67,712	$60,117

     At March 31, 2006, $38.5 million of finished goods inventory was located at customer sites pending acceptance; at December 31, 2005, all finished goods inventory was located at customer sites pending acceptance. At both March 31, 2006 and December 31, 2005, $33.2 million was related to a single customer. Revenue of $0 and $2.0 million for the three months ended March 31, 2006 and 2005, respectively, came from the sale of refurbished inventory recorded at a zero cost basis.
     During the three months ended March 31, 2006, the Company wrote off $117,000 of inventory, primarily related to scrap, excess and obsolete inventory on the Cray XD1 product line, which the Company is phasing out. During the three months ended March 31, 2005, the Company wrote off $1.7 million of inventory, primarily related to scrap materials on the Cray X1/X1E product line as a result of over commitments for purchase volumes for memory chips on that product line.
Note 7 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	December 31,	March 31,
	2005	2006
Deferred product revenue	$58,593	$48,752
Deferred service revenue	28,390	27,440

Total deferred revenue	86,983	76,192
Less long-term deferred revenue	(5,234)	(5,035)

Deferred revenue in current liabilities	$81,749	$71,157

     As of March 31, 2006 and December 31, 2005, deferred revenue included $43.5 million of deferred revenue from a single customer.
Note 8 — Restructuring and Severance Charges
     During the three months ended March 31, 2006, the Company recognized restructuring and severance charges of $738,000. During the three months ended March 31, 2005, the Company recorded a net adjustment of $215,000 related to a net reversal of restructuring charges previously recognized as the Company’s estimate of charges were higher than the actual costs incurred.
     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2006, $272,000 of the restructuring and severance liability was classified in “Other non-current liabilities.” The liability activity related to restructuring during the three months ended March 31, 2006 and 2005, was as follows (in thousands):

	2005	2006
Balance, January 1	$4,690	$3,582
Payments	(2,212)	(1,429)
Adjustments to previously accrued amounts	(236)	107
Current period charges	21	631
Foreign currency translation adjustment	(162)	36

Total liability balance, March 31	2,101	2,927
Less long-term restructuring and severance liability	—	(272)

Current restructuring and severance liability	$2,101	$2,655

Note 9 — Share-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to the Company’s adoption of FAS 123R, several modifications were made to stock options. In March and May of 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the current market price on the date of the acceleration. These options were accelerated principally because the Company believed that such options were not achieving their original objective of employee retention because they had exercise prices substantially in excess of the current market value of its stock. Secondarily, the options were accelerated to avoid recording future compensation expense with respect to such options in 2006 and thereafter under the required fair value method of FAS No. 123R. Options to purchase 4.6 million shares of the Company’s common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $5.33. Due to this acceleration, an additional $14.9 million was included in the Company’s pro forma stock-based compensation expense for the year ended December 31, 2005. In connection with a restructuring plan announced in June 2005, the Company amended the stock option grants for certain terminated employees to enhance their termination packages by extending the exercise period of vested stock options, which is normally three months from the date of termination. No compensation expense was recorded as the fair market value of the Company’s stock (the closing market price of its common stock on the date of the change) was less than the respective stock option exercise prices. In December 2005, the Company repriced 1,274,260 existing stock options to $1.49 per share and also issued 1,237,060 additional stock options at $1.49 per share (fair market price of the Company’s common stock on the date of issuance) that had immediate vesting, in order to enhance short-term retention and also to avoid future option expense charges.
     The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. However, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Three Months Ended
	March 31,
	2005	2006
Risk-free interest rate	4.2%	4.5%
Expected dividend yield	0%	0%
Volatility	90%	60%
Expected life	8.7 years	4.5 years

     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. For the period ended March 31, 2006, the expected term of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. For the period ended March 31, 2005, the expected term of the option was based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option (all of the options granted in the period had a four year requisite service period for full vesting) and a contractual life of ten years. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate in the first quarter of fiscal 2006 is 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants that is recorded in our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2006 (in thousands):

Three Months
Ended
March 31, 2006
Cost of product revenue	$15
Research and development, net	93
Sales and marketing	105
General and administrative	268

Total	$481

     A summary of the Company’s stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	18,000,580	$4.14
Grants	107,120	2.11
Exercises	(398,171)	1.51
Cancellations	(2,596,244)	6.22

Outstanding at March 31, 2006	15,113,285	$3.84	6.2 years	$1,447,454

Exercisable at March 31, 2006	14,988,934	$3.85	6.2 years	$1,445,181

Available for grant at March 31, 2006	1,919,365

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $281,000 for the three months ended March 31, 2006. Average fair value of options granted during the three months ended March 31, 2006 was $1.08 per share.
     As of March 31, 2006, the Company had $2.5 million of total unrecognized compensation costs related to nonvested stock options and unvested stock grants, which are expected to be recognized over a weighted average period of 1.4 years.
     The following table shows the pro forma effect on the Company’s net loss and net loss per share for the quarter ended March 31, 2005, had compensation expense been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed by FAS 123. The pro forma effect may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years (in thousands, except per share data):

Three Months
Ended
March 31, 2005
Net loss, as reported	$(21,035)
Add:
Stock-based compensation included in reported net loss	1,199
Total stock-based compensation expense determined under fair value-based method for all awards	(19,083)

Pro forma net loss	$(38,919)

Basic and diluted net loss per share:
As reported	$(0.24)
Pro forma	$(0.44)
Note 10 — Taxes
     The Company recorded a tax provision of $269,000 and $120,000 for the three month periods ended March 31, 2006 and 2005, respectively. The expense recorded for both three-month periods was related to foreign and certain state income taxes payable.
Note 11 — Geographic Segment Information
     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS 131, is the Chief Executive Officer. The Company continues to operate in a single operating segment.
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Africa, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
Three months ended March 31,	2005	2006	2005	2006	2005	2006
Product revenue	$15,561	$31,428	$10,749	$2,841	$26,310	$34,269
Service revenue	7,824	10,464	3,500	3,782	11,324	14,246

Total revenue	$23,385	$41,892	$14,249	$6,623	$37,634	$48,515

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $38.0 million and $20.7 million for the three months ended March 31, 2006 and 2005, respectively. No single customer accounted for over 10% of the Company’s revenue in either period.
     There has been no material change in the balances of long-lived assets.

Note 12 — Foreign Currency Derivative
     In order to reduce the impact of foreign currency exchange rate risk related to a sales contract denominated in British pound sterling, the Company entered into a forward contract on February 6, 2006 to sell £15.0 million as a cash flow hedge on the foreign currency exposure related to this sales contract. For the three month period ending March 31, 2006, the Company has charged the decrease in fair value of the forward contract of approximately $58,000 to its Condensed Consolidated Statement of Operations.
Note 13 — Litigation
     In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company reported on a consolidated class action filed in the U.S. District Court for the Western District of Washington alleging certain federal securities laws violations in connection with the issuance of various reports, press releases and statements in investor telephone conference calls. It also reported on a consolidated derivative action in the same Court asserting allegations substantially similar to those asserted in the federal class action as well as breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 28, 2006, the Court heard oral arguments on motions to dismiss brought by all defendants. On April 27, 2006, the Court dismissed both complaints.
     In the class action, the Court found that plaintiffs failed to plead adequately that many of the statements made by defendants were false, failed to plead adequately that any of the statements were made intentionally or recklessly (made with scienter), and also ruled that plaintiffs failed to plead adequately that plaintiffs’ alleged losses were caused by some of defendants’ actions. The Court gave the class action plaintiffs 120 days to file an amended complaint.
     In a separate opinion, the Court dismissed without prejudice the derivative litigation, finding that plaintiffs had failed to make a demand on the Company’s Board of Directors before filing the case and failed to plead adequately why making a demand would have been futile. The Court also dismissed with prejudice claims of breach of fiduciary duty and unjust enrichment based on alleged insider trading and dismissed certain claims without prejudice on the additional grounds that the plaintiffs did not allege fraud and misrepresentation with the required specificity and failed to plead recoverable damages.
     In its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company also reported on a consolidated derivative action filed in the Superior Court of the State of Washington for King County against members of its Board of Directors and certain current and former officers and former directors. There were no material developments in this action in the first quarter of 2006. On April 5, 2006, the Company and the individual defendants moved to dismiss and/or stay the state court derivative action, which motions are pending before the Court. On April 26, 2006, the Court stayed all discovery in this action pending the Court’s ruling on the pending motions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in the discussion under “Item 1A. Risk Factors” in Part II of this Form 10-Q and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto in such Form 10-K and the Condensed Consolidated Financial Statements and accompanying Notes thereto in this report.
Overview and Executive Summary
     We design, develop, manufacture, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia. During the three month periods ended March 31, 2006 and 2005, our revenue came primarily from sales of our Cray XT3, Cray XD1 and Cray X1E systems, from government funding for our Cascade and Red Storm development projects and from providing maintenance and other services to our customers.
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
     To achieve these goals over time, we are focused on recapturing the leadership position in the capability-class supercomputing market (which represents the largest and most complex systems in the world), estimated to be an $800 million to $1.2 billion market in recent years. Our total addressable market, which we view as the capability market and those parts of the enterprise market where we have competitive advantages, is approximately $1.5 billion. To further this goal, we have aligned our research and development and sales and marketing efforts to achieve our Adaptive Supercomputing vision, which is intended to integrate multiple processing technologies into a single, highly scalable system to provide high performance and enhanced user productivity. Our Adaptive Supercomputing vision, which we will roll out over time starting in 2007, incorporates many of our technical strengths – massively parallel, vector, multithreading and other hardware co-processing technologies and high-bandwidth networks – into a single system.
     Summary of 1st Quarter 2006 Results
     Total revenue for the first three months of 2006 increased by $10.9 million or 29% over revenue for the first three months of 2005 principally due to a period-over-period increase of nearly 90% in our Cray XT3 and Cray XD1 product lines, as well as a $2.0 million, or 34%, increase in revenue recognized on our Cascade and Red Storm projects.

     Loss from operations improved to a loss of $4.4 million for the first three months of 2006, compared to a loss of $20.0 million for the same period in 2005. The improvement was primarily due to a $10.4 million increase in gross margin on higher first quarter 2006 sales and a reduction of $5.8 million net research and development costs over the prior year period.
     Net cash provided by operations in the first quarter of 2006 was $23.9 million compared to a use of cash of $43.4 million in the first three months of 2005. Our cash balances increased $23.9 million in the first three months of 2006 and we did not need to borrow any amounts under our line of credit agreement. This increase in cash was due to changes in certain components of our working capital, principally decreases in accounts receivable and inventory and an increase in accounts payable.
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, the accounting for loss contracts and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the Consolidated Financial Statements of our 2005 Form 10-K and should be reviewed in conjunction with the attached financial statements and notes as of March 31, 2006, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those related to valuation estimates of deferred tax assets, valuation of inventory at the lower of cost or market, estimates to complete for percentage of completion accounting on the Red Storm and Cascade contracts, assumptions used to determine fair value of stock options, and impairment of goodwill and other intangible assets. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
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
Products: We recognize revenue from our product lines as follows:
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
     Goodwill
     Approximately 22% of our total assets as of March 31, 2006 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from SGI in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2006, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of March 31, 2006, we had approximately $137.7 million of deferred tax assets, of which $137.1 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations. For the three month periods ended March 31, 2006 and 2005, we recognized income tax expense of $269,000 and $120,000, respectively, related to taxes due in foreign and certain state jurisdictions.
     Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of March 31, 2006, our estimate of loss on the Red Storm contract is consistent with our estimate of such loss as of December 31, 2005, which is a cumulative loss of $15.3 million, all of which was recorded in prior periods. As of March 31, 2006 and 2005, the balance in the Red Storm loss contract accrual account was $3.7 million and $2.3 million, respectively, and is included in other “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

     Share-based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to our adoption of FAS 123R, we made several modifications to stock options. In March and May of 2005, we accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the current market price on the date of the acceleration. These options were accelerated principally because we believed that such options were not achieving their original objective of employee retention because they had exercise prices substantially in excess of the current market value of our stock. Secondarily, the options were accelerated to avoid recording future compensation expense with respect to such options in 2006 and thereafter under the required fair value method of FAS No. 123R. Options to purchase 4.6 million shares of common stock were subject to the acceleration and the weighted average exercise price of the options subject to the acceleration was $5.33. Due to this acceleration, an additional $14.9 million was included in the pro forma stock-based compensation expense for the year ended December 31, 2005. In connection with a restructuring plan announced in June 2005, we amended the stock option grants for certain terminated employees to enhance their termination packages by extending the exercise period of vested stock options, which is normally three months from the date of termination. No compensation expense was recorded as the fair market value of the Company’s stock (the closing market price of our common stock on the date of the change) was less than the respective stock option exercise prices. In December 2005, we repriced 1,274,260 existing stock options to $1.49 per share and also issued 1,237,060 additional stock options at $1.49 per share (fair market price of our common stock on the date of issuance) that had immediate vesting, in order to enhance short-term retention and also to avoid future option expense charges.
     We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.
     Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.
Results of Operations
Revenue
     Our product and service revenue for the three months ended March 31 were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2005	2006
Product Revenue	$26,310	$34,269
Percentage of total revenue	70%	71%
Service Revenue	$11,324	$14,246
Percentage of total revenue	30%	29%

Total Revenue	$37,634	$48,515

Product Revenue
     Product revenue for the three months ended March 31, 2006 consisted of $26.3 million primarily from our Cray XT3 systems, our Cray XD1 and Cray X1/X1E systems and other products and $8.0 million from our Cascade and Red Storm development projects. Product revenue for the three months ended March 31, 2005 consisted of $20.3 million primarily from our Cray XT3 systems, Cray XD1 and Cray X1/X1E systems and other products and $6.0 million from our Red Storm and Cascade development projects.
     Although product revenue grew by approximately 30% in the first three months of 2006 as compared to the same period in 2005, we expect overall product and total revenue to grow by approximately 5% to 15% year-over-year in 2006, with revenue primarily coming from sales of Cray XT3 and upgrade systems. A wider range of product revenue results is reasonably possible – see “Item 1A. Risk Factors” in Part II of this report following this discussion. Included in the expected product revenue growth for 2006 is approximately $38 million to be recognized for our Cray X1/X1E installation at the Korea Meteorological Administration (“KMA”) in the fourth quarter of 2006. This system was accepted in the fourth quarter of 2005, is in production, and we have received full payment but contract provisions with regard to significant unfulfilled obligations have delayed our ability to recognize revenue on the contract until the fourth quarter of 2006. We expect that the second half of 2006 will be stronger than the first half, with the potential for 60 percent of product revenue to be recognized in the fourth quarter. We expect revenue in the second quarter, and possibly in the third quarter, to be significantly down compared to the first quarter. Our 2006 plan is dependent on receiving additional orders and having an upgraded version of the Cray XT3 system delivered, installed and accepted by customers before year-end. Product revenue generated from the phase 2 portion of the Cascade program should end in July 2006. Any future Cascade project funding in phase 3 may not be recorded as revenue, but rather as a reduction to research and development expense, as the total amount of funding expected to be received in phase 3 will be less than the total estimated development effort.
Service Revenue
     Service revenue for the three months ended March 31, 2006 increased 26% over the same period in 2005 principally as a result of Cray XT3 installations which gained momentum in the latter part of 2005 and into first quarter of 2006. Revenue from professional services increased to $1.7 million from $1.0 million in the first three months of 2006 due principally to a contract to refurbish certain components for a customer.
     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. We recognize revenue ratably over the entire service period. Maintenance service revenue has declined on an annual basis as older systems are withdrawn from service. While we expect our maintenance service revenue to stabilize and potentially increase over the next year, we may have periodic revenue and margin declines as our older, high margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems.
Operating Expenses
Cost of Revenue
     Our cost of product revenue and cost of service revenue for the three months ended March 31 were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2005	2006
Cost of Product Revenue	$26,352	$26,677
Percentage of product revenue	100%	78%

Cost of Service Revenue	$7,575	$7,693
Percentage of service revenue	67%	54%
Cost of Product Revenue
     As a percentage of product revenue, the 22% improvement was principally due to increased margins on sales of Cray XT3, Cray X1/X1E and Cray XD1 systems in the quarter. As described in our 2005 Form 10-K, in December 2005, we wrote off the unamortized balance of our core technology assets, which we previously amortized into cost of product revenue. Accordingly, we had no amortization of core technology for the period ended March 31, 2006. Cost of product revenue in the 2005 quarter was adversely affected by manufacturing variances, primarily due to a $2.2 million charge related to the absorption of manufacturing overhead and a $1.0 million charge related to the termination of IBM as our foundry supplier. In addition, cost of product revenue was adversely affected by the product mix, with proportionately fewer sales of the higher margin Cray X1E systems.

Cost of Service Revenue
     Cost of service revenue as a percentage of service revenue improved for the three months ended March 31, 2006 by 13% due to reduced personnel and service inventory costs and an overall increase in high margin professional services revenue. We expect cost of service revenue for the next few quarters to be in the range of approximately 58%-65% of service revenue.
Research and Development (in thousands):
     Our research and development expenses for the three months ended March 31 were (in thousands, except for percentages):

	Three Months
	Ended March 31,
	2005	2006
Gross research and development expenses	$22,289	$26,073
Less: Amounts included in cost of product revenue	(4,390)	(6,378)
Less: Reimbursed research and development (excludes amounts in revenue)	(4,867)	(12,480)

Net research and development expenses	$13,032	$7,215

Percentage of total revenue	35%	15%
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
     Net research and development expenses primarily reflect our costs associated with the hardware and software associated with the Cray X1E, Cray XT3 and Cray XD1 systems, and the Eldorado multithreaded system, and their upgrade and successor projects, less government co-funding reimbursements.
     For the three months ended March 31, 2006, net research and development expenses decreased as compared to the same period in 2005 due principally to increased funding for our BlackWidow project and reduced research and development expenses for the Cray XD1 product line.
     For the remainder of 2006, we expect somewhat higher gross and net research and development expenses. This expectation assumes that we will receive a phase 3 award in the DARPA HPCS program and thus we plan on increasing the Cascade project activity in the second half of the year. We will continue to incur development expenses for our Cray XT3 and upgrade and successor systems and we expect increased activity on our BlackWidow and Eldorado projects. If we receive a phase 3 DARPA award, our development costs will no longer be fully funded and we must contribute a portion of such costs. We expect to receive additional funding for our BlackWidow and Eldorado projects, although all anticipated reimbursements on these projects have not yet been fully authorized for the entire year and all necessary contracts have not been completed. If these projects are not funded by the government as anticipated, or if we do not receive a phase 3 of DARPA HPCS project, our net research and development expense could be much higher than anticipated and have an adverse impact on our earnings in 2006.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three months ended March 31 were (in thousands, except for percentages):

	Three Months
	Ended March 31,
	2005	2006
Sales and marketing	$6,599	$4,985
Percentage of total revenue	18%	10%
General and administrative	$4,267	$5,594
Percentage of total revenue	11%	12%
Restructuring and severance	$(215)	$738
Percentage of total revenue	<(1%)	2%
     Sales and Marketing. The decrease in expenses for the three months ended March 31, 2006, compared to the same period in 2005, is primarily due to a decrease in headcount as a result of a reduction-in-force that took place in the second quarter of 2005. We expect sales and marketing expenses to increase from first quarter levels for the remainder of 2006, but decline compared to annual 2005 levels, due to reduced headcount, offset in part in the second half of 2006 by re-establishment of full salaries. Depending on the level and timing of product revenue, sales and marketing costs could increase late in 2006 due to increased sales commissions as a result of higher anticipated revenue, but are expected to remain below 2005 levels.
     General and Administrative. The year-over-year increase in general and administrative costs in 2006 over the corresponding 2005 period is due primarily to about $1.0 million in increased professional service costs related to the restatement of our 2004 financial statements and securities litigation defense, which were partially offset by the effects of the reduction-in-force that occurred in the second quarter of 2005. We expect general and administrative expenses to increase modestly for the remainder of 2006 compared to 2005 levels due to re-establishment of salaries and variable pay program, the executive retention and restricted stock grant programs instituted in December 2005 and additional personnel hired in finance, although at lower levels than such costs were in the first quarter of 2006.
     Restructuring and Severance. Restructuring, severance and impairment charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During the second quarter of 2005, we implemented a worldwide reduction in workforce of 90 employees, or 10% of our worldwide workforce. In the fourth quarter of 2005, we implemented an additional reduction of 65 employees. In the first quarter of 2006, we incurred additional severance costs related to both our second and fourth quarter 2005 actions.
Other Expense, net
     For the three months ended March 31, 2006 and 2005, we recognized net other expense of $41,000 and $502,000, respectively. Net other expense for the three months ended March 31, 2006 was principally the result of a loss in fair value on our foreign currency derivative offset by net foreign currency transaction gains, while net other expense for the three months ended March 31, 2005 was principally the result of net foreign currency transaction losses.
Interest Income (Expense)
     Our interest income and interest expense for the three months ended March 31 were (in thousands):

	Three Months
	Ended March 31,
	2005	2006
Interest income	$338	$485
Interest expense	(775)	(1,093)

Net interest income (expense)	$(437)	$(608)

     Interest income increased in the first quarter of 2006 compared to the same period in 2005 as a result of comparatively higher average interest rates on similar average invested cash balances.
     Interest expense for the first three months of both 2005 and 2006 principally consisted of $600,000 of interest on our Notes and $338,000 in 2006 and $166,000 in 2005 of non-cash amortization of capitalized issuance costs.
Taxes
     We recorded tax expense of $269,000 and $120,000 for the three months ended March 31, 2006 and 2005, respectively. The tax expense recognized in both 2006 and 2005 reflects estimated current and deferred foreign and state income tax expense for the first quarter of each year.

Liquidity and Capital Resources
     Cash, cash equivalents and accounts receivable totaled $100.2 million at March 31, 2006, compared to $101.1 million at December 31, 2005; cash and cash equivalents increased by $23.9 million while accounts receivable decreased by $24.8 million. At March 31, 2006, we had working capital of $52.8 million compared to $52.2 million at December 31, 2005.
     Net cash provided by operating activities for the three months ended March 31, 2006 was $23.9 million compared to a use of $43.4 million for the same period in 2005. For the three months ended March 31, 2006, cash provided by operating activities was principally the result of decreases in accounts receivable and inventory and an increase in accounts payable, which was slightly offset by a decrease in deferred revenue.
     Net cash used by investing activities was $757,000 for the three months ended March 31, 2006, compared to net cash provided by investing activities of $5.7 million for the respective 2005 period. Net cash used by investing activities for the three months ended March 31, 2006 consisted primarily of purchases of property and equipment. Net cash provided by investing activities for the same period in 2005 consisted of net maturities of short-term investments of $6.5 million partially offset by $866,000 of purchases of property and equipment.
     Net cash provided by financing activities was $702,000 for the three months ended March 31, 2006, compared to $39,000 for the respective 2005 period. The net cash provided by financing activities for both periods resulted primarily from cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan. In both years, these proceeds were partially offset by principal payments on capital leases.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT3 and successor line and internally fund a portion of the expenses resulting from the anticipated phase 3 of the Cascade program, interest expense and acquisition of property and equipment. As of March 31, 2006, our remaining fiscal year 2006 capital budget for property and equipment is approximately $9.0 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of March 31, 2006 (in thousands):

	Amounts Committed by Year
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years	Thereafter
Development agreements	$12,866	$10,796	$2,070	$—	$—
Capital lease obligations	124	93	31	—	—
Operating leases	8,828	2,643	5,981	181	23

Total contractual cash obligations	$21,818	$13,532	$8,082	$181	$23

     We have $80.0 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. These Notes bear interest at 3.0% (approximately $2.4 million per year) and holders of these Notes may require us to purchase these Notes on December 1, 2009, December 1, 2014 and December 1, 2019. Additionally, we have a two year revolving line of credit for up to $30.0 million, which expires in May 2007. No amounts were outstanding under this line as of March 31, 2006. As of the same date, we were eligible to borrow $20.3 million against this line of credit; the borrowing limitation relates to restrictions from our cash flow hedge, open letters of credit and minimum required receivables balance.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three month periods ended March 31, 2006 and 2005, we incurred $7.0 million and $2.3 million, respectively, for such arrangements.

     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government funding for research and development activities and our payments for inventory, resulting in significant quarter-to-quarter, as well as within a quarter, fluctuations in our cash balances. Our principal sources of liquidity are our cash and cash equivalents, operations and credit facility. Assuming acceptances and payment for large new systems to be sold and benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, we expect our cash flow to be modestly negative for 2006 as a whole, although a wide range of results is possible. Currently, we do not anticipate borrowing from our credit line during 2006, although it is possible that we may have to do so.
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
     We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. While we believe these steps will generate sufficient cash to fund our operations for at least the next twelve months, we may consider enhancing our cash and working capital position by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT3 and upgraded systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See “Item 1A. Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2006, we held a portfolio of highly liquid investments, all which were to mature in less than 90 days from the date of initial investment.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. During the first quarter of 2006, we entered into a forward contract on £15 million (British pound sterling) to hedge anticipated cash receipts on a sales contract. As of March 31, 2006, the fair value of this contract was a loss of $58,000 which is included in our results of operations. If this hedge does not qualify as an effective hedge in future periods, accounting results may differ from economic and cash flow results during the life of the hedge. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2006, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $934,000.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the March 31, 2006 that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we reported on a consolidated class action filed in the U.S. District Court for the Western District of Washington alleging certain federal securities laws violations in connection with the issuance of various reports, press releases and statements in investor telephone conference calls. We also reported on a consolidated derivative action in the same Court asserting allegations substantially similar to those asserted in the federal class action as well as breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 28, 2006, the Court heard oral arguments on motions to dismiss brought by all defendants. On April 27, 2006, the Court dismissed both complaints.
     In the class action, the Court found that plaintiffs failed to plead adequately that that many of the statements made by defendants were false, failed to plead adequately that any of the statements were made intentionally or recklessly (made with scienter), and also ruled that plaintiffs failed to plead adequately that plaintiffs’ alleged losses were caused by some of defendants’ actions. The Court gave the class action plaintiffs 120 days to file an amended complaint.
     In a separate opinion, the Court dismissed without prejudice the derivative litigation, finding that plaintiffs had failed to make a demand on our Board of Directors before filing the case and failed to plead adequately why making a demand would have been futile. The Court also dismissed with prejudice claims of breach of fiduciary duty and unjust enrichment based on alleged insider trading and dismissed certain claims without prejudice on the additional grounds that the plaintiffs did not allege fraud and misrepresentation with the required specificity and failed to plead recoverable damages.
     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we also reported on a consolidated derivative action filed in the Superior Court of the State of Washington for King County against members of our Board of Directors and certain current and former officers and former directors. There were no material developments in this action in the first quarter of 2006. On April 5, 2006, we and the individual defendants moved to dismiss and/or stay the state court derivative action, which motions are pending before the Court. On April 26, 2006, the Court stayed all discovery in this action pending the Court’s ruling on the pending motions.
Item 1A. Risk Factors
     We set forth a detailed list of the risk factors we face with respect to our business and operations and to our Notes and our common stock under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In the past we have followed the practice of updating our risk factors in full, including re-ordering the risk factors and making such deletions and additions as we believed appropriate, in each of our Quarterly Reports on Form 10-Q. We have set forth below the risk factors in full which we have updated and/or reordered, and have set forth the captions of those risk factors set forth in detail in the 2005 Form 10-K which are unchanged; please refer to our 2005 Form 10-K for a full discussion of the risks covered by such captioned risk factors.
Risk Factors Pertaining to Our Business and Operations
     Our operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to the factors listed below, which make planning revenue and earnings for any specific period very difficult. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.2 million, much of which came from the reversal of a valuation allowance against deferred tax assets). For 2004 we had a net loss of $207.4 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets), for 2005 we had a net loss of $64.3 million, and for the first quarter of 2006 we had a net loss of $5.3 million.
     Whether we will achieve anticipated revenue and net income on a quarterly and annual basis in 2006 and subsequent years depends on a number of factors, including:
•	successfully selling the Cray XT3, Cray X1E and Cray XD1 systems, including upgrades and successor systems, new products, and the timing and funding of government purchases, especially in the United States;
•	the level of product margin contribution in any given period;
•	maintaining our other product development projects on schedule and within budgetary limitations;
•	the level of revenue recognized in any given period, particularly for the high average sales prices and limited number of sales of our larger systems in any quarter, including the shipment of products to Europe in compliance with new environmental regulations and the timing of product acceptances by customers and contractual provisions affecting revenue recognition;
•	revenue delays or losses due to customers postponing purchases to await future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;
•	our expense levels, including research and development net of government funding, which may be affected by the timing of such funding;
•	the terms and conditions of sale or lease for our products;
•	whether we conclude that all or some part of our recorded goodwill has been impaired, which may be due to changes in our business plans and strategy and/or a decrease in our fair value (i.e., the market value of our outstanding shares of common stock); and
•	the impact of expensing our share-based compensation under FAS 123R.
     The timing of orders and shipments and quarterly and annual results also could be affected by additional events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;
•	timing and level of government funding for products and research and development contracts;
•	changes in levels of customer capital spending;

•  the introduction or announcement of competitive products;
•  the receipt and timing of necessary export licenses; and
•  currency fluctuations, international conflicts or economic crises.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We currently anticipate that our quarterly results in 2006 will vary significantly, with a major portion of our revenue to be recognized in the second half of the year and 60% of our product revenue to be recognized in the fourth quarter of 2006. Delays in product development, receipt of orders or product acceptances could have a substantial adverse effect on our 2006 results.
     Failure to sell Cray XT3 and upgrade systems in planned quantities and margins would adversely affect 2006 revenue and earnings. We expect that a majority of our product revenue in 2006 will come from a limited number of sales of the Cray XT3 system and an upgraded system to governmental purchasers in the United States and overseas. We have not yet signed contracts for a majority of these system sales, and if we fail to receive such contracts, our 2006 performance would be adversely affected. Shipments of Cray XT3 systems to Europe after July 1, 2006, will be delayed until we comply with new European environmental regulations. We do not expect to complete development of the upgrade system until the fourth quarter of 2006, and thus completion of delivery, installation and customer acceptance in the fourth quarter is at significant risk. The availability of an upgrade system may also adversely affect sales of Cray XT3 systems in 2006 as some customers have indicated they will wait until 2007 to receive the upgrade system. We also face significant margin pressure for our Cray XT3 system and other commodity processor-based products from competitors.
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
     To improve our financial performance, we need to receive higher margin orders, particularly for the Cray XT3 and its upgrade system; deliver shipments of new products on time, particularly Cray XT3 systems and other products to Europe in compliance with new European environmental regulations and the upgrade to the Cray XT3 system in the fourth quarter of 2006; limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin; and complete the Red Storm project without additional losses.
     Our inability to overcome the technical challenges of completing the development of our supercomputer systems would adversely affect our revenue and earnings in 2006 and beyond.
     If we lose government support for development of our supercomputer systems, our research and development expenses and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our vector and multithreaded products, which significantly reduces our reported level of net research and development expenses. To date, our 2006 development contracts for our BlackWidow and Eldorado projects are not funded fully for the year or have not yet been completed. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay in completing the currently planned contracts for these projects or a delay or decrease in other governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.
     Phase 3 of the DARPA HPCS Program will affect our operations. Our proposal for phase 3 of the DARPA HPCS program was submitted in early May 2006 and awards for phase 3 are to be announced in July 2006. In addition to ourselves, we expect that IBM and Sun Microsystems, the other participants in phase 2, will submit proposals. Phase 3 awards are for the delivery of prototype systems by late 2010 and are expected to be in the range of $200 million to $250 million payable over about five years, with awardees to contribute a significant portion of the cost. We anticipate that there will be one or two awardees. Our 2006 plan is based on a successful phase 3 proposal. Winning a phase 3 award likely will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the early years of the program. If we do not receive a phase 3 award, we would look for alternative funding for all or some portion of our proposal, which may not be available. We would need to revise our long-term development plans and possibly redeploy and/or reduce our engineering staff. We also may experience decreased confidence in us and our long-term viability from our customers, particularly U.S. governmental agencies. If we do not receive a phase 3 award, our expenses in 2006 likely will increase and our longer-term revenue and earnings probably could be adversely affected.
     New European environmental rules may adversely affect our operations. In 2006 members of the European Union (EU) and certain other European countries will implement the Restrictions on Hazardous Substances (RoHS) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a U.S. company shipping products to the EU or such other European countries that do not comply with RoHS could have its products detained and could be subject to penalties. We have decided not to ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, due to these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. Nevertheless, we will incur delays in shipping these products, particularly the Cray XT3 systems, from and after July 1, 2006. We will have to redesign and re-qualify certain components in order to meet RoHS requirements, may face increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures if a regulatory authority determines that one of our products is not RoHS compliant.
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
     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies, and certain memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key software capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers. For example:
•	if a supplier did not provide components that met our specifications in sufficient quantities, then production and sale of our systems would be delayed;

•	if a reduction or an interruption of supply of our components occurred, either because of a significant problem with a supplier not providing parts on time or providing parts that later prove to be defective or a single-source supplier deciding to no longer provide those components to us, it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to so redesign such components; see also “We face last-time buy decisions affecting all of our products, which may adversely affect our earnings and prospects,” below;

•	if we were unable to locate a supplier for a key component, we would be unable to complete and deliver our products;

•	one or more suppliers could make strategic changes in their product offerings, which might delay, suspend manufacture or increase the cost of our components or systems; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.
     Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies in order to meet acceptance criteria. From time to time in 2004 and 2005 we incurred delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected 2004 and 2005 revenue and margins, and may continue to so. We have also received parts that later proved defective, particularly for the Cray XD1 and Cray XT3 systems, which adversely affects our product and service margins and customer confidence.
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
     We face increased liquidity risk if we do not receive cash flow from operating activities as planned. During 2005, we incurred a net loss of $64.3 million and used $36.7 million of cash in operating activities. Although we generated cash from operations in the second half of 2005 of approximately $40.5 million and approximately $23.9 million in the first quarter of 2006, we used significant working capital in the first half of 2005 to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products and we expect to use cash in our operations for the remainder of 2006. Our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate for at least the next 12 months, although we may face short-term dislocations between receipts and expenditures. Our plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Should acceptances and payments be delayed significantly, we could face a significant liquidity challenge which may require us to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments and/or seek additional financing. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would be able to obtain additional funding through a financing in the event our financial resources became insufficient. Financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to the Notes and our common stock.
     We face last-time buy decisions affecting all of our products, which may adversely affect our revenue and earnings. We have placed a last-time buy order for parts used to manufacture our Cray X1/XIE products; we expect to no longer produce the Cray XD1 after 2006, and must plan our inventory purchases accordingly, and we face a last-time buy deadline for a key component for our Cray XT3 and successor systems and our Eldorado project in 2007. Such last-time buy orders and inventory purchases must be placed before we know all possible sales prospects. In determining last-time buy orders and inventory purchases, we may either estimate low, in which case we limit the number of possible sales of products and reduce potential revenue, or we may estimate too high, and incur inventory obsolescence write-downs. Either way, our earnings would be adversely affected.
     To be successful we need to establish the value of our high-bandwidth sustained performance systems, increase differentiation of our massively parallel commodity processor-products and reduce doubts about our long-term viability. We are a comparatively small company dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors with very high speed interconnect and communications capabilities throughout the entire computing system. We achieve performance differentiation from our competitors through our custom processors in our vector-based and multithreading products, although the markets for those products may be limited in size. We need to establish greater performance differentiation from our competitors in our Cray XT3 and successor massively parallel products in order to command higher margins. The market for such products is much larger but currently replete with low-bandwidth systems and off-the-shelf commodity-based cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Many customers are able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements. In addition, even when we have the best technical solution, our financial losses in 2004, 2005 and for the first quarter of 2006 may raise questions with our customers and potential customers about our long-term viability. Our long-term success may be adversely affected if we are not successful in establishing the value of our balanced high-bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
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
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $78 million, respectively, of our product revenue was derived from such sales. In 2005, approximately $84 million of our product revenue was derived from U.S. government sales, and in the first quarter of 2006, approximately $29 million of our product revenue was derived from U.S. government sales. Our 2006 plan is based on significant sales to U.S. government agencies, particularly of Cray XT3 and successor systems, contracts for which have not all been obtained. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations, domestic crisis, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and earnings would be reduced, which could lead to reduced profitability or losses.

     If we are unable to compete successfully in the high performance computer market, our revenue will decline.
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan.
     Federal class action and derivative lawsuits were recently dismissed subject to filing amended complaints, a state court derivative action continues and additional lawsuits may be filed. We and certain of our former and current officers and directors were named as defendants in a consolidated class action lawsuit pending in federal district court for the Western District of Washington alleging certain violations of the federal securities laws. A consolidated derivative action purporting to be brought on our behalf against certain of our former and current officers and directors was pending in the same federal district court. On April 27, 2006, the federal district court dismissed both actions, principally without prejudice, and granted the plaintiffs leave to amend the consolidated class action within 120 days. A similar consolidated derivative action is pending in a state court in King County, Washington. These cases are still in their early stages. See “Item 3. Legal Proceedings” above for a description of this litigation. If an amended complaint were filed, an adverse result in the federal securities cases could have a material negative financial impact on us. Additional lawsuits may be filed against us. Regardless of the outcome, it is likely that such actions would cause a diversion of our management’s time, resources and attention, and the expense of defending the litigation could be costly.
     The adoption of FAS 123R will lower our earnings and may adversely affect the market price of our common stock. We have used share-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We previously granted stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our share-based compensation programs and their structure in light of the imposition of FAS 123R which became effective for us on January 1, 2006. In previous years, as we have reported in the notes to our financial statements, our stock option program, as currently structured, would add approximately $7 million to $26 million of additional non-cash expense annually and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method. We recorded approximately $0.5 million as non-cash compensation expense in the first quarter of 2006 for stock options and unvested stock grants. In the first half of 2005, we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $1.47 or higher, resulting in the complete vesting of almost all of our then outstanding options, and we granted new stock options that vested on or before December 31, 2005, in order in part to minimize this expense, at least in the short-term. We recently have granted some stock options to certain new employees with four-year vesting periods and have issued restricted stock grants to certain employees and officers, which will be recorded as an expense over the requisite service period. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the notes, which may adversely affect the market price of our common stock.
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
     While we determined that we have adequate internal control over financial reporting as of December 31, 2005, as of the end of each subsequent fiscal year we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     We may infringe or be subject to claims that we infringe the intellectual property rights of others.

     We may not be able to protect our proprietary information and rights adequately.
Risk Factors Pertaining to our Notes and Our Common Stock
     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of March 31, 2006, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of March 31, 2006, we had approximately $20.3 million available for potential borrowing under this credit facility. The senior secured credit facility constitutes senior indebtedness with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. The level of our indebtedness could, among other things:
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
     In addition, the Notes are structurally subordinated to all indebtedness and other liabilities of our current and future subsidiaries. Note holders do not have any claim as a creditor against our subsidiaries, and indebtedness and other liabilities, including trade payables, of our subsidiaries effectively are senior to Note holders’ claims against our subsidiaries. The indenture for the Notes does not limit the ability of our subsidiaries to incur indebtedness or other liabilities. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to our direct creditors. As of March 31, 2006, our subsidiaries had indebtedness and other outstanding liabilities of approximately $6.9 million.

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
     Our stock price is volatile.
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2006, we had outstanding:
•  91,667,542 shares of common stock;

•  warrants to purchase 5,634,049 shares of common stock;
•  stock options to purchase an aggregate of 15,113,285 shares of common stock, of which 14,988,934 options were then exercisable; and
•  Notes convertible into a maximum of 22,792,016 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including approximately 2,000,000 shares held by executive officers and key managers that may be forfeited and are restricted against transfer until June 30, 2007. Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at March 31, 2006 consisted of warrants to purchase 294,641 shares of common stock, with exercise prices ranging from $4.50 to $6.00 per share, expiring between May 21, 2006, and September 3, 2006, warrants to purchase 200,000 shares of common stock, with an exercise price of $1.65 per share, expiring on May 30, 2009, and warrants to purchase 5,139,408 shares of common stock, with an exercise price of $2.53 per share, expiring on June 21, 2009. We have authorized 5,000,000 shares of undesignated preferred stock, although no shares are currently outstanding. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs.
     Provisions of our Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult.
     We do not anticipate declaring any cash dividends on our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the acquisition of OctigaBay Systems Corporation on April 1, 2004, we reserved 4,840,421 shares of our Common Stock for issuance upon exchange of exchangeable securities issued to certain OctigaBay shareholders by our Nova Scotia subsidiary. In the quarter ended March 31, 2006, we issued an aggregate of 78,840 shares of our common stock upon exchange of the exchangeable shares. Following these issuances, we have no more exchangeable shares outstanding.
     The issuances of the shares described above were exempt from the registration provisions of the Securities Act of 1933 under Sections 4(2) and 4(6) and the rules and regulations thereunder and Regulation S under the Securities Act because of the nature of the investors and the manner in which the offering was conducted.
Item 6. Exhibits
3.2	Amended and Restated Bylaws of Cray Inc., as amended through February 15, 2006 (1)

10.1	Amendment Number Two to Senior Secured Credit Agreement, dated as of March 14, 2006, between Wells Fargo Foothill, Inc., Cray Inc. and Cray Federal Inc. (2)

10.2	Summary sheet setting forth amended compensation arrangements for non-employee Directors (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission February 21, 2006

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission March 17, 2006
Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

May 8, 2006	/s/ PETER J. UNGARO

Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY

Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI

Kenneth D. Roselli
Chief Accounting Officer