Form 10-Q
period 2006-06-30
CRAY INC
filed 2006-08-09
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of August 3, 2006, 23,124,122 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC.

     Except as otherwise specifically noted, all numbers of shares of Cray Inc. common stock, per share calculations and trading prices and similar information involving Cray Inc. common stock in this Quarterly Report on Form 10-Q reflect a one-for-four reverse stock split of Cray common stock that became effective on June 8, 2006. See Note 1, “Reverse Stock Split” of the Notes to Condensed Consolidated Financial Statements for more information.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,026	$43,372
Accounts receivable, net	55,064	42,234
Inventory	67,712	78,643
Prepaid expenses and other current assets	2,909	3,853

Total current assets	171,711	168,102

Property and equipment, net	31,292	26,347
Service inventory, net	3,285	3,220
Goodwill	56,839	58,818
Deferred tax asset	575	602
Intangible assets, net	1,113	1,203
Other non-current assets	8,190	7,448

TOTAL ASSETS	$273,005	$265,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,911	$22,652
Accrued payroll and related expenses	12,145	13,820
Other accrued liabilities	10,702	7,560
Deferred revenue	81,749	76,846

Total current liabilities	119,507	120,878

Long-term deferred revenue	5,234	4,361
Other non-current liabilities	2,317	2,309
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,058	207,548

Commitments and Contingencies (Note 14)

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 22,743,377 and 23,041,752 shares, respectively	422,691	423,019
Exchangeable shares, no par value — Unlimited shares authorized; 19,710 and no shares outstanding, respectively	576	—
Deferred compensation	(2,811)	—
Accumulated other comprehensive income	6,258	8,418
Accumulated deficit	(360,767)	(373,245)

TOTAL SHAREHOLDERS’ EQUITY	65,947	58,192

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,005	$265,740

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenue:
Product	$40,201	$24,647	$66,511	$58,916
Service	13,218	13,866	24,542	28,112

Total revenue	53,419	38,513	91,053	87,028

Operating expenses:
Cost of product revenue	41,210	18,099	67,562	44,776
Cost of service revenue	7,531	7,901	15,106	15,594
Research and development, net	13,427	6,371	26,459	13,586
Sales and marketing	7,574	5,682	14,173	10,667
General and administrative	4,607	4,600	8,874	10,194
Restructuring and severance	1,947	549	1,732	1,287

Total operating expenses	76,296	43,202	133,906	96,104

Loss from operations	(22,877)	(4,689)	(42,853)	(9,076)

Other income (expense), net	153	(1,831)	(349)	(1,872)
Interest expense, net	(767)	(441)	(1,204)	(1,049)

Loss before income taxes	(23,491)	(6,961)	(44,406)	(11,997)
Provision for income taxes	305	212	425	481

Net loss	$(23,796)	$(7,173)	$(44,831)	$(12,478)

Basic and diluted net loss per share	$(1.08)	$(0.32)	$(2.03)	$(0.56)

Basic and diluted weighted average shares outstanding	22,098	22,451	22,063	22,395

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2005	2006
Operating activities:
Net loss	$(44,831)	$(12,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,903	8,751
Share-based compensation cost	2,993	999
Inventory write-down	3,935	383
Amortization of issuance costs, convertible notes payable and line of credit	337	676
Deferred income taxes	(102)	(27)

Changes in operating assets and liabilities:
Accounts receivable	(15,061)	12,836
Inventory	(46,621)	(13,589)
Prepaid expenses and other current assets	(2,315)	(944)
Other non-current assets	(1,153)	(173)
Service inventory	140	22
Accounts payable	12,265	7,745
Accrued payroll and related expenses and other accrued liabilities	4,039	(634)
Other non-current liabilities	1,888	(8)
Deferred revenue	(617)	(5,773)

Net cash used in operating activities	(75,200)	(2,214)

Investing activities:
Sales/maturities of short-term investments	44,414	—
Purchases of short-term investments	(10,161)	—
Proceeds from sale of investment	—	239
Decrease in restricted cash	11,437	—
Purchases of property and equipment	(3,359)	(1,475)

Net cash provided by (used in) investing activities	42,331	(1,236)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	791	288
Proceeds from exercise of options	138	880
Line of credit issuance costs	(755)	(375)
Principal payments on capital leases	(269)	(59)

Net cash provided by (used in) financing activities	(95)	734

Effect of foreign exchange rate changes on cash and cash equivalents	(240)	62

Net decrease in cash and cash equivalents	(33,204)	(2,654)

Cash and cash equivalents
Beginning of period	41,732	46,026

End of period	$8,528	$43,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,300	$1,880
Non-cash investing and financing activities:
Issuance of warrants in connection with financing arrangement	$219	$—
Inventory transfers to fixed assets and service inventory	$7,572	$2,275
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
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of not recognizing product revenue for larger systems until customer acceptance and other contractual provisions have been fulfilled, and the timing of payments for product sales, maintenance services, government research and development funding, and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers. Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government accounted for approximately $20.4 million and $58.5 million, respectively, of total revenue for the three and six month periods ended June 30, 2006.
     During the three and six months ended June 30, 2006, the Company incurred a net loss of $7.2 million and $12.5 million, respectively, and used $2.2 million of cash over the six month period in operating activities. The Company had $47.2 million of working capital as of June 30, 2006. Management’s plans project that the Company’s current cash resources, including its credit facility, and cash expected to be generated from operating activities, should be adequate to fund the Company’s operations for at least the next twelve months. These plans assume new customer orders and acceptances leading to collections from several large potential customers, as well as cash receipts on new bookings. Delays in new product development and/or in product acceptances and payments could result in a significant liquidity challenge, which would require it to pursue additional initiatives to further reduce costs, including reductions in inventory purchases and commitments and headcount-related expenses and/or seek additional financing. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, or obtain additional funding in the event that its financial resources become insufficient.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Reclassifications
     Certain prior-period amounts have been reclassified to conform with the current-period presentation. There has been no impact on previously reported net loss or shareholders’ equity.
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
Reverse Stock Split
     On June 6, 2006, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 and also approved a one-for-four reverse stock split of the Company’s authorized and outstanding common stock. These concurrent approvals resulted in 75,000,000 of authorized shares of the Company’s common stock with a par value of $0.01 per share. The reverse stock split was effective with respect to shareholders of record at the opening of trading on June 8, 2006, and the Company’s common stock began trading as adjusted for the reverse stock split on that same day. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares outstanding were reduced from approximately 92 million shares to approximately 23 million shares. The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the accompanying unaudited condensed consolidated financial statements and footnotes.
Note 2 — Summary of New Accounting Policies
Foreign Currency Derivatives
     From time to time, the Company may utilize derivative financial instruments, namely forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, and when the hedged transaction is recorded, the amount is reclassified into results of operations in the same period. Any ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies.
Note 3 — Recent Accounting Developments
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation will be effective for the fiscal year beginning January 1, 2007. The Company has not yet determined the impact of the adoption of this interpretation on its results of operations and financial condition.
Note 4 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested stock grants outstanding during each respective period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested stock grants and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes.
     For the three and six months ended June 30, 2006 and 2005, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2006, potential gross common shares of 11.3 million were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2005, potential gross common shares of 9.8 million were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net loss	$(23,796)	$(7,173)	$(44,831)	$(12,478)
Unrealized gain on available-for-sale investments	87	—	24	—
Foreign currency translation adjustment	(449)	2,088	(1,481)	2,160

Comprehensive loss	$(24,158)	$(5,085)	$(46,288)	$(10,318)

Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
Trade accounts receivable	$14,547	$13,600
Unbilled receivables	12,340	8,589
Government funding pass-through	8,476	8,195
Advance billings	19,894	11,985

	55,257	42,369
Allowance for doubtful accounts	(193)	(135)

Accounts receivable, net	$55,064	$42,234

     As of June 30, 2006, and December 31, 2005, accounts receivable included $7.4 million and $8.8 million, respectively, due from Sandia National Laboratories on the Red Storm project. Of this amount, $6.8 million and $8.3 million, respectively, were unbilled, based upon a milestone billing arrangement with this customer. As of June 30, 2006, net accounts receivable contained a balance of $13.1 million owed by a another customer.
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
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
Components and subassemblies	$10,706	$19,936
Work in process	8,314	4,692
Finished goods	48,692	54,015

Total	$67,712	$78,643

     At both June 30, 2006, and December 31, 2005, all finished goods inventory was located at customer sites pending acceptance. The Company recognized revenue from the sale of refurbished inventory recorded at a zero cost basis of $240,000 for both the three and six months ended June 30, 2006, and 2.0 million for both the three and six months ended June 30, 2005, respectively.
     During the three and six months ended June 30, 2006, the Company wrote off $266,000 and $383,000 of inventory, respectively, primarily related to obsolete inventory for the Cray XT3 product line, as well as scrap, excess and obsolete writedowns on inventory for the Cray XD1 product line, which the Company is phasing out. During the three and six months ended June 30, 2005, the Company wrote off $2.3 million and $3.9 million of inventory, respectively, primarily related to excess parts on the Cray X1/X1E product line as a result of over commitments for purchase volumes for memory chips on that product line, as well as an obsolete power supply issue on the Cray XD1 product line.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
Deferred product revenue	$58,593	$56,605
Deferred service revenue	28,390	24,602

Total deferred revenue	86,983	81,207
Less long-term deferred revenue	(5,234)	(4,361)

Deferred revenue in current liabilities	$81,749	$76,846

     As of June 30, 2006, and December 31, 2005, total deferred revenue included $43.5 million of deferred revenue from a single customer. At June 30, 2006, total deferred revenue also included $16.9 million of deferred revenue from another customer.
Note 9 — Restructuring and Severance Charges
     During the three and six months ended June 30, 2006, the Company recognized restructuring and severance charges of $549,000 and $1.3 million, respectively, most of which was continuing severance expenses resulting from the Company’s December 2005 restructuring activity in Canada. During the three and six months ended June 30, 2005, the Company recognized restructuring and severance charges of $1.9 million and $1.7 million, respectively, substantially all of which represented severance expenses for terminated employees.
     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. At June 30, 2006, $181,000 of the restructuring and severance liability was classified in “Other non-current liabilities” on the accompanying Condensed Consolidated Balance Sheets. The liability activity related to restructuring for the six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Six Months Ended
	June 30,
	2005	2006
Balance, January 1	$4,690	$3,582
Payments	(3,058)	(2,152)
Adjustments to previously accrued amounts	(236)	104
Current period charges	1,968	1,183
Foreign currency translation adjustment	(211)	78

Total liability balance, June 30	3,153	2,795
Less long-term restructuring and severance liability	—	(181)

Current restructuring and severance liability	$3,153	$2,614

Note 10 — Share-Based Compensation
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
     Prior to the Company’s adoption of FAS 123R, several modifications were made to stock options. In March and May of 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the current market price on the date of the acceleration. These options were accelerated principally because the Company believed that such options were not achieving their original objective of employee retention because they had exercise prices substantially in excess of the current market value of its stock. Secondarily, the options were accelerated to avoid recording future compensation expense with respect to such options in 2006 and thereafter under the required fair value method of FAS No. 123R. Options to purchase 1.2 million shares of the Company’s common stock were subject to the acceleration, and the weighted average exercise price of the options subject to the acceleration was $21.32. Due to this acceleration, an additional $14.9 million was included in the Company’s pro forma stock-based compensation expense for the year ended December 31, 2005. In connection with a restructuring plan announced in June 2005, the Company amended the stock option grants for certain terminated employees to enhance their termination packages by extending the exercise period of vested stock options, which is normally three months from the date of termination. No compensation expense was recorded as the fair market value of the Company’s stock (the closing market price of its common stock on the date of the change) was less than the respective stock option exercise prices. In December 2005, the Company repriced 318,565 existing stock options to $5.96 per share and also issued 309,265 additional stock options at $5.96 per share (fair market price of the Company’s common stock on the date of issuance) that had immediate vesting, in order to enhance short-term retention and also to avoid future option expense charges.
     The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period), and no performance or service conditions, other than continued employment. The Company amortizes stock compensation cost ratably over the requisite service period.
     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. However, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Risk-free interest rate	3.9%	4.8%	3.9%	4.6%
Expected dividend yield	0%	0%	0%	0%
Volatility	88%	76%	89%	64%
Expected life	5.8 years	4.0 years	5.9 years	4.3 years
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. For the three and six months ended June 30, 2006, the expected term of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs, which approximates historical exercise practices. For the three and six months ended June 30, 2005, the expected term of the option was based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option (all of the options granted in the period had a four-year requisite service period for full vesting) and a contractual life of ten years. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the three and six months ended June 30, 2006 is 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
     At the annual meeting of shareholders on June 6, 2006, the Company’s 2006 Long-Term Equity Compensation Plan (“2006 Option Plan”) was approved by shareholders. The 2006 Option Plan authorizes the issuance of up to 2,500,000 shares and allows the issuance of stock options as well as stock grants.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005. The 2005 expense represents acquisition-related stock-based compensation expense arising from the acquisition of OctigaBay Systems Corporation in April 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Cost of product revenue	$—	$14	$—	$29
Research and development, net	1,541	93	2,569	186
Sales and marketing	242	106	411	211
General and administrative	11	305	13	573

Total	$1,794	$518	$2,993	$999

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	4,500,145	$16.56
Grants	35,530	8.18
Exercises	(143,909)	6.11
Cancellations	(775,040)	23.87

Outstanding at June 30, 2006	3,616,726	$15.32	6.1 years	$4,308,376

Exercisable at June 30, 2006	3,582,979	$15.37	6.1 years	$4,253,992

Available for grant at June 30, 2006	3,254,443

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its fiscal quarter of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $92,000 and $373,000, respectively, for the three and six months ended June 30, 2006. Weighted average fair value of options granted during the three and six months ended June 30, 2006 was $4.39 and $4.43 per share, respectively.
     At June 30, 2006, the Company had 537,445 unvested stock grants outstanding with a weighted-average grant-date fair value of $5.99 per share. Of the total number of unvested stock grants, 46,195 were granted during the three month period ended June 30, 2006, with a weighted-average grant-date fair value of $7.36 per share.
     As of June 30, 2006, the Company had $2.4 million of total unrecognized compensation cost related to nonvested stock options and unvested stock grants, which is expected to be recognized over a weighted average period of 1.2 years.
     The following table shows the pro forma effect on the Company’s net loss and net loss per share for the three and six month periods ended June 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed by FAS 123 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(23,796)	$(44,831)
Add:
Stock-based compensation included in reported net loss	1,794	2,993
Total stock-based compensation expense determined under fair value-based method for all awards	(1,806)	(20,889)

Pro forma net loss	$(23,808)	$(62,727)

Basic and diluted net loss per share:
As reported	$(1.08)	$(2.03)
Pro forma	$(1.08)	$(2.84)
Note 11 — Taxes
     The Company recorded a tax provision of $212,000 and $481,000 for the three and six month periods ended June 30, 2006, respectively, and $305,000 and $425,000 for the three and six month periods ended June 30, 2005, respectively. The expense recorded for both three and six month periods was related to foreign and certain state income taxes payable.
Note 12 — Geographic Segment Information
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2005	2006	2005	2006	2005	2006
Three months ended June 30,
Product revenue	$18,342	$13,845	$21,859	$10,802	$40,201	$24,647
Service revenue	8,463	9,971	4,755	3,895	13,218	13,866

Total revenue	$26,805	$23,816	$26,614	$14,697	$53,419	$38,513

	2005	2006	2005	2006	2005	2006
Six months ended June 30,
Product revenue	$33,903	$45,273	$32,608	$13,643	$66,511	$58,916
Service revenue	16,287	20,435	8,255	7,677	24,542	28,112

Total revenue	$50,190	$65,708	$40,863	$21,320	$91,053	$87,028

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $20.4 million and $58.5 million, respectively, for the three and six months ended June 30, 2006, compared to $17.6 million and $38.3 million, respectively, for the three and six months ended June 30, 2005. No single customer accounted for more than 10% of the Company’s revenue in any of the periods presented.
     There has been no material change in the balances of long-lived assets.
Note 13 — Foreign Currency Derivative
     In order to reduce the impact of foreign currency exchange rate risk related to a sales contract denominated in British pound sterling, the Company entered into a forward contract on February 6, 2006 to sell £15 million to hedge anticipated cash receipts on the specific sales contract. During the second quarter of 2006, the Company received cash receipts from the customer and reduced the notional amount of the forward contract to £13.5 million. Additionally, during the second quarter of 2006, the forward contract matured twice and the Company renewed this contract at the then-current forward exchange rates. At these maturities, the Company was required to pay to the bank approximately $1.3 million, which was recorded in “Other expense” on the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2006, the fair value of the forward contract was a loss of approximately $300,000; this loss was also recorded in “Other expense” on the accompanying Condensed Consolidated Statements of Operations. At June 30, 2006, the forward contract was designated as a cash flow hedge. Accordingly, any further interim changes in fair value will be recorded in “Accumulated other comprehensive income,” a component of shareholders’ equity, rather than directly to the Statements of Operations. The final cash receipts, which the Company is hedging, are expected to be received near the end of 2006.
Note 14 — Litigation
     In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, it reported on a consolidated class action filed in the U.S. District Court for the Western District of Washington alleging certain federal securities laws violations in connection with the issuance of various reports, press releases and statements in investor telephone conference calls. It also reported on a consolidated derivative action in the same Court asserting allegations substantially similar to those asserted in the federal class action as well as breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On April 27, 2006, the Court dismissed both complaints. The Court gave the class action plaintiffs 120 days to amend their claims.
     In the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, it also reported on a consolidated derivative action filed in the Superior Court of the State of Washington for King County against members of our Board of Directors and certain current and former officers and former directors. On April 5, 2006, the Company and the individual defendants moved to dismiss and/or stay the state court derivative action. On April 26, 2006, the Court stayed all discovery in this action pending the Court’s ruling on those motions. On May 23, 2006, the plaintiffs filed an amended consolidated complaint containing substantially the same allegations as the first consolidated complaint and adding the Company’s former auditors as a defendant. On July 28, 2006, the Company and all defendants filed motions to dismiss the amended consolidated complaint. A hearing on these motions is scheduled to be held on November 3, 2006.

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
Overview and Executive Summary
     We design, develop, manufacture, market and service high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems for government, industry and academia. During the six-month period ended June 30, 2006, our revenue came primarily from sales of our Cray XT3, Cray XD1 and Cray X1E systems, from government funding for our Cascade and Red Storm development projects and from providing maintenance and other services to our customers.
     We are dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors (whether developed by ourselves or by others) along with highly scalable software with very high speed interconnect and communications capabilities throughout the entire computing system, not solely from processor-to-processor. We believe we are very well positioned to meet the high performance computing market’s demanding needs by providing superior supercomputer systems with performance and cost advantages over low-bandwidth and commodity cluster systems when sustained performance on challenging applications and workloads and total cost of ownership are taken into account.
     Strategic Focus
     We are focused on strategies that we believe will improve our financial results and increase returns for our shareholders. Our financial goals include sustained annual revenue growth, annual operating income improvement and increased operating cash flows.
     To achieve these goals, we are focused on recapturing the leadership position in the capability-class supercomputing market (which represents the largest and most complex systems in the world), estimated by International Data Corporation to be an $800 million to $1.2 billion market in recent years. Our total addressable market, which we view as the capability market and those parts of the enterprise market where we have competitive advantages, is approximately $1.5 billion. To further this goal, we have aligned our research and development and sales and marketing efforts to achieve our Adaptive Supercomputing vision, which is intended to integrate multiple processing technologies into a single, highly scalable system to provide high performance and enhanced user productivity. Our Adaptive Supercomputing vision, which we will roll out over time starting in 2007, incorporates many of our technical strengths – massively parallel, vector, multithreading and other hardware co-processing technologies and high-bandwidth networks – into a single scalable system which we believe will expand our current addressable market.

     Market Overview, Trends and Challenges
     The most significant trend in the high performance computing market is the continuing expansion and acceptance throughout the high performance computing market of low-bandwidth and commodity cluster systems using microprocessors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components, especially in capacity computing environments. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.
     To compete against these systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based supercomputer being developed in our BlackWidow project and our new multithreaded supercomputer being developed in our Eldorado project. These systems, which focus initially on a narrower market than our commodity processor products, are expected to be available in 2007. One of our challenges is to broaden the markets for these products. We must add greater performance differentiation to our high-bandwidth massively parallel commodity processor-based products, such as the Cray XT3 and successor systems, while balancing the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop. We intend to grow our share of the capability market and concentrate on those parts of the enterprise market where we have competitive advantages.
     Our success depends on several other factors, including in particular timely and efficient execution of our research and development plans which should provide us with leading-edge technologies. We must effectively market and sell products that utilize these technologies as differentiated products and continue to broaden our geographic markets in Europe and Asia. We need to continue to successfully obtain co-development funding for certain of our research and development efforts. Longer term, our Adaptive Supercomputing vision incorporates our broad technical strengths into a single system, reducing our expected development costs and risks. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing revenue profitably despite the high level of competitive activity.
     Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
          Revenue. Product revenue constitutes the major portion of our revenue in any reporting period, and for the reasons discussed elsewhere in this report is subject to great variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of product sales opportunities and pipeline and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and our longer-term Adaptive Supercomputing vision are efforts to increase product revenue. As stated below, we expect product revenue to increase in the second half of 2006, although weighted significantly in the fourth quarter. Service revenue partially offsets the effect of the variability in product revenue.
          Gross margins. Our overall product margins in 2004 and 2005 were not satisfactory, even adjusting for the effect of our low-margin Red Storm and Cascade development projects, which were included as product revenue. To be successful, we need to increase product gross margins, which we believe is best achieved through increased product differentiation. We also monitor service margins, and have been proactive in both increasing service rates and reducing service costs, where possible. Our medium-term objective is to achieve overall margins in the mid-30’s or better. Recent increases in gross margins have led to improved operational results.
          Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of co-funded research and development. We had two major headcount reductions in 2005, including phasing out our Vancouver B.C. office. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. We recently have been successful in receiving increased levels of co-funding for our research and development projects. Our DARPA

Phase III proposal is in line with our long-term development path, although for the first years of the program, an award would result in increased research and development expenditures. Our overall operating expenses have significantly decreased in 2006 compared to 2005, especially in research and development. Our goal is for our operating expenses, excluding share-based compensation, to be less than 30% of revenue.
          Liquidity and cash flows. Given the variability in product revenue, our cash position also varies from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer term, in product development. While we increased our cash levels in late 2005 and the first quarter of 2006, we will likely use cash during the remainder of 2006, and we did so in the second quarter of 2006. Our goal over time is to build our cash position to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over the long term (not measured on a quarter-to-quarter basis) is our primary objective, which should improve our cash position and shareholder value.
     The major uncertainties that should be considered in evaluating our business, operations and prospects and that could affect our future results and financial condition are set forth below in Part II under “Item 1A. Risk Factors.”
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, the accounting for loss contracts and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the Consolidated Financial Statements of our 2005 Form 10-K and should be reviewed in conjunction with the attached financial statements and notes as of June 30, 2006, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those related to valuation estimates of deferred tax assets, valuation of inventory at the lower of cost or market, estimates to complete for percentage of completion accounting on the Red Storm contract, estimates of proportional performance on engineering service contracts, assumptions used to determine fair value of stock options, and impairment of goodwill and other intangible assets. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
     Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.
     Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

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
     Services: Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. High performance computing service revenue is recognized as the services are rendered.
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
     Because the products we sell have high average sales prices and competitive product lives of generally one to two years, and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.
     Goodwill
     Approximately 22% of our total assets as of June 30, 2006 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. (“SGI”) in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2006, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of June 30, 2006, we had approximately $139.3 million of deferred tax assets, of which $138.7 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations. For the three and six month periods ended June 30, 2006 we recognized income tax expense of $212,000 and $481,000, respectively, and for the three and six month periods ended June 30, 2005, we recognized income tax expense of $305,000 and $425,000, respectively. Income tax expense in all periods was related to taxes due in foreign and certain state jurisdictions.
     Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of June 30, 2006, our estimate of loss on the Red Storm contract was consistent with our estimate of such loss as of December 31, 2005, which was a cumulative loss of $15.3 million, all of which was recorded in prior periods. As of June 30, 2006 and December 31, 2005, the balance in the Red Storm loss contract accrual account was $3.4 million and $5.7 million, respectively, and is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
     We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated.
     Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and six months ended June 30 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Product revenue	$40,201	$24,647	$66,511	$58,916
Less: Cost of product revenue	41,210	18,099	67,562	44,776

Product gross margin	$(1,009)	$6,548	$(1,051)	$14,140

Product gross margin percentage	(3%)	27%	(2%)	24%

Service revenue	$13,218	$13,866	$24,542	$28,112
Less: Cost of service revenue	7,531	7,901	15,106	15,594

Service gross margin	$5,687	$5,965	$9,436	$12,518

Service gross margin percentage	43%	43%	38%	45%

Total revenue	$53,419	$38,513	$91,053	$87,028
Less: Total cost of revenue	48,741	26,000	82,668	60,370

Total gross margin	$4,678	$12,513	$8,385	$26,658

Total gross margin percentage	9%	33%	9%	31%

     Product revenue for the three months ended June 30, 2006, and 2005 consisted of $14.8 million and $35.4 million, respectively, primarily from Cray XT3 systems, Cray XD1 systems, Cray X1/X1E systems and other products and $9.9 million and $4.8 million, respectively, from our Cascade and Red Storm development projects. Product revenue for the six months ended June 30, 2006, and 2005 consisted of $41.1 million and $55.7 million, respectively, primarily from Cray XT3 systems, Cray XD1 systems, Cray X1/X1E systems and other products, as well as $17.8 million and $10.8 million, respectively, from our Cascade and Red Storm development projects.
      Although total revenue decreased by approximately 4% in the first six months of 2006 as compared to the same period in 2005, we expect total revenue for 2006 to increase. Due to the size of a few large orders and the difficulty in predicting the timing of customer acceptances, there remains a large range of potential revenue results in 2006, ranging from modest to potentially 20 percent growth. Other results are possible – see “Item 1A. Risk Factors” in Part II of this report following this discussion. Included in the expected product revenue growth for 2006 is approximately $38 million expected to be recognized for our Cray X1/X1E installation at the Korea Meteorological Administration (“KMA”) in South Korea in the fourth quarter of 2006. This system was accepted in the fourth quarter of 2005, is in production, and we have received full payment. However, contract provisions with regard to significant unfulfilled obligations have delayed our ability to recognize revenue on the contract until the fourth quarter of 2006. We expect that the second half of 2006 will be stronger than the first half, with the possibility for 60 percent of product revenue to be recognized in the fourth quarter. Our 2006 plan is dependent on having an upgraded version of the Cray XT3 system delivered, installed and accepted by customers before year-end. Product revenue generated from the Phase II portion of the Cascade program ended in July 2006. Any anticipated future Cascade project funding in Phase III is not expected to be recorded as revenue, but rather as a reduction to research and development expense, as the anticipated total amount of funding expected to be received in Phase III will be less than the total estimated development effort. For this reason, revenue associated with development projects is expected to decrease substantially in the second half of 2006 from the $17.8 million of revenue recognized in the first half of the year.
Service Revenue
     Service revenue for the three months ended June 30, 2006 was essentially flat compared to the same period of the prior year. Service revenue for the six months ended June 30, 2006 increased $3.6 million, or 15%, over the same period in 2005, principally as a result of an increase in revenue from a custom engineering professional service contract that occurred in the first quarter of 2006.
     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. We recognize revenue ratably over the entire service period. While we expect our maintenance service revenue to stabilize and potentially increase over the next year, we may have periodic revenue and margin declines as our older, high margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems.
Product Gross Margin
     Product gross margin improved 30 percentage points for the three month period ended June 30, 2006 over the same period in 2005, and 26 percentage points for the six month period ended June 30, 2006, compared to the same period in 2005. These improvements in product gross margin were due to increased margins on the Cray X1/X1E and Cray XD1 product lines, lower costs than estimated on the Cascade research and development project, significantly decreased manufacturing variances, and no amortization of core technology during 2006.
Service Gross Margin
     Service gross margin for the three months ended June 30, 2006, was comparable to the respective 2005 period. However, service gross margin increased by 7 percentage points for the six months ended June 30, 2006, compared to the respective 2005 period due to a higher margin custom engineering professional service contract. We expect service gross margin for the remaining quarters of 2006 to be in the range of approximately 35% to 45%.

Research and Development Expenses
     Our research and development expenses for the three and six months ended June 30 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Gross research and development expenses	$24,205	$26,135	$46,494	$52,208
Less: Amounts included in cost of product revenue	(5,145)	(8,734)	(9,535)	(15,112)
Less: Reimbursed research and development (excludes amounts in revenue)	(5,633)	(11,030)	(10,500)	(23,510)

Net research and development expenses	$13,427	$6,371	$26,459	$13,586

Percentage of total revenue	25%	17%	29%	16%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and Cascade projects. Research and development expenses on our Red Storm and Cascade projects are reflected as cost of product revenue, and government co-funding on our other projects are recorded as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three and six months ended June 30, 2006, net research and development expenses decreased as compared to the same periods in 2005 due principally to increased funding for our BlackWidow project and reduced research and development expenses for the Cray XD1 product line. Although we signed a development contract for our Eldorado project in late June 2006, no offset of research and development expenses related to this contract was recorded in the second quarter.
     For the remainder of 2006, we expect higher gross and net research and development expenses. This expectation assumes that we will receive a Phase III award in the Defense Advanced Research Projects Agency (“DARPA”) High Productivity Computing Systems (“HPCS”) program and thus we plan on increasing the Cascade project activity in the second half of the year. If we receive a Phase III DARPA award, our Cascade project development costs will no longer be fully funded and we must contribute a portion of such costs. The Phase III awards have been delayed, and we now expect the outcome to be to be announced within the next few months. The outcome and timing of the Phase III award will result in an increase in our research and development expenses associated with our Cascade program. Due to the delay in the award, third quarter research and development expenses could be double second quarter 2006 levels, with fourth quarter levels dependent on the status of the award. We will continue to incur development expenses for our Cray XT3, upgrade and successor systems, and we expect continued activity on our BlackWidow and Eldorado projects. We expect to receive additional funding for our BlackWidow project, although all anticipated reimbursements on this project have not yet been fully authorized for calendar year 2006. If this project is not funded by the government as anticipated, or if we do not receive a Phase III of the DARPA HPCS project, our net research and development expense could be significantly higher than anticipated and have an adverse impact on our operating results in 2006. We can offer no assurance that we will participate in the DARPA Phase III HPCS program.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three months ended June 30 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Sales and marketing	$7,574	$5,682	$14,173	$10,667
Percentage of total revenue	14%	15%	16%	12%
General and administrative	$4,607	$4,600	$8,874	$10,194
Percentage of total revenue	9%	12%	10%	12%
Restructuring and severance	$1,947	$549	$1,732	$1,287
Percentage of total revenue	4%	1%	2%	1%

     Sales and Marketing. The decrease in expenses for both the three and six month periods ended June 30, 2006, compared to the same periods in 2005, was primarily due to a decrease in headcount as a result of a reduction-in-force that took place in the second quarter of 2005. We expect sales and marketing expenses to increase modestly from first half levels for the second half of 2006 due to increased sales commissions as a result of higher anticipated revenue, but decline compared to annual 2005 levels due to reduced headcount, offset in part by re-establishment of full salaries for all of 2006.
     General and Administrative. General and administrative costs for the three months ended June 30, 2006 were relatively flat compared to the same period in 2005. The increase in general and administrative costs for the six months ended June 30, 2006 over the corresponding 2005 period was primarily due to an increase in non-cash stock-based compensation incurred in connection with restricted stock and stock option grants, and an increase in expense for variable pay and retention compensation expenses, which were partially offset by a general headcount decrease and the effects of the reduction-in-force that occurred in the second quarter of 2005. We expect general and administrative expenses to remain modestly higher for the remainder of 2006 compared to 2005 levels due to re-establishment of full salaries and our variable pay program, the executive retention and restricted stock grant programs instituted in December 2005 and additional personnel to be hired in finance, although at lower levels than in the first half of 2006.
     Restructuring and Severance. Restructuring, severance and impairment charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During the second quarter of 2005, we implemented a worldwide reduction in workforce of 90 employees, or 10% of our worldwide workforce. In the fourth quarter of 2005, we implemented an additional reduction of 65 employees. In the second quarter of 2006, we incurred additional severance costs related to both our second and fourth quarter 2005 actions.
Other Expense, net
     For the three months ended June 30, 2006 and 2005, we recognized net other expense of $1.8 million and net other income of $153,000, respectively. For the six months ended June 30, 2006 and 2005, we recognized net other expense of $1.9 million and $349,000, respectively. Net other expense for the three and six months ended June 30, 2006 was principally the result of a $1.6 million loss in fair value on our foreign currency derivative, while net other income (loss) for the three and six months ended June 30, 2005 was principally the result of net foreign currency transaction gains (losses). We expect the impact of the foreign currency loss with regard to the foreign currency derivative will be recovered when the revenue on the related product sale is recognized.
Interest Income (Expense)
     Our interest income and interest expense for the three and six months ended June 30 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Interest income	$77	$629	$415	$1,114
Interest expense	(844)	(1,070)	(1,619)	(2,163)

Net interest income (expense)	$(767)	$(441)	$(1,204)	$(1,049)

     Interest income increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 as a result of higher average invested cash balances and higher short-term interest rates.
     Interest expense for both three month periods ended June 30, 2006 and 2005 principally consisted of $600,000 of interest on our convertible notes. Additionally, we recorded non-cash amortization of capitalized issuance costs of $338,000 and $171,000, respectively. Interest expense for both six month periods ended June 30, 2006 and 2005 principally consisted of $1.2 million of interest on our convertible notes and $676,000 and $337,000, respectively, of non-cash amortization of capitalized issuance costs. The amount of non-cash amortization of capitalized issuance costs was higher in 2006 than in 2005 as the line of credit agreement was entered into in May 2005.

Taxes
     We recorded tax expense of $212,000 and $481,000 for the three and six months ended June 30, 2006, respectively, and $305,000 and $425,000 for the three and six months ended June 30, 2005, respectively. The tax expense recognized in both 2006 and 2005 reflects estimated current and deferred foreign and state income tax expense for the first quarter and first half of each year.
Liquidity and Capital Resources
     Cash, cash equivalents and accounts receivable totaled $85.6 million at June 30, 2006, compared to $101.1 million at December 31, 2005; cash and cash equivalents decreased by $2.7 million while accounts receivable decreased by $12.8 million. At June 30, 2006, we had working capital of $47.2 million compared to $52.2 million at December 31, 2005.
     Net cash used by operating activities for the six months ended June 30, 2006 was $2.2 million compared to a use of $75.2 million for the same period in 2005. For the six months ended June 30, 2006, cash used by operating activities was principally the result of our net loss for the period, an increase in inventory and decrease in deferred revenue, partially offset by a decrease in accounts receivable and increase in accounts payable. For the six months ended June 30, 2005, cash used by operating activities was principally the result of our net loss for the period and increases in inventory and accounts receivable, partially offset by an increase in accounts payable.
     Net cash used by investing activities was $1.2 million for the six months ended June 30, 2006, compared to net cash provided by investing activities of $42.3 million for the respective 2005 period. Net cash used by investing activities for the six months ended June 30, 2006 consisted primarily of purchases of property and equipment. Net cash provided by investing activities for the same period in 2005 consisted of net maturities of short-term investments of $34.3 million and a decrease in restricted cash of $11.4 million, partially offset by $3.4 million of purchases of property and equipment.
     Net cash provided by financing activities was $734,000 for the six months ended June 30, 2006, compared to net cash used by financing activities of $95,000 for the respective 2005 period. Cash provided by financing activities for both periods was primarily cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan. In both years, these proceeds were offset by line of credit issuance costs and principal payments on capital leases. During the three month period ended June 30, 2006, we paid the second half of the closing fee due for our current line of credit to Wells Fargo Foothill, Inc. in the amount of $375,000.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT3 and successor systems and internally fund a portion of the expenses resulting from the anticipated Phase III of the Cascade program, interest expense and acquisition of property and equipment. As of June 30, 2006, our remaining fiscal year 2006 capital budget for property and equipment is approximately $7.2 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of June 30, 2006 (in thousands):

	Amounts Committed by Year
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years	Thereafter
Development agreements	$12,216	$9,154	$3,062	$—	$—
Capital lease obligations	94	94	—	—	—
Operating leases	7,900	3,285	4,456	159	—

Total contractual cash obligations	$20,210	$12,533	$7,518	$159	$—

     We have $80.0 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. The Notes bear interest at 3.0% ($2.4 million per year) and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019. Additionally, we have a two-year revolving line of credit for up to $30.0 million, which expires in May 2007. No amounts were outstanding under this line as of

June 30, 2006. As of the same date, we were eligible to borrow $28.5 million against this line of credit; the borrowing limitation relates to restrictions from our cash flow hedge, open letters of credit and minimum required receivables balance.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six month periods ended June 30, 2006, we incurred $6.9 million and $13.9 million, respectively, for such arrangements, and for the three and six month periods ended June 30, 2005, we incurred $3.4 million and $5.7 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, operations and credit facility. Even assuming acceptances and payment for large new systems to be sold and benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, we expect our cash flow to be negative for 2006 as a whole, largely to support working capital requirements, although a wide range of results is possible. Currently, we do not anticipate borrowing from our credit line during 2006, although it is possible that we may have to do so.
     If we were to experience a material shortfall in our plans, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our operating results and available cash resources. The range of actions we could take includes, in the short-term, reductions in inventory purchases and commitments, seeking financing from investors, strategic partners and vendors and other financial sources and further reducing headcount-related expenses, although we can offer no assurance that these actions would be effective.
     We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. While we believe these steps will generate sufficient cash to fund our operations for at least the next twelve months, we may consider enhancing our cash and working capital position by raising additional equity or debt capital. There can be no assurance that we would succeed in these efforts or that additional funding would be available. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT3 and future systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See “Item 1A. Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2006, we held a portfolio of highly liquid investments, all which were to mature in less than 90 days from the date of initial investment.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2006, we held a forward contract on £13.5 million (British pound sterling) to hedge anticipated cash receipts on a sales contract and a value-added tax receivable. As of June 30, 2006, the fair value of this contract was a loss of approximately $300,000. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2006, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $800,000.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     In the class action, the Court found that plaintiffs failed to plead adequately that that many of the statements made by defendants were false, failed to plead adequately that any of the statements were made intentionally or recklessly (made with scienter), and also ruled that plaintiffs failed to plead adequately that plaintiffs’ alleged losses were caused by some of defendants’ actions. The Court gave the class action plaintiffs 120 days (until August 28, 2006) to file an amended complaint.
     In a separate opinion, the Court dismissed without prejudice the derivative litigation, finding that plaintiffs had failed to make a demand on our Board of Directors before filing the case and failed to plead adequately why making a demand would have been futile. The Court also dismissed with prejudice claims of breach of fiduciary duty and unjust enrichment based on alleged insider trading and dismissed certain other claims without prejudice on the additional grounds that the plaintiffs did not allege fraud and misrepresentation with the required specificity and failed to plead recoverable damages.
     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we also reported on a consolidated derivative action filed in the Superior Court of the State of Washington for King County against members of our Board of Directors and certain current and former officers and former directors. On April 5, 2006, we and the individual defendants moved to dismiss and/or stay the state court derivative action. On April 26, 2006, the Court stayed all discovery in this action pending the Court’s ruling on those motions. On May 23, 2006, the plaintiffs filed an amended consolidated complaint containing substantially the same allegations as the first consolidated complaint and adding our former auditors as a defendant. On July 28, 2006, we and all defendants filed motions to dismiss the amended consolidated complaint. A hearing on these motions is scheduled to be held on November 3, 2006.
Item 1A. Risk Factors
     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we set forth a detailed list of the risk factors we face with respect to our business and operations and to our Notes and our common stock under the caption “Item 1A. Risk Factors”. We have set forth below in detail the risk factors that pertain to our business and operations and, with respect to the risk factors that pertain to our Notes and Common Stock, those that we have updated and the captions of such risk factors that we have not updated. Please refer to our 2005 Form 10-K for a full discussion of the risks covered by such captioned risk factors.
Risk Factors Pertaining to Our Business and Operations
     Our operating results may fluctuate significantly. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and earnings for any specific period very difficult. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million (including an income tax benefit of $42.2 million, much of which came from the reversal of a valuation allowance against deferred tax assets). For 2004 we had a net loss of $207.4 million (including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets), for 2005 we had a net loss of $64.3 million, and for the first six months of 2006 we had a net loss of $12.5 million.
     Whether we will achieve anticipated revenue and net income on a quarterly and annual basis in 2006 and subsequent years depends on a number of factors, including:
•      successfully selling the Cray XT3 system, including upgrades and successor systems, new products based on our BlackWidow and Eldorado projects, and the timing and funding of government purchases, especially in the United States;
•      the level of product margin contribution in any given period;
•      maintaining our other product development projects on schedule and within budgetary limitations;
•      the level of revenue recognized in any given period, particularly with very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition;
•      revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;
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
     The timing of orders and shipments impact our quarterly and annual results and are affected by additional events outside our control, such as:
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
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will vary significantly, with a major portion of our 2006 revenue to be recognized in the second half of the year and the possibility for 60% of our product revenue to be recognized in the fourth quarter of 2006. Delays in product development, receipt of orders or product acceptances could have a substantial adverse effect on our results in 2006 and in future years.
     Failure to sell Cray XT3 and upgrade systems in planned quantities and gross margins would adversely affect 2006 revenue and earnings. We expect that a majority of our product revenue in 2006 will come from a limited number of sales of the Cray XT3 system and an upgraded system to governmental purchasers in the United States and overseas. We do not expect to complete development of the upgrade system until the fourth quarter of 2006, and thus completion of delivery, installation and customer acceptance in the fourth quarter is at significant risk. We also face significant margin pressure for our Cray XT3 system and other commodity processor-based products from competitors.
     Improved future performance is highly dependent on increased product revenue and margins. In 2005, we had lower revenue and margins than anticipated for our principal products. Product revenue was adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third-party vendors. In the past, product margins have been adversely impacted by competitive pressures, lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory. We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completion of product development.
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
     Phase III of the DARPA HPCS Program will affect our operations. Our proposal for Phase III of the DARPA HPCS program was submitted in early May 2006. In addition to ourselves, IBM and Sun Microsystems, the other participants in Phase II, also submitted proposals. Phase III awards are for the delivery of prototype systems by late 2010 and are expected to be in the range of $200 million to $250 million payable over approximately four and one-half years, with awardees to contribute a significant portion of the cost. We believe that there likely will be one or two awardees. Our 2006 plan is based on a successful Phase III proposal. Winning a Phase III award likely will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the early years of the program. The Phase III awards have been delayed, and we now expect the outcome to be to be announced within the next few months. The outcome and timing of the Phase III award will result in an increase in our research and development expenses associated with our Cascade program. Due to the delay in the award, third quarter research and development expenses could be double second quarter 2006 levels, with fourth quarter levels dependent on the status of the award. If we do not receive a Phase III award, we would look for alternative funding for all or some portion of our proposed development project, which may not be available, and we would need to revise our long-term development plans and possibly redeploy and/or reduce our engineering staff. We also may experience decreased customer confidence in us, particularly by U.S. governmental agencies. Our 2006 expenses, particularly for research and development, would increase and our long-term revenue and earnings may be adversely affected.
     We face increased liquidity risks that may require us to seek additional financing. During 2005, we incurred a net loss of $64.3 million and used $36.7 million of cash in operating activities to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. Although we increased cash in the second half of 2005 by approximately $37.5 million and approximately $23.9 million in the first quarter of 2006, we used approximately $26.5 million of cash in the second quarter of 2006 and we expect to use cash to fund our operations for the remainder of 2006, largely to support working capital requirements. Although our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate for at least the next 12 months, we likely will face short-term dislocations between receipts and expenditures. Our plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Delays in the development of the upgrade to the Cray XT3 system or delays in any planned system acceptances and payments could result in a significant liquidity challenge which may require us to pursue additional initiatives to reduce costs further, including reductions in inventory purchases and commitments and headcount-related expenses and/or seek additional financing. In addition, we may also face a liquidity challenge from success in our business plan. We have received and are pursuing several large volume orders which will require us to purchase inventory and build large systems, which will adversely affect our liquidity until those systems are delivered, accepted and paid for. As explained in the Risk Factor immediately above, winning a DARPA Phase III award will adversely affect our cash flow, particularly during the early years of the program, while failure to receive such an award likely will increase our 2006 expenses and could adversely affect our long-term revenue and earnings. For all these reasons, there can be no assurance that we will be successful in our efforts to generate sufficient cash from operations, and we may seek a financing to reduce the risks of such liquidity challenges. A financing, if available, depending on our circumstances and external economic and political factors, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities, could reduce the percentage ownership of our shareholders, resulting in additional dilution to our shareholders. In addition, the securities issued in a financing may have rights, preferences and privileges senior to the Notes and our common stock.
     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of our hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•      if a supplier did not provide components that meet our specifications in sufficient quantities, then production and sale of our systems would be delayed;
•      if a reduction or an interruption of supply of our components occurred, either because of a significant problem with a supplier not providing parts on time or providing parts that later prove to be defective or a single-source supplier deciding to no longer provide those components to us; it could take us a considerable period of time to identify and qualify alternative suppliers to redesign our products as necessary and to begin manufacture of the redesigned components or we may not be able to so redesign such components; see also the Risk Factor captioned “We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and earnings,” below;
•      if a supplier could not provide a competitive key component, our systems may be less competitive than systems using components with greater capability;
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
     Our products must meet demanding specifications, such as integrated circuits that perform reliably at high frequencies to meet acceptance criteria. From time to time in 2004 and 2005 we incurred delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3 and the Cray XD1 systems, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected 2004 and 2005 revenue and margins, and may continue to so. We have also received parts that later proved defective, particularly for the Cray XD1 and Cray XT3 systems, which adversely affects our product and service margins and customer confidence.
     We have used IBM as a key foundry supplier of our integrated circuits for many years. In 2004 IBM informed us that it would no longer act as our foundry supplier on a long-term basis, although it will continue production of components for our current products for a limited time. We have negotiated a termination of the relationship with IBM and completed a general contract with Texas Instruments Incorporated (“TI”) to act as our foundry for certain key integrated circuits for our BlackWidow project in 2006 and 2007. We need to complete agreements with TI for the design and delivery of specific components. If we do not conclude such agreements or if TI is not able to meet our schedules successfully, we will be adversely affected.
     Our Cray XT3 systems utilize Advanced Micro Devices, Inc. (“AMD”) OpteronTM processors as do our planned upgrades and successor products. To the extent that Intel, IBM and other microprocessor suppliers develop processors with greater capabilities, even for a short time, our Cray XT3 systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Eldorado project is based on processors manufactured for us by Taiwan Semiconductor Manufacturing Company. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
     We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and earnings. We have placed a last-time buy order for parts used to manufacture our Cray X1/X1E products; we expect to no longer produce the Cray XD1 after 2006, and must plan our inventory purchases accordingly, and we face a last-time buy deadline for a key component for both our Cray XT3 and successor systems and our Eldorado and BlackWidow projects in early 2007. Such last-time buy orders and inventory purchases must be placed before we know all possible sales prospects. In determining last-time buy orders and inventory purchases, we may either estimate low, in which case we limit the number of possible sales of products and reduce potential revenue, perhaps substantially, or we may estimate too high, and incur inventory obsolescence write-downs. Either way, our earnings would be adversely affected.
     Our inability to overcome the technical challenges of completing the development of our supercomputer systems would adversely affect our revenue and earnings in 2006 and beyond. Our success in 2006 and in the following years depends on completing development of hardware and software enhancements to the Cray XT3 systems, including the timely and successful introduction of dual-core processor technology and successfully completing, shipping and recognizing revenue for an upgrade to the Cray XT3 system by the fourth quarter of 2006. We also must successfully and timely complete several key projects on our product roadmap, including the products based on our BlackWidow and Eldorado projects for 2007 revenue and successor systems to the Cray XT3. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited, have suffered from turnover, and our employee restructurings have strained our engineering resources further. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources. Delays in completing successfully the design and production of the hardware components, including several custom integrated circuits and network components, delays in detecting and correcting, if possible, design errors in such integrated circuits and components and/or delays in developing requisite system software, operating system software stability, needed software features and integrating the full systems, would make it difficult for us to develop and market these systems timely and successfully and could cause a lack of confidence in our capabilities among our key customers. We have suffered significantly from product delays in the past, especially in 2004 and 2005, that adversely affected our financial performance, and may incur similar delays in the future, which would adversely affect our revenue and earnings.
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Turnover of our research and development personnel was higher than normal in 2005 due to programmatic decisions and aggressive hiring pressure from competitors and other high technology companies, resulting in increased risks to our ability to complete product development projects on schedule. We face staffing shortages and high workloads in many key areas, including hardware and software engineering, sales leadership, field services, marketing, finance and legal. We need to develop and implement succession plans for key personnel, some of whom are approaching retirement age.
     Recruitment and retention of senior management and skilled technical, sales and other personnel talent is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain personnel, we offer equity compensation through stock options and restricted stock grants. However, given the fluctuations of the market price of our common stock and questions about our long-term success, potential employees may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
     To be successful we need to establish the value of our high-bandwidth sustained performance systems, increase differentiation of our massively parallel commodity processor products and reduce doubts about our long-term viability. We are a comparatively small company dedicated solely to the supercomputing market. We have concentrated our product roadmap on building balanced systems combining highly capable processors with very high speed interconnect and communications capabilities throughout the entire computing system. We achieve performance differentiation from our competitors through our custom processors in our vector-based and multithreading products, although the markets for those products may be limited in size. We need to establish greater performance differentiation from our competitors in our Cray XT3 and successor massively parallel products in order to command higher margins. The market for such products is much larger but is replete with low-bandwidth systems and off-the-shelf, commodity-based cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Many customers are able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements. In addition, even when we have the best technical solution, our financial losses in 2004, 2005 and for the first half of 2006 may raise questions with our customers and potential customers about our long-term viability. Our long-term success may be adversely affected if we are not successful in establishing the value of our balanced high-bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our earnings would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately $101 million of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately $145 million and $78 million, respectively, of our product revenue was derived from such sales. In 2005, approximately $84 million of our product revenue was derived from U.S. government sales, and in the first half of 2006, approximately $41.1 million of our product revenue was derived from U.S. government sales. Our 2006 plan is based on significant sales to U.S. government agencies, particularly of Cray XT3 and successor systems. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budget considerations, domestic crisis, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and earnings would be reduced, which could lead to reduced profitability or losses.
     If we lose government support for development of our supercomputer systems, our research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our vector and multithreaded products, which significantly reduces our reported level of net research and development expenses. To date, our development contracts for our BlackWidow and Eldorado projects are not funded fully. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay or decrease in other governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our profitability and our ability to implement our product roadmap.
     Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems would further reduce our service revenue and margins from maintenance service contracts. High performance computer systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts has declined from approximately $95 million in 2000 to approximately $42 million in 2005. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products if we discover defective components in the field create additional pressure on service margins.
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
     We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms, such as Linux Networx, Inc. and Verari Systems, that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant performance and price/peak performance on smaller problems and on larger problems lacking complexity, which is a part of the growing capacity computing marketplace (as opposed to the capability marketplace that is our focus).

     Such companies, because they can offer high peak performance per dollar, often put pricing pressure on us in competitive procurements. In addition, to the extent that Intel, IBM and other microprocessor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT3 systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors.
     Internationally we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, SGI and NEC. While the first four companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. We have non-exclusive rights to market NEC vector processing supercomputers throughout the world. As in the United States, commodity high performance computing suppliers like Dell, Linux Networx and Bull, offer systems with significantly better price/peak performance.
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
     Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in technology could make low-bandwidth and cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue and earnings.
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
     New European environmental rules may adversely affect our operations. In 2006 members of the European Union (EU) and certain other European countries will implement the Restrictions on Hazardous Substances (RoHS) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a U.S. company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We have decided not to ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, due to these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. We expect to be RoHS-compliant with our upgraded Cray XT3 system scheduled for shipment in the fourth quarter of 2006. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and re-qualify certain components to meet RoHS requirements, may face increased engineering expenses in this process, and could face shipment delays, penalties and possible product detentions or seizures.
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
     Federal class action and derivative lawsuits were recently dismissed without prejudice, a state court derivative action is pending and additional lawsuits may be filed. We and certain of our former and current officers and directors were named as defendants in a consolidated class action lawsuit in federal district court for the Western District of Washington alleging certain violations of the federal securities laws. A consolidated derivative action purporting to be brought on our behalf against certain of our former and current officers and directors was filed in the same federal district court. On April 27, 2006, the federal district court dismissed both actions, principally without prejudice, and granted the plaintiffs 120 days to amend the consolidated class action complaint. A similar consolidated derivative action is pending in a state court in King County, Washington. Defendants’ motions to dismiss this action are pending. See “Item 1. Legal Proceedings” above for a description of this litigation. If an amended complaint were filed in the federal class action, an adverse result could have a material negative financial impact on us. Additional lawsuits may be filed against us. Regardless of the outcome, it is likely that such actions would cause a diversion of our management’s time, resources and attention, and the expense of defending the litigation could be costly.
     The adoption of FAS 123R will lower our earnings and may adversely affect the market price of our common stock. We have used share-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We previously granted stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our share-based compensation programs and their structure in light of the imposition of FAS 123R that became effective for us on January 1, 2006. In previous years, as we have reported in the notes to our financial statements, our stock option program, as currently structured, would add approximately $7 million to $26 million of additional non-cash expense annually and consequently would reduce our operating results by that amount. These estimates are based on use of the Black-Scholes valuation method. We recorded approximately $1.0 million as non-cash compensation expense in the first half of 2006 for stock options and unvested stock grants. In the first half of 2005, we accelerated the vesting of our outstanding employee stock options with a per share exercise price of $5.88 or higher, resulting in the complete vesting of almost all of our then outstanding options, and we granted new stock options that vested on or before December 31, 2005, in part to minimize this expense, at least in the short-term. We recently have granted some stock options to certain new employees with four-year vesting periods and have issued restricted stock grants to certain employees and officers, which will be recorded as an expense over the requisite service period. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the footnotes, which may adversely affect the market price of our common stock.
     While we determined that we have adequate internal control over financial reporting as of December 31, 2005, as of the end of each subsequent fiscal year we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for 2004, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other items, an assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. In our amended 2004 Annual Report on Form 10-K/A, we identified and described a number of material weaknesses in our internal control over financial reporting, which required our assessment that our internal control over financial reporting was not effective, and our independent registered public accounting firm disclaimed an opinion with respect to our management’s assessment of our internal control over financial reporting as of December 31, 2004.
     We implemented remediation plans to address the identified material weaknesses, and our management concluded, as set forth under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for 2005, that our internal control over financial reporting was effective as of December 31, 2005, and we received a favorable opinion from our independent registered public accounting firm with respect to our management’s assessment, also as set forth under that Item 9A. However, each reporting period we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from Nasdaq, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.
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
     We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our high performance computer systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XT3 and successor systems utilize software system variants that incorporate Linux technology. The SCO Group, Inc. has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes The SCO Group’s rights. It is possible that The SCO Group could assert a claim of infringement against us with respect to our use of Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about The SCO Group’s lawsuit and open source generally, we may be forced to protect our customers from potential claims of infringement by The SCO Group or other parties. In any such event, our financial condition and results of operations may be adversely affected.
     We also incorporate proprietary software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. These issues, if repeated, may result in additional expense by us in integrating this software more fully and/or loss of customer confidence.

     We have recently formed a new senior management team that must work together effectively for us to be successful. In 2005 we revamped our senior management team, obtaining the services of Margaret A. Williams as Senior Vice President responsible for research and development, Brian C. Henry as Executive Vice President and Chief Financial Officer, Jan C. Silverman as Senior Vice President responsible for corporate strategy and business development and Steven L. Scott as Senior Vice President and Chief Technology Officer, and Peter J. Ungaro was elevated to Chief Executive Officer. We also added a new vice president/corporate controller and a new vice president responsible for human resources. Additional changes to our senior management team, and the integration of new senior executives, could result in some disruption to our business while these new executives become familiar with our business culture and model and establish their management systems. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be severely impaired. The loss of any key senior management could have a significant impact on our efforts to improve operating results.
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
Risk Factors Pertaining to our Notes and Our Common Stock
     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of June 30, 2006, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of June 30, 2006, we had approximately $28.5 million available for potential borrowing under this credit facility. The senior secured credit facility constitutes senior indebtedness with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. The level of our indebtedness could, among other things:
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
     In addition, the Notes are structurally subordinated to all indebtedness and other liabilities of our current and future subsidiaries. Note holders do not have any claim as a creditor against our subsidiaries, and indebtedness and other liabilities, including trade payables, of our subsidiaries effectively are senior to Note holders’ claims against our subsidiaries. The indenture for the Notes does not limit the ability of our subsidiaries to incur indebtedness or other liabilities. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to our direct creditors. As of June 30, 2006, our subsidiaries had indebtedness and other outstanding liabilities of approximately $6.9 million.
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
Our stock price is volatile.
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2006, we had outstanding:
•	23,041,752 shares of common stock;

•	warrants to purchase 1,408,381 shares of common stock;

•	stock options to purchase an aggregate of 3,616,726 shares of common stock, of which 3,582,979 options were then exercisable; and

•	Notes convertible into a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 537,443 shares held by board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested. Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at June 30, 2006 consisted of warrants to purchase 73,529 shares of common stock, with an exercise price of $18.00 per share, expiring on September 3, 2006, warrants to purchase 50,000 shares of common stock, with an exercise price of $6.60 per share, expiring on May 30, 2009, and warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended, which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares are currently outstanding.

     Provisions of our Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult.
     We do not anticipate declaring any cash dividends on our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on June 6, 2006. At the annual meeting, the following actions occurred (the following numbers of shares are reported on a pre-reverse stock split basis):
     1. The following individuals were re-elected as directors for terms expiring in 2007:

Name	Votes For	% For	Withheld	% Withheld
John B. Jones, Jr.	72,902,004	95.83	3,169,391	4.17
Kenneth W. Kennedy, Jr.	72,873,115	95.80	3,198,280	4.20
Stephen C. Kiely	72,946,866	95.89	3,124,529	4.11
Frank L. Lederman	72,917,601	95.85	3,153,794	4.15
Sally G. Narodick	73,212,375	96.24	2,859,020	3.76
Daniel C. Regis	73,180,784	96.20	2,890,611	3.80
Stephen C. Richards	72,848,067	95.76	3,223,328	4.24
Peter J. Ungaro	73,208,681	96.24	2,862,714	3.76
     2. A proposal to approve an amendment to our Restated Articles of Incorporation to effect a one-for-four reverse stock split of all outstanding and authorized shares of our common stock was approved by the shareholders, with 69,591,597 shares voting in favor (75.85%), 6,290,698 shares voting against (6.86%), 189,100 shares (0.21%) abstaining and 15,678,904 broker non-votes (17.08%).
     3. A proposal to approve an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 shares (on a pre-split basis) was approved by the shareholders, with 68,469,229 shares voting in favor (74.63%), 7,216,514 shares voting against (7.87%), 385,652 shares abstaining (0.42%) and 15,678,904 broker non-votes (17.08%).
     4. A proposal to approve our 2006 Long-Term Equity Compensation Plan was approved by the shareholders, with 29,895,047 shares voting in favor (79.34%) and 7,786,286 shares voting against (20.66%), with 893,135 shares abstaining and 53,175,831 broker non-votes.

Item 5. Other Information
RATIO OF EARNINGS TO FIXED CHARGES
     Set forth below is information concerning our ratio of earnings to fixed charges on a consolidated basis for the periods indicated. This ratio shows the extent to which our business generates enough earnings after the payment of all expenses other than interest to make the required interest payments on our 3.0% Convertible Senior Subordinated Notes due 2024.
     The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For purposes of computing the ratios of earnings to fixed charges, “earnings” consist of net income or loss plus provision (benefit) for income taxes and fixed charges. “Fixed charges” consist of interest expense plus the portion of operating rental expense management believes represents the interest component of rent expense (estimated at 5%).

						Six Months
						Ended
	Year Ended December 31,					June 30,
	2001	2002	2003	2004	2005	2006
		(In thousands, except for ratios)
Fixed Charges:
Interest expense	$1,976	$2,965	$213	$301	$4,203	$2,163
Portion of rental expense deemed to represent interest	166	185	195	209	207	90

Total fixed charges	$2,142	$3,150	$408	$510	$4,410	$2,253

Earnings:
Net income (loss)	$(35,228)	$5,403	$63,248	$(207,358)	$(64,308)	$(12,478)

Provision (benefit) for income taxes	994	2,176	(42,207)	59,092	(1,488)	481
Fixed charges	2,142	3,150	408	510	4,410	2,253

Total earnings (loss) for computation of ratio	$(32,092)	$10,729	$21,449	$(147,756)	$(61,386)	$(9,744)

Ratio of earnings to fixed charges(1)	—	3.4	52.6	—	—	—

(1)	The pretax net loss for the years ended December 31, 2001, 2004 and 2005, and the six months ended June 30, 2006, was not sufficient to cover fixed charges by approximately $34.2 million, $148.3 million, $65.8 million and $12.0 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for these periods.
Item 6. Exhibits
3.1	Restated Articles of Incorporation of Cray Inc., as in effect on June 8, 2006 (1)

3.2	Amended and Restated Bylaws of Cray Inc., as amended through June 7, 2006 (1)

10.1	Amendment Number Three to Senior Secured Credit Agreement, dated as of July 12, 2006, between Wells Fargo Foothill, Inc., Cray Inc. and Cray Federal Inc.

10.2	Form of Director Restricted Stock Agreement (1)

10.3	2006 Long-Term Equity Compensation Plan (2)

10.4	2006 Bonus Plan for Cray Inc. executives and other officers (3)

12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission June 8, 2006

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission May 4, 2006
Items 2 and 3 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

August 8, 2006	/s/ PETER J. UNGARO Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY

Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI

Kenneth D. Roselli
Chief Accounting Officer