Form 10-Q
period 2006-09-30
CRAY INC
filed 2006-11-09
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Large accelerated filer          ☑ Accelerated filer           ☐ Non- accelerated
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, 23,266,526 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC.
     Except as otherwise specifically noted, all numbers of shares of Cray Inc. common stock, per share calculations and trading prices and similar information involving Cray Inc. common stock in this Quarterly Report on Form 10-Q reflect a one-for-four reverse stock split of Cray common stock that became effective on June 8, 2006. See Note 1, “Basis of Presentation — Reverse Stock Split” of the Notes to Condensed Consolidated Financial Statements for more information.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge at our website at www.cray.com as soon as reasonably practicable after we electronically file such reports with the SEC.
     Cray is a federally registered trademark of Cray Inc., and Cray X1, Cray X1E, Cray XT3 and Cray XD1 are trademarks of Cray Inc.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,026	$44,164
Accounts receivable, net	55,064	45,852
Inventory	67,712	89,225
Prepaid expenses and other current assets	2,909	3,899

Total current assets	171,711	183,140

Property and equipment, net	31,292	24,392
Service inventory, net	3,285	2,937
Goodwill	56,839	59,082
Deferred tax asset	575	696
Intangible assets, net	1,113	1,359
Other non-current assets	8,190	7,172

TOTAL ASSETS	$273,005	$278,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,911	$19,036
Accrued payroll and related expenses	12,145	13,064
Other accrued liabilities	10,702	11,683
Deferred revenue	81,749	96,683

Total current liabilities	119,507	140,466

Long-term deferred revenue	5,234	3,381
Other non-current liabilities	2,317	2,351
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,058	226,198

Commitments and Contingencies (Note 14)

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 22,743,377 and 23,255,597 shares, respectively	422,691	425,196
Exchangeable shares, no par value — Unlimited shares authorized; 19,710 and no shares outstanding, respectively	576	—
Deferred compensation	(2,811)	—
Accumulated other comprehensive income	6,258	8,953
Accumulated deficit	(360,767)	(381,569)

TOTAL SHAREHOLDERS’ EQUITY	65,947	52,580

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,005	$278,778

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenue:
Product	$33,285	$19,074	$99,796	$77,990
Service	11,456	13,491	35,998	41,603

Total revenue	44,741	32,565	135,794	119,593

Operating expenses:
Cost of product revenue	29,005	13,927	96,567	58,703
Cost of service revenue	7,546	7,242	22,652	22,836
Research and development, net	6,472	9,692	32,932	23,278
Sales and marketing	5,778	4,924	19,951	15,591
General and administrative	3,617	4,134	12,491	14,328
Restructuring and severance	1,201	3	2,933	1,290

Total operating expenses	53,619	39,922	187,526	136,026

Loss from operations	(8,878)	(7,357)	(51,732)	(16,433)

Other expense, net	(254)	(92)	(602)	(1,964)
Interest expense, net	(1,115)	(608)	(2,319)	(1,657)

Loss before income taxes	(10,247)	(8,057)	(54,653)	(20,054)
Provision for income taxes	3	267	428	748

Net loss	$(10,250)	$(8,324)	$(55,081)	$(20,802)

Basic and diluted net loss per share	$(0.46)	$(0.37)	$(2.49)	$(0.93)

Basic and diluted weighted average shares outstanding	22,155	22,634	22,094	22,475

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2005	2006
Operating activities:
Net loss	$(55,081)	$(20,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,863	12,615
Share-based compensation cost	3,772	1,539
Inventory write-down	4,883	806
Amortization of issuance costs, convertible notes payable and line of credit	672	1,017
Deferred income taxes	48	(121)

Changes in operating assets and liabilities:
Accounts receivable	(27,573)	9,074
Inventory	(37,253)	(25,309)
Prepaid expenses and other current assets	705	(981)
Other non-current assets	(1,626)	(555)
Service inventory	141	—
Accounts payable	(3,160)	4,163
Accrued payroll and related expenses and other accrued liabilities	7,983	3,117
Other non-current liabilities	2,908	34
Deferred revenue	28,658	13,202

Net cash used in operating activities	(60,060)	(2,201)

Investing activities:
Sales/maturities of short-term investments	44,414	—
Purchases of short-term investments	(10,161)	—
Proceeds from sale of investment	—	239
Decrease in restricted cash	11,437	—
Purchases of property and equipment	(3,771)	(2,301)

Net cash provided by (used in) investing activities	41,919	(2,062)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	1,037	424
Proceeds from exercise of options	138	2,381
Line of credit issuance costs	(755)	(375)
Principal payments on capital leases	(693)	(91)

Net cash provided by (used in) financing activities	(273)	2,339

Effect of foreign exchange rate changes on cash and cash equivalents	(595)	62

Net decrease in cash and cash equivalents	(19,009)	(1,862)

Cash and cash equivalents
Beginning of period	41,732	46,026

End of period	$22,723	$44,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556	$1,977
Non-cash investing and financing activities:
Issuance of warrants in connection with financing arrangement	$219	$—
Inventory transfers to property and equipment and service inventory	$8,323	$2,990
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these Notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled and the timing of payments for product sales, maintenance services, government research and development funding and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     During the three and nine months ended September 30, 2006, the Company incurred a net loss of $8.3 million and $20.8 million, respectively, and used $2.2 million of cash over the nine-month period in operating activities. The Company had $42.7 million of working capital as of September 30, 2006.
     Management’s plans project that the Company’s current cash resources, including its credit facility and cash expected to be generated from operating activities, should be adequate to fund the Company’s operations for at least the next twelve months. These plans assume new customer orders and acceptances leading to collections from several large potential customers, as well as cash receipts on new deliveries. Delays in new product development and /or in product acceptances and payments could result in significant liquidity challenges, which would require the Company to pursue additional initiatives to further reduce costs, including reductions in inventory purchases and commitments and headcount-related expenses. The Company has filed a registration statement to sell up to $80 million of common stock plus the underwriters’ option to purchase up to an additional $12 million of common stock to cover over-allotments, if any. This common stock offering is consistent with the Company’s goal to build its cash position to provide additional working capital and to improve operational and strategic flexibility while at the same time lowering the business risk to shareholders. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations, that it will complete the proposed public offering or that any additional financing would be available if financial resources become insufficient.
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

Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value allocation used in revenue recognition, percentage of completion accounting on the Red Storm contract, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, assumptions used to determine fair value of stock options, as well as any fair value assessment, restructuring costs, deferred income tax assets, potential income tax assessments and contingencies. Actual results could differ from those estimates and assumptions.
Reverse Stock Split
     On June 6, 2006, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 150 million to 300 million and also approved a one-for-four reverse stock split of the Company’s authorized and outstanding common stock. These concurrent approvals resulted in 75 million of authorized shares of the Company’s common stock with a par value of $0.01 per share. The reverse stock split was effective with respect to shareholders of record at the opening of trading on June 8, 2006, and the Company’s common stock began trading as adjusted for the reverse stock split on that same day. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares outstanding were reduced from approximately 92 million shares to approximately 23 million shares. The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the condensed consolidated financial statements and footnotes.
Note 2 — Summary of New Accounting Policies
Foreign Currency Derivatives
     From time to time, the Company may utilize forward foreign currency exchange contracts to reduce the impact of foreign currency exchange rate risks. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, and when the hedged transaction is recorded, the amount is reclassified into results of operations in the same period. Any ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.
Note 3 — Recent Accounting Developments
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company has not yet determined the impact of applying FAS 158.

Note 4 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested stock grants outstanding during each respective period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested stock grants and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes under the “if converted” method.
     For the three and nine months ended September 30, 2006 and 2005, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine-month periods ended September 30, 2006, potential gross common shares of 10.8 million were antidilutive and not included in computing diluted EPS. For the three and nine-month periods ended September 30, 2005, potential gross common shares of 9.8 million were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net loss	$(10,250)	$(8,324)	$(55,081)	$(20,802)
Unrealized gain on available-for-sale investments	—	—	24	—
Cash flow hedge	—	105	—	105
Foreign currency translation adjustment	2,452	430	971	2,590

Comprehensive loss	$(7,798)	$(7,789)	$(54,086)	$(18,107)

Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
Trade accounts receivable	$23,023	$26,710
Unbilled receivables	12,340	6,569
Advance billings	19,894	12,755

	55,257	46,034
Allowance for doubtful accounts	(193)	(182)

Accounts receivable, net	$55,064	$45,852

     As of September 30, 2006, and December 31, 2005, accounts receivable included $37.5 million and $41.6 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $6.6 million and $12.0 million, respectively, were unbilled, based upon contractual billing arrangements with these customers.
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

Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
Components and subassemblies	$10,706	$20,961
Work in process	8,314	6,632
Finished goods	48,692	61,632

Total	$67,712	$89,225

     At both September 30, 2006, and December 31, 2005, all finished goods inventory was located at customer sites pending acceptance. The Company recognized revenue from the sale of refurbished inventory recorded at a zero cost basis of $9,000 and $249,000, respectively, for the three and nine months ended September 30, 2006, and $100,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2005.
     During the three and nine months ended September 30, 2006, the Company wrote off $423,000 and $806,000 of inventory, respectively, primarily related to obsolete inventory for the Cray X1E and Cray XT3 product lines, as well as scrap. During the three and nine months ended September 30, 2005, the Company wrote off $949,000 and $4.9 million of inventory, respectively, primarily related to excess parts on the Cray X1/X1E product line as a result of over-commitments for purchase volumes for memory chips on that product line, as well as an obsolete power supply issue on the Cray XD1 product line.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
Deferred product revenue	$58,593	$72,750
Deferred service revenue	28,390	27,314

Total deferred revenue	86,983	100,064
Less long-term deferred revenue	(5,234)	(3,381)

Deferred revenue in current liabilities	$81,749	$96,683

     As of September 30, 2006, and December 31, 2005, total deferred revenue included $43.5 million of deferred revenue from a single customer. At September 30, 2006, total deferred revenue also included $21.8 million of deferred revenue from another customer.
Note 9 — Restructuring and Severance Charges
     During the three and nine months ended September 30, 2006, the Company recognized restructuring and severance charges of $3,000 and $1.3 million, respectively, most of which was continuing severance expenses resulting from the Company’s December 2005 restructuring activity in Canada. During the three and nine months ended September 30, 2005, the Company recognized restructuring and severance charges of $1.2 million and $2.9 million, respectively, substantially all of which represented severance expenses for terminated employees.

     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. At September 30, 2006 and 2005, $91,000 and $453,000, respectively, of the restructuring and severance liability was classified in “Other non-current liabilities” on the accompanying Condensed Consolidated Balance Sheets. The liability activity related to restructuring for the nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Nine Months Ended
	September 30,
	2005	2006
Balance, January 1	$4,690	$3,582
Payments	(3,058)	(2,152)
Adjustments to previously accrued amounts	(236)	104
Expense for the period January 1 to June 30	1,968	1,183
Foreign currency translation adjustment	(211)	78

Balance, June 30	3,153	2,795
Payments	(1,410)	(1,496)
Adjustments to previously accrued amounts	53	(99)
Current period charges	1,148	102
Foreign currency translation adjustment	2	11

Total liability balance, September 30	2,946	1,313
Less long-term restructuring and severance liability	(453)	(91)

Current restructuring and severance liability	$2,493	$1,222

Note 10 — Share-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to the Company’s adoption of FAS 123R, several modifications were made to stock options. In March and May of 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than the current market price on the date of the acceleration. These options were accelerated principally because the Company believed that such options were not achieving their original objective of employee retention because they had exercise prices substantially in excess of the current market value of its stock. Secondarily, the options were accelerated to avoid recording future compensation expense with respect to such options in 2006 and thereafter under the required fair value method of FAS No. 123R. Options to purchase 1.2 million shares of the Company’s common stock were subject to the acceleration, and the weighted average exercise price of the options subject to the acceleration was $21.32 per share. Due to this acceleration, an additional $14.9 million was included in the Company’s pro forma stock-based compensation expense for the year ended December 31, 2005. In connection with a restructuring plan announced in June 2005, the Company amended the stock option grants for certain terminated employees to enhance their termination packages by extending the exercise period of vested stock options, which is normally three months from the date of termination. No compensation expense was recorded as the fair market value of the Company’s stock (the closing market price of its common stock on the date of the change) was less than the respective stock option exercise prices. In December 2005, the Company repriced 318,565 existing stock options to $5.96 per share and also issued 309,265 additional stock options at $5.96 per share (fair market price of the Company’s common stock on the date of issuance) that had immediate vesting, in order to enhance short-term retention and also to avoid future option expense charges.
     The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period), and no performance or service conditions, other than continued employment. The Company amortizes stock compensation cost ratably over the requisite service period.

     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Risk-free interest rate	4.1%	—	3.9%	4.6%
Expected dividend yield	0%	—	0%	0%
Volatility	87%	—	87%	64%
Expected life	6 years	—	5.8 years	4.3 years
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. For the nine months ended September 30, 2006, the expected term of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs, which approximates historical exercise practices. For the three and nine months ended September 30, 2005, the expected term of the option was based on an evaluation of the historical employee stock option exercise behavior, the vesting terms of the respective option and a contractual life of ten years. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the nine months ended September 30, 2006 is 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
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
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2006 and 2005. The 2005 expense represents acquisition-related stock-based compensation expense arising from the acquisition of OctigaBay Systems Corporation in April 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Cost of product revenue	$—	$15	$—	$44
Research and development, net	696	101	3,264	287
Sales and marketing	85	106	495	317
General and administrative	—	318	13	891

Total	$781	$540	$3,772	$1,539

     A summary of the Company’s 2006 year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	4,500,145	$16.56
Grants	35,530	8.18
Exercises	(344,429)	6.91
Cancellations	(967,676)	23.28

Outstanding at September 30, 2006	3,223,570	$15.48	6.1 years	$5.4 million

Exercisable at September 30, 2006	3,190,358	$15.55	6.1 years	$5.3 million

Available for grant at September 30, 2006	3,447,358

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third fiscal quarter of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $1.0 million and $1.4 million, respectively, for the three and nine months ended September 30, 2006. Weighted average fair value of options granted during the nine months ended September 30, 2006 was $4.43 per share. No options were granted during the three months ended September 30, 2006.
     At September 30, 2006, the Company had 537,445 unvested stock grants outstanding with a weighted-average grant-date fair value of $5.99 per share. Of the total number of unvested stock grants, none were granted during the three-month period ended September 30, 2006.
     As of September 30, 2006, the Company had $1.9 million of total unrecognized compensation cost related to nonvested stock options and unvested stock grants, which is expected to be recognized over a weighted average period of 1.0 years.
     The following table shows the pro forma effect on the Company’s net loss and net loss per share for the three and nine-month periods ended September 30, 2005, had compensation expense been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed by FAS 123 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	Sept 30, 2005	Sept 30, 2005
Net loss, as reported	$(10,250)	$(55,081)
Add:
Stock-based compensation included in reported net loss	781	3,772
Total stock-based compensation expense determined under fair value-based method for all awards	(2,406)	(23,295)

Pro forma net loss	$(11,875)	$(74,604)

Basic and diluted net loss per share:
As reported	$(0.46)	$(2.49)
Pro forma	$(0.54)	$(3.38)
Note 11 — Taxes
     The Company recorded a tax provision of $267,000 and $748,000 for the three and nine-month periods ended September 30, 2006, respectively, and $3,000 and $428,000 for the three and nine-month periods ended September 30, 2005, respectively. The expense recorded for both three and nine-month periods was related to foreign and certain state income taxes payable.

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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2005	2006	2005	2006	2005	2006
Three months ended September 30,
Product revenue	$31,071	$13,735	$2,214	$5,339	$33,285	$19,074
Service revenue	7,879	9,411	3,577	4,080	11,456	13,491

Total revenue	$38,950	$23,146	$5,791	$9,419	$44,741	$32,565

	2005	2006	2005	2006	2005	2006
Nine months ended September 30,
Product revenue	$64,974	$59,008	$34,822	$18,982	$99,796	$77,990
Service revenue	24,166	29,846	11,832	11,757	35,998	41,603

Total revenue	$89,140	$88,854	$46,654	$30,739	$135,794	$119,593

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $22.5 million and $81.0 million, respectively, for the three and nine months ended September 30, 2006, compared to $35.0 million and $73.4 million, respectively, for the three and nine months ended September 30, 2005. No other customer accounted for more than 10% of the Company’s revenue during any of the periods presented.
     There has been no material change in the balances of long-lived assets.
Note 13 — Foreign Currency Derivative
     In order to reduce the impact of foreign currency exchange rate risk related to a sales contract denominated in British pound sterling, the Company entered into a forward contract on February 6, 2006 with an original notional amount of £15 million to hedge anticipated cash receipts on the specific sales contract. The final cash receipts, which the Company is hedging, are expected to be received in early 2007.
     At June 30, 2006, the forward contract was designated as a cash flow hedge. Accordingly, interim changes in fair value will be recorded in “Accumulated other comprehensive income,” a component of shareholders’ equity. During the third quarter of 2006, the Company received some cash payments from the customer and reduced the notional amount of the forward contract to £3.7 million. As of September 30, 2006, the fair value of the forward contract was a gain of approximately $49,000.
Note 14 — Litigation
     In 2005 the Company and certain of its current and former officers and directors were named as defendants in class actions filed in the U.S. District Court for the Western District of Washington alleging certain federal securities laws violations in connection with certain of the Company’s public statements and filings. The Court consolidated the actions. On September 8, 2006, the Court entered judgment in favor of the defendants dismissing the consolidated action with prejudice.

     In 2005 two derivative actions were filed, and later consolidated, in the same Court against certain of the Company’s current and former officers and directors, asserting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On September 8, 2006, the Court entered judgment in favor of the defendants in the consolidated case, dismissing with prejudice claims based on alleged insider trading and dismissing without prejudice the remaining claims.
     In December 2005, two derivative actions were filed in the Superior Court of the State of Washington for King County against certain of the Company’s current and former officers and directors, and were later consolidated. The state court derivative plaintiff asserted allegations substantially similar to those asserted in the dismissed federal derivative action. On July 28, 2006, the Company and the defendants filed motions to dismiss the amended complaint. On November 1, 2006, the Superior Court approved plaintiff’s dismissal of this litigation without prejudice.
Note 15 — Shareholders’ Equity
     The activity in Shareholders’ Equity during the nine months ended September 30, 2006 is as follows (in thousands):

						Accumulated
	Common Stock		Exchangeable Shares			Other
	Number of		Number of		Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Income (Loss)	Deficit	Total
BALANCE, January 1, 2006	22,743	$422,691	20	$576	$(2,811)	$6,258	$(360,767)	$65,947
Issuance of shares under 401(k) plan	49	396						396
Issuance of shares under employee stock purchase plan	54	424						424
Exercise of stock options	344	2,381						2,381
Exchangeable shares converted into common shares	20	576	(20)	(576)				—
Adoption of FAS 123(R)		(2,811)			2,811			—
Stock-based compensation	46	1,539						1,539
Other comprehensive income:
Cash flow hedge						105		105
Foreign currency translation adjustment						2,590		2,590
Net loss							(20,802)	(20,802)

BALANCE, September 30, 2006	23,256	$425,196	—	$—	$—	$8,953	$(381,569)	$52,580

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
Overview and Executive Summary
     We design, develop, manufacture, market and service high performance computing (“HPC”) systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.
     We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and software capabilities that enable our systems to scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable software and very high speed interconnect and communications capabilities.
     In 2005, our management changed significantly with a new chief executive officer and new leaders in technology, engineering, finance, marketing, operations and customer support. Under our new management team, we have expanded our worldwide customer base, refined our product roadmap, established a lower operating cost model and sharpened our focus on execution to meet customer expectations and improve our financial operating results.
Market Overview, Trends and Challenges
     The most significant trend in the HPC market is the continuing expansion and acceptance in that market of low-bandwidth cluster systems using microprocessors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components, especially in capacity computing environments. These systems may offer higher theoretical peak performance for equivalent or lower cost. Vendors of such systems often put pricing pressure on us in competitive procurements.
     To compete against these systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based supercomputer being developed in our BlackWidow project and our new multithreaded supercomputer being developed in our Eldorado project. These systems, which focus on a narrower market than our scalar products, are expected to be available in 2007. One of our challenges is to broaden the markets for these products. We must add greater performance differentiation to our high-bandwidth massively parallel scalar products, such as the Cray XT3, Hood and successor systems, while balancing the business strategy trade-offs between using commodity parts, which are available to our competitors, and custom components, which are both expensive and time-consuming to develop.

Our Strategy
     We are focused on improving our financial results and increasing returns for our shareholders. Our operating goal is to become the leading provider of supercomputers in the markets we target and our financial goals include sustained annual revenue growth, annual operating income improvement and increased operating cash flows.
     Key elements of our strategy include:
     Gain Share in Our Core HPC Market. We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are primarily focused on the lower end of the HPC market where low-bandwidth cluster systems dominate. We plan to remain focused on the capability and enterprise segments of the HPC market.
     Maintain Focus on Execution and Profitability. We are committed to achieving sustained profitability on an annual basis. We intend to continue to refine our product roadmap, converge our technologies and development processes, improve our ability to deliver high quality products on time and on budget, and continue our commitment to financial discipline.
     Extend Technology Leadership. We are an innovation driven company in a technology driven market. We plan to maintain a technology leadership position by investing in research and development and partnering with key customers with interests aligned strongly with ours. We will rely in part on government funding for our research and development efforts. We intend to execute on our product roadmap and implement our Adaptive Supercomputing vision.
     Expand Total Addressable Market. Over time, we intend to leverage our technologies, customer base and Cray brand in new segments and expand our addressable market. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective markets outside of HPC.
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period, and for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and our longer-term Adaptive Supercomputing vision are efforts to increase product revenue. Product revenue varies significantly from quarter to quarter. Service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our overall product margins in 2004 and 2005 were not satisfactory, even adjusting for the effect of our low-margin Red Storm and Cascade development projects, which were included as product revenue. To be successful, we need to increase product gross margins, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible. Our medium-term objective is to achieve overall margins, as a percentage of revenue, from 35% to 40%, or better. Recent increases in gross margins have led to improved operational results.
     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of co-funded research and development. We had two major headcount reductions in 2005. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006, we have been successful in receiving increased levels of co-funding for our research and development projects. Our Defense Advanced Research Projects Agency (“DARPA”) Phase III proposal is in line with our long-term development path, although winning a DARPA Phase III award likely will result in increased gross and net research and development expenditures by us in future periods. If we are not successful in our proposal, our research and development costs will increase more significantly, at least in the short run. Our overall operating expenses have significantly decreased in the first nine months of 2006 compared to the comparable

2005 period, especially in research and development. Our mid-term objective is to have total operating expenses, as a percentage of revenue, to be in the range of 25% to 30%. This objective would be dependent on our ability to grow revenue in the future.
     Liquidity and cash flows. Due to the variability in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer term, in product development. We increased our cash levels in late 2005 and the first quarter of 2006. However, we have used approximately $2 million of cash for the nine months ending September 30, 2006 and may use cash in the fourth quarter of 2006. We have filed a registration statement to sell up to $80.0 million of common stock plus the underwriters’ option to purchase up to an additional $12.0 million of common stock to cover over-allotments, if any. This common stock offering is consistent with our goal to build our cash position to provide additional working capital and to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our consolidated financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and other intangible assets, income taxes, the accounting for loss contracts and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the consolidated financial statements of our 2005 Form 10-K and should be reviewed in conjunction with the accompanying consolidated condensed financial statements and notes as of September 30, 2006, as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including fair value allocation used in revenue recognition, percentage of completion accounting on the Red Storm contract, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets, assumptions used to determine fair value of stock options, as well as any fair value assessment, restructuring costs, deferred income tax assets, potential income tax assessments and contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
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
     Products. We recognize revenue from our product lines as follows:
•	Cray X1/X1E and Cray XT3 Product Lines. We recognize revenue from product sales upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line. We recognize revenue from product sales of Cray XD1 systems upon shipment to, or delivery to, the customer, depending upon contract terms, when we have no significant unfulfilled obligations stipulated by the contract, the price is fixed or determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when we have no unfulfilled obligations.
     Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.
     Services. Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. HPC service revenue is recognized as the services are rendered.
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
Inventory Valuation
     We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. We are nearing the end of the life cycle for the Cray XT3 product and have made certain estimates on the estimated future demand for this product. These estimates are subject to risk in the near term and could require a write-down of inventory if the estimated demand is lower than currently estimated.

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
Goodwill and Other Intangible Assets
     Approximately 21% of our total assets as of September 30, 2006, consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. in 2000 and our acquisition of OctigaBay Systems Corporation (“OctigaBay”) in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2006, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.
     As of September 30, 2006, we had approximately $140.8 million of deferred tax assets, of which $140.1 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations. For the nine-month periods ended September 30, 2006, and 2005 we recognized income tax expense of $748,000 and $428,000, respectively. Income tax expense in all periods was related to taxes due in foreign and certain state jurisdictions.
Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of September 30, 2006, our estimate of loss on the Red Storm contract was consistent with our estimate of such loss as of December 31, 2005, which was a cumulative loss of $15.3 million, all of which was recorded in prior periods. As of September 30, 2006 and December 31, 2005, the balance in the Red Storm loss contract accrual account was $3.0 million and $5.7 million, respectively, and is included in “Other accrued liabilities” in our unaudited condensed consolidated balance sheets.

Share-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Certain of the stock options granted in connection with the OctigaBay acquisition in 2004 had exercise prices below the fair market value of our common stock at the grant date and accordingly, we have recorded compensation expense over the vesting period based on the intrinsic value method.
     We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated.
     Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.
Recent Accounting Pronouncements
     In June 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.
     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.
     In September 2006 the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company has not yet determined the impact of applying FAS 158.
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and nine-month periods ended September 30, 2005 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Product revenue	$33,285	$19,074	$99,796	$77,990
Less: Cost of product revenue	29,005	13,927	96,567	58,703

Product gross margin	$4,280	$5,147	$3,229	$19,287

Product gross margin percentage	13%	27%	3%	25%

Service revenue	$11,456	$13,491	$35,998	$41,603
Less: Cost of service revenue	7,546	7,242	22,652	22,836

Service gross margin	$3,910	$6,249	$13,346	$18,767

Service gross margin percentage	34%	46%	37%	45%

Total revenue	$44,741	$32,565	$135,794	$119,593
Less: Total cost of revenue	36,551	21,169	119,219	81,539

Total gross margin	$8,190	$11,396	$16,575	$38,054

Total gross margin percentage	18%	35%	12%	32%
Product Revenue
     Product revenue for the three months ended September 30, 2006, and 2005 consisted of $17.8 million and $28.7 million, respectively, primarily from Cray X1/X1E systems, Cray XD1 systems, Cray XT3 systems and other products, as well as $1.3 million and $4.6 million, respectively, from our DARPA Phase II and Red Storm development projects. Product revenue for the nine months ended September 30, 2006, and 2005 consisted of $58.9 million and $84.5 million, respectively, primarily from Cray X1/X1E systems, Cray XT3 systems, Cray XD1 systems and other products, as well as $19.1 million and $15.3 million, respectively, from our DARPA Phase II and Red Storm development projects.
     We expect that product revenue for the fourth quarter of 2006 will improve significantly from the third quarter of 2006. Aproximately $40 million of product revenue is expected to be recognized in the fourth quarter of 2006 for which there is a reasonable possibility that some or all of which could be recognized in the first quarter of 2007 due to the timing of customer acceptances. If this were to occur, 2006 product revenue would be lower and 2007 product revenue would be positively impacted. We also expect to recognize revenue from one customer, Korea Meteorological Administration, of approximately $39 million in the fourth quarter of 2006.
     For the full year 2007, we expect strong product sales growth, offset in part by a nearly $20 million reduction in low margin development-related product revenue. The 2007 revenue level is dependent on the successful introduction of three new products over the next twelve months (code-named: Hood, Eldorado and BlackWidow). Due to the timing of these product introductions, the first quarter of 2007 is expected to be the weakest quarter of 2007 and the second half of 2007 should be stronger than the first half of 2007.
Service Revenue
     Service revenue for the three months ended September 30, 2006 increased $2.0 million or 18% compared to the same period in 2005 due to growth in maintenance revenues from new contracts. Service revenue for the nine months ended September 30, 2006 increased $5.6 million, or 16%, over the same period in 2005 for the same reason.

     Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. We recognize revenue ratably over the entire service period. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems. Overall service revenue may decline in 2007 due to a professional services contract ending in 2006.
Product Gross Margin
     Product gross margin improved 14 percentage points for the three-month period ended September 30, 2006 over the same period in 2005, and 22 percentage points for the nine-month period ended September 30, 2006, compared to the same period in 2005. These improvements in product gross margin were due to increased gross margins across all product lines, including lower charges for excess and obsolete inventory and no amortization of core technology intangible asset that was written off during the fourth quarter of 2005. Additionally, gross margins for the nine-month period ending September 30, 2005 were negatively impacted by an $8.0 million loss on the Red Storm project.
     Product gross margin will be adversely affected in the fourth quarter of 2006 by the relatively low margin on a large contract expected to be recognized in revenue. With minimal low-margin development-related product revenue expected in 2007 and the expected benefit of three new product introductions, overall product gross margins should increase.
Service Gross Margin
     Service gross margin improved 12 percentage points for the three months ended September 30, 2006, and improved 8 percentage points for the nine-month period ended September 30, 2006, over the respective 2005 periods due to the increase in maintenance revenue while essentially maintaining costs at 2005 levels. We expect service gross margin for the fourth quarter of 2006 to be between 38% to 45%.
     Service gross margin percentage for 2007 is expected to be down somewhat as revenue from high margin professional services is expected to decrease.
Research and Development Expenses
     Our research and development expenses for the three and nine months ended September 30, 2005 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Gross research and development expenses	$24,196	$24,095	$70,691	$76,303
Less: Amounts included in cost of product revenue	(4,905)	(1,546)	(14,441)	(16,658)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,819)	(12,857)	(23,318)	(36,367)

Net research and development expenses	$6,472	$9,692	$32,932	$23,278

Percentage of total revenue	14%	30%	24%	19%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phase II projects. Research and development expenses on our Red Storm and DARPA Phase II projects are reflected as cost of product revenue, and government co-funding on our other projects are recorded as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended September 30, 2006, net research and development expenses increased $3.2 million or 50% as compared to the same period in 2005 due principally to reduced funding for the DARPA Phase II project which ended on July 7, 2006, offset in part by co-funding received for the Eldorado project. For the nine-month period ended September 30, 2006, net research and development expenses decreased $9.7 million as compared to the same period in 2005 due to increased funding for the Cascade and BlackWidow projects.

     Assuming that we receive a timely DARPA Phase III award, net research and development expenses for the fourth quarter of 2006 could be lower than the third quarter of 2006 while we anticipate 2007 net research and development expenses to be up slightly from 2006 due to the cost-sharing portion of the DARPA award. If we are not an award recipient, or if the contract award is delayed, our 2006 fourth quarter and 2007 research and development expenses will be higher than anticipated. Net research and development expenses may also be higher in 2007, particularly in the second half, if the government ceases co-funding earlier than anticipated on our BlackWidow or Eldorado projects. We expect that in the fourth quarter of 2006 and in 2007, research and development co-funding will be recorded primarily as a reduction to research and development expense.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three and nine month periods ended September 30, 2005 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Sales and marketing	$5,778	$4,924	$19,951	$15,591
Percentage of total revenue	13%	15%	15%	13%
General and administrative	$3,617	$4,134	$12,491	$14,328
Percentage of total revenue	8%	13%	9%	12%
Restructuring and severance	$1,201	$3	$2,933	$1,290
Percentage of total revenue	3%	0%	2%	1%
     Sales and Marketing. The decrease in expenses for both the three and nine-month periods ended September 30, 2006, compared to the same periods in 2005, was primarily due to a decrease in headcount as a result of a reduction-in-force that took place in the second quarter of 2005. We expect sales and marketing expenses to increase in the fourth quarter due to increased sales commissions as a result of higher anticipated revenue and expenses related to a major supercomputing trade show, but decline for 2006 compared to annual 2005 levels due to reduced headcount, offset in part by re-establishment of full salaries for all of 2006. We expect that 2007 sales and marketing expenses will be slightly higher than 2006 levels primarily due to increased sales commissions on higher product sales.
     General and Administrative. General and administrative costs for the three months ended September 30, 2006 increased compared to the same period in 2005 due to increases in non-cash stock-based compensation, variable pay and retention compensation expenses. The increase in general and administrative costs for the nine months ended September 30, 2006 over the corresponding 2005 period was primarily due to an increase in non-cash stock-based compensation incurred in connection with restricted stock as well as an increase in expense for variable pay and retention compensation expenses, which were partially offset by a general headcount decrease and the effects of the reduction-in-force that occurred in the second quarter of 2005. We expect general and administrative expenses to remain modestly higher for the fourth quarter of 2006 compared to 2005 levels due to re-establishment of full salaries and our variable pay program, the executive retention and restricted stock grant programs instituted in December 2005. We expect 2007 general and administrative expenses to be similar to 2006 expense levels.
     Restructuring and Severance. Restructuring and severance charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During the second quarter of 2005, we implemented a worldwide reduction in workforce of 90 employees, or 10% of our worldwide workforce. In the fourth quarter of 2005, we implemented an additional reduction of 65 employees. For the three months ended September 30, 2006, restructuring and severance decreased to $3,000 from $1.2 million for the same period in 2005. For the nine months ended September 30, 2006, restructuring and severance was $1.3 million compared to $2.9 million for the comparable period in 2005.

Other Expense, net
     For the three months ended September 30, 2006 and 2005, we recognized net other expense of $92,000 and $254,000, respectively. For the nine months ended September 30, 2006 and 2005, we recognized net other expense of $2.0 million and $602,000, respectively. Other expense for the nine months ended September 30, 2006 was principally the result of a $1.6 million loss in fair value on our foreign currency derivative through June 30, 2006, while other expense for the nine months ended September 30, 2005 was principally the result of net foreign currency transaction losses. We expect the impact of the foreign currency loss recorded in 2006 related to the foreign currency derivative will be recovered when the revenue on the related product sale is recognized.
Interest Income (Expense)
     Our interest income and interest expense for the three and nine months ended September 30, 2005 and 2006 were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Interest income	$76	$460	$491	$1,574
Interest expense	(1,191)	(1,068)	(2,810)	(3,231)

Interest expense, net	$(1,115)	$(608)	$(2,319)	$(1,657)

     Interest income increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 as a result of higher average invested cash balances and higher short-term interest rates.
     Interest expense for both three-month periods ended September 30, 2006 and 2005 principally consisted of $600,000 of interest on our convertible notes. Additionally, we recorded non-cash amortization of capitalized issuance costs of $340,000 and $335,000, respectively. Interest expense for both nine-month periods ended September 30, 2006 and 2005 principally consisted of $1.8 million of interest on our convertible notes and $1.0 million and $672,000, respectively, of non-cash amortization of capitalized issuance costs. The amount of non-cash amortization of capitalized issuance costs was higher in 2006 than in 2005 because the line of credit agreement was entered into in May 2005.
Taxes
     We recorded tax expense of $267,000 and $748,000 for the three and nine months ended September 30, 2006, respectively, and $3,000 and $428,000 for the three and nine months ended September 30, 2005, respectively. The tax expense recognized in both 2006 and 2005 reflects estimated current and deferred foreign and state income tax expense.
Liquidity and Capital Resources
     Cash, cash equivalents and accounts receivable totaled $90.0 million at September 30, 2006, compared to $101.1 million at December 31, 2005; cash and cash equivalents decreased by $1.9 million while accounts receivable decreased by $9.2 million. At September 30, 2006, we had working capital of $42.7 million compared to $52.2 million at December 31, 2005.
     Net cash used by operating activities for the nine months ended September 30, 2006 was $2.2 million compared to $60.1 million for the same period in 2005. For the nine months ended September 30, 2006, cash used by operating activities was principally the result of our net loss for the period, an increase in inventory, partially offset by a decrease in accounts receivable and increases in deferred revenue and accounts payable. For the nine months ended September 30, 2005, cash used by operating activities was principally the result of our net loss for the period and increases in inventory and accounts receivable, partially offset by an increase in deferred revenue.
     Net cash used by investing activities was $2.1 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of $41.9 million for the respective 2005 period. Net cash used by investing activities for the nine months ended September 30, 2006 consisted primarily of purchases of property and equipment. Net cash provided by investing activities for the same period in 2005 consisted of net sales and maturities of short-term investments of $34.3 million and a decrease in restricted cash of $11.4 million, partially offset by $3.8 million of purchases of property and equipment.

     Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2006, compared to net cash used by financing activities of $273,000 for the respective 2005 period. Cash provided by financing activities for both periods was primarily cash received from the exercise of stock options and the issuance of common stock through our ESPP. In both years, these proceeds were offset by line of credit issuance costs and principal payments on capital leases.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Hood and successor systems to the Cray XT3 system and internally fund a portion of the expenses resulting from the anticipated DARPA Phase III award, interest expense and acquisition of property and equipment. As of September 30, 2006, our remaining fiscal year 2006 capital budget for property and equipment was approximately $4.0 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of September 30, 2006 (in thousands):

	Amounts Committed by Year
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years	Thereafter
Development agreements	$12,892	$11,997	$895	$—	$—
Capital lease obligations	63	63	—	—	—
Operating leases	7,034	3,164	3,734	136	—

Total contractual cash obligations	$19,989	$15,224	$4,629	$136	$—

     We have $80.0 million of outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”). The Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. Additionally, we have a two-year revolving line of credit for up to $30.0 million, which expires in May 2007. No amounts were outstanding under this line as of September 30, 2006. As of the same date, we were eligible to borrow $28.5 million against this line of credit; the borrowing limitation relates to restrictions from our cash flow hedge, open letters of credit and minimum required receivables balance.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine-month periods ended September 30, 2006, we incurred $4.4 million and $18.3 million, respectively, for such arrangements, and for the three and nine-month periods ended September 30, 2005, we incurred $6.7 million and $12.4 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter to quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, operations and credit facility. Even assuming acceptances and payment for large new systems to be sold and the benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, our cash flow may be negative for 2006 as a whole, including the fourth quarter of 2006, largely to support working capital requirements, although a wide range of results is possible.
     On September 29, 2006, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed underwritten public offering of up to $80 million of common stock plus the underwriters’ option to purchase up to an additional $12 million of common stock to cover over-allotments, if any. If successful, the Company expects to use the proceeds from the offering to fund working capital and for general corporate purposes, including product development and capital expenditures.

     We initiated our proposed public offering of common stock in order to raise cash to reduce our liquidity challenges. If that offering were not successful and if we were to experience a material shortfall in our plans, we would take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our operating results and available cash resources. The range of actions we could take includes, in the short-term, reducing inventory purchases and commitments, pursuing additional funding from investors, strategic partners, vendors or other financial sources and further reducing headcount-related expenses, although we can offer no assurance that these actions would be effective.
     We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. We believe these steps will generate sufficient cash to fund our operations for at least the next twelve months. Although we have filed a registration statement to sell our common stock, there can be no assurance that this offering will be successful or that we would be successful in the future to obtain additional funding. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Hood, BlackWidow and Eldorado systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See “Item 1A. Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 2006, we held a portfolio of highly liquid investments, all which were to mature in less than 90 days from the date of initial investment.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2006, we held a forward contract on £3.7 million (British pound sterling) to hedge anticipated cash receipts on a sales contract and a value-added tax receivable. As of September 30, 2006, the fair value of this contract was a gain of approximately $49,000. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2006, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $700,000.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In 2005 we and certain of our current and former officers and directors were named as defendants in class actions filed in the U.S. District Court for the Western District of Washington alleging certain federal securities laws violations in connection with certain of our public statements and filings. The Court consolidated the actions. On September 8, 2006, the Court entered judgment in favor of the defendants dismissing the consolidated action with prejudice.
     In 2005 two derivative actions were filed, and later consolidated, in the same Court against certain of our current and former officers and directors, asserting breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On September 8, 2006, the Court entered judgment in favor of the defendants in the consolidated case, dismissing with prejudice claims based on alleged insider trading and dismissing without prejudice the remaining claims.
     In December 2005, two derivative actions were filed in the Superior Court of the State of Washington for King County against certain of our current and former officers and directors, and were later consolidated. The state court derivative plaintiff asserted allegations substantially similar to those asserted in the dismissed federal derivative action. On July 28, 2006, we and the defendants filed motions to dismiss the amended complaint. On November 1, 2006, the Superior Court approved plaintiff’s dismissal of this litigation without prejudice.
Item 1A. Risk Factors
     In our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we set forth a detailed list of the risk factors we face with respect to our business and operations and to our Notes and our common stock under the caption “Item 1A. Risk Factors”. We have set forth below in detail the risk factors that pertain to our business and operations and, with respect to the risk factors that pertain to our Notes and Common Stock, we have updated those portions of the risk factors that required updating and have set forth the captions of such risk factors that we have not updated. Please refer to our 2005 Form 10-K for a full discussion of the risks covered by such captioned risk factors.
Risk Factors Pertaining to Our Business and Operations
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult. We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million, including an income tax benefit of $42.2 million substantially all of which came from the reversal of a valuation allowance against deferred tax assets. For 2004 we had a net loss of $207.4 million, including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets. For 2005 we had a net loss of $64.3 million, and for the first nine months of 2006 we had a net loss of $20.8 million.

          Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully selling the Cray XT3 system, including upgrades and successor systems, new products based on our BlackWidow and Eldorado projects, and the timing and funding of government purchases, especially in the United States;

•	the level of revenue recognized in any given period, particularly with very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	our expense levels, including research and development net of government funding, which may be affected by the level and timing of such funding;

•	the terms and conditions of sale or lease for our products;

•	whether we conclude that all or some part of our recorded goodwill has been impaired, which may be due to changes in our business plans and strategy and/or a decrease in our fair value, primarily based on the market value of our outstanding shares of common stock; and

•	the impact of expensing our share-based compensation under FAS 123R.
          The timing of orders and shipments impact our quarterly and annual results and are affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	timing and level of government funding for products and research and development contracts;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
            Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will vary significantly. Delays in product development, receipt of orders or product acceptances could have a substantial adverse effect on our results in 2006 and in future years.

          Failure to sell Cray XT3 and the Hood successor systems in planned quantities and at expected gross margins could adversely affect 2006 and 2007 revenue and operating results. We expect that a majority of our product revenue in 2006 will come from a limited number of sales of the Cray XT3 system and a successor system, code-named Hood, to governmental purchasers in the United States and overseas. We do not expect to complete development of the Hood system until the fourth quarter of 2006 at the earliest, and thus the planned completion of delivery, installation and customer acceptance late in the fourth quarter is at significant risk. We also face significant margin pressure for our Cray XT3 and Hood systems from other commodity processor-based products from competitors. If we fail to complete development of the Hood system in a timely manner or do not sell these systems in planned quantities and at expected gross margins, our 2006 and 2007 revenue and operating results would be adversely affected.
          The achievement of our business plan is highly dependent on increased product revenue and margins. In 2005, we had lower revenue and margins than anticipated for our principal products. Product revenue was adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third-party vendors. System stability issues on large systems could affect the timing of system acceptances, which would adversely affect our revenue, results from operations and cash flows. In the past, product margins have been adversely impacted by competitive pressures, lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory. We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which have resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completion of product development.
          To improve our financial performance, we need to receive higher margin orders, particularly for the Cray XT3 and the Hood successor system; deliver shipments of new products on time, particularly the Hood system in the fourth quarter of 2006; and limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin.
          Phase III of the DARPA HPCS program will affect our operations. Our proposal for Phase III of the DARPA HPCS program was submitted in early May 2006. In addition to ourselves, IBM and Sun Microsystems, the other participants in Phase II, also submitted proposals. Phase III awards are for the delivery of prototype systems by late 2010 and are expected to be in the range of $200 million to $250 million payable over approximately four years, with awardees to contribute a significant portion of the cost. We believe that there likely will be one or two awardees. Our 2006 and 2007 plans are based on a successful Phase III proposal. Winning a Phase III award likely will result in increased net research and development expenditures by us for our share of the cost-sharing portion of the program in certain future periods and could adversely affect our cash flow at times during the program. The Phase III awards have been delayed, and we now expect the outcome to be announced by the end of 2006. Depending on the outcome and timing of the Phase III award, our research and development expenses associated with our Cascade program may increase. If we choose not to participate or do not receive a Phase III award, we would look for alternative funding for all or some portion of our proposed development project, which may not be available, and we would need to revise our long-term development plans and possibly redeploy and/or reduce our engineering staff. We also may experience decreased customer confidence in us, particularly by U.S. governmental agencies. Our 2006 and 2007 expenses, particularly for research and development, would increase and our long-term revenue and operating results may be adversely affected.

          We face increased liquidity risks if we do not complete our proposed public offering. During 2005, we used $36.7 million of cash in operating activities to fund our operating loss, increased inventory purchases, increased accounts receivable and additional equipment purchases associated with the introduction of three new products. We increased cash in the second half of 2005 by approximately $37.5 million and approximately $23.9 million in the first quarter of 2006 and had cash of $69.9 million as of March 31, 2006. We have used approximately $25.7 million of cash during the second and third quarters of 2006 and we may use cash to fund our operations for the remainder of 2006, largely to support working capital requirements. Although our plans project that our current cash resources, including our credit facility, and cash to be generated from operating activities should be adequate for at least the next 12 months, we likely will face short-term dislocations between receipts and expenditures. Our plans assume customer acceptances and subsequent collections from several large customers, as well as cash receipts on new bookings. Delays in the development of the Hood system or delays in any planned system acceptances and payments could result in a significant liquidity challenge which may require us to pursue additional initiatives to reduce costs further, including reducing inventory purchases and commitments and headcount-related expenses and/or seeking additional financing. In addition, we may also face a liquidity challenge from success in our business plan. We have received and are pursuing several large volume orders which will require us to purchase inventory and build large systems, which will adversely affect our liquidity until those systems are delivered, accepted and paid for. As explained in the Risk Factor immediately above, winning a DARPA Phase III award could benefit cash flow in the short term and adversely affect our cash flow in the longer term, while failure to receive such an award likely will increase our 2006 expenses and could adversely affect our long-term revenue, earnings and cash flow. For all these reasons, there can be no assurance that we will be successful in our efforts to generate sufficient cash from operations. On September 29, 2006, we filed a registration statement on Form S-1 for a proposed underwritten public offering of common stock to raise cash to reduce the risks of such liquidity challenges. If for any reason we are not able to complete this public offering, another financing may not be available to us, or if available, it may not be on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities, could reduce the percentage ownership of our shareholders, resulting in additional dilution to our shareholders. In addition, the securities issued in a financing may have rights, preferences and privileges senior to the Notes and our common stock.
          Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of substantially all of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed, adversely affecting revenue and cash flow — these risks are accentuated during steep ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin manufacture of the redesigned components. In some cases, we may not be able to redesign such components. See also the Risk Factor captioned “We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and operating results,” below;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than are larger, well-established companies.
          Our products must meet demanding specifications. For example, integrated circuits must perform reliably at high frequencies to meet acceptance criteria. From time to time during 2004, 2005 and 2006 we incurred significant delays in the receipt of key components for the Cray X1E, Red Storm, Cray XT3, Hood and the Cray XD1 systems, which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected 2004 and 2005 revenue and margins, and, to the extent that we experience similar problems, such delays may adversely affect 2006 and future revenue and gross margins. We have also received parts that later proved defective, particularly for the Cray XD1 and Cray XT3 systems, which adversely affected our product and service margins and customer confidence.

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
          Our Cray XT3 and Cray XD1 systems utilize Advanced Micro Devices, Inc. (“AMD”) Opteron™ processors as will planned upgrade and successor products. If Intel, IBM or other microprocessor suppliers develop processors with greater capabilities, even for a short time, our Cray systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Eldorado project is based on custom processors manufactured for us by Taiwan Semiconductor Manufacturing Company. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
          We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and operating results. We have placed a last-time buy order for parts used to manufacture our Cray X1/X1E products; we expect to no longer produce the Cray XD1 after 2006 and must plan our inventory purchases accordingly, and we face a last-time buy deadline in early 2007 for a key component for our Cray XT3 and successor systems and our Eldorado and BlackWidow projects. Such last-time buy orders and inventory purchases must be placed before we know all possible sales prospects. In determining last-time buy orders and inventory purchases, we may either estimate low, in which case we limit the number of possible sales of products and reduce potential revenue, perhaps substantially, or we may estimate too high, and incur inventory obsolescence write-downs. Either way, our operating results would be adversely affected.
          Our inability to overcome the technical challenges of completing the development of our supercomputer systems would adversely affect our revenue and operating results in 2006 and beyond. Our success in 2006 and in the following years depends in part on completing development of hardware and software enhancements to the Cray XT3 systems and successfully completing, shipping and recognizing revenue for the Hood successor system in the fourth quarter of 2006. In 2007, we also must successfully and timely complete several key projects on our product roadmap, including the products based on our BlackWidow and Eldorado projects. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Engineering resources directed to solving current issues may adversely affect the timely development of successor or future products, and the volume of development issues to be resolved in a limited time may adversely affect the quality of the decisions being made. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources. Delays in successfully completing the design and production of the hardware components, including several custom integrated circuits and network components, delays in detecting and correcting, if possible, design errors in such integrated circuits and components and/or delays in developing requisite system software and needed software features and integrating and stabilizing the full systems would make it difficult for us to develop and market these systems timely and successfully and could cause a lack of confidence in our capabilities among our key customers. To the extent we uncover stability issues, whether for software or hardware, we may incur delays in passing acceptance tests, which would adversely affect our revenue, results of operations and cash flows, and may adversely affect the reputation of such systems in the market. Future sales of our products may be adversely affected. We have suffered significantly from product delays in the past, especially in 2004 and 2005, that adversely affected our financial performance, and we continue to incur some stability issues on our large installations. We may incur similar delays and stability issues in the future, which could adversely affect our revenue and operating results.
          If we are unable to compete successfully in the HPC market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Silicon Graphics, Inc. (“Silicon Graphics”), Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

          We also compete with systems builders and resellers of systems that are constructed from commodity components using microprocessors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other microprocessor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT3 systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors.
          Internationally we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, Silicon Graphics and NEC. While the first four companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. As in the United States, commodity HPC suppliers can offer systems with significantly better peak/price performance. Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any positive margin on such transactions, or to provide lease financing for our products, which would result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.
          Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in technology could make low bandwidth cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and reduce our revenue and operating results.

          To be successful, we need to increase differentiation of our Cray XT3 and successor systems. We are a comparatively small company. We have concentrated our product roadmap on building balanced systems combining highly capable processors with very high speed interconnect and communications capabilities throughout the entire computing system. We achieve performance differentiation from our competitors through our custom processors in our vector-based and multithreading products, although the markets for those products are limited in size. We need to establish greater performance differentiation from our competitors in our Cray XT3 and successor massively parallel products in order to command higher margins. The market for such products is larger but is replete with low bandwidth cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Many customers are able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, put pricing pressure on us in certain competitive procurements. Our long-term success may be adversely affected if we are not successful in establishing the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
          If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2002, approximately 79% of our product revenue was derived from sales to various agencies of the U.S. government; in 2003 and 2004, approximately 83% and 81%, respectively, of our product revenue was derived from such sales. In 2005 approximately 55% of our product revenue was derived from U.S. government sales, and in the first nine months of 2006, approximately 72% of our product revenue was derived from U.S. government sales. Our 2006 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
          If we lose government support for development of our supercomputer systems, our net research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our BlackWidow and Eldorado projects, which significantly reduces our reported level of net research and development expenses. To date, our development contracts for our BlackWidow and Eldorado projects are not funded fully. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay or decrease in other governmental support would cause a significant increase in net research and development expenses and adversely impact our operating results and our ability to implement our product roadmap.
          We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us, and such future claims, if proved, could require us to pay substantial damages or to redesign our existing products or pay fees to obtain a cross-license agreement. Regardless of the merits, any claim of infringement would require management attention and could be expensive to defend.
          If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Turnover of our research and development personnel was higher than normal for us in 2005 due to programmatic decisions and aggressive hiring pressure from competitors and other high technology companies, resulting in increased risks to our ability to complete product development projects on schedule. We need to develop and implement succession plans for key personnel, some of whom are approaching retirement age.
          Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain personnel, we offer equity compensation through stock options and restricted stock grants. However, potential employees may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
          Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems may reduce our service revenue and margins from maintenance service contracts. Our HPC systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts declined from approximately $95 million in 2000 to approximately $42 million in 2005. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products if we discover defective components in the field create additional pressure on service margins.
          U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. Occasionally we have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue.

          We may not meet the covenants imposed by our current credit agreement. We are subject to various financial and other covenants related to our line of credit with Wells Fargo Foothill, Inc. (“WFF”). If we were to fail to satisfy any of the covenants, we could be subject to fees and/or the possible termination of the credit facility. We failed to meet a financial covenant for 2005, which was waived by WFF. Termination of our credit facility could have an adverse impact on our liquidity.
          The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock. We have used share-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. We previously granted stock options to each new employee and to all employees on an annual basis. We believe we have structured these programs to align the incentives for employees with those of our long-term shareholders. We are reviewing our share-based compensation programs and their structure in light of the imposition of FAS 123R that became effective for us on January 1, 2006. In the past three fiscal years, as we have reported in the notes to our financial statements, our stock option program, as currently structured, would have added approximately $7 million to $26 million of additional non-cash expense annually. These estimates are based on use of the Black-Scholes valuation method. We recorded approximately $1.5 million as non-cash compensation expense in the first nine months of 2006 for stock options and unvested stock grants. We recently have granted some stock options to certain new employees with four-year vesting periods and have issued restricted stock grants to certain employees and officers, which will be recorded as an expense over the requisite service period. We do not know how analysts and investors will react to the additional expense recorded in our statement of operations rather than in the footnotes, and thus such additional expense may adversely affect the market price of our common stock.
          We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K. Such report must contain, among other items, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. In our amended 2004 Annual Report on Form 10-K/A, we identified and described a number of material weaknesses in our internal control over financial reporting, which required our assessment that our internal control over financial reporting was not effective, and our independent registered public accounting firm disclaimed an opinion with respect to our management’s assessment of our internal control over financial reporting as of December 31, 2004.
          Although we received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.

          We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our HPC systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XT3 and successor systems utilize software system variants that incorporate Linux technology. The SCO Group, Inc. has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes The SCO Group’s rights. It is possible that The SCO Group could assert a claim of infringement against us with respect to our use of Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about The SCO Group’s lawsuit and open source generally, we may be forced to protect our customers from potential claims of infringement by The SCO Group or other parties. In any such event, our financial condition and results of operations may be adversely affected.
          We also incorporate proprietary software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. These issues, if repeated, may result in additional expense by us in integrating this software more fully and/or loss of customer confidence.
          New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries have begun implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We decided not to ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. We believe we are RoHS-compliant with our Hood system scheduled for shipment in the fourth quarter of 2006. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and re- qualify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.
          A separate EU Directive on Waste Electrical and Electronic Equipment (“WEEE”) was scheduled to become effective in August 2005, but many EU member states have delayed its implementation. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are registering with those EU member states where our products are sold. Each EU member state is responsible for implementing the WEEE Directive and some member states have not yet established WEEE registrars or established or endorsed the recycling schemes required by the WEEE Directive. We are actively monitoring implementation of the WEEE Directive by the member states. Compliance with the WEEE Directive could increase our costs and any failure to comply with the WEEE Directive could lead to monetary penalties.
          Other jurisdictions are considering adoption of rules similar to the RoHS and WEEE regulations. To the extent that any such rules may be different than the RoHS and WEEE regulations, they may result in additional expense for us to redesign and qualify our products, and may delay us from shipping products into such jurisdictions.

          In 2005 we formed a new senior management team that must work together effectively for us to be successful. In 2005 we revamped our senior management team, obtaining the services of Margaret A. Williams as Senior Vice President responsible for research and development, Brian C. Henry as Executive Vice President and Chief Financial Officer, Jan C. Silverman as Senior Vice President responsible for corporate strategy and business development and Steven L. Scott as Senior Vice President and Chief Technology Officer, and Peter J. Ungaro was elevated to Chief Executive Officer. We also added a new vice president/corporate controller and a new vice president responsible for human resources. If our new management team, including any additional senior executives who join us in the future, is unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired. The loss of any key senior management could have a significant impact on our efforts to improve operating results.
          We may not be able to protect our proprietary information and rights adequately. We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will protect adequately those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Additionally, under certain conditions, the U.S. government might obtain non-exclusive rights to certain of our intellectual property. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.
Risk Factors Pertaining to our Notes and Our Common Stock
     Our indebtedness may adversely affect our financial strength. With the sale of the Notes, we incurred $80.0 million of indebtedness. As of September 30, 2006, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $30.0 million secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of September 30, 2006, we had approximately $28.5 million available for potential borrowing under this credit facility. The senior secured credit facility constitutes senior indebtedness with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities.
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
          The Notes are effectively subordinated to our secured indebtedness and are structurally subordinated to all indebtedness and other liabilities of our current and future subsidiaries. As of September 30, 2006, our subsidiaries had indebtedness and other outstanding liabilities of approximately $6.4 million.
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
          Our stock price is volatile.
          A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2006, we had outstanding:
•	23,255,597 shares of common stock;

•	warrants to purchase 1,334,852 shares of common stock;

•	options to purchase an aggregate of 3,223,570 shares of common stock, of which options to purchase 3,190,358 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.

          Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 537,443 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested. In addition, an aggregate of 538,012 shares beneficially owned by our executive officers and directors are subject to lock-up agreements with the underwriters for our proposed public offering of common stock and cannot be sold in the public market until the 91st day following the commencement of the offering, subject to a possible extension for up to 18 days in certain circumstances.
          Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at September 30, 2006, consisted of warrants to purchase 50,000 shares of common stock, with an exercise price of $6.60 per share, expiring on June 3, 2009, and warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events. We have registered the resale of the Notes and of the underlying common stock under the Securities Act of 1933, as amended (the “Securities Act”), which facilitates transferability of those securities. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

						Nine Months
	Year Ended December 31,					Ended Sept 30,
	2001	2002	2003	2004	2005	2006
	(In thousands, except for ratios)
Fixed Charges:
Interest expense	$1,976	$2,965	$213	$301	$4,203	$3,231
Portion of rental expense deemed to represent interest	166	185	195	209	207	132

Total fixed charges	$2,142	$3,150	$408	$510	$4,410	$3,363

Earnings:
Net income (loss)	$(35,228)	$5,403	$63,248	$(207,358)	$(64,308)	$(20,802)

Provision (benefit) for income taxes	994	2,176	(42,207)	59,092	(1,488)	748
Fixed charges	2,142	3,150	408	510	4,410	3,363

Total earnings (loss) for computation of ratio	$(32,092)	$10,729	$21,449	$(147,756)	$(61,386)	$(16,691)

Ratio of earnings to fixed charges(1)	—	3.4	52.6	—	—	—

(1)	The pretax net loss for the years ended December 31, 2001, 2004 and 2005, and the nine months ended September 30, 2006, was not sufficient to cover fixed charges by approximately $34.2 million, $148.3 million, $65.8 million and $20.1 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for these periods.

Item 6. Exhibits
12.1	Statement of Computation of Ratios

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Items 2, 3 and 4 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

November 9, 2006	/s/ PETER J. UNGARO

Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY

Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI

Kenneth D. Roselli
Chief Accounting Officer