Form 10-K
period 2006-12-31
CRAY INC
filed 2007-03-09
CIK 949158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non- accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2006, was approximately $224,200,000, based upon the closing price of $9.95 per share reported for such date on the Nasdaq Global Market System.

As of March 2, 2007, there were 32,397,023 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 16, 2007, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K
For Fiscal Year Ended December 31, 2006

Cray and Cray-1 are federally registered trademarks of Cray Inc., and Cray T3E, Cray X1, Cray X1E, Cray XT3, Cray XT4, Cray XMT and Cray XD1 are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

All numbers of shares of our common stock in this Annual Report on Form 10-K, as well as per share and similar calculations involving our common stock, reflect the one-for-four reverse stock split effected on June 8, 2006.

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

The risks, uncertainties and assumptions referred to above include the following: significantly fluctuating operating results with the possibility of periodic losses; the need for increased product revenue and margin, particularly from our Cray XT4 and successor massively parallel systems; completion of the development of the Cray XMT and BlackWidow systems in time for shipment and customer acceptances in late 2007; our reliance on third-party suppliers to build and timely deliver components that meet our specifications; the technical challenges of developing new supercomputer systems on time and budget; competitive pressures from established companies well known in the high performance computer market and system builders and resellers of systems constructed from commodity components; the timing and level of government support for supercomputer system purchases and development; a volatile stock price; our ability to attract, retain and motivate key employees and other risks that are described from time to time in our reports filed with the Securities and Exchange Commission (“SEC” or “Commission”), including but not limited to the items discussed in “Risk Factors” set forth in Item 1A below in this Annual Report on Form 10-K, and in subsequently filed reports.

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

We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and software capabilities that enable our systems to scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable software and very high speed interconnect and communications capabilities.

We focus our sales and marketing activities on government agencies, industrial companies and academic institutions that purchase high end HPC systems. We sell our products primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. Our supercomputer systems are installed at more than 100 sites in over 20 countries.

We were incorporated under the laws of the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our April 2000 acquisition of the Cray Research operating assets from Silicon Graphics, Inc. Our corporate headquarter offices are located at

411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, our telephone number is (206) 701-2000 and our website address is: www.cray.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or our other SEC reports and filings.

Our History

In many ways our current history began on April 1, 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from Silicon Graphics, Inc. (“SGI”) and renamed ourselves Cray Inc. Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. In early 2000 we were still in the development stage with limited revenue and approximately 125 employees, almost all of whom were located in our Seattle office.

Cray Research, Inc., founded in 1972 by Seymour Cray, pioneered the use of supercomputers in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. Cray Research introduced a series of vector-based systems with proprietary processors and leading high-bandwidth massively parallel systems using third-party processors. In 1996 SGI acquired Cray Research. In 1998 SGI and the Department of Defense (“DOD”) entered into a cost-sharing contract for the development of the Cray X1 system (then code-named the Cray SV2). In 1999 SGI announced that it would consider offers to purchase the Cray Research unit.

Cray Research Acquisition

On April 1, 2000, we acquired from SGI the Cray product lines, the Cray X1 development project and related cost-sharing contract, a worldwide service organization supporting Cray supercomputers installed at customer sites, integration and final assembly operations, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property.

Post-Acquisition Developments

Following the Cray acquisition, we integrated our approximately 900 employees into one company; we either had service, sales and other contracts assigned to us or entered into new contracts with customers and vendors; and we continued the development of the Cray X1 system and continued to sell the then-existing Cray products.

In 2001 and 2002 we focused our development efforts on the Cray X1 system; initial deliveries of the Cray X1 system began in late 2002. The Cray X1 system, designed for the high end of the supercomputer market, was the only new product we were selling in 2003 and the first three quarters of 2004. In 2004 we developed the Cray X1E system that significantly increased the system’s processor speed and capability. The first Cray X1E system customer shipment occurred at the end of 2004 and we plan to ship the last Cray X1/X1E system in the second quarter of 2007.

In mid-2002 we began our Red Storm development project with Sandia National Laboratories (“Sandia”) to design and deliver a new high-bandwidth, massively parallel processing supercomputer system. Working with Sandia, we developed and installed system software designed to run applications across the entire system of over 10,000 processors. After further upgrades in 2006, the Red Storm system was ranked as the second most powerful supercomputer in the world on the November 2006 “Top 500” list. The Red Storm project provided the development basis for a commercial product, our Cray XT3 system, targeting the need for highly scalable, high-bandwidth, commodity processor-based supercomputers. The Cray XT3 system initial customer shipment occurred in the fourth quarter of 2004, with full production ramp in the first half of 2005; in late 2006 we first shipped this system’s successor, the Cray XT4 system. We expect that the Cray XT4 system will provide a substantial majority of our product revenue in 2007 and that it and planned successor systems will be an important revenue contributor in succeeding years.

In mid-2002 we also began work under a contract awarded by the Defense Advanced Research Projects Agency (“DARPA”) pursuant to Phase I of its High Productivity Computing Systems (“HPCS”) program to develop a system capable of sustained performance in excess of one petaflops (1,000 trillion floating point operations per second), which we call our Cascade program. In mid-2003, we began Phase II (the research phase), which we completed in early July 2006. On November 21, 2006, we were awarded a $250 million contract from DARPA for Phase III, which calls for delivery of prototype systems by 2010. Our successful proposal was based on our Adaptive Supercomputing vision to expand the concept of hybrid computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. We believe the DARPA award validates our Adaptive Supercomputing vision. This award will co-fund our Cascade development project to implement this vision.

On April 1, 2004, we acquired OctigaBay Systems Corporation (“OctigaBay”), a privately-held company located in Burnaby, B.C., Canada. OctigaBay was developing a balanced, high-bandwidth system targeted for the midrange market. We renamed the OctigaBay product as the Cray XD1 system. Initial commercial shipments of the Cray XD1 system began late in the third quarter of 2004, with full production ramp in the first half of 2005. We expect to ship the final Cray XD1 system in the first half of 2007. We have incorporated many software features of the Cray XD1 system into our Cray XT4 system and certain features of the Cray XD1’s interconnect system will be incorporated into the Cray XT4’s successor, the code-named Baker system.

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

Industry Background

Since Seymour Cray introduced the Cray-1 system in 1976, supercomputers have contributed substantially to the advancement of knowledge and the quality of human life. Scientists and engineers typically require vast computing resources to address problems of major economic, scientific and strategic importance. Much of the development of new products and technologies, as well as improvements of existing products and technologies, would not be possible without the continued improvement of supercomputer computational speeds, interconnect technologies, scalable system software and overall performance.

The HPC Market

The overall server market is estimated by the International Data Corporation (“IDC”), in its reports entitled Worldwide and U.S. Server 2006-2010 Forecast and Worldwide Technical Computing Systems 2006-2010 Forecast, issued in April and May 2006, respectively, to have been $51.3 billion worldwide in 2005. According to these reports, the HPC market, which is a sub-sector of the overall server market, totaled $9.2 billion in 2005. We target the high end of the HPC market, which includes the capability segment and a portion of the enterprise segment, as these segments are defined by IDC. We believe our current total addressable market within these segments is approximately $1.5 billion in annual product sales.

The capability segment is characterized by intensive research and development necessary to deliver systems capable of solving the world’s largest and most demanding problems. The enterprise segment is composed primarily of systems meeting the high capacity requirements of many small and medium-sized technical applications running concurrently in a high-throughput mode of operation. Systems in these two market segments range in price from $1 million to $50 million or more.

Vendors that compete in the highest end of the HPC market must commit significant resources to develop proprietary technologies and computing elements to meet the exacting needs of their customers. We believe that the technical requirements and high costs required to compete in this market are significant barriers to entry. Many of our potential competitors focus on the lower segments of the HPC market. These segments comprise a larger market that is increasingly competitive and in which it is difficult for vendors to add significant value due to the commoditization of the products sold in that market.

Increasing Demand for Supercomputing Power

Supercomputer users are seeking answers to some of the world’s most complex problems in science and engineering. Addressing these challenges can require from 10 to up to 1,000 times or more the computing capability currently available with existing computer systems. Users require very large powerful computing resources that are massively scalable, flexible and manageable, and can deliver high levels of sustained performance.

We believe there are three principal factors driving the demand for supercomputing power: first, the increasing need for advanced design and simulation capability in industry, government agencies and weather and climate centers; second, continuing concerns about national security issues, heightened by an emphasis on terrorism prevention; and, third, the recognized national interests of many countries to advance scientific research to enable innovations to better compete globally and achieve breakthroughs in new energy technologies, biological systems, nanotechnologies, particle physics and other natural phenomena.

Design and simulation of new products before they are built are invaluable tools to improve time-to-market, product quality and differentiation for government, industrial and academic users. The need for supercomputers within government laboratories and agencies and industrial firms is driven by the increasingly complex application requirements of computer-aided engineering, full-systems analysis, material behavior in composite materials and real-time stress-strain behavior. Supercomputers are critical for increasingly refined simulations of both automotive and aeronautical performance dynamics. Weather forecasting and climate centers require supercomputers to process large volumes of data to produce more accurate short-term and medium-range forecasts and to further our understanding of the long-term impact of various pollutants on the environment and the effects of global warming.

Governments have a wide range of ongoing and yet unmet security needs, ranging from burgeoning cryptanalysis and data mining requirements to rapid and accurate analysis of data from a diverse and growing number of disparate sources. In addition, governments constantly seek better simulation and modeling of missiles and other weapons systems and the maintenance and reliability of nuclear stockpiles. They also use supercomputers to simulate real world battlefield conditions rapidly and in increasing levels of detail.

Competition between countries to acquire the best supercomputing technology to enhance their worldwide competitiveness has increased. The U.S. government and its various agencies have determined that it is in the best economic and security interest of the country to establish and maintain a leadership position in the development of supercomputing technologies. One such initiative is the DARPA HPCS initiative, under which we have received funding for our Cascade project since 2002 and have a contract to receive funding for our Cascade program through 2010. The DARPA program is designed to provide government support to develop breakthroughs in high productivity supercomputing systems for the national security and industrial user communities. This initiative has become increasingly important due to the trend towards commoditization in the HPC market, which is not expected to provide the advanced supercomputing capabilities necessary for the United States to achieve important goals and missions. Other countries such as Japan, China and members of the European Union also have programs in place to increase their worldwide competitiveness through the aggressive use of supercomputers.

Limitations of Existing and Emerging Solutions

Despite the demand for increased supercomputing power, systems capable of exploiting high end opportunities have become less common. Today’s HPC market is replete with low bandwidth cluster systems that are often limited in performance beyond certain system size and capability. These systems loosely link together, or cluster, multiple commodity servers using widely available processors by means of commercially available interconnect products.

With standard commercial interconnect components, low bandwidth cluster systems are not well-balanced — they may have fast processors, but performance is severely limited by the rate at which data can be moved throughout the system, such as to and from memory and among processors over the interconnection network. Because of the lack of specialized communication and software capabilities, these systems do not scale well — that is, as these systems grow in size their full system and per processor efficiencies degrade significantly. Additionally, as these systems grow in size, they may become unreliable because they lack the necessary management software and built-in hardware redundancies to minimize disruptions.

Low bandwidth cluster systems may offer higher theoretical peak performance, for equivalent cost, than do our systems, but often lack in sustained performance when running real applications at scale. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate; this measure is obtained simply by multiplying the number of processors by their peak-rated speed and the number of floating point operations per cycle it can compute, assuming zero communications bottlenecks or system inefficiencies. Sustained performance, always lower than peak, is the actual speed at which a supercomputer system runs an application program. The sustained performance of low bandwidth cluster systems on complex applications frequently is a small fraction, often less than 5% to 10%, of their theoretical peak performance — as these systems become larger, their efficiency declines even further, sometimes below 1% for the most challenging applications at scale.

The recent introduction of dual-core processors and planned quad-core and multi-core processors, which incorporate more than one processing core on the same integrated circuit, will further stress the capabilities of low bandwidth cluster systems, resulting in decreased per processor utilization due to the absence of balanced network and communication capabilities in such systems. Multi-core processors will also increase the power and cooling requirements for these systems, making packaging an increasingly critical element.

Given these limitations, low bandwidth cluster systems are better suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other, such as small problems and larger problems lacking communications complexity; users of such applications comprise the majority of the midrange and low end of the HPC market. The effectiveness of low bandwidth cluster systems in our target market, the high end of HPC, is limited today, and we believe will become increasingly more limited in the future.

Our Roadmap

We have concentrated our product roadmap on building balanced systems that are purpose-built for supercomputer users. These systems address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors, ease of use, and very high levels of sustained performance on real applications. We do this by designing supercomputers that combine highly capable processors, whether developed by us or by others, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased cooling, power and reliability requirements, and scalable software that enables performance and usability at scale.

Our supercomputers utilize components and technologies designed to support the demanding requirements of high end HPC users. In contrast, low bandwidth cluster system vendors use processors, interconnects and software designed to meet the requirements of the significantly larger general purpose server market and then attempt to leverage these commercially-oriented products into the HPC market. An important benefit of our purpose-built approach is significantly higher sustained performance on real applications, with actual application performance improvements on the order of 1.5 to 10 times that of our competitors. With our supercomputers, HPC users are able to focus on their primary objectives: advancing scientific discovery, increasing industrial capabilities and improving national security.

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and provide enhanced total costs of ownership;

•	custom hardware design of proprietary processors and interconnect systems;

•	flexibility of processor type, memory and network configuration and software tools developed towards implementation of our Adaptive Supercomputing vision; and

•	the Cray brand name, synonymous with supercomputing, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.

We expect the emergence of multi-core processors to be advantageous to us, complementing our technical strengths in networking, scaling software, and cooling and power management technologies. Additional cores will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system. Our balanced approach to system design will likely become increasingly critical in enabling customers to take advantage of the benefits of multi-core processing.

Our Target Market and Customers

Our supercomputer systems are installed at more than 100 sites in over 20 countries. Our target markets for 2007 and beyond principally include national security, scientific research, earth sciences, and computer-aided engineering, consisting primarily of automotive, aerospace and manufacturing companies. In certain of our targeted markets, such as the national security and scientific research markets, customers have their own application programs and are accustomed to using new, less proven systems. Other target customers, such as automotive and aerospace firms and some governmental agencies, require third-party application programs developed by independent software vendors running on more mature systems.

National Security.  Classified work in government agencies has represented an important customer market for us over many years. Certain governmental departments continue to provide funding support for our research and development efforts to meet their objectives. We expect long-term spending on national security and defense to increase. Current and target customers for our products include a number of Department of Defense-related classified customers, the National Nuclear Security Administration of the Department of Energy, and certain foreign counterparts.

Scientific Research.  Scientific research includes both unclassified governmental and academic research laboratories and centers. The Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are target customers. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration, and related agencies around the world.

Earth Sciences.  Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers doing weather and climate applications and we believe that the Cray X1E system installed at the Korea Meteorological Administration is currently the most powerful operational weather forecasting system in the world.

Computer-Aided Engineering.  Supercomputers are used to design lighter, safer and more durable vehicles, as well as to study wind noise and airflow around the vehicle, to improve airplane flight characteristics and in many other computer-aided engineering applications in order to improve time-to-market and product quality. We currently have customers in each of the automotive, aerospace and manufacturing areas.

Agencies of the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 48% of our 2006 revenue, 55% of our 2005 revenue and 74% of our 2004 revenue. Significant customers with over 10% of our annual revenue were the Korea Meteorological Administration and AWE Plc in 2006, Oak Ridge National Laboratory in 2005 and Sandia through the Red Storm project in 2004. International customers accounted for 48% of our total revenue in 2006, 32% of our total revenue in 2005 and 17% in 2004.

Recent Customer Contract Wins

We have had significant recent customer contract wins that we believe are indicative of the value that we bring to our customers. The following represent recently announced contract wins with deliveries scheduled in 2007 and beyond:

High End Computing Terascale Resources project, sponsored by the United Kingdom’s Engineering and Physical Sciences Research Council, is one of Europe’s largest and most ambitious HPC projects and will serve as the next generation HPC resource for the UK academic community. Pursuant to multi-phase contracts valued at $85 million for products, maintenance services and associated professional services, we expect to deliver, beginning in the third quarter of 2007, our Cray XT4 system, to be subsequently enhanced in 2008 with an integrated BlackWidow vector system. The contract also includes a next-generation Baker system to be delivered in 2009 that will further boost sustained application performance. The design leverages our Adaptive Supercomputing vision, which incorporates multiple supercomputing processor technologies into a single scalable system. The contracts were announced in February 2007.

The Engineer Research and Development Center (“ERDC”) of the U.S. Army Corps of Engineers located in Vicksburg, Mississippi, signed a multi-phase contract covering an upgrade to its existing Cray XT3 system to over 40 teraflops (40 trillion floating operations per second) in the first quarter of 2007 and a new Cray XT4 system with a peak performance of approximately 80 teraflops with delivery scheduled for late 2007. The two systems will secure ERDC’s position as one of the most capable HPC centers in the world and will be used by ERDC to support military and civil engineering projects in the United States and around the world on behalf of the DOD High Performance Computing Modernization Program. This contract win was announced in January 2007.

CSC Finland (“CSC-F”), the information technology center for science in Finland, will acquire a Cray XT4 system delivering over 70 teraflops of compute power. The system is being installed in stages, with the first delivery in late 2006 with deliveries continuing through 2008. CSC-F provides information technology infrastructure, skills and specialist services for universities, polytechnic colleges, research institutions and companies across Finland, and collaborates with various research institutions worldwide. The Cray XT4 system will be used for research in areas such as physics, chemistry, nanotechnology, linguistics, bioscience, applied mathematics and engineering. We understand that CSC-F selected the Cray XT4 system after an extensive acquisition process that involved surveying 35 different research groups, closely analyzing the available technologies and benchmarking competing systems. The contract was announced in October 2006.

National Energy Research Scientific Computing Center (“NERSC”), a laboratory of the U.S. Department of Energy’s Office of Science, awarded us a $52 million contract for products and services to deliver our Cray XT4 system in the first half of 2007, with options to purchase future equipment that could quadruple the performance of the system and boost performance to one petaflops and beyond. NERSC is one of the largest scientific computing facilities in the world devoted to providing computational resources and expertise for a broad base of unclassified research. We understand that our proposal was selected because of its price/performance and overall effectiveness, as determined by NERSC’s comprehensive evaluation criteria of more than 40 measures. This contract win was announced in August 2006.

Oak Ridge National Laboratory (“ORNL”), the largest laboratory of the Department of Energy’s Office of Science and its current “Leadership Computing” center, awarded us a $200 million contract for products and services to be provided in progressive upgrades to ORNL’s existing Cray XT3 supercomputer and future systems being developed under our Cray XT4 and Baker programs. The Baker system, planned for delivery in early 2009, is expected to provide peak performance of one petaflops. ORNL is an international leader in research areas that include neutron science, new energy sources, biological systems, nanoscale materials science and national security. This contract win was announced in June 2006.

Current Products and Products in Development

Our supercomputers provide capability, capacity and sustained performance far beyond typical server-based computer systems, allowing users to address challenging scientific and engineering computing problems. Purpose-built for the supercomputing market, our systems balance highly capable processors, highly scalable software and very high speed interconnect and communications capabilities. We plan to utilize increasingly common infrastructure, components and system software pursuant to our Adaptive Supercomputing vision. Our goal is to bring new products and/or major enhancements to market every 12 to 24 months.

The following table lists our current products and products in development by internal code names:

First
	Customer	Processor	Market	Representative
	Shipment	Technology	Segment	Applications

Current Products
Cray XT4	Q4 2006	AMD Opteron Dual and Quad-Core	Capability and Enterprise	Scientific research; nuclear stockpile stewardship; defense; structural engineering; computer-aided engineering
Cray XT3	Q4 2004	AMD Opteron Single and Dual-Core	Capability and Enterprise	Scientific research; nuclear stockpile stewardship; defense; structural engineering
Cray X1E	Q4 2004	Custom — Vector	Capability	National security; earth science; aerospace design
Cray XD1	Q3 2004	AMD Opteron Single and Dual-Core	Enterprise and lower	Crash testing; computational fluid dynamics; image processing
In Development
BlackWidow	Expected late 2007	Custom — Vector	Capability	National security; earth science; computational fluid dynamics
Cray XMT	Expected late 2007	Custom — Multithreaded	Capability and Data Analysis	National security; large, unstructured data sets; graph algorithms
Baker	Expected 2009	AMD Opteron Multi-Core	Capability and Enterprise	Scientific research; nuclear stockpile stewardship; defense; structural engineering; computer-aided engineering

Current Products

Cray XT4 System.  Our Cray XT4 system combines the capabilities of our Cray XT3 system and many software features of our Cray XD1 system to provide a next generation massively parallel processor supercomputer system. Our Cray XT4 system uses dual-core Opteron processors from Advanced Micro Devices, Inc. , (“AMD”) which are field-upgradeable to quad-core, running a lightweight Linux operating system and connected to our proprietary second generation high speed network. The Cray XT4 system is highly scalable and is designed to provide significant improvements in peak and sustained performance. We shipped our first Cray XT4 system in November 2006. We expect that the Cray XT4 system will provide a substantial majority of our 2007 product revenue.

Cray XT3 System.  The Cray XT3 system uses AMD single-core and dual-core Opteron processors connected via our proprietary high bandwidth interconnect network. It incorporates a massively parallel tailored operating system and a standards-based programming environment designed to deliver very high sustained application performance in configurations from 100 to over 30,000 processors. The Cray XT3 system, based on the Red Storm architecture we co-developed with Sandia, features a tightly integrated management system to provide high reliability and enable full-system applications to run to completion. We began shipments of early versions of the Cray XT3 system in the fourth quarter of 2004, with full production ramp in the first half of 2005. Our selling focus for the Cray XT3 system has covered a range of peak performance from one to over 100 teraflops. We are now concentrating our selling efforts on the successor system, the Cray XT4 system, and we expect that 2007 Cray XT3 system deliveries largely will be upgrades or additions to existing installed systems.

Cray X1E System.  In late 2002 we completed hardware development of the Cray X1 system, which incorporates in its design both vector and massively parallel processing capabilities. We commenced delivering production systems late in the fourth quarter of 2002 and had full production ramp in 2003. The Cray X1E system, first shipped in December 2004, nearly tripled the peak performance of the Cray X1 system per cabinet and featured one of the world’s most powerful processors, at 18 gigaflops. The last system shipment of the Cray X1/X1E supercomputer is expected to occur in the second quarter of 2007.

Cray XD1 System.  The Cray XD1 system, designed for the midrange HPC market, uses a Linux-based operating system in concert with our automated management infrastructure and provides the opportunity to accelerate application performance through the use of field programmable gate arrays. We plan to combine the capabilities of the Cray XD1 and Cray XT4 systems into our Baker system in development. We shipped our last multi-cabinet Cray XD1 system in the first quarter of 2007 and expect to complete deliveries of Cray XD1 systems in the first half of 2007.

Products in Development

BlackWidow.  Our BlackWidow program is directed at developing our next generation vector-based supercomputer as a successor to our Cray X1E system. The BlackWidow system is designed to provide major improvements in single thread scalar performance and overall price performance as measured on both peak and sustained bases. The BlackWidow system will be tightly coupled with our Cray XT systems so that the user sees a unified environment and file system across both products, representing an important step in our program towards providing a heterogeneous computing environment. The BlackWidow program is co-funded by the U.S. government.

Cray XMT.  Our Cray XMT program is directed at developing a third generation multithreaded supercomputer, which offers global shared memory and high latency tolerance, with 128 threads per processor. The Cray XMT system will utilize our Cray XT infrastructure and is a significant step towards implementing our Adaptive Supercomputing vision. The Cray XMT program is co-funded by the U.S. government.

Baker.  Our Baker program is directed at creating the successor to our Cray XT4 system and to extend our leadership position in massively parallel computing. The Baker system will utilize a new highly configurable interconnect system that combines the interconnect technologies of the Cray XT and Cray XD1 systems and next generation quad-core and multi-core AMD Opteron processors in a more densely packaged air and/or liquid-cooled cabinet. The Baker system is expected to provide beyond one petaflops peak performance. Our June 2006 contract with Oak Ridge National Laboratory was the first announced contract for a petaflops performance system and is based on our Baker system.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision supports the anticipated future needs of HPC customers. With Adaptive Supercomputing, we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application codes to the most appropriate processing elements — we expect this capability will enable programmers to write code in a more natural way. We believe the November 2006 DARPA $250 million award to us validates this vision, which was the center of our DARPA HPCS Phase III proposal.

Our Adaptive Supercomputing vision incorporates many of our technical strengths — system scalability, multiple processing technologies, including custom processors, and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a larger set of end-users.

Our Cascade development program implements our Adaptive Supercomputing vision by easing the development of parallel software codes, supporting global address space models which exploit shared memory and providing for new high productivity languages. We plan to develop an adaptive, configurable system that can match the attributes of a wide variety of applications, whether scalar, vector, multithreaded or other coprocessors (such as field programmable gate arrays) in order to maximize performance. Systems developed under the Cascade program will utilize single and multi-cabinet designs that can leverage a variety of network cards and processor blades, thus providing system flexibility. Our Cascade efforts are co-funded by the U.S. government through the November 2006 award to us under the DARPA HPCS program.

Technology

Our leadership in supercomputing is dependent upon the successful development and timely introduction of new products. We focus our research and development activities on designing system architecture, hardware and software necessary to implement our product roadmap.

Architecture

We believe we are the only company in the world with significant demonstrated expertise in four primary processor technologies: vector processing, massively parallel processing, multithreading and co-processing with field programmable gate arrays.

Cray Research pioneered the use of vector systems. These systems traditionally have a moderate number of very fast custom processors utilizing shared memory. Vector processing is the computation of a vector or string of numbers with a single operation. This technology has proven to be highly effective for many scientific and engineering applications in areas such as weather forecasting, cryptanalysis and computational fluid dynamics. Vector processing is the basis for our existing Cray X1E system and our successor BlackWidow product.

Massively parallel processing architectures typically link hundreds or thousands of commodity processors and local or distributed memory together in a single system. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. We focus on building systems with highly scalable architectures using high bandwidth interconnect networks. The Cray XT3, Cray XT4, Cray XD1 and the Baker systems are based on this architecture.

Multithreading is designed to provide latency tolerance by supporting a large number of executable threads per processor, and quickly switching to another thread when a thread waits for data to be computed or to return from global shared memory. These systems are particularly effective for irregular access to large data sets and graph-based algorithms. We are currently developing a third generation multithreading system as part of our Cray XMT project.

Field programmable gate arrays can be reconfigured or reprogrammed to implement specific functionality more suitably and more efficiently than on a general-purpose processor. The Cray XD1 system introduced the concept of reconfigurable computing with field programmable gate arrays to our product portfolio, and we have a roadmap that will bring reconfigurable computing to our Cray XT and successor systems.

Hardware

We have extensive experience in designing hardware components of HPC systems — processors, memory controllers, interconnect systems, I/O subsystems and cooling, power, and packaging infrastructures — and integrating them into a single system. Our hardware research and development experience includes:

•	Integrated circuit design. We have experience in designing custom and standard cell integrated circuits, including vector and multithreaded processors. Our processors and other integrated circuits have special features that let them use high available memory bandwidth efficiently.

•	High speed interconnect systems. We design high speed and high bandwidth interconnect systems using a combination of custom I/O circuits, high density connectors, carefully chosen transmission media and highly optimized logic.

•	Packaging and cooling. We use very dense packaging in order to produce systems with high processing capabilities and complementary bandwidth. This packaging generates more heat per unit volume. We use specialized cooling techniques to address this issue, including liquid cooling and high volume air cooling.

Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, and Seattle, Washington, offices.

Software

We have extensive experience in designing and developing software for HPC systems. This includes the operating system, the hardware supervisory system and the programming environment. Over time we plan to transition to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes:

•	Operating Systems. For our Cray XT3, Cray XT4 and Cray XD1 systems, we make use of and enhance commercially available versions of the Linux operating system. Additionally, on our Cray XT3, Cray XT4 and BlackWidow systems, we developed and support a lightweight kernel for the compute resources. On the Cray X1E and Cray XMT systems, we utilize and support separate UNIX-based operating systems. In the future, we anticipate that all of our systems will exploit the Linux operating system for all node architectures.

•	Hardware Supervisory Systems (“HSS”). For all of our systems, we provide a scalable hardware control infrastructure for managing hardware, including power control, monitoring of environmental data and hardware diagnostics. In the future, we anticipate providing a common HSS infrastructure for all of our systems.

•	Programming Environment. For our Cray XT3, Cray XT4 and Cray XD1 systems, we use commercially available compilers, libraries and tools. We also provide Cray developed libraries and tools that make our systems easier to optimize and more robust. For our Cray X1E, BlackWidow and Cray XMT systems, we develop our own compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value.

Our software personnel are located principally in our Mendota Heights, Minnesota and Seattle, Washington offices.

Services

Our worldwide service organization provides us with a competitive advantage and a predictable flow of revenue and cash. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, supported by a central service organization located in Chippewa Falls, Wisconsin, and Mendota Heights, Minnesota. In recent years, annual service revenue has ranged from approximately one-quarter to one-third of total revenue. Our support services include facility analysis, system installation, application porting, tuning and support, hardware maintenance and operating system support.

Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay monthly or quarterly. Customers may select levels of support and response times, ranging from parts only to 24 x 7 coverage with two-hour response.

Our Cray Technical Services offerings, which include product integration, advanced computer training, project management services, site engineering, application analyst support and customer hardware and software engineering, are provided on a project-by-project basis.

Sales and Marketing

We focus our sales and marketing activities on government agencies, industrial companies and academic institutions that purchase HPC systems. We sell our products primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. We serve smaller and remote markets through sales representatives and resellers. About half of our sales force is located in the United States and Canada, with the rest overseas.

A majority of our sales are driven by a formal request-for-proposal process for HPC systems. We utilize pre-sales technical experts to develop technical proposals that meet the customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products being proposed. For a majority of sales opportunities, the terms of our proposals, including system size, options, pricing and other commitments, are individually reviewed and approved by our senior executives. While we often tailor our supercomputer solutions for each customer, there is substantial commonality in the underlying components and systems, allowing us to mitigate potential impacts on manufacturing and procurement operations.

As government agencies and government funded scientific research institutions comprise a large portion of our customer base, our government programs office is an integral part of our overall sales and marketing strategy. Our government programs staff actively manages our relationship with U.S. government agencies and Congress.

Our marketing staff is responsible for product marketing, marketing communications and business development. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader set of prospects. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and marketing campaigns. Business development focuses on providing products and services to specific customer sets, such as earth sciences and computer-aided engineering.

Intellectual Property

We attempt to protect our trade secrets and other proprietary rights through formal agreements with our employees, customers, suppliers and consultants, and through patent protection. Although we intend to protect our rights vigorously, there can be no assurance that our contractual and other security arrangements will be successful.

Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. We have a number of patents and pending patent applications relating to our hardware and software technologies. While we believe our patents and applications have value, no single patent or group of patents is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products, vector processor computers and the Cray X1/X1E system. We have also entered into cross-license arrangements with other companies involved in the HPC industry.

See “We may not be able to protect our proprietary information and rights adequately” and “We may infringe or be subject to claims that we infringe the intellectual property rights of others” in Item 1A. “Risk Factors” below.

Manufacturing and Procurement

We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies, and provide a higher level of large scale system quality. We perform final system integration, testing and check out of our hardware systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin.

Our systems incorporate some components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key integrated circuits from IBM for our Cray X1E and Cray XT systems, from Texas Instruments Incorporated for our BlackWidow project and from Taiwan Semiconductor Manufacturing Company (“TSMC”) for our Cray XMT system, and processors from AMD for our Cray XT, Cray XD1 and successor systems. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. See “Our reliance on third-party suppliers poses significant risks to our business and prospects” in Item 1A. “Risk Factors” below.

Competition

The HPC market is very competitive. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain procurements.

Internationally, we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, Bull S.A., SGI and NEC. While the first five companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. As in the United States, commodity HPC suppliers can offer systems with significantly better peak/price performance on certain applications. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors.

We compete primarily on the basis of product performance, breadth of features, price/performance, scalability, quality, reliability, upgradeability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than our competitors, as we concentrate on supercomputing with products designed for the needs of this specific market. We offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the capability market. Our systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than low bandwidth cluster systems.

Employees

As of December 31, 2006, we had 768 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge at our website at www.cray.com as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of

Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation and Corporate Governance Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.	Risk Factors.

The following factors should be considered in evaluating our business, operations, prospects and common stock; they may affect our future results and financial condition and they may affect an investment in our securities.

Our operating results may fluctuate significantly and we may not achieve profitability in any given period.  Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the first half of 2007 to come from a few principal transactions, and a significant portion of our product revenue in late 2007 to come from upgrades to the Cray XT4 system utilizing quad-core AMD Opteron processors with new scalable system software as well as the Cray XMT and BlackWidow systems, each of which currently is in development. Delays in recognizing revenue from any of those transactions could have a material adverse effect on our operating results for those quarters, and could shift associated revenue, margin and cash receipts into a subsequent quarter or fiscal year.

We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million, including an income tax benefit of $42.2 million substantially all of which came from the reversal of a valuation allowance against deferred tax assets. For 2004 we had a net loss of $207.4 million, including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets. For 2005 we had a net loss of $64.3 million, and for 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income of $8.7 million in the fourth quarter.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	successfully selling the Cray XT4 system, including upgrades and successor systems, and new products based on our BlackWidow project and Cray XMT system, and the timing and funding of government purchases, especially in the United States;

•	the level of revenue recognized in any given period, particularly with very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing of revenue recognition;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	our expense levels, including research and development net of government funding, which may be affected by the level and timing of such funding;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our share-based compensation under Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”).

The timing of orders and shipments impact our quarterly and annual results and are affected by events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.

Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will vary significantly, and include losses. Delays in product development, receipt of orders or product acceptances could have a substantial adverse effect on our quarterly and full year results in 2007 and in future years.

Failure to sell Cray XT4 systems in planned quantities and at expected gross margins could adversely affect revenue and operating results in 2007 and future periods.  We expect that a substantial majority of our product revenue in 2007 will come from a limited number of sales of Cray XT4 systems in the United States and overseas. We shipped the first Cray XT4 system in late November 2006, and we received the first customer acceptance of a Cray XT4 system in the first quarter of 2007. We will require timely availability of quad-core AMD Opteron processors in the second half of 2007 and timely completion of scalable system software for large systems if we are to receive product acceptances planned for the fourth quarter of 2007. We also face significant margin pressure for our Cray XT4 system from competitors. If we do not sell these systems in planned quantities and at expected gross margins, our 2007 revenue and operating results would be adversely affected.

In order to command higher margins in 2007 and beyond, we need increased performance differentiation from our competitors in our Cray XT4 and Baker massively parallel products. The market for such products is larger but is replete with low bandwidth cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Potential customers may be able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, put pricing pressure on us in certain competitive procurements. Our long-term success may be adversely affected if we are not successful in maintaining the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.

Our inability to complete the development of our Cray XMT and BlackWidow supercomputer systems would adversely affect our revenue and operating results in 2007.  Our 2007 plan contemplates significant product revenue and gross margin from sales of the Cray XMT and our BlackWidow systems. These systems are still in development, and are not planned for general availability until late in 2007. These hardware and software development efforts are lengthy and technically challenging processes. We must re-spin integrated circuits for the BlackWidow system and the Cray XMT system. Delays in successfully completing the design and production of these hardware components, including several custom integrated circuits and network components; delays in detecting and correcting, if possible, design errors in such integrated circuits and components; and/or delays in developing requisite system software and needed software features and integrating and stabilizing the full systems would make it difficult for us to develop these systems timely and successfully in time for revenue recognition during 2007.

Our reliance on third-party suppliers poses significant risks to our business and prospects.  We subcontract the manufacture of a majority of all of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:

•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin manufacture of the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory. See also the Risk Factor captioned “We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and operating results,” below;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than are larger, well-established companies.

Our Cray XT4 and successor systems utilize AMD Opteron processors as will planned upgrade and successor products. Our performance in the fourth quarter of 2007 depends in part on the timely availability of quad-core Opteron processors from AMD, and a delay in availability of these processors could have a material adverse effect on our revenue, earnings and cash flow. To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our Cray systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XMT system is based on custom processors manufactured for us by TSMC. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.

Our products must meet demanding specifications. For example, integrated circuits must perform reliably at high frequencies to meet acceptance criteria. From time to time during the last three years, we incurred significant delays in the receipt of key components which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected revenue and margins in those years, and, to the extent that we experience similar problems in the future, such delays may adversely affect 2007 and future revenue and margins. We have also received parts that later proved defective, particularly for the Cray XD1 and Cray XT3 systems, which adversely affected our product and service margins and customer confidence.

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected.  Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2003, approximately 81% of our aggregate product revenue was derived from sales to various agencies of the U.S. government; in 2004, 2005 and 2006 approximately 81%, 55% and 45%, respectively, of our product revenue was derived from such sales. Our 2007 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations, domestic crises, and international political developments. The President signed a government fiscal year 2007 appropriations bill for most government departments and agencies, including the Department of Energy and the National Science Foundation, in mid-February 2007; it will take some time for individual agencies and projects to know the scope of their funding, and this delay and any resulting shortfall may adversely affect the level and timing of supercomputer acquisitions and the amount and timeliness of cash receipts in the remainder of this governmental fiscal year. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If we lose government support for development of our supercomputer systems, our net research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease.  A few government agencies and research laboratories fund a significant portion of our development efforts, including our BlackWidow, Cray XMT and Cascade projects, which significantly reduces our reported level of net research and development expenses. Our development projects for our BlackWidow and multithreaded projects are expected to be funded through September 2007 but the timing of current funding as well as future funding for these projects may be at risk. This could result in significant quarterly fluctuations in research and development expense. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay or decrease in other governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our operating results and our ability to implement our product roadmap.

Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years.  In addition to developing the Cray XMT and BlackWidow systems for general availability and scalable system software for quad-core Cray XT4 systems in the second half of 2007, we continue work on our product roadmap, including the Baker project as the successor to the Cray XT4 system and our Cascade program under the DARPA HPCS Phase III award to implement our Adaptive Supercomputing vision. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Engineering resources directed to solving current issues may adversely affect the timely development of successor or future products. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software or uncover stability issues, whether for software or hardware, our revenue, results of operations and cash flows, and the reputation of such systems in the market could be adversely affected. Future sales of our products may be adversely affected by any of these factors. We have suffered significantly from product delays in the past, especially in 2004 and 2005, that adversely affected our financial performance, and we continue to incur some stability issues typical of new large installations. We may incur similar delays and stability issues in 2007 and subsequent years, which could adversely affect our revenue and operating results in those periods.

The achievement of our business plan is highly dependent on increased product revenue and margins.  Product revenue in recent years has been adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third-party vendors. System stability issues typical of new large systems previously have affected the timing of system acceptances, which adversely affects our revenue, results of operations and cash flows. In the past, product margins have been adversely impacted by competitive pressures, lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory.

We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which have resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completion of product development. To improve our financial performance, we need to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin.

We face last-time buy decisions affecting all of our current products, which may adversely affect our revenue and operating results.  We placed last-time buy orders for parts used to manufacture our Cray X1/X1E and Cray XD1 products in 2006 and placed a last-time buy order in the first quarter of 2007 for a key component for our Cray XT4 and Cray XMT systems and our BlackWidow project. Such last-time buy orders and inventory purchases were placed before we could know all possible sales prospects for these products. In determining last-time buy orders and inventory purchases, we either may have estimated low, in which case we limited the number of possible sales of products and reduced potential revenue, perhaps substantially, or we may have estimated too high, and may incur inventory obsolescence charges. Either way, our operating results could be adversely affected. These last-time buy decisions adversely impact short-term cash flow and increase inventory because the items are paid for well in advance of customer revenue. For example, in the last three months we have placed orders for approximately $12.0 million of certain components for which we expect delivery in 2007 but do not expect to sell the major part of the products containing these components until sometime in 2008.

If we are unable to compete successfully in the HPC market, our revenue will decline.  The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT4 systems and successor products may be at a competitive disadvantage to systems utilizing such other processors.

Internationally we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, Bull S.A., SGI and NEC. While the first five companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. As in the United States, commodity HPC suppliers can offer systems with significantly better peak/price performance. Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer trade-in allowances or substantial discounts to potential customers, and engage in other aggressive pricing tactics, and we have not always been able to match these sales incentives. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any positive margin on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.

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

Phase III of the DARPA HPCS program will affect our operations.  Our proposal for Phase III of the DARPA HPCS program was accepted on November 21, 2006, for the development of our Cascade project. This award calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones, of which to date we have met one. If we do not meet any of the remaining milestones, our cash flows would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional action, and our Cascade development efforts would be adversely impacted if DARPA did not receive expected funding or decided to terminate the program before completion. We must contribute at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. This award likely will result in increased net research and development expenditures by us for the cost-sharing portion of the program and adversely affect our cash flow, particularly in the later years of the program.

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

Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems may reduce our service revenue and margins from maintenance service contracts.  Our HPC systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts declined from approximately $95 million in 2000 to approximately $42 million in 2005 while increasing to approximately $50 million in 2006. We expect that 2007 maintenance service revenue may decline from this level. We may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products if we discover defective components in the field create additional pressure on service margins.

Expansion of our Technical Services efforts could reduce our service margins.  We plan to expand our capabilities to deliver Cray Technical Services in 2007 through the addition of experienced managers and personnel and marketing of these services. These services usually are rendered on a project-by-project basis. To the extent that we incur additional expenses in this effort prior to receiving additional revenue, our service margins will be adversely affected.

The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock.  We have used share-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. In previous years we granted stock options to each new employee and to all employees on an annual basis, and in 2005 we vested almost all existing stock options. For 2003 through 2005, as we have reported in the notes to our financial statements, we estimated that our stock option and employee stock purchase programs, as then structured, would have added approximately $7 million to $26 million of additional non-cash expense annually. These estimates were based on use of the Black-Scholes valuation method, which provides significantly different values depending on certain assumptions. Beginning in 2006, in light of the adoption of FAS 123R, we awarded option and stock awards to a limited number of new employees and granted options and restricted stock to less than a majority of employees, almost all with four-year vesting periods. We also changed the purchase price under our employee stock purchase plan to 95% of the closing market price on the fourth business day after the end of each offering period in order to designate the plan as noncompensatory, and thereby avoid expense which would have otherwise been incurred under FAS 123R. We recorded approximately $2.1 million as non-cash compensation expense in 2006 for stock options and restricted stock grants, and anticipate that this amount will increase in future years. We do not know how analysts and investors will react to the additional expense recorded in our statements of operations rather than disclosed in the notes thereto, and thus such additional expense may adversely affect the market price of our common stock.

We may infringe or be subject to claims that we infringe the intellectual property rights of others.  Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us, and such future claims, if proved, could require us to pay substantial damages or to redesign our existing products or pay fees to obtain cross-license agreements. Regardless of the merits, any claim of infringement would require management attention and could be expensive to defend.

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

We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products.  The operating system software we develop for our HPC systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Furthermore, we might be forced to limit the features available in our current or future operating system software offerings. Our Cray XT4 and successor systems utilize software system variants that incorporate Linux technology. The SCO Group, Inc. has filed and threatened to file lawsuits against companies that operate Linux for commercial purposes, alleging that such use of Linux infringes its rights. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about this litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

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

We received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005 and 2006, although we reported material weaknesses and received a disclaimed audit opinion for 2004. Each year, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.

Our indebtedness may adversely affect our financial strength.  In December 2004 we sold $80.0 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”). Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, 2014, and 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of December 31, 2006, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $25.0 million cash secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of December 31, 2006, we had approximately $24.8 million available to borrow under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. Over time, the level of our indebtedness could, among other things:

•	increase our vulnerability to general economic and industry conditions, including recessions;

•	require us to use cash from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, including merger and acquisition opportunities;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.

We may not have the funds necessary to purchase the Notes upon a fundamental change or other purchase date and our ability to purchase the Notes in such events may be limited.  On December 1, 2009, December 1, 2014 and December 1, 2019, holders of the Notes may require us to purchase their Notes for cash. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. While our existing credit facility does not prohibit us from repurchasing any of the Notes, any subsequent credit facility may include such a covenant or a requirement for prior written consent from the lender. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. If a repurchase event occurs, we may require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture would constitute a default under our existing senior secured credit facility and could lead to defaults under other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.

We will require a significant amount of cash to repay our indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses.  Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs.

If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors.

Any reduction in operating expenses, reduction or delay in capital expenditures, or sale of assets may materially and adversely affect our future revenue prospects. In addition, we may not be able to raise additional equity capital or debt on commercially reasonable terms or at all. Any of the above actions may not provide sufficient cash to repay our indebtedness, including the Notes. In addition, our issuance of additional equity or debt that is convertible into equity could dilute our existing shareholders.

New environmental rules in Europe and other jurisdictions may adversely affect our operations.  In 2006 members of the European Union (“EU”) and certain other European countries have begun implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We decided not to ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. We believe we are RoHS-compliant with our Cray XT4 system which began shipping in the fourth quarter of 2006 and our Cray XMT and BlackWidow systems which we plan to ship for general availability in late 2007. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.

A separate EU Directive on Waste Electrical and Electronic Equipment (“WEEE”) was scheduled to become effective in August 2005, but many EU member states have delayed its implementation. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life or de-installation. We have begun to mark our products as required by the WEEE Directive and are registering with those EU member states where our products are sold. Each EU member state is responsible for implementing the WEEE Directive and some member states have not yet established WEEE registrars or established or endorsed the recycling schemes required by the WEEE Directive. We are monitoring implementation of the WEEE Directive by the member states. Compliance with the WEEE Directive could increase our costs and any failure to comply with the WEEE Directive could lead to monetary penalties.

Other jurisdictions are considering adoption of rules similar to the RoHS and WEEE regulations. To the extent that any such rules differ from the RoHS and WEEE regulations, they may result in additional expense for us to redesign and requalify our products, and may delay us from shipping products into such jurisdictions.

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

A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing.  As of December 31, 2006, we had outstanding:

•	32,236,888 shares of common stock;

•	1,334,852 shares of common stock issuable upon exercise of warrants;

•	3,867,415 shares of common stock issuable upon exercise of options, of which options to purchase 3,144,887 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 846,243 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested. In addition, an aggregate of 684,729 shares beneficially owned by our executive officers and directors are subject to lock-up agreements with the underwriters in connection with our December 2006 public offering and cannot be sold in the public market until March 14, 2007, which may be extended up to 18 days in certain events.

Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at December 31, 2006, consisted of warrants to purchase 50,000 shares of common stock, with an exercise price of $6.60 per share, which has since been exercised in full, and warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.

Provisions of our Restated Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult.  Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Bylaws provide for:

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the ability of our board of directors to issue preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	the right of shareholders to call a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on an amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995, or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures to nominate members for election to our board of directors.

These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party that is not approved by our Board of Directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of March 1, 2007, were as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	59,600
Mendota Heights, MN	Software development, sales and marketing	55,300

We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

We also lease a total of approximately 7,100 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 14,100 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2007.

Item 3.	Legal Proceedings

We have no material pending litigation, and we previously reported the termination of previous litigation in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

Item E.O.	Executive Officers of the Company

Our executive officers, as of March 1, 2007, were as follows:

Name	Age	Position

Peter J. Ungaro	38	Chief Executive Officer and President
Brian C. Henry	50	Executive Vice President and Chief Financial Officer
Christopher Jehn	63	Vice President
Kenneth W. Johnson	64	Senior Vice President, General Counsel and Corporate Secretary
Steven L. Scott	40	Senior Vice President and Chief Technology Officer
Jan C. Silverman	56	Senior Vice President
Margaret A. Williams	48	Senior Vice President

Our executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any of our directors, nominees for directors or executive officers.

Peter J. Ungaro has served as Chief Executive Officer and as a member of our Board of Directors since August 2005 and as President since March 2005; he previously served as Senior Vice President responsible for sales, marketing and services since September 2004 and before then served as Vice President responsible for sales and marketing from when he joined us in August 2003. Prior to joining us, he served as Vice President, Worldwide Deep Computing Sales for IBM since April 2003. Prior to that assignment, he was IBM’s vice president, worldwide HPC sales, a position he held since February 1999. He also held a variety of other sales leadership positions since joining IBM in 1991. Mr. Ungaro received a B.A. from Washington State University.

Brian C. Henry joined us in May 2005 as Executive Vice President and Chief Financial Officer. He has 20 years of experience as a technology company chief financial officer. Mr. Henry joined us after having served as Executive Vice President and Chief Financial Officer of Onyx Software Corporation, a full suite customer relationship management company, which he joined in 2001. He previously served from 1999 to 2001 as Executive Vice President and Chief Financial Officer of Lante Corporation, a public internet consulting company focused on e-markets and collaborative business models. From 1998 to 1999 he was Chief Operating Officer, Information Management Group, of Convergys Corporation, which he helped spin-off from Cincinnati Bell Inc., a diversified service company where he served as Executive Vice President and Chief Financial Officer from 1993 to 1998. From 1983 to 1993 he was with Mentor Graphics Corporation in key financial management roles, serving as Chief Financial Officer from 1986 to 1993. Mr. Henry received his B.S. from Portland State University and an M.B.A. from Harvard University where he was a Baker Scholar.

Christopher Jehn serves as Vice President responsible for government programs, a position he has held since joining us in July 2001. He served as the Assistant Director for National Security in the Congressional Budget Office from 1998 to 2001. From 1997 to 1998, he was a member of the Commission on Servicemembers and Veterans Transition Assistance, and also served in 1997 as the Executive Director of the National Defense Panel. Mr. Jehn was a Senior Vice President at ICF Kaiser International, Inc., from 1995 to 1997. Prior to 1995, he held executive positions at the Institute for Defense Analyses and the Center for Naval Analyses and served as Assistant Secretary of Defense for Force Management and Personnel from 1989 to 1993. He received a B.A. from Beloit College and a Master’s from the University of Chicago.

Kenneth W. Johnson serves as Senior Vice President, General Counsel and Corporate Secretary. He has held the position of General Counsel and Corporate Secretary since joining us in September 1997. From September 1997 to December 2001 he also served as Vice President Finance and Chief Financial Officer and he again served as Chief Financial Officer from November 2004 to May 2005. Prior to joining us, Mr. Johnson practiced law in Seattle for 20 years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. from Stanford University and a J.D. from Columbia University Law School.

Steven L. Scott has served as Senior Vice President since September 2005. He originally served as an employee, having joined Cray Research in 1992, through mid-July 2005, and rejoined us in September 2005. He was named as Chief Technology Officer in October 2004 and then again in September 2005. He is responsible for designing the integrated infrastructure that will drive our next generation of supercomputers. Prior to his appointment as Chief Technology Officer, Dr. Scott held a variety of technology leadership positions. He was formerly the chief architect of the Cray X1 system and was instrumental in the design of the Red Storm supercomputer system. Dr. Scott holds 17 U.S. patents in the areas of interconnection networks, cache coherence, synchronization mechanisms, and scalable parallel architectures. Dr. Scott has served on numerous program committees and as an associate editor for the IEEE Transactions on Parallel and Distributed Systems, and is a noted expert in HPC architecture and interconnection networks. In 2005 he was the recipient of both the Seymour Cray Computing Award from the IEEE Computer Society and the Maurice Wilkes Award from the Association of Computing Machinery. He received his B.S. in electrical and computing engineering, M.S. in computer science and Ph.D. in computer architecture all from the University of Wisconsin where he was a Wisconsin Alumni Research Foundation and Hertz Foundation Fellow.

Jan C. Silverman joined us in November 2005 as Senior Vice President responsible for corporate strategy and business development. In this capacity, he is responsible for our business and marketing strategies and leads our product management and marketing organizations. Mr. Silverman has 20 years of computer systems experience. From 1999 to 2005 he held senior marketing positions at SGI, including Senior Vice President Strategic Initiatives from 2004 to 2005, Senior Vice President and General Manager, Industry Solutions and Service Group in 2003, Senior Vice President Worldwide Marketing from 2000 to 2003 and Vice President Product Marketing responsible for servers, storage and graphics from 1999 to 2000. Before joining SGI, Mr. Silverman was with Hewlett-Packard from 1989 to 1999, holding senior product marketing positions in Hewlett-Packard’s server and workstation groups and also led its early Internet program and processor strategy. Prior to Hewlett-Packard, he was with Apollo Computer and Lockheed Martin in management and research and development positions. Mr. Silverman holds a B.S. from Rensselaer Polytechnic Institute and an M.S. in computer science from Lehigh University.

Margaret A. “Peg” Williams is Senior Vice President responsible for our software and hardware research and development efforts, including our current and future products and projects. Dr. Williams, who has more than 20 years of experience in the HPC industry, joined us in May 2005. From 1997 through 2005, she held various positions with IBM, including Vice President of Database Technology and Director and then Vice President of HPC Software and AIX Development. She also led the user support team at the Maui High Performance Computing Center from 1993 through 1996. From 1987 through 1993, Dr. Williams held various positions in high performance computing software development at IBM. Dr. Williams holds a B.S. in mathematics and physics from Ursinus College and an M.S. in mathematics and a Ph.D. in applied mathematics from Lehigh University.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq National Market under the symbol CRAY. On March 2, 2007, we had 32,397,023 shares of common stock outstanding that were held by 726 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low

Year Ended December 31, 2005:
First Quarter	$19.64	$8.32
Second Quarter	$11.00	$4.72
Third Quarter	$5.64	$3.40
Fourth Quarter	$6.92	$3.56
Year Ended December 31, 2006:
First Quarter	$10.16	$5.20
Second Quarter	$10.16	$5.88
Third Quarter	$14.36	$9.95
Fourth Quarter	$13.45	$8.36

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

			Number of Shares of
	Number of Shares of		Common Stock Available
	Common Stock to be	Weighted-Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in 1st Column)

Equity compensation plans approved by shareholders (1)	3,078,389	$15.78	2,680,895
Equity compensation plans not approved by shareholders (2)	789,026	$10.37	112,323

Total	3,867,415	$14.68	2,793,218

(1)	The shareholders approved our 1988, 1995 Independent Director, 1995, 1999 and 2003 stock option plans, our 2004 long-term equity compensation plan, our 2006 long-term equity compensation plan and our 2001 employee stock purchase plan; the 1988, the 1995 Independent Director and the 1995 stock option plans have been terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vest monthly over the twelve months after grant. In 2005, the vesting of all employee stock options with per share exercise prices of $5.88 or higher was accelerated; the vesting of stock options granted to non-employee directors and contractors was not accelerated. Most options granted in 2005 vested in full on or before December 31, 2005. Under the 2004 and 2006 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2006, under these option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 2,207,605 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 1,522,006 shares were available for such awards.

Under the 2001 employee stock purchase plan, all employees are eligible to participate. Effective December 16, 2005, the formula for determining the purchase price of shares under this plan was changed to 95% of the fair market value of our common stock on the fourth business day after the end of each offering period. The 2001 employee stock purchase plan covers a total of 1,000,000 shares; at December 31, 2006, we had issued a total of 526,710 shares under the 2001 plan and had a total of 473,290 shares available for future issuance. The first two columns do not include the shares to be issued under the 2001 employee stock purchase plan for the offering period that began on December 16, 2006 and will end on March 15, 2007, as neither the number of shares to be issued in that offering period nor the offering price are now determinable.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. At December 31, 2006, under the 2000 non-executive employee stock plan we had options for 731,342 shares outstanding and options for 112,323 shares available for future grant.

On April 1, 2004, in connection with the acquisition of OctigaBay, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 57,684 options outstanding as of December 31, 2006.

From time to time we have issued warrants as compensation to consultants and others for services without shareholder approval. As of December 31, 2006, we had no such warrants outstanding.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2006 not previously reported.

Issuer Repurchases

We did not repurchase any of our equity securities in the fourth quarter of 2006.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2001, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2006

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Cray Inc.	100.0	410.2	531.0	249.2	71.1	158.8
Nasdaq Stock Market (U.S.)	100.0	69.1	103.4	112.5	114.9	126.2
Nasdaq Computer Manufacturer Stocks	100.0	66.3	92.2	120.5	123.3	126.3

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except for per share data)

Operating Data:
Product revenue	$76,519	$175,004	$95,901	$152,098	$162,795
Service revenue	78,550	61,958	49,948	48,953	58,222

Total revenue	155,069	236,962	145,849	201,051	221,017

Cost of product revenue	41,187	97,354	104,196	139,518	124,728
Cost of service revenue	42,581	40,780	30,338	29,032	32,466

Total cost of revenue	83,768	138,134	134,534	168,550	157,194

Gross margin	71,301	98,828	11,315	32,501	63,823

Research and development, net	32,861	37,762	53,266	41,711	29,042
Sales and marketing	20,332	27,038	34,948	25,808	21,977
General and administrative	8,923	10,908	19,451	16,145	18,785
Restructuring, severance and impairment	1,878	4,019	8,182	9,750	1,251
In-process research and development charge	—	—	43,400	—	—

Income (loss) from operations	7,307	19,101	(147,932)	(60,913)	(7,232)

Other income (expense), net	3,104	1,496	(699)	(1,421)	(2,141)
Interest income (expense), net	(2,832)	444	365	(3,462)	(2,095)

Income (loss) before income taxes	7,579	21,041	(148,266)	(65,796)	(11,468)
Provision (benefit) for income taxes	2,176	(42,207)	59,092	(1,488)	602

Net income (loss)	$5,403	$63,248	$(207,358)	$(64,308)	$(12,070)

Net income (loss) per common share
Basic	$0.45	$3.77	$(9.95)	$(2.91)	$(0.53)

Diluted	$0.40	$3.25	$(9.95)	$(2.91)	$(0.53)

Weighted average outstanding shares
Basic	11,992	16,775	20,847	22,125	22,849

Diluted	13,604	19,465	20,847	22,125	22,849

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(8,689)	$(8,713)	$(52,656)	$(36,705)	$12,608
Investing activities	(5,992)	(41,169)	(29,908)	41,731	(27,372)
Financing activities	25,335	65,079	84,153	(137)	83,909
Depreciation and amortization	15,364	15,860	17,179	19,578	16,181
Purchases of property and equipment	6,038	6,599	12,518	3,982	2,611

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except for per share data)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$23,916	$74,343	$87,422	$46,026	$140,328
Working capital(a)	27,351	115,815	93,616	52,204	136,324
Total assets	145,245	291,589	310,504	273,005	337,503
Obligations under capital leases	393	152	823	154	31
Total debt	4,144	—	80,000	80,000	80,000
Shareholders’ equity	58,615	222,633	121,965	65,947	141,374

(a)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under Item 1A. “Risk Factors,” beginning on page 14. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Overview and Executive Summary

We design, develop, manufacture, market and service HPC systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.

We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and software capabilities that enable our systems to scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable software and very high speed interconnect and communications capabilities.

In 2005, our management changed significantly with a new chief executive officer and new leaders in technology, engineering, finance, marketing, operations and customer support. Under our new management team, we have expanded our worldwide customer base, refined our product roadmap, established a lower operating cost model and sharpened our focus on execution to meet customer expectations and improve our financial operating results. In early 2006 we announced our Adaptive Supercomputing vision to expand the concept of hybrid computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. We believe that our November 2006 $250 million award from the DARPA under its HPCS program validates our Adaptive Supercomputing vision. This award will co-fund our Cascade development project to implement this vision.

Summary of 2006 Results

Revenue increased by $20.0 million or 10% in 2006 from 2005 due to a $10.7 million increase in product revenue, principally from Cray XT3 system sales, and a $9.3 million increase in service revenue.

Loss from operations improved to a loss of $7.2 million in 2006 from a loss of $60.9 million in 2005. The improvement was primarily due to a $31.3 million increase in gross margin and a $22.4 million reduction in operating expenses driven by lower research and development and restructuring, severance and impairment costs.

Net cash provided by operations in 2006 was $12.6 million compared to a use of cash of $36.7 million in 2005. Cash balances, including restricted cash balances, increased $94.3 million during 2006 and we did not borrow amounts under our line of credit agreements. The increase in cash balances principally resulted from our public stock offering in December 2006 and cash from operations.

Market Overview and Challenges

The most significant trend in the high performance computing market is the continuing expansion and acceptance of low-bandwidth and cluster systems using processors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the high performance computing market, especially in capacity computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.

To compete against these systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based product being developed in our BlackWidow project and our new multithreaded Cray XMT system. These products, which focus initially on a narrower market than our commodity processor products, are expected to be available in late 2007. One of our challenges is to broaden the markets for these products. We must add greater performance differentiation to our high-bandwidth massively parallel commodity processor-based products, such as the Cray XT4 and successor systems, while balancing the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop.

Our Strategy

Our goal is to become the leading provider of supercomputers in the markets that we target. Key elements of our strategy include:

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

Maintain Focus on Execution and Profitability.  We are committed to achieving sustained profitability on an annual basis. We intend to continue to refine our product roadmap, converge our technologies and development processes, improve our ability to deliver high quality products on time and on budget and continue our commitment to financial discipline.

Extend Technology Leadership.  We are an innovation driven company in a technology driven market. We plan to maintain a technology leadership position by investing in research and development and partnering with key customers with interests aligned strongly with ours. We will rely in part on government funding for our research and development efforts. We intend to execute on our product roadmap and implement our Adaptive Supercomputing vision to realize the concept of supporting multiple processing technologies within a single, highly scalable Linux-based system.

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

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.  Product revenue generally constitutes the major portion of our revenue in any reporting period, and for the reasons discussed elsewhere in this Annual Report on Form 10-K is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and our longer-term Adaptive Supercomputing vision are efforts to increase product revenue. Product revenue varies significantly from quarter to quarter. Service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross margins.  Our overall product margins in 2006 were 23%. After adjusting for the effect of our low-margin Red Storm and DARPA Phase II development projects, which were included as product revenue, overall product margins were 26%. To be successful, we need to increase product gross margins, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible. Our mid-term objective is to achieve overall margins, as a percentage of revenue, from 35% to 40% or better. Recent increases in gross margins have led to improved operational results.

Operating expenses.  Our operating expenses are driven largely by headcount, contracted research and development services and the level of co-funded research and development. We had two major headcount reductions in 2005. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006 we received increased levels of co-funding for our research and development projects. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award likely will result in some increase in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our overall operating expenses significantly decreased in 2006 compared to 2005, especially in research and development. Our 2006 operating expenses, excluding cost of revenue, as a percent of revenue were 32%, compared to 46% in 2005. Our mid-term objective is for operating expenses, as a percentage of revenue, to be in the range of 25% to 30%. Meeting this objective is dependent on our ability to increase revenue in the future.

Liquidity and cash flows.  Due to the variability in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Our December 2006 common stock offering is consistent with our goal to build our cash position to provide additional working capital and to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.

Critical Accounting Policies and Estimates

This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, accounting for loss contracts and stock-based compensation. We believe these accounting policies and others set forth in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting on the Red Storm contract, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and assessments of fair value, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. We record revenue in our Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

Products.  We recognize revenue from our product lines as follows:

•	Cray X1/X1E and Cray XT3/XT4 Product Lines. We recognize revenue from product sales upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line. We recognize revenue from product sales of Cray XD1 systems upon shipment to, or delivery to, the customer, depending upon contract terms, when we have no significant unfulfilled obligations stipulated by the contract, the price is fixed or determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when we have no unfulfilled obligations.

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

Services.  Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from Cray Technical Services is recognized as the services are rendered.

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

Inventory Valuation

We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. For example, we have placed a last-time buy order on a key component for our Cray XT4 and Cray XMT systems and BlackWidow project. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. We are nearing the end of the life cycle for the Cray XT3 system and have made certain estimates of the future demand for this product. These estimates are subject to risk in the near term and could require a write-down of inventory if the actual demand is lower than currently estimated. During 2006, we wrote-off approximately $1.3 million of Cray XT3 inventory deemed in excess of current demand.

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

Goodwill and Other Intangible Assets

Approximately 17% of our total assets as of December 31, 2006 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from SGI in 2000 and our acquisition of OctigaBay in April 2004. We no longer amortize goodwill associated with these acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2007, and determined that our recorded goodwill was not impaired.

The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.

In connection with our 2004 acquisition of OctigaBay, we assigned $6.7 million of value to core technology. In December 2005 we announced plans to further integrate our technology platforms, and combine the Cray XD1 and the Cray XT3 products into a unified product offering. We determined that the core technology asset was impaired and recorded a charge of $4.9 million charge in 2005 to “Restructuring, Severance and Impairment” in the Consolidated Statements of Operations. In connection with this charge, we reversed the remaining deferred tax liability of $1.5 million that was established in the purchase accounting as amortization of this intangible asset was not deductible for income tax purposes.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes (“FAS 109”), a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.

The provision for or benefit from income taxes represents taxes payable or receivable for the current period plus the net change in deferred tax assets and liabilities and valuation allowance amounts during the period. In 2003, we reversed $58.0 million of the valuation allowance against deferred tax assets, principally U.S. loss carryforwards, based primarily upon our consideration of our most recent profitable operating performance as well as our reasonably expected future performance. Based upon our judgment of the positive and negative evidence, we concluded that we would more likely than not be able to utilize most of our net deferred tax asset. In late 2004, we established a valuation allowance and recorded an income tax expense of $58.9 million based on our losses from operations in 2004 and based on our revised projections indicating continued challenging financial results. Based upon our most recent negative operating results, which we consider as a strong indicator of our future ability to utilize our deferred tax assets, we established a valuation allowance on certain deferred tax assets, principally U.S. loss carryforwards, created during 2006 in accordance with FAS 109.

As of December 31, 2006, we had approximately $140.7 million of deferred tax assets, against which we provided a $140.0 million valuation allowance. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations. For the years ended December 31, 2006, and 2005 we recognized income tax expense of $602,000 and income tax benefit of $1.5 million, respectively. Income tax expense in all periods was related to taxes in foreign and certain state and local jurisdictions.

Accounting for Loss Contracts

In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of December 31, 2006, our estimate of loss on the Red Storm contract was consistent with our estimate of such loss as of December 31, 2005, which was a cumulative loss of $15.3 million, all of which was recorded in prior periods. As of December 31, 2006 and 2005, the Red Storm loss contract accrual balance was $157,000 and $5.7 million, respectively, and is included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Research and Development Expenses

Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized as an offset to research and development expenses as performance is estimated to be completed and is measured as milestone achievements or as costs are incurred.

We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement.

We classify amounts to be received from funded research and development projects as either revenue or a reduction to research and development expense, based on the specific facts and circumstances of the contractual arrangement, considering total costs expected to be incurred compared to total expected funding and the nature of the research and development contractual arrangement. In the event that a particular arrangement is determined to represent revenue, the corresponding research and development costs are classified as cost of revenue.

Share-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of FAS 123R. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Certain of the stock options granted in connection with the OctigaBay acquisition in 2004 had exercise prices below the fair market value of our common stock at the grant date and accordingly we have recorded compensation expense over the vesting period based on the intrinsic value method.

We adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated.

Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to be significant but it will require us to provide additional disclosures about tax uncertainties.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS 157 to have a significant impact on our financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted FAS 158 as of December 31, 2006, and this adoption did not have a material impact on our financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting FAS 159 on our financial statements.

Results of Operations

Revenue and Gross Margins

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2004	2005	2006

Product revenue	$95,901	$152,098	$162,795
Less: Cost of product revenue	104,196	139,518	124,728

Product gross margin	$(8,295)	$12,580	$38,067

Product gross margin percentage	(9)%	8%	23%

Service revenue	$49,948	$48,953	$58,222
Less: Cost of service revenue	30,338	29,032	32,466

Service gross margin	$19,610	$19,921	$25,756

Service gross margin percentage	39%	41%	44%

Total revenue	$145,849	$201,051	$221,017
Less: Total cost of revenue	134,534	168,550	157,194

Total gross margin	$11,315	$32,501	$63,823

Total gross margin percentage	8%	16%	29%

Product Revenue

Product revenue in 2006 increased $10.7 million, or 7%, over 2005 due to increased sales of Cray XT3 systems which offset sales decreases of Cray X1E and Cray XD1 systems. Revenue from the DARPA Phase II and Red Storm development projects totaled $21.4 million in 2006 compared to $22.1 million in 2005.

The increase in 2005 product revenue over 2004 levels was due to increased sales of all three of our principal products, the Cray X1E, the Cray XT3 and the Cray XD1 systems. In 2005 we recorded approximately $22.1 million in product revenue from the DARPA Phase II and Red Storm development projects which was a reduction of $27.4 million compared to 2004 due to reduced expenditures and associated revenue, in particular on the Red Storm development project.

For the full year 2007, we expect strong product sales growth, offset in part by a nearly $20 million reduction in low margin development-related project revenue. The 2007 revenue level is dependent on the success of the Cray XT4 system and the timing and success of the Cray XMT and BlackWidow systems. The Cray XT4 system is currently available with an upgrade to quad-core processors and system software expected to be available in the second half of 2007 while the Cray XMT and BlackWidow systems are not expected to reach general availability until late 2007.

Service Revenue

Service revenue for 2006 increased $9.3 million, or 19%, over 2005, due to a growth in maintenance revenue from new contracts and revenue from Cray Technical Services. Service revenue in 2005 decreased slightly from 2004 due to lower revenue on maintenance contracts as older systems were withdrawn from service. Revenue from Cray Technical Services in 2005 increased by $2.8 million from $3.7 million in 2004 due principally to a service contract to refurbish certain components for a customer.

While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems. Overall service revenue may decline in 2007 due to the end of a Cray Technical Services refurbishment contract in 2006.

Product Gross Margin

Product gross margin improved 15 percentage points for 2006 compared to 2005. This improvement in product gross margin was due to increased gross margins across all product lines, including lower charges for excess and obsolete inventory and no amortization of core technology intangible assets that were written off during the fourth quarter of 2005. Additionally, gross margins for 2005 were negatively impacted by a $7.7 million loss on the Red Storm project.

Product gross margin in 2005, although improved compared to 2004, was impacted by several factors, including higher sales of the lower margin Cray XD1 product, a $7.7 million charge for a change in the estimate to complete the Red Storm project due principally to the addition of hardware deliverables to settle contract and performance issues, and $5.8 million of charges for inventory write-downs, which included scrap and obsolete inventory.

The Red Storm and DARPA Phases I and II research and development costs, totaling $19.8 million, $28.6 million and $57.3 million in 2006, 2005 and 2004, respectively, are reflected on our financial statements as cost of product revenue and the related reimbursements are recorded in our financial statements as product revenue. Excluding these low margin development projects, product gross margin would have been 26%, 15% and (1%), respectively.

Revenue for 2006, 2005 and 2004 included $256,000, $2.1 million and $498,000, respectively, from the sale of obsolete inventory recorded at a zero cost basis. In 2005, this amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of our legacy systems.

With minimal low-margin, development-related product revenue expected in 2007 and the expected benefit of three new product introductions, overall product gross margins should increase in 2007 as compared to 2006.

Service Gross Margin

Service gross margin improved 3 percentage points in 2006 compared to 2005 due to the increases in maintenance and Cray Technical Services revenue while increasing costs at a lower rate.

In both 2005 and 2004, our service gross margin was favorably impacted by high margin Cray Technical Services contracts, service cost reductions implemented in the fourth quarter of 2003 and the second half of both 2004 and 2005, and the lower amortization expense of legacy spare parts inventory, offset in 2005 in part by increased costs incurred to achieve customer acceptances of large Cray XT3 systems.

Service gross margin percentage for 2007 is expected to decrease somewhat from 2006 levels as revenue from certain high margin Cray Technical Services contracts is expected to decrease, and we expect to incur additional costs associated with expanding our Cray Technical Services offerings.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands):

	December 31,
	2004	2005	2006

Gross research and development expenses	$98,843	$96,257	$99,061
Less: Amounts included in cost of product revenue	(22,970)	(19,724)	(17,012)
Less: Reimbursed research and development (excludes amounts in revenue)	(22,607)	(34,822)	(53,007)

Net research and development expenses	$53,266	$41,711	$29,042

Percentage of total revenue	37%	21%	13%

Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phases I, II and III projects. Research and development expenses on the Red Storm and DARPA Phases I and II projects are reflected in our Statements of Operations as cost of product revenue, and government co-funding on our other projects, including DARPA Phase III, is recorded in our Statements of Operations as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

We have received increased government co-funding each period. For 2006, net research and development expenses decreased as compared to 2005 due principally to increases in reimbursement for our BlackWidow, Cray XMT and DARPA projects and reduced research and development expenses for the Cray XD1 product line which was offset by a $2.8 million charge related to an intellectual property license agreement.

In 2005, net research and development expenses decreased as compared to 2004 due to increased government funding for our BlackWidow project, and the effect of a pay reduction program in the second half of 2005, partially offset by option expense as we accelerated vesting on options issued in connection with the OctigaBay acquisition at the beginning of the second quarter in 2004.

We anticipate both gross research and development expenses and the total level of government funding to increase in 2007, with net research and development expenses likely higher than 2006 levels due to the cost-sharing portion of the DARPA Phase III award, with possible further increases in net research and development expenses if the U.S. government ceases co-funding on our BlackWidow or Cray XMT projects earlier than anticipated. We expect that research and development co-funding, including amounts under the DARPA Phase III, BlackWidow and Cray XMT funding agreements, will be recorded as a reduction to research and development expense in 2007, based on contract-specific terms.

Other Operating Expenses

Our sales and marketing, general and administrative and restructuring, severance and impairment charges for the indicated years ended December 31 were (in thousands):

	Year Ended December 31,
	2004	2005	2006

Sales and marketing	$34,948	$25,808	$21,977
Percentage of total revenue	24%	13%	10%
General and administrative	$19,451	$16,145	$18,785
Percentage of total revenue	13%	8%	8%
Restructuring, severance and impairment	$8,182	$9,750	$1,251
Percentage of total revenue	6%	5%	<1%

Sales and Marketing.  The decrease in sales and marketing expenses for 2006 compared to 2005 was primarily due to a decrease in headcount and related expenses as a result of a personnel reduction that took place in 2005, offset in part by higher commission expense on increased product revenues.

The decrease in 2005 sales and marketing expenses compared to 2004 was due to lower headcount, the pay reduction program in the second half of 2005 and lower discretionary spending, offset in part by higher commissions on increased product revenue.

We expect that 2007 sales and marketing expenses will be higher than 2006 levels primarily due to increased sales commissions on higher anticipated product sales.

General and Administrative.  The increase in general and administrative costs for 2006 over 2005 was primarily due to increases in expense for variable pay and retention compensation programs and in non-cash, stock-based compensation incurred in connection with restricted stock awards and stock option grants, which were partially offset by a general decrease in headcount expenses and lower costs for external audit, Sarbanes-Oxley compliance and legal fees.

The decrease in general and administrative expense in 2005 compared to 2004 was primarily due to the effects of our reduction-in-force, as well as the pay reduction program in the second half of 2005, savings from which were offset in part by increased fees for external audit, Sarbanes-Oxley compliance and legal fees.

We expect 2007 general and administrative expenses to be similar and potentially lower than 2006 expense levels.

Restructuring, Severance and Impairment.  Restructuring, severance and impairment charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During 2005, we reduced our workforce by approximately 150 employees. We incurred additional severance charges primarily for the retirement of our former Chief Executive Officer, James Rottsolk, in the third quarter of 2005. During 2006, we incurred severance and other exit costs related to our 2005 actions of $1.3 million.

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

Other Income (Expense), Net

For the years ended December 31, 2006, 2005 and 2004, we recognized net other expense of $2.1 million, $1.4 million and $699,000, respectively. Net other expense for the year ended December 31, 2006, was principally the result of foreign exchange losses in connection with a forward foreign exchange contract, while net other expense for the years ended December 31, 2005 and 2004 was principally foreign currency losses on the remeasurement of foreign currency balances, principally intercompany balances.

Interest Income (Expense), Net

Our interest income and interest expense for the indicated years ended December 31 were (in thousands):

	Year Ended December 31,
	2004	2005	2006

Interest income	$666	$741	$2,525
Interest expense	(301)	(4,203)	(4,620)

Net interest income (expense)	$365	$(3,462)	$(2,095)

Interest income increased in 2006 compared to 2005 as a result of higher average invested cash balances and higher short-term interest rates.

Interest expense for both 2006 and 2005 principally consisted of $2.4 million of interest on our Notes. Additionally, interest expense consisted of $1.6 million and $1.0 million, respectively, of non-cash amortization of fees capitalized in connection with both our line of credit with Wells Fargo Foothill, Inc. (“WFF”) and our long-term debt offering costs. We also recorded $390,000 and $765,000, respectively, of interest and related fees on our line of credit with WFF. The interest expense for 2004 reflects approximately one month of interest on our Notes, one month of amortization of the related capitalized issuance costs and interest on our capital leases.

Taxes

Tax expense was $602,000 in 2006 which reflects estimated current tax expense for local, state and foreign tax jurisdictions.

Benefit from income taxes in 2005 was $1.5 million, which consisted of a $2.3 million benefit for foreign deferred taxes, partially offset by current tax expense for local, state and foreign tax jurisdictions. We recorded an income tax provision of $59.1 million in 2004, principally related to the establishment of a $58.9 million valuation allowance against deferred tax assets, consisting primarily of accumulated net operating losses. Under the criteria set forth in FAS 109, management concluded that it was unlikely that the future benefits of these deferred tax assets would be realized.

There has been no current provision for U.S. federal income taxes for any period presented. We have income taxes currently payable due to our operations in certain foreign countries, particularly in Canada and certain European and Asian countries and in certain states.

As of December 31, 2006, we had tax net operating loss carryforwards of approximately $290 million that will begin to expire in 2010 if not utilized.

Net Income (Loss)

Net loss was $12.1 million in 2006, $64.3 million in 2005 and $207.4 million in 2004.

The 2006 loss included low gross margin on product revenue recognized for our Cray X1/X1E installation at the Korea Meteorological Administration, $1.6 million in inventory write-downs and a $2.8 million charge for an intellectual property license agreement.

The 2005 loss included a $7.7 million charge for additional estimated losses identified during 2005 on the Red Storm development contract and restructuring, severance and impairment charges of $9.8 million, which includes a $4.9 million write-down for core technology impairment.

The 2004 net loss included significant charges consisting of income tax expense of $59.1 million, principally related to the establishment of a valuation allowance against deferred tax assets, a $43.4 million write-off of in-process research and development acquired as part of the OctigaBay acquisition, a $7.6 million charge to recognize the initial loss estimated on the Red Storm fixed-price contract, an $8.2 million restructuring charge, and an $8.5 million write-down of inventory.

While there continues to be a wide range of potential outcomes, we believe total revenue of $230 million to $260 million for 2007 is the most relevant range. Within this target revenue range, we anticipate 2007 operating income of approximately 3 to 7 percent of revenue, including about $3 million of anticipated non-cash stock compensation expense. Quarterly results are likely to be quite variable due to the timing of a limited number of large customer contracts. We believe that year-over-year changes in net income are not necessarily predictive of our future results.

Liquidity and Capital Resources

Cash, cash equivalents, restricted cash and accounts receivable totaled $185.1 million as of December 31, 2006, compared to $101.1 million as of December 31, 2005; cash, cash equivalents and restricted cash increased by $94.3 million while accounts receivable decreased by $10.3 million. As of December 31, 2006, we had working capital of $136.3 million compared to $52.2 million as of December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2006 was $12.6 million compared to a use of $36.7 million for the same period in 2005. For the year ended December 31, 2006, cash provided by operating activities was principally the result of non-cash depreciation and amortization being greater than our net loss for the year and cash generated from changes in operating assets and liabilities. For the year ended December 31, 2005, cash used by operating activities was principally the result of our net loss for the period and increases in inventory and accounts receivable, partially offset by an increase in deferred revenue. For 2004, net operating cash was used primarily by our net operating loss and an increase in inventory, offset in part by increases in deferred revenue and accounts payable and a decrease in accounts receivable.

Net cash used in investing activities was $27.4 million in 2006. Net cash provided by investing activities in 2005 was $41.7 million. In 2004, net cash used in investing activities was $29.9 million. During 2006, net cash used in investing activities was principally as a result of an increase in restricted cash, required under the provisions of our new line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2005, net cash provided by investing activities consisted of the sale of short-term investments, partially offset by the purchases of short-term investments and equipment as well as a decrease in restricted cash. In 2004, net cash used in investing activities consisted primarily of $12.5 million of capital expenditures, an $11.4 million increase in restricted cash and $6.3 million used for the acquisition of OctigaBay (which consisted of $15.9 million in cash used in connection with the acquisition netted against $9.6 million in cash we acquired from OctigaBay), offset by net sales of $317,000 of short-term investments.

Net cash provided by financing activities was $83.9 million in 2006. Net cash used in financing activities was $137,000 in 2005. Net cash provided by financing activities was $84.2 million in 2004. For the year ended December 31, 2006, cash provided by financing activities includes $81.3 million from our December 2006 common stock offering and $2.6 million of proceeds from employee exercises of stock options. For the year ended December 31, 2005, net cash used in financing activities consisted primarily of $755,000 paid for line of credit issuance costs and $731,000 for payments on capital leases, offset by $1.3 million in proceeds from the issuance of common stock through the employee stock purchase plan and exercise of stock options. The 2004 net cash provided by financing activities was primarily related to our Note offering in which we received net proceeds of $76.6 million. In 2004 we also received approximately $8.3 million through stock option and warrant exercises as well as through the issuance of common stock in connection with our employee stock purchase plan.

Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4 and successor systems and internally fund a portion of the expenses on our

Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our 2007 capital budget for property and equipment is approximately $14 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2006 (in thousands):

	Amounts Committed by Year
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Development agreements	$12,965	$12,922	$43	$—	$—
Capital lease obligations	32	32	—	—	—
Operating leases	7,016	3,215	3,369	410	22

Total contractual cash obligations	$20,013	$16,169	$3,412	$410	$22

We have $80.0 million in aggregate principal amount of outstanding Notes due in 2024. The Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. Additionally, we have a two-year revolving line of credit for up to $25.0 million, which expires in December 2008. No amounts were outstanding under this line as of December 31, 2006. As of the same date, we were eligible to borrow $24.8 million against this line of credit; the borrowing limitation relates to restrictions from our outstanding letters of credit.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the twelve months ended December 31, 2006, we incurred $23.9 million for such arrangements.

At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, operations and credit facility. Even assuming acceptances and payment for large new systems to be sold and the benefit from our 2004 and 2005 restructurings and other recent cost reduction efforts, our cash flow from operations may be negative for 2007 as a whole, largely to support working capital requirements, although a wide range of results is possible. With the proceeds of our December 2006 public offering, and the near term expected cash flow from our DARPA Phase III award, we do not anticipate borrowing from our credit line and we expect our cash resources to be adequate for at least the next twelve months.

We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT4, BlackWidow and Cray XMT systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk:  We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At

December 31, 2006, we held a portfolio of highly liquid investments, all which were to mature in less than 90 days from the date of initial investment.

Foreign Currency Risk:  We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts occasionally call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. From time to time, we enter into forward foreign exchange contracts to hedge anticipated cash receipts on specific sales contracts. During 2006, we entered into one such contract for £15 million. All related cash receipts were received in 2006 and the hedge was settled. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure related to our foreign local expenses. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2006, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $950,000.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS*

*	The Financial Statements are located following page 57.

QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share data)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2006. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. Certain 2005 quarterly reclassifications have been made to conform to the 2006 presentation. The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K and consolidated financial statements and related notes thereto.

	2005				2006
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$37,634	$53,419	$44,741	$65,257	$48,515	$38,513	$32,565	$101,424
Cost of revenue	33,927	48,741	36,551	49,331	34,370	26,000	21,169	75,655

Gross margin	3,707	4,678	8,190	15,926	14,145	12,513	11,396	25,769
Research and development, net	13,032	13,427	6,472	8,780	7,215	6,371	9,692	5,764
Sales and marketing	6,599	7,574	5,778	5,857	4,985	5,682	4,924	6,386
General and administrative	4,267	4,607	3,617	3,654	5,594	4,600	4,134	4,457
Restructuring, severance and impairment	(215)	1,947	1,201	6,817	738	549	3	(39)
Net income (loss)	(21,035)	(23,796)	(10,250)	(9,227)	(5,305)	(7,173)	(8,324)	8,732
Net income (loss) per common share, basic	$(0.95)	$(1.08)	$(0.46)	$(0.42)	$(0.24)	$(0.32)	$(0.37)	$0.36
Net income (loss) per common share, diluted	$(0.95)	$(1.08)	$(0.46)	$(0.42)	$(0.24)	$(0.32)	$(0.37)	$0.33

Since the second half of 2004, we have reviewed our workforce requirements in light of our operating results and engaged in workforce reductions, particularly in second and fourth quarters of 2005. The 2005 fourth quarter also reflects a $4.9 million charge related to impairment of a core technology intangible asset.

Diluted net income per common share for the fourth quarter of 2006 includes approximately 5 million equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted. These items are antidilutive in any period with an overall net loss. Additionally, the Notes’ fourth quarter 2006 interest expense and issuance fee amortization of $770,000 has been added back to net income to determine diluted net income per common share under the if-converted method.

Our operating results are subject to quarterly fluctuations as a result of a number of factors. See Item 1A. “Risk Factors” above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer/Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As disclosed in our 2004 Annual Report on Form 10-K/A, and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, we reported material weaknesses in our internal controls over financial reporting.

As of December 31, 2005, we had remediated the previously reported material weaknesses in internal controls over financial reporting, as reported in our 2005 Annual Report on Form 10-K.

There have been no changes in our internal controls over financial reporting during the 2006 fourth quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by Peterson Sullivan PLLC, an independent registered public accounting firm, as stated in that firm’s report which is included below and expressed an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cray Inc. and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and our report dated March 5, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  Peterson Sullivan PLLC

Seattle, Washington
March 5, 2007

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2007, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to our directors is set forth in the section titled “The Board of Directors” and in the section titled “Election of Eight Directors For One-Year Terms” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers is set forth in Part I, Item E.O., beginning on page 25 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto is set forth under the section titled “Our Common Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Our Board of Directors has adopted a Code of Business Conduct applicable to all of our directors, officers and employees. The Code of Business Conduct, our Corporate Governance Guidelines, charters for the Audit, Compensation and Corporate Governance Committees and other governance documents may be found on our website: www.cray.com under “Investors — Corporate Governance.”

Item 11.	Executive Compensation

The information in the Proxy Statement set forth in the section titled “The Board of Directors — Compensation of Directors” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in the Proxy Statement set forth in the section “Our Common Stock Ownership” is incorporated herein by reference.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information in the Proxy Statement set forth in the sections titled “The Board of Directors” and “Transactions With Related Persons” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section titled “Independent Registered Public Accounting Firms” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2005 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2006, 2005, and 2004 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this Annual Report on Form 10-K.

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and certifications and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 8, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 8, 2007.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ William C. Blake William C. Blake	Director

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

Signature	Title

By /s/ Sally G. Narodick Sally G. Narodick	Director

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation (1)
3.2		Amended and Restated Bylaws (8)
4.1		Form of Common Stock Purchase Warrants due June 21, 2009 (14)
4.2		Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee (and Form of 3.0% Convertible Senior Subordinated Note included as Exhibit A to the Indenture) (12)
10	.0*	1999 Stock Option Plan (32)
10	.1*	2000 Non-Executive Employee Stock Option Plan (5)
10	.2*	2001 Employee Stock Purchase Plan (11)
10	.3*	2003 Stock Option Plan (2)
10	.4*	2004 Long-Term Equity Compensation Plan (13)
10	.5*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan (18)
10	.6*	2006 Long-Term Equity Compensation Plan (30)
10	.7*	Form of Officer Non-Qualified Stock Option Agreement (19)
10	.8*	Form of Officer Incentive Stock Option Agreement (19)
10	.9*	Form of Director Stock Option Agreement (19)
10	.10*	Form of Director Stock Option, immediate vesting (19)
10	.11*	Form of Employee Restricted Stock Agreement, current form
10	.12*	Form of Director Restricted Stock Agreement (1)
10	.13*	2005 Executive Bonus Plan (17)
10	.14*	Cray 2006 Bonus Plan (9)
10	.15*	Cray 2007 Cash Incentive Plan (8)
10	.16*	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005 (16)
10	.17*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005 (23)
10	.18*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005 (24)
10	.19*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees (10)
10	.20 *	Executive Severance Policy, as amended (21)
10	.21*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005 (26)
10	.22*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005 (26)
10	.23*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005 (26)
10	.24*	Summary sheet setting forth amended compensation arrangements for non-employee Directors (27)
10.25		Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (6)
10.26		Fourth Amendment to the Lease between Merrill Place LLC and the Company, dated as of October 31, 2005 (22)
10.27		FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.28		Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)
10.29		Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.30		Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company dated as of August 19, 2002 (3)

Exhibit
Number	Description

10.31	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000 (7)
10.32	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003 (3)
10.33	Sublease Agreement between Trillium Digital Systems Canada, Ltd. and OctigaBay Systems Corporation, dated as of January 13, 2003, with Consent to Subletting by and among 391102 B.C, Ltd. and Dominion Construction and Development Inc., Trillium Digital Systems Canada, Ltd., OctigaBay Systems Corporation and Intel Corporation, dated January 20, 2003, and Lease Agreement between Dominion Construction Company Inc. and 391102 B.C. Ltd., Trillium Digital Systems Canada, Ltd. and Intel Corporation, dated March 5, 2001 (19)
10.34	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000 (4)
10.35	Arrangement Agreement, dated as of February 25, 2004, by and among the Company, 3084317 Nova Scotia Limited and OctigaBay Systems Corporation (15)
10.36	Purchase Agreement, dated December 1, 2004, by and between the Company and Bear, Stearns & Co. Inc. as Initial Purchaser (12)
10.37	Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated May 31, 2005 (20)
10.38	Amendment No. One to the Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated November 9, 2005 (25)
10.39	Amendment Number Two to Senior Secured Credit Agreement, dated as of March 14, 2006, among Wells Fargo Foothill, Inc., Cray Inc. and Cray Federal Inc. (28)
10.40	Amendment Number Three to Senior Secured Credit Agreement, dated as of July 12, 2006, among Wells Fargo Foothill, Inc., Cray Inc. and Cray Federal Inc. (31)
10.41	Credit Agreement, dated as of December 29, 2006, between Cray Inc. and Wells Fargo Bank, National Association (29)
10.42	First Amendment, dated January 31, 2007, to Credit Agreement between Cray Inc. and Wells Fargo Bank, National Association
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.3	Power of Attorney for directors and officers (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 8, 2006.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2006.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2004.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(14)	Incorporated by reference to the Registration Statement, as filed with the Commission on March 30, 2001.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 2, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), filed on April 6, 2004.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 1, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 15, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 16, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 17, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007.

(30)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 9, 2006.

(32)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$46,026	$115,328
Restricted cash	—	25,000
Accounts receivable, net	55,064	44,790
Inventory	67,712	58,798
Prepaid expenses and other current assets	2,909	2,156

Total current assets	171,711	246,072

Property and equipment, net	31,292	21,564
Service inventory, net	3,285	4,292
Goodwill	56,839	57,138
Deferred tax asset	575	722
Intangible assets, net	1,113	1,404
Other non-current assets	8,190	6,311

TOTAL ASSETS	$273,005	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,911	$22,450
Accrued payroll and related expenses	12,145	17,411
Advance research and development payments	1,538	21,518
Other accrued liabilities	9,164	5,121
Deferred revenue	81,749	43,248

Total current liabilities	119,507	109,748

Long-term deferred revenue	5,234	2,475
Other non-current liabilities	2,317	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,058	196,129

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 22,743,377 and 32,236,888 shares, respectively	422,691	507,356
Exchangeable shares, no par value — Unlimited shares authorized; 19,710 and no shares outstanding, respectively	576	—
Deferred compensation	(2,811)	—
Accumulated other comprehensive income	6,258	6,855
Accumulated deficit	(360,767)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	65,947	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,005	$337,503

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2004	2005	2006

Revenue:
Product	$95,901	$152,098	$162,795
Service	49,948	48,953	58,222

Total revenue	145,849	201,051	221,017

Operating expenses:
Cost of product revenue	104,196	139,518	124,728
Cost of service revenue	30,338	29,032	32,466
Research and development, net	53,266	41,711	29,042
Sales and marketing	34,948	25,808	21,977
General and administrative	19,451	16,145	18,785
Restructuring, severance and impairment	8,182	9,750	1,251
In-process research and development charge	43,400	—	—

Total operating expenses	293,781	261,964	228,249

Loss from operations	(147,932)	(60,913)	(7,232)

Other expense, net	(699)	(1,421)	(2,141)
Interest income (expense), net	365	(3,462)	(2,095)

Loss before income taxes	(148,266)	(65,796)	(11,468)
Income tax expense (benefit)	59,092	(1,488)	602

Net loss	$(207,358)	$(64,308)	$(12,070)

Basic and diluted net loss per common share	$(9.95)	$(2.91)	$(0.53)

Basic and diluted weighted average shares outstanding	20,847	22,125	22,849

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock					Accumulated
	and Additional		Exchangeable			Other
	Paid In Capital		Shares			Comprehensive			Comprehensive
	Number		Number		Deferred	Income	Accumulated		Income
	of Shares	Amount	of Shares	Amount	Compensation	(Loss)	Deficit	Total	(Loss)

BALANCE, December 31, 2003	18,203	$312,646	—	$—	$(105)	$(807)	$(89,101)	$222,633
Common stock issued in acquisition of OctigaBay	1,846	56,756	—		—	—	—	56,756	$—
Exchangeable shares issued in acquisition of OctigaBay	—	—	790	24,207	—	—	—	24,207	—
Deferred compensation related to acquisition of OctigaBay	45	1,190	421	11,185	(14,599)	—	—	(2,224)	—
Exchangeable shares converted into common shares	1,067	31,219	(1,067)	(31,219)	—	—	—	—	—
Acquisition-related stock-based compensation expense	—	—	—	—	11,134	—	—	11,134	—
Fair value of OctigaBay options acquired	—	2,579	—	—	—	—	—	2,579	—
Issuance of shares under Employee Stock Purchase Plan	101	1,796	—	—	—	—	—	1,796	—
Exercise of stock options	219	2,841	—	—	—	—	—	2,841	—
Issuance of shares under Company 401(k) Plan match	23	645	—	—	—	—	—	645	—
Exercise of warrants, less issuance costs of $191	320	3,634	—	—	—	—	—	3,634	—
Common stock issued for bonus	13	374	—	—	—	—	—	374	—
Compensation expense on restricted stock	—	—	—	—	105	—	—	105	—
Compensation expense on modification of stock options	—	196	—	—	—	—	—	196	—
Compensation expense on stock options issued to contractors	—	35	—	—	—	—	—	35	—
Other comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(33)	—	(33)	(33)
Currency translation adjustment	—	—	—	—	(755)	5,400	—	4,645	5,400
Net loss	—	—	—	—	—	—	(207,358)	(207,358)	(207,358)

BALANCE, December 31, 2004	21,837	413,911	144	4,173	(4,220)	4,560	(296,459)	121,965	$(201,991)

Exchangeable shares converted into common shares	124	3,597	(124)	(3,597)	—	—	—	—	$—
Issuance of shares under Employee Stock Purchase Plan	200	1,211	—	—	—	—	—	1,211	—
Exercise of stock options	22	138	—	—	—	—	—	138	—
Issuance of shares under Company 401(k) Plan match	52	770	—	—	—	—	—	770	—
Warrants issued in connection with financing	—	219	—	—	—	—	—	219	—
Restricted shares issued for compensation	491	2,881	—	—	(2,881)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,106	—	—	4,106	—
Reversal of deferred compensation for stock options due to employee terminations	—	(116)	—	—	116	—	—	—	—
Common shares issued in exchange for lease amendment	17	80	—	—	—	—	—	80	—
Other comprehensive income:
Reclassification adjustment for available-for-sale realized losses included in net loss	—	—	—	—	—	24	—	24	24
Currency translation adjustment	—	—	—	—	68	1,674	—	1,742	1,674
Net loss	—	—	—	—	—	—	(64,308)	(64,308)	(64,308)

BALANCE, December 31, 2005	22,743	422,691	20	576	(2,811)	6,258	(360,767)	65,947	$(62,610)

Common stock offering, less issuance costs	8,625	81,250	—	—	—	—	—	81,250	$—
Exchangeable shares converted into common shares	20	576	(20)	(576)	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	64	532	—	—	—	—	—	532	—
Exercise of stock options	382	2,625	—	—	—	—	—	2,625	—
Issuance of shares under Company 401(k) Plan match	48	394	—	—	—	—	—	394	—
Restricted shares issued for compensation	355		—	—		—	—	—	—
Reclassification of deferred compensation to additional paid in capital upon adoption of FAS 123R		(2,811)	—	—	2,811	—	—	—	—
Amortization of deferred compensation	—	2,099	—	—		—	—	2,099	—
Other comprehensive income:
Currency translation adjustment	—	—	—	—		597	—	597	597
Net loss	—	—	—	—	—	—	(12,070)	(12,070)	(12,070)

BALANCE, December 31, 2006	32,237	$507,356	—	$—	$—	$6,855	$(372,837)	$141,374	$(11,473)

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2005	2006

Operating activities:
Net loss	$(207,358)	$(64,308)	$(12,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,179	19,578	16,181
Share-based compensation expense	11,844	4,106	2,099
In-process research and development charge	43,400	—	—
Inventory write-down	8,513	5,751	1,644
Impairment of core technology intangible asset	—	4,912	—
Amortization of issuance costs, convertible notes payable and line of credit	—	1,008	1,644
Deferred income taxes	59,188	(2,260)	(124)
Other	—	80	—
Cash provided by (used in) changes in operating assets and liabilities, net of the effects of the OctigaBay acquisition:
Accounts receivable	15,471	(21,623)	10,305
Inventory	(47,443)	(10,628)	2,410
Prepaid expenses and other assets	11,555	3,908	337
Service inventory	(58)	141	—
Accounts payable	9,609	(8,422)	7,562
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	1,061	833	23,720
Other non-current liabilities	—	473	36
Deferred revenue	24,383	29,746	(41,136)

Net cash provided by (used in) operating activities	(52,656)	(36,705)	12,608
Investing activities:
Sales/maturities of short-term investments	68,635	44,437	—
Purchases of short-term investments	(68,318)	(10,161)	—
Acquisition of OctigaBay, net of cash acquired	(6,270)	—	—
Proceeds from sale of investment	—	—	239
(Increase) decrease in restricted cash	(11,437)	11,437	(25,000)
Purchases of property and equipment	(12,518)	(3,982)	(2,611)

Net cash provided by (used in) investing activities	(29,908)	41,731	(27,372)
Financing activities:
Sale of common stock, net of issuance costs	—	—	81,250
Proceeds from issuance of common stock through employee stock purchase plan	1,796	1,211	532
Proceeds from exercise of options	2,841	138	2,625
Proceeds from exercise of warrants	3,634	—	—
Proceeds from issuance of convertible notes payable	80,000	—	—
Convertible notes payable and line of credit issuance costs	(3,376)	(755)	(375)
Principal payments on capital leases	(742)	(731)	(123)

Net cash provided by (used in) financing activities	84,153	(137)	83,909

Effect of foreign exchange rate changes on cash and cash equivalents	370	(595)	157

Net increase in cash and cash equivalents	1,959	4,294	69,302
Cash and cash equivalents
Beginning of period	39,773	41,732	46,026

End of period	$41,732	$46,026	$115,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$153	$2,972	$3,329
Cash paid for income taxes	590	312	279
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$11,281	$8,703	$4,860
Shares issued in acquisition	83,542	—	—
Warrants issued in connection with line of credit arrangement	—	219	—

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Cray Inc. (“Cray” or the “Company”) designs, develops, manufactures, markets and services high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.

In 2006, the Company incurred a net loss of $12.1 million but generated $12.6 million in cash from operating activities. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2007 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.

NOTE 2	REVERSE STOCK SPLIT

On June 6, 2006, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 150 million to 300 million and also approved a one-for-four reverse stock split of the Company’s authorized and outstanding common stock. These concurrent approvals resulted in 75 million authorized shares of the Company’s common stock with a par value of $0.01 per share. The reverse stock split was effective with respect to shareholders of record at the opening of trading on June 8, 2006, and the Company’s common stock began trading as adjusted for the reverse stock split on that same day. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares outstanding was reduced from approximately 92 million shares to approximately 23 million shares. The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the consolidated financial statements and notes thereto, as well as throughout the rest of this Form 10-K Report for all periods presented.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessments of fair value, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The Company has pledged cash, cash equivalents and other securities valued at $25 million as required by its line of credit agreement, as described in Note 14 — Convertible Notes Payable and Lines of Credit.

Foreign Currency Derivatives

From time to time the Company may utilize forward foreign currency exchange contracts to reduce the impact of foreign currency exchange rate risks. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, and when the hedged transaction is recorded, the amount is reclassified into results of operations in the same period. Any ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

Concentration of Credit Risk

The Company currently derives a significant portion of its revenue from sales of products and services to different agencies of the U.S. government or commercial customers primarily serving various agencies of the U.S. government. See Note 17 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.

Accounts Receivable

Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government reimbursed research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days from the date of invoicing. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer. The Company had no pledges nor any restrictions on its accounts receivable balances at December 31, 2006.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value based on the short-term nature of these financial instruments. The fair value of convertible notes payable is based on quoted market prices. The Company’s convertible notes payable are traded in a market with low liquidity and are therefore subject to price volatility. As of December 31, 2006 and 2005, the fair value of these convertible notes payable was approximately $77 million and $44 million, respectively, compared to their carrying value of $80 million.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are valued at cost (on a first-in, first-out basis) which is not in excess of estimated current market prices. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense. The Company had no pledges nor any restrictions on any inventory balances at December 31, 2006.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight to 25 years for buildings and land improvements. Equipment under capital lease is amortized over the lesser of the lease term or its estimated useful life. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use is capitalized and depreciated over their estimated useful lives, generally four years. The Company had no pledges nor any restrictions on any of its net property and equipment balance at December 31, 2006.

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company may capitalize certain costs associated with the implementation of software developed for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized no such costs in 2006 or 2005.

Service Inventory

Service inventory is valued at the lower of cost or estimated market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years). The Company had no pledges nor any restrictions on any service inventory balances at December 31, 2006.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment on an annual basis as of January 1, or if indicators of potential impairment exist, using a fair-value based approach. The Company currently has one operating segment and reporting unit. As such, the Company evaluates impairment based on certain external factors, such as its market capitalization. No impairment of goodwill has been identified during any of the periods presented.

The Company capitalizes certain external legal costs incurred for patent filings. The Company begins amortization of these costs as each patent is awarded. Patents are amortized over their estimated useful lives (generally five years). The Company performs periodic review of its capitalized patent costs to ensure that the patents have continuing value to the Company.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of intangible assets was recorded during 2006. As part of the 2004 OctigaBay Systems Corporation (“OctigaBay”) acquisition, the Company assigned $6.7 million of value to core technology. In December 2005 the Company announced plans to further integrate its technology platforms, and combine the Cray XD1 and the Cray XT3 products into a unified product offering. The expected undiscounted cash flows from the product using the core technology were not sufficient to recover the carrying value of the asset. The Company performed a fair value assessment similar to the original valuation and determined the asset had no continuing value. The Company wrote off the unamortized balance of its core technology intangible asset of $4.9 million which is included in “Restructuring, Severance and Impairment” in the accompanying 2005 Consolidated Statements of Operations. No impairment of intangible assets was recorded during 2006 or 2004.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, the Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, no significant unfulfilled Company obligations exist, and collectibility is reasonably assured. The Company records revenue in its Statements of Operations net of sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue and for multiple-element arrangements.

Products.  The Company recognizes revenue from its product lines as follows:

•	Cray X1/X1E and Cray XT3/XT4 Product Lines: The Company recognizes revenue from product sales upon customer acceptance of the system, when there are no significant unfulfilled Company obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is required from the customer prior to revenue recognition.

•	Cray XD1 Product Line: The Company recognizes revenue from product sales of Cray XD1 systems upon shipment to, or delivery to, the customer, depending upon contract terms, when there are no significant unfulfilled Company obligations stipulated by the contract, the price is fixed or determinable and collection is reasonably assured. If there is a contractual requirement for customer acceptance, revenue is recognized upon receipt of the notice of acceptance and when there are no unfulfilled obligations.

Revenue from contracts that require the Company to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under AICPA SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.

In 2004, the Company concluded that its Red Storm contract would result in an estimated loss of $7.6 million. This amount was charged to cost of product revenue. During 2005, the Company increased the estimate of the loss

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the contract by $7.7 million (cumulative loss of $15.3 million) due to additional hardware to be delivered to satisfy contractual and performance issues. This amount was also charged to cost of product revenue. As of December 31, 2006 and 2005, the balance in the Red Storm loss contract accrual was $157,000 and $5.7 million, respectively, and is included in “Other Accrued Liabilities” on the accompanying Consolidated Balance Sheets.

Services.  Maintenance services are provided under separate maintenance contracts with the Company’s customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period. The Company allocates a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. The Company considers fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from Cray Technical Services is recognized as the services are rendered.

Multiple-Element Arrangements.  The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance, and other services. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The element could be sold separately;

•	The fair value of the undelivered element is established; and

•	In cases with any general right of return, the Company’s performance with respect to any undelivered element is within the Company’s control and probable.

If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described above under the Company’s product line or service revenue recognition policies. The Company considers the maintenance period to commence upon installation and acceptance of the product, which may include a warranty period and accordingly allocates a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations. Aggregate transaction losses included in net loss in 2006, 2005 and 2004 were $1.8 million, $1.4 million, and $361,000, respectively.

Research and Development

Research and development costs include costs incurred in the development and production of the Company’s high performance computing systems, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized as an offset to

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development expenses as performance is estimated to be completed and is measured as milestone achievements or as costs are incurred. As of December 31, 2006 and 2005, the Company had advance payment liabilities (milestones billed in advance of amounts recognized) under co-funded research and development arrangements of $21.5 million and $1.5 million, respectively.

The Company does not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement.

The Company classifies amounts to be received from funded research and development projects as either revenue or a reduction to research and development expense, based on the specific facts and circumstances of the contractual arrangement, considering total costs expected to be incurred compared to total expected funding and the nature of the research and development contractual arrangement. In the event that a particular arrangement is determined to represent revenue, the corresponding research and development costs are classified as cost of revenue.

Income Taxes

The Company accounts for income taxes under FAS No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence), as required by FAS 109. The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period), and no performance or service conditions, other than continued employment. The Company amortizes stock compensation cost ratably over the requisite service period.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

	2004	2005	2006

Risk-free interest rate	4.2%	4.1%	4.5%
Expected dividend yield	0%	0%	0%
Volatility	82%	85%	73%
Expected life	6.9 years	4.6 years	4.0 years
Weighted average Black-Scholes value of options granted	$15.00	$5.44	$6.00

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. For the year ended December 31, 2006, the expected term of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs, which approximates historical exercise practices; for most options, 25% vest after one year with the balance vesting monthly over the subsequent three years. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the year ended December 31, 2006 is 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of the closing market price on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.

For 2006, the Company recognized $123,000 of additional non-cash, share-based compensation expense due to the adoption of FAS 123R, which increased the loss from operations and net loss by such amount. This expense increased the Company’s net loss per share for the year ended December 31, 2006, by $.01, from $(0.52) to $(0.53).

If compensation cost for the Company’s stock option plans and its ESPP had been determined based on the fair value at the grant dates for awards under those plans in accordance with a fair value based method of FAS 123, the Company’s net loss and net loss per common share for the years ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below (in thousands). For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2005

Net loss, as reported	$(207,358)	$(64,308)
Add:
Stock-based employee compensation included in reported net loss, net of related tax effects	11,844	4,106
Less:
Amortized stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,423)	(30,524)

Pro forma net loss	$(214,937)	$(90,726)

Amortization of pro forma stock-based employee compensation expense increased significantly in 2005 due to the actions taken to accelerate vesting, as described in Note 15 — Shareholders’ Equity — Stock Option Plans.

Pro forma basic and diluted net loss per common share for the years ended December 31, 2005 and 2004 are as follows:

	2004	2005

Basic and diluted net loss per common share:
As reported	$(9.95)	$(2.91)
Pro forma	$(10.31)	$(4.10)

Shipping and Handling Costs

Costs related to shipping and handling are included in “Cost of Product Revenue” and “Cost of Service Revenue” on the accompanying Consolidated Statements of Operations.

Advertising Costs

Marketing and sales expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $871,000, $697,000, and $683,000 in 2006, 2005 and 2004, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events, sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes. For the years ended December 31, 2006, 2005 and 2004, outstanding stock options, unvested restricted stock, warrants, and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive securities of 11.7 million, 12.1 million and 9.1 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2006, 2005 and 2004, respectively, because they are antidilutive.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of shareholders’ equity, consisted of the following at December 31 (in thousands):

	2004	2005	2006

Accumulated unrealized loss on available-for-sale investments	$(24)	$—	$—
Accumulated currency translation adjustment	4,584	6,258	6,855

Accumulated other comprehensive income	$4,560	$6,258	$6,855

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to be significant except to provide additional disclosures about tax uncertainties.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have a significant impact on its financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted FAS 158 as of December 31, 2006, and this adoption did not have a material impact on its financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial statements.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	ACCOUNTS RECEIVABLE, NET

Net accounts receivable consisted of the following at December 31 (in thousands):

	2005	2006

Trade accounts receivable	$23,023	$39,766
Unbilled receivables	12,340	4,045
Advance billings	19,894	1,078

	55,257	44,889
Allowance for doubtful accounts	(193)	(99)

Accounts receivable, net	$55,064	$44,790

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2006 and 2005, accounts receivable included $34.7 million and $41.6 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $4.0 million and $12.0 million, respectively, were unbilled, based upon contractual billing arrangements with these customers.

NOTE 5	INVENTORY

A summary of inventory is as follows (in thousands):

	December 31,
	2005	2006

Components and subassemblies	$10,706	$22,536
Work in process	8,314	15,310
Finished goods	48,692	20,952

	$67,712	$58,798

As of December 31, 2006 and 2005, $17.7 million and $48.7 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2006 and 2005, $16.4 million and $33.2 million, respectively, was related to a single customer in each year. Revenue for 2006, 2005, and 2004 includes $256,000, $2.1 million, and $498,000, respectively, from the sale of refurbished inventory recorded at a zero cost basis. In 2005, the amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of the Company’s legacy systems.

During 2006, the Company wrote off $1.6 million of inventory, primarily related to inventory on the Cray XT3 product line. During 2005, the Company wrote off $5.8 million of inventory, primarily related to the Cray X1E and Cray XD1 product lines. During 2004, the Company wrote off $8.5 million of inventory, primarily related to the Cray X1 product line.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows (in thousands):

	December 31,
	2005	2006

Land	$131	$131
Buildings	9,638	9,965
Furniture and equipment	14,161	14,753
Computer equipment	70,704	73,825
Leasehold improvements	3,046	3,060

	97,680	101,734
Accumulated depreciation and amortization	(66,388)	(80,170)

Property and equipment, net	$31,292	$21,564

Depreciation expense for 2006, 2005 and 2004 was $16.1 million, $17.9 million and $15.7 million, respectively.

NOTE 7	SERVICE INVENTORY, NET

A summary of service inventory is as follows (in thousands):

	December 31,
	2005	2006

Service inventory	$26,201	$28,797
Accumulated depreciation	(22,916)	(24,505)

Service inventory, net	$3,285	$4,292

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

The following table provides information about activity in goodwill for the years ended December 31, 2006 and 2005, respectively (in thousands):

	2005	2006

Goodwill, at January 1	$55,644	$56,839
Foreign currency translation adjustments and other	1,195	299

Goodwill, at December 31	$56,839	$57,138

In April 2004, the Company completed the acquisition of OctigaBay, a privately-held development stage company located in Burnaby, British Columbia, for $99.5 million and accounted for the transaction under the purchase method of accounting. Goodwill of approximately $39 million was recorded. Additionally, in-process research and development of $43.4 million was expensed in 2004.

Intangible assets as of December 31, 2006 and 2005 consisted of net capitalized patent costs of $1.4 million and $1.1 million, respectively.

Amortization expense for 2006, 2005 and 2004 was $101,000, $1.6 million, and $1.5 million, respectively. Amortization decreased significantly for the year ended December 31, 2006 as a result of the Company’s write off of its core technology intangible asset in December 2005.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9	DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2005	2006

Deferred product revenue	$58,593	$26,993
Deferred service revenue	28,390	18,730

Total deferred revenue	86,983	45,723
Less long-term deferred revenue	(5,234)	(2,475)

Deferred revenue in current liabilities	$81,749	$43,248

At December 31, 2006 and 2005, deferred revenue included $19.0 million and $43.5 million, respectively, related to a single customer in each year.

NOTE 10	RESTRUCTURING AND SEVERANCE CHARGES

During 2006, the Company recognized net restructuring charges of $1.3 million, which is included in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, all of which originated from actions arising during 2005. There were no new actions taken during 2006.

During 2005, the Company recognized restructuring charges of $4.8 million, which is included in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, net of adjustments for previously accrued amounts. These restructuring charges were the result of two actions taken during 2005, one of which was a worldwide reduction in work force which was announced on June 27, 2005, and affected employees in operations, sales and marketing. The other action was a plan announced on December 12, 2005 to reduce nearly 65 full-time staff, principally based in the Company’s Burnaby, British Columbia, Canada facility, based upon Company plans to increase research and development efficiencies, lower costs and integrate technology platforms, and mainly affected employees in research and development.

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

Activity related to the Company’s restructuring liability, included in “Accrued Payroll and Related Expenses” on the accompanying Consolidated Balance Sheets, during the years ended December 31 is as follows (in thousands):

	2004	2005	2006

Balance, January 1	$3,069	$4,690	$3,582
Additional restructuring charge	8,077	5,092	1,284
Payments	(6,420)	(5,724)	(3,849)
Adjustments to previously accrued amounts	(91)	(255)	(33)
Foreign currency translation adjustment	55	(221)	79

Total restructuring and severance liability, December 31	4,690	3,582	1,063
Less long-term restructuring and severance liability	—	(362)	—

Current restructuring and severance liability	$4,690	$3,220	$1,063

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	FOREIGN CURRENCY DERIVATIVE

In order to reduce the impact of foreign currency exchange rate risk related to a sales contract denominated in British pound sterling, the Company entered into a forward contract on February 6, 2006 with an original notional amount of £15 million to hedge anticipated cash receipts on the specific sales contract. During December 2006, the final cash receipts were received and the hedge contract was settled. The amount reclassified from Other Comprehensive Income (Loss) was a $192,000 reduction to revenue. Prior to its designation as an effective hedge on June 30, 2006, the Company recorded losses of approximately $1.3 million in 2006, which are included in “Other expense” in the accompanying Consolidated Statement of Operations.

In January and February 2007, the Company entered into additional forward contracts with notional amounts totaling £37.8 million to hedge anticipated cash receipts on another specific sales contract. These forward contracts were designated as hedges in February 2007. These hedge contracts are expected to be settled as cash receipts are received, with the final cash receipts expected in late 2009.

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under capital leases pursuant to master equipment lease agreements and has non-cancelable operating leases for facilities. Under the master equipment lease agreements, the Company had fixed asset balances of $7.7 million and $7.5 million as of December 31, 2006 and 2005, respectively, net of accumulated amortization of $6.7 million and $5.4 million, respectively.

The Company has recorded rent expense under leases for buildings or office space accounted for as operating leases in 2006, 2005 and 2004 of $3.5 million, $4.1 million and $4.2 million, respectively.

As of December 31, 2006, the Company had no commitments past 2012, except for principal and interest due on its convertible notes payable described in Note 14 — Convertible Notes Payable and Lines of Credit. Minimum contractual commitments as of December 31, 2006, were as follows (in thousands):

	Capital	Operating	Development
	Leases	Leases	Agreements

2007	$32	$3,215	$12,922
2008	—	2,576	43
2009	—	793	—
2010	—	205	—
2011	—	205	—
Thereafter	—	22	—

Minimum contractual commitments	32	$7,016	$12,965

Less amount representing interest	(1)

Recorded capital lease obligations	$31

In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2006, 2005 and 2004, the Company incurred $23.9 million, $20.3 million and $16.8 million, respectively, for such arrangements.

In October 2005, the Company renegotiated one of its facility leases to consolidate its floor space in its headquarters in Seattle, Washington. The Company issued 17,500 shares of common stock to the landlord, Merrill Place, LLC, for release from certain of its operating lease obligations. The Company charged $80,000, representing the fair value of the shares issued, to “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations for this issuance and related release from future obligations

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

As of December 31, 2006, the Company had no material pending litigation.

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

Other

From time to time the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcomes of these matters with certainty, the Company’s management does not believe that the disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13	INCOME TAXES

Under FAS 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $290 million and gross federal research and experimentation tax credit carryforwards of approximately $12.6 million. The net operating loss carryforwards, if not utilized, will expire from 2010 through 2026, and research and development tax credits will expire from 2007 through 2026, if not utilized.

Loss before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

United States	$(92,654)	$(63,304)	$(10,550)
International	(55,612)	(2,492)	(918)

Total	$(148,266)	$(65,796)	$(11,468)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes related to operations consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current provision:
Federal	$—	$—	$—
State	—	128	109
Foreign	581	644	617

Total current provision	581	772	726
Deferred provision (benefit):
Federal	61,906	—	—
State	(3,466)	—	—
Foreign	71	(2,260)	(124)

Total deferred provision (benefit)	58,511	(2,260)	(124)

Total provision (benefit) for income taxes	$59,092	$(1,488)	$602

The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate:

	2004	2005	2006

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	(2.4)	(3.1)	(3.6)
Foreign income taxes at other than U.S. rates	(0.3)	1.0	5.0
In-process research and development write-off	10.6	—	—
Permanent differences	3.9	1.5	8.2
Foreign tax credit	(0.3)	—	—
Research and development tax credit	(1.0)	(2.1)	(7.6)
Other	(0.1)	(0.4)	(4.5)
Effect of change in valuation allowance on deferred tax assets	64.5	35.8	42.7

Effective income tax rate	39.9%	(2.3)%	5.2%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and the corresponding financial statement amounts, operating loss, and tax credit carryforwards. Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2006

Assets
Current:
Inventory	$2,840	$2,610
Accrued compensation	1,876	4,292
Deferred service revenue	684	815

Gross current deferred tax assets	5,400	7,717
Valuation allowance	(5,377)	(7,717)

Net current deferred tax assets	23	0

Long-Term:
Property and equipment	709	455
Research and experimentation	12,447	12,587
Net operating loss carryforwards	115,110	117,454
Accrued restructuring charge	764	240
Other	576	518

Gross long-term deferred tax assets	129,606	131,254
Valuation allowance	(129,031)	(130,532)

Net long-term deferred tax assets	575	722

Total net deferred tax assets	$598	$722

The net current deferred tax assets as of December 31, 2005 of $23,000 are included in “Prepaid Expenses and Other Current Assets” on the accompanying Consolidated Balance Sheets.

A summary of the changes to the valuation allowance on deferred tax assets for the years ended December 31, 2006, 2005 and 2004 was increases of $3.8 million, $29.6 million and $96.7 million, respectively. In September 2004, as a result of substantial losses during the year and based on revised projections indicating continued challenging operating results, the Company established a valuation allowance of $58.9 million. During 2003, the Company had reduced its valuation allowance by $58.0 million.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes are convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 51.8001 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $19.31 per share of common stock (subject to adjustment in certain events). Upon conversion of the Notes, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock.

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

Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of December 31, 2006, 2005 and 2004, none of the conditions for conversion of the Notes were satisfied.

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

In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest method to interest expense over the five-year period from December 2004 through November 2009. A total of $683,000 and $676,000, respectively, was amortized into interest expense during 2006 and 2005. The unamortized balance of these costs was $2.0 million and $2.7 million, respectively, as of December 31, 2006 and 2005, and is included in “Other non-current assets” on the accompanying Consolidated Balance Sheets.

Lines of Credit

On December 29, 2006, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., providing for a line of credit for up to $25.0 million. The credit line replaces the Company’s previous line of credit with Wells Fargo Foothill, Inc. entered into in May 2005. The Credit Agreement provides for a line of credit up to $25.0 million until December 1, 2008. The Company is required to maintain a pledged collateral account containing cash, cash equivalents and other securities valued at not less than the maximum amount allowed under the line of credit, currently $25.0 million. The Company receives all interest and other earnings on the collateral account until the

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank otherwise notifies the account holder and the Company. In addition, the Company has covenants to maintain liquid assets with an aggregate fair market value of not less than $25.0 million. The Company designated $25.0 million of its cash as restricted at December 31, 2006. The Credit Agreement provides support for the Company’s existing letters of credit, the balance of which was $190,000 as of December 31, 2006. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date. Therefore, the Company was eligible to use $24.8 million of the line of credit as of December 31, 2006.

On May 31, 2005, the Company entered into a $30.0 million, two-year revolving line of credit agreement with Wells Fargo Foothill, Inc. The Company capitalized $1.3 million in fees, including the fair value of a four-year warrant issued to the lender to purchase 50,000 shares of its common stock with an exercise price of $6.60 per share, which was exercised on February 27, 2007. That line of credit was collateralized by all of the Company’s assets and pledges of the stock of its subsidiaries. The agreement was replaced in December 2006 and the remaining unamortized fee balance of $286,000 was charged to interest expense on the accompanying Consolidated Statement of Operations.

NOTE 15	SHAREHOLDERS’ EQUITY

Preferred Stock:  The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.

Common Stock:  On December 19, 2006, the Company completed a public offering of 8,625,000 shares of newly issued common stock at a public offering price of $10.00 per share. The Company received net proceeds of $81.3 million from the offering, after underwriting discount and selling expenses. The Company expects to use the net proceeds for general corporate purposes.

In 2004, the Company issued 1,890,221 shares of its common stock and 1,210,105 exchangeable shares in connection with the acquisition of OctigaBay.

Exchangeable Shares:  Shares of exchangeable stock were issued by one of the Company’s Nova Scotia subsidiaries in connection with the April 2004 acquisition of OctigaBay. No exchangeable shares were outstanding as of December 31, 2006.

Shareholder Warrants:  At December 31, 2006, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,334,852 shares of common stock, as follows:

Shares of	Exercise Price	Expiration
Common Stock	per Share	Date of Warrants

50,000	$6.60	June 3, 2009
1,284,852	$10.12	June 21, 2009

1,334,852

On February 27, 2007, the warrant for 50,000 shares of common stock was exercised, and the Company issued 25,194 shares in the net exercise transaction.

Restricted Stock:  During 2006, the Company issued an aggregate of 354,993 shares of restricted stock to certain directors, executives and managers. The Company will record approximately $3.6 million in stock compensation expense for these issuances ratably over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. In the fourth quarter of 2005, the Company issued an aggregate of 491,250 shares of restricted stock to certain executives and managers. These shares will become fully vested on June 30, 2007. The Company recorded a deferred compensation charge of $2.9 million for the issuance of these shares, and will recognize compensation expense ratably over the 18-month vesting period. As of December 31, 2006, $2.1 million of expense has been recorded for these restricted stock issuances, and an aggregate of $4.4 million remains to be expensed over the respective vesting periods of the grants.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans:  As of December 31, 2006, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator; however, options granted during 2005 were generally granted with full vesting on or before December 31, 2005, in order to avoid additional expense related to the options under the implementation of FAS 123R and to enhance short-term retention. Options to purchase shares expire no later than ten years after the date of grant.

On December 20, 2005, the Company announced a stock option repricing for certain outstanding options as of that date, the purpose of which was to reduce the number of new options needed for grant at the same time, since the Company had a limited number of shares available for such grant. A total of 318,565 options with original exercise prices from $14.52 to $34.12 per share were repriced to an exercise price of $5.96 per share, all of which were fully vested at the time of repricing. Per the requirements of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, the stock option modification resulted in variable stock option accounting from the date of repricing until the end of the year; however, because the closing price of the Company’s common stock on December 31, 2005, was less than the re-grant price, no compensation expense was recorded.

Twice during 2005, the Board of Directors approved the acceleration of the vesting of all unvested outstanding stock options previously granted to employees and executive officers under the Company’s stock option plans which exceeded certain exercise price thresholds. In March 2005 the threshold for accelerated vesting was all options with a per share exercise price of $9.44 or higher (the market price of the Company’s common stock on the date of the change), while in May 2005 the threshold was all options with a per share exercise price of $5.88 or greater (the market price of the Company’s common stock on the date of the change). This acceleration resulted in options to acquire approximately 1.2 million shares of the Company’s common stock becoming immediately exercisable. Options granted to consultants and to non-employee directors were not accelerated. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and numbers of shares subject to the accelerated options, were unchanged. The acceleration resulted in a charge to income of approximately $1.1 million related to the deferred compensation of previously unvested options granted as part of the OctigaBay acquisition in April 2004. The acceleration eliminated future compensation expense that the Company would have recognized in its Consolidated Statements of Operations with respect to these options upon the adoption of FAS 123R, on January 1, 2006.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information follows:

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2004	3,035,033	$20.92
Granted	1,004,958	18.36
Exercised	(218,964)	12.92
Canceled	(249,929)	21.64

Outstanding at December 31, 2004	3,571,098	20.64

Granted	1,278,567	8.56
Exercised	(22,295)	6.24
Canceled	(327,225)	16.60

Outstanding at December 31, 2005(a)	4,500,145	16.56

Granted	725,430	10.44
Exercised	(381,890)	6.87
Canceled	(976,270)	23.25

Outstanding at December 31, 2006	3,867,415	14.68	7.0 years	$7.2 million

Exercisable at December 31, 2006	3,144,887	15.64	6.4 years	$6.2 million

Available for grant at December 31, 2006	2,319,928

(a)	The weighted average exercise price of outstanding options at December 31, 2005 includes the impact of the 2005 repricing of 318,565 options, as described above.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $1.6 million for the year ended December 31, 2006. Weighted average fair value of options granted during the year ended December 31, 2006 was $6.00 per share.

A summary of the Company’s unvested restricted stock grants and changes during the years ended December 31 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2004	—	$—
Granted during 2005	491,250	5.87

Outstanding at December 31, 2005	491,250	5.87
Granted during 2006	354,993	10.08

Outstanding at December 31, 2006	846,243	7.63

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had $8.7 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants, which is expected to be recognized over a weighted average period of 2.8 years.

Outstanding and exercisable options by price range as of December 31, 2006, are as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 – $ 4.00	87,111	8.6	$3.77	87,111	$3.77
$ 4.01 – $ 8.00	789,160	6.9	$6.25	780,863	$6.24
$ 8.01 – $10.00	292,921	7.1	$9.32	270,046	$9.38
$10.01 – $12.00	1,092,908	8.5	$10.67	403,008	$10.87
$12.01 – $14.00	208,181	7.7	$13.70	208,181	$13.70
$14.01 – $16.00	534,145	6.6	$15.15	534,145	$15.15
$16.01 – $32.00	542,743	4.8	$24.99	541,337	$24.98
$32.01 – $54.75	320,246	5.9	$39.37	320,196	$39.37

$0.00 – $54.75	3,867,415	7.0	$14.68	3,144,887	$15.64

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and unvested stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 30, 2006, 2005 and 2004. The 2006 expense represents expense as a result of the adoption of FAS 123R. The 2005 and 2004 expense represents acquisition-related, share-based compensation expense arising from the acquisition of OctigaBay in 2004.

	2004	2005	2006

Cost of product revenue	$—	$—	$60
Cost of service revenue	—	—	101
Research and development	5,068	3,444	386
Sales and marketing	2,837	579	334
General and administrative	3,229	13	1,218

Total share-based compensation expense	$11,134	$4,036	$2,099

Employee Stock Purchase Plan:  In 2001, the Company established an ESPP, which received shareholder approval in May 2002. The maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2006 and 2005, 526,710 and 462,533 shares, respectively, had been issued under the ESPP.

NOTE 16  BENEFIT PLANS

401(k) Plan

The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Prior to 2005, the Company matched 25% of employee contributions each calendar year, comprised of a 12.5% match of employee contributions in cash 45 days after each quarter and a 12.5% match determined annually by the Board of Directors and payable in cash or common stock of the Company. The Company eliminated its matching obligation as of June 30, 2005. However, the Company reinstated its match for

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 at 6.25% of total employee contributions, which was satisfied in 2007 through issuance of common stock. The Company’s 2006, 2005 and 2004 matching contribution expenses were $347,000, $795,000 and $1.6 million, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit plan. At December 31, 2006 and 2005, the Company recorded a liability of $1.9 million and $1.7 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $671,000 and $599,000, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company. The Company’s adoption of FAS 158, effective December 31, 2006, did not have a material impact on the financial position of the Company.

NOTE 17  SEGMENT INFORMATION

FAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker, as defined under FAS 131, is the Chief Executive Officer. During 2006, 2005 and 2004, Cray had one operating segment.

Product and service revenue and long-lived assets classified by significant country are as follows (in thousands):

		All
	United	Other
	States	Countries	Total

For the year ended December 31, 2004:
Product revenue	$86,067	$9,834	$95,901

Service revenue	$34,800	$15,148	$49,948

For the year ended December 31, 2005:
Product revenue	$104,274	$47,824	$152,098

Service revenue	$33,377	$15,576	$48,953

Long-lived assets	$50,464	$50,255	$100,719

For the year ended December 31, 2006:
Product revenue	$76,370	$86,425	$162,795

Service revenue	$37,979	$20,243	$58,222

Long-lived assets	$41,554	$49,155	$90,709

Revenue attributed to foreign countries are derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $105.4 million, $111.2 million and $107.8 million in 2006, 2005 and 2004, respectively. In 2006, two customers accounted for an aggregate of approximately 33% of total revenue. In 2005, one customer contributed approximately 18% of total revenue; in 2004, one customer accounted for approximately 27% of total revenue. In 2006, revenue in Korea accounted for 20% of total revenue, and revenue in the United

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kingdom accounted for 15% of total revenue. No single foreign country accounted for more than 10% of the Company’s revenue in either of the other years presented.

Goodwill makes up a significant portion of the long-lived asset balances of the Company’s foreign subsidiaries. At December 31, 2006 and 2005, goodwill comprised $45.4 million and $45.1 million, respectively, or 92% and 90%, respectively, of foreign long-lived asset balances.

NOTE 18  RESEARCH AND DEVELOPMENT

The details for the Company’s net research and development costs for the years ended December 31 are as follows (in thousands):

	December 31,
	2004	2005	2006

Gross research and development expenses	$98,843	$96,257	$99,061
Less: Amounts reimbursed or included in cost of product revenue	(45,577)	(54,546)	(70,019)

Net research and development expenses	$53,266	$41,711	$29,042

NOTE 19  INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 is as follows (in thousands):

	2004	2005	2006

Interest income	$666	$741	$2,525
Interest expense	(301)	(4,203)	(4,620)

Net interest income (expense)	$365	$(3,462)	$(2,095)

Interest income is earned by the Company on cash and cash equivalent balances, which are invested in highly liquid money market funds.

Interest expense in both 2006 and 2005 consisted of $2.4 million on the Notes in each year, $1.6 million and $1.0 million, respectively, of amortization of capitalized issuance costs, and $390,000 and $765,000, respectively, of interest and fees on the line of credit with Wells Fargo Foothill, Inc. Amortization of fees capitalized for the line of credit increased in 2006 as the Company wrote off all remaining capitalized costs when it changed lines of credit, see Note 14 — Convertible Notes Payable and Lines of Credit.

NOTE 20  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the December 31, 2004 consolidated financial statements, the Company determined that certain research and development costs were incorrectly charged to one of its product development contracts in 2004. The contract was accounted for under the percentage of completion method of accounting. The error resulted in revenue being recognized prematurely on the contract. Accordingly, the accompanying 2004 consolidated financial statements have been restated from the amounts previously reported to correct this error. Additionally, the Company has reclassified the cash flow impact of changes in restricted cash from financing activities to investing activities.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	Consolidated Statement of Operations
	As Previously
	Reported	As Restated	Change

Year Ended December 31, 2004:
Product revenue	$99,236	$95,901	$(3,335)
Total revenue	$149,184	$145,849	$(3,335)
Cost of product revenue	$107,264	$104,196	$(3,068)
Research and development (a)	$50,198	$53,266	$3,068
Net loss	$(204,023)	$(207,358)	$(3,335)
Basic and diluted net loss per common share	$(9.79)	$(9.95)	$(0.16)

Notes:

(a)	Previously reported amount was increased by $5,068 to conform to 2005 financial statement presentation. Amount was reclassified from Acquisition-related Compensation Expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cray Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the 2006 and 2005 basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for the years ended December 31, 2006 and 2005, has been subjected to the auditing procedures applied in the audits of the 2006 and 2005 basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the 2006 and 2005 basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cray Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 3 to the consolidated financial statements, Cray, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

/s/  PETERSON SULLIVAN PLLC

Seattle, Washington
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cray Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheet of Cray Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cray Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 20, the accompanying financial statements as of and for the year ended December 31, 2004, have been restated.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
March 31, 2005
(April 20, 2006 as to the effects of the restatement discussed in Note 20)

Schedule II — Valuation and Qualifying Accounts
December 31, 2006

	Balance at				Balance at
	Beginning	Charge/(Benefit)			End of
Description	of Period	to Expense	Deductions		Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,125	$373	$(59	)(1)	$1,439

Warranty accrual	$655	$—	$(655)		$—

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,439	$165	$(1,411	)(1)	$193

Warranty accrual	$—	$—	$—		$—

Year ended December 31, 2006:
Allowance for doubtful accounts	$193	$(17)	$(77	)(1)	$99

Warranty accrual	$—	$—	$—		$—

(1)	Represents uncollectible accounts written off, net of recoveries.