Form 10-Q
period 2007-03-31
CRAY INC
filed 2007-05-08
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non- accelerated
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, 32,462,739 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

CRAY INC.

     Except as otherwise specifically noted, all numbers of shares of Cray Inc. common stock, per share calculations and similar information involving Cray Inc. common stock in this Quarterly Report on Form 10-Q reflect a one-for-four reverse stock split of Cray common stock that became effective on June 8, 2006. See Note 1, “Basis of Presentation — Reverse Stock Split” of the Notes to the Condensed Consolidated Financial Statements contained herein for more information.
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
     Cray is a federally registered trademark of Cray Inc., and Cray X1, Cray X1E, Cray XT3, Cray XT4, Cray XMT and Cray XD1 are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$91,089	$115,328
Restricted cash	25,000	25,000
Short-term investments, available-for-sale	31,488	—
Accounts receivable, net	25,733	44,790
Inventory	53,960	58,798
Prepaid expenses and other current assets	3,368	2,156

Total current assets	230,638	246,072

Property and equipment, net	19,209	21,564
Service inventory, net	4,119	4,292
Goodwill	57,521	57,138
Deferred tax asset	746	722
Intangible assets, net	1,380	1,404
Other non-current assets	6,069	6,311

TOTAL ASSETS	$319,682	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,634	$22,450
Accrued payroll and related expenses	10,464	17,411
Advance research and development payments	15,474	21,518
Other accrued liabilities	9,521	5,121
Deferred revenue	39,912	43,248

Total current liabilities	91,005	109,748

Long-term deferred revenue	2,069	2,475
Other non-current liabilities	3,474	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	176,548	196,129

Commitments and Contingencies

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 32,432,737 and 32,236,888 shares, respectively	509,900	507,356
Accumulated other comprehensive income	6,912	6,855
Accumulated deficit	(373,678)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	143,134	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,682	$337,503

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Product	$33,660	$34,269
Service	13,449	14,246

Total revenue	47,109	48,515

Cost of revenue:
Cost of product revenue	23,577	26,677
Cost of service revenue	7,998	7,693

Total cost of revenue	31,575	34,370

Gross margin	15,534	14,145

Operating expenses:
Research and development, net	7,880	7,215
Sales and marketing	5,268	4,985
General and administrative	4,280	5,594
Restructuring and severance	10	738

Total operating expenses	17,438	18,532

Loss from operations	(1,904)	(4,387)

Other income (expense), net	395	(41)
Interest income (expense), net	1,033	(608)

Loss before income taxes	(476)	(5,036)

Provision for income taxes	(365)	(269)

Net loss	$(841)	$(5,305)

Basic and diluted net loss per share	$(0.03)	$(0.24)

Basic and diluted weighted average shares outstanding	31,484	22,338

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(841)	$(5,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,317	4,630
Share-based compensation cost	1,022	481
Inventory write-down	148	117
Amortization of issuance costs, convertible notes payable and line of credit	172	338
Deferred income taxes	(24)	(56)

Changes in operating assets and liabilities:
Accounts receivable	18,857	24,846
Inventory	4,228	7,179
Prepaid expenses and other current assets	(1,218)	(725)
Other non-current assets	(38)	33
Accounts payable	(6,849)	4,519
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(8,262)	(1,957)
Other non-current liabilities	(434)	559
Deferred revenue	(3,760)	(10,771)

Net cash provided by operating activities	6,318	23,888

Investing activities:
Purchases of short-term investments	(31,362)	—
Proceeds from sale of investment	—	239
Purchases of property and equipment	(359)	(996)

Net cash used in investing activities	(31,721)	(757)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	119	130
Proceeds from exercise of options	1,066	602
Principal payments on capital leases	(31)	(30)

Net cash provided by financing activities	1,154	702

Effect of foreign exchange rate changes on cash and cash equivalents	10	34

Net increase (decrease) in cash and cash equivalents	(24,239)	23,867

Cash and cash equivalents
Beginning of period	115,328	46,026

End of period	$91,089	$69,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$212
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$462	$299
Stock issued for 401(k) match	$337	$286
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these Notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled and the timing of payments for product sales, maintenance services, government research and development funding and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     During the three months ended March 31, 2007, the Company incurred a net loss of $841,000 but generated $6.3 million of cash from operating activities. The Company had $139.6 million of working capital as of March 31, 2007.
     Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2007 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations.
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
Note 2 — Summary of New Accounting Policies
Short-term investments
     Investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities are readily convertible into cash which could be used in current operations. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; as such, unrealized gains and losses are reflected in other comprehensive income, pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“FAS 115”).
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
     For the three months ended March 31, 2007 and 2006, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three-month periods ended March 31, 2007 and 2006, potential gross common shares of 11.5 million and 11.4 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 4 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(841)	$(5,305)
Unrealized gains on available-for-sale investments	17	—
Unrealized losses on hedged transactions	(288)	—
Foreign currency translation adjustment	328	72

Comprehensive loss	$(784)	$(5,233)

Note 5 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Trade accounts receivable	$21,496	$39,766
Unbilled receivables	4,065	4,045
Advance billings	271	1,078

	25,832	44,889
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$25,733	$44,790

     As of March 31, 2007, and December 31, 2006, accounts receivable included $13.4 million and $34.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $4.0 million was unbilled in each period, based upon contractual billing arrangements with these customers.
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
Note 6 — Inventory
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Components and subassemblies	$11,873	$22,536
Work in process	11,107	15,310
Finished goods	30,980	20,952

Total	$53,960	$58,798

     At both March 31, 2007, and December 31, 2006, the majority of finished goods inventory was located at customer sites pending acceptance.
     During the three months ended March 31, 2007, the Company wrote off $148,000 of inventory, primarily related to scrap inventory on the Cray XT3 product and excess and obsolete inventory on the Cray XD1 product. During the three months ended March 31, 2006, the Company wrote off $117,000 of inventory, primarily related to scrap, excess and obsolete inventory on the Cray XD1 product.
Note 7 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Deferred product revenue	$22,986	$26,993
Deferred service revenue	18,995	18,730

Total deferred revenue	41,981	45,723
Less long-term deferred revenue	(2,069)	(2,475)

Deferred revenue in current liabilities	$39,912	$43,248

     As of March 31, 2007, two customers combined accounted for approximately 50% of total deferred revenue. As of December 31, 2006, total deferred revenue included $19.0 million of deferred revenue related to a single customer.
Note 8 — Restructuring and Severance Charges
     During the three months ended March 31, 2006, the Company recognized restructuring and severance charges of $738,000, all of which originated from actions arising during 2005; there were no new actions taken during 2006 or 2007.
     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2007, none of the restructuring and severance liability was classified as non-current. At March 31, 2006, $272,000 of the restructuring and severance liability was classified in “Other non-current liabilities.” The activity related to restructuring liability during the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	2007	2006
Balance, January 1	$1,063	$3,582
Payments	(285)	(1,429)
Adjustments to previously accrued amounts	10	107
Current period charges	—	631
Foreign currency translation adjustment	2	36

Total liability balance, March 31	790	2,927
Less long-term restructuring and severance liability	—	(272)

Current restructuring and severance liability	$790	$2,655

Note 9 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”).
     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options. The following weighted-average key assumptions were used to estimate the fair value of options granted in the periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.6%	4.5%
Expected dividend yield	0%	0%
Volatility	73%	60%
Expected life	4.0 years	4.5 years
Weighted average Black-Scholes value of options granted	$6.78	$4.45
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. The expected term of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate is 10% for both quarters presented. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants that is recorded in our Condensed Consolidated Statements of Operations for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of product revenue	$27	$15
Cost of service revenue	41	—
Research and development, net	342	93
Sales and marketing	137	105
General and administrative	475	268

Total	$1,022	$481

     A summary of the Company’s stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	3,867,415	$14.68
Grants	17,000	11.75
Exercises	(133,457)	7.99
Cancellations	(100,500)	20.53

Outstanding at March 31, 2007	3,650,458	$14.75	6.5 years	$10.8 million

Exercisable at March 31, 2007	2,924,819	$15.81	5.7 years	$ 8.4 million

Available for grant at March 31, 2007	2,402,523

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $680,000 and $281,000, respectively, for the periods ended March 31, 2007 and 2006.
     As of March 31, 2007 and 2006, the Company had $7.8 million and $2.5 million, respectively, of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants, which was expected to be recognized over a weighted average period of 2.5 years and 1.4 years, respectively.
Note 10 — Taxes
     The Company recorded a tax provision of $365,000 and $269,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The expense recorded for both three-month periods was primarily related to foreign and certain state income taxes payable.
     In June 2006, the FASB issued its Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns, as well as all open tax years in these jurisdictions. Except for the tax years 2003 and 2004 with respect to its wholly-owned subsidiary’s income tax filings in the United Kingdom, no open periods in any jurisdiction are currently under audit.
     There was no financial statement impact from the adoption of FIN 48. As of January 1, 2007, the Company had recorded approximately $500,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these tax benefits would reduce the Company’s effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts are not material as of January 1, 2007 and March 31, 2007.
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006
Product revenue	$27,235	$31,428	$6,425	$2,841	$33,660	$34,269
Service revenue	8,603	10,464	4,846	3,782	13,449	14,246

Total revenue	$35,838	$41,892	$11,271	$6,623	$47,109	$48,515

     Revenue attributed to foreign countries is derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $33.3 million and $38.0 million for the three months ended March 31, 2007 and 2006, respectively.
     There has been no material change in the balances of long-lived assets.
Note 12 — Foreign Currency Derivatives
     During the first quarter of 2007, the Company entered into three separate forward contracts for a combined total of £37.8 million (British pound sterling) and €3.5 million (Euro) to hedge anticipated cash receipts on specific sales contracts, which are expected to be received between the end of 2007 and 2009. At March 31, 2007, these three forward contracts were designated as cash flow hedges. Prior to one of the forward contract’s designation as an effective cash flow hedge on February 15, 2007, the Company recorded a gain of approximately $370,000 to “Other income” on its Condensed Consolidated Statements of Operations. As of March 31, 2007, the fair values of these contracts was a loss of $167,000, and unrecognized losses on the forward contracts have been recorded to

“Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet in the amount of $288,000. During the quarter, £5.0 million of the forward contracts settled upon receipt of cash from the Company’s customer, and therefore, as of March 31, 2007, £32.8 million and €3.5 million were the notional amounts outstanding on the Company’s foreign currency derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements are set forth in the discussion under “Item 1A. Risk Factors” in Part II of this Report. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”), and the Condensed Consolidated Financial Statements and accompanying Notes thereto in this Report.
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
     In early 2006 we announced our Adaptive Supercomputing vision to expand the concept of hybrid computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. We believe that our November 2006 $250 million award from the Defense Advanced Research Projects Agency (“DARPA”) under its High Productivity Computing Systems (“HPCS”) program validates our Adaptive Supercomputing vision. This award will co-fund our Cascade development project to implement this vision.
     Summary of 1st Quarter 2007 Results
     Total revenue for the first three months of 2007 decreased by $1.4 million or 3% from total revenue for the first three months of 2006 principally due to a period-over-period decrease of nearly $8.0 million in revenue recognized on our low margin DARPA Phase II and Red Storm projects. This decrease was offset in part by increased sales of $7.4 million of our Cray XT4 and other HPC products.
     Loss from operations improved to a loss of $1.9 million for the first three months of 2007, compared to a loss from operations of $4.4 million for the same period in 2006. The improvement was primarily due to a $1.4 million increase in gross margin on first quarter 2007 sales and a reduction of $1.3 million in general and administrative costs over the prior year period. Our net loss for the first quarter of 2007 was favorably impacted by increased interest income in the period on higher cash and short-term investment balances.

     Net cash provided by operations in the first quarter of 2007 was $6.3 million compared to $23.9 million in the first three months of 2006. Cash, cash equivalents, restricted cash and short-term investment balances were $147.6 million and $140.3 million, respectively, as of March 31, 2007 and December 31, 2006.
     Market Overview and Challenges
     The most significant trend in the HPC market is the continuing expansion and acceptance of low-bandwidth cluster systems using processors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the HPC market, especially in capacity computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.
     To compete against these systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based product being developed in our BlackWidow project and our new multithreaded Cray XMT system. These products, which focus initially on a narrower market than our commodity processor products, are expected to be available in late 2007 and 2008, respectively. One of our challenges is to broaden the markets for these products. We must add greater performance differentiation to our high-bandwidth massively parallel commodity processor-based products, such as the Cray XT4 and successor systems, while balancing the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop but provide customers with higher levels of performance and capability.
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

Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period, and for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and 2008 and our longer-term Adaptive Supercomputing vision are efforts to increase product revenue. Product revenue varies significantly from quarter to quarter. Service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our overall product margins in the first quarter of 2007 were 30%, while our overall margins, including service, were 33%. To be successful, we need to increase product gross margins, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible. Recent increases in gross margins have led to improved operational results.
     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of co-funded research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006 we received increased levels of co-funding for our research and development projects. Our 2006 DARPA Phase III award is in line with our long-term development path. This award likely will result in some increase in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our overall operating expenses significantly decreased in 2006 compared to 2005, especially in research and development. Our first quarter 2007 operating expenses decreased by $1.1 million from first quarter 2006 and, as a percent of revenue, were 37% compared to 38% for the same period in 2006.
     Liquidity and cash flows. Due to the variability in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of potential increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Our common stock offering in late 2006 was consistent with our goal to build our cash position to provide additional working capital and to improve our operational and strategic flexibility while at the same time lowering the business risk to shareholders. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, accounting for loss contracts, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the Consolidated Financial Statements included in our 2006 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of March 31, 2007, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and assessments of fair value, estimation of restructuring costs, percentage of completion accounting on the Red Storm contract, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
     Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.
     Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. We record revenue in our Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
     If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described below under our product or service revenue recognition policies. We consider the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocate a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.
     Products. We recognize revenue from product sales upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition.
     DARPA Phase II and Red Storm Project Revenue. Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made. Revenue from these arrangements is included in Product Revenue on our accompanying Statements of Operations. Funding under DARPA Phase III is reflected as reimbursed research and development expense, and as such is deducted to arrive at net research and development expenses as recorded on our Condensed Consolidated Statements of Operations.
     Services. Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon acceptance of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from Cray Technical Services is recognized as the services are rendered.
     Inventory Valuation
     We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. We are nearing the end of the life cycle for the Cray XT3 and Cray XD1 systems and have made certain estimates of the future demand for this product. These estimates are subject to risk in the near term and could require a write-down of inventory if the actual demand is lower than currently estimated.
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
     Goodwill
     Approximately 18% of our total assets as of March 31, 2007 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. (“SGI”) in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2007, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.

     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of March 31, 2007, we had approximately $139.4 million of deferred tax assets, of which $138.7 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations. For the three-month periods ended March 31, 2007 and 2006, we recognized income tax expense of $365,000 and $269,000, respectively, related to taxes due in foreign and certain state and local jurisdictions
     On January 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This adoption did not have a material impact on our financial position.
     Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of March 31, 2007, our estimate of loss on the Red Storm contract was consistent with our estimate of such loss as of December 31, 2005 and 2006, which was a cumulative loss of $15.3 million, all of which was recorded in prior periods. As of March 31, 2007 and December 31, 2006, the balance in the Red Storm loss contract accrual account was $7,000 and $157,000, respectively, and is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.
     Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.
     Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and is measured as milestone achievements occur or as costs are incurred. In 2006, certain of these co-funding payments were recognized as product revenue. See “Revenue Recognition — DARPA Phase II and Red Storm Project Revenue” above.
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
     Share-based Compensation
     We account for share-based compensation in accordance with the provisions of FAS 123R. Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.
Results of Operations
Revenue and Gross Margins
     Our product and service revenue and gross margins for the three months ended March 31 were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2007	2006
Product revenue	$33,660	$34,269
Less: Cost of product revenue	23,577	26,677

Product gross margin	$10,083	$7,592

Product gross margin percentage	30%	22%

Service revenue	$13,449	$14,246
Less: Cost of service revenue	7,998	7,693

Service gross margin	$5,451	$6,553

Service gross margin percentage	41%	46%

Total revenue	$47,109	$48,515
Less: Total cost of revenue	31,575	34,370

Total gross margin	$15,534	$14,145

Total gross margin percentage	33%	29%
Product Revenue
     Product revenue for the three months ended March 31, 2007 consisted of $33.7 million primarily from sales of our Cray XT4 systems, but also includes sales of our other HPC products. Product revenue for the three months ended March 31, 2006 consisted of $26.3 million primarily from our Cray XT3 systems, our Cray XD1 and Cray X1/X1E systems and other products and $8.0 million from our low margin Red Storm and DARPA Phase II development projects.
     Quarterly and annual results for 2007 will be affected by many factors, including the timing and success of the Cray XT4 and BlackWidow product rollouts. The Cray XT4 system is currently available and shipping, with an important upgrade to a quad-core Opteron processor from AMD planned in late 2007. Planned re-spins of the BlackWidow and Cray XMT systems will likely result in initial BlackWidow deliveries in late 2007 and initial Cray XMT system deliveries in 2008. These changes in the anticipated timing of product availability have impacted our outlook for 2007. While there continues to be a wide range of potential outcomes for quarterly and annual results, we estimate the mid-point for the 2007 revenue range to be about $230 million. This estimate assumes a significant contribution from quad-core Cray XT4 systems and upgrades, as well as a contribution from initial BlackWidow sales. If we do not recognize any product revenue from our quad-core Cray XT4 and initial BlackWidow systems in 2007, we expect our total 2007 revenue would be less than $200 million. We anticipate as much as 50% of full-year product revenue could be recognized in the fourth quarter, while second and third quarter results are expected to be mixed, with the third quarter likely benefiting from a very large product acceptance of about $40 million and the second quarter potentially having minimal product revenue, resulting in total revenue in the second quarter likely in the range of $20 million to $25 million.
Service Revenue
     Service revenue for the first three months of 2007 decreased by approximately $800,000, from the same period in 2006, due to a high margin Cray Technical Services custom engineering contract that ended in 2006.
     While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems. Overall service revenue may decline in 2007 due to the end of a significant Cray Technical Services custom engineering contract in 2006.
Product Gross Margin
     Product gross margin improved 8 percentage points to 30% for the first three months of 2007 compared to the same period in 2006. This increase in product gross margin was due to improved margins on our Cray XT3, Cray XT4 and other products in the first quarter of 2007, while product margins in the first quarter of 2006 were impacted adversely by low margin development project revenue. If the effects of the low margin project revenue development projects were excluded, adjusted product margins for the 2006 period would have been approximately 27%.
     With minimal low-margin, development-related product revenue expected in 2007 and some expected benefit of new product introductions, we expect overall product gross margins to increase in 2007 as compared to 2006 and to be in the low 30% range.
Service Gross Margin
     At 41%, service gross margin was 5 percentage points lower in the first quarter of 2007 compared to the same period in 2006. The 2006 period benefited from high margin Cray Technical Services revenue from a custom engineering contract, as described above, and our 2007 quarterly results were adversely impacted by slightly higher costs associated with large system installations. Service gross margin percentage for 2007 is expected to decrease somewhat from 2006 levels for the same reasons.
Operating Expenses
     Research and Development
     Our research and development expenses for the three months ended March 31 were (in thousands, except for percentages):

	Three Months
	Ended March 31,
	2007	2006
Gross research and development expenses	$22,531	$26,073
Less: Amounts included in cost of product revenue	(270)	(6,378)
Less: Reimbursed research and development (excludes amounts in revenue)	(14,381)	(12,480)

Net research and development expenses	$7,880	$7,215

Percentage of total revenue	17%	15%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phases II and III projects. Research and development expenses on the Red Storm and DARPA Phase II projects are reflected in our Statements of Operations as cost of product revenue, and government co-funding on our other projects, including DARPA Phase III, is recorded in our Statements of Operations as reimbursed research and development expense. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

     For the three-month period ending March 31, 2007, net research and development expenses increased slightly as compared to the same period in 2006 due principally to lower government co-funding amounts recognized which were offset in part by lower gross research and development expenses. Delays in completing milestones on the Cray XMT product as a result of the additional required respin of the processor ASIC increased first quarter 2007 net research and development expenses and will likely impact the next few quarters as well. When certain milestones are achieved, net research and development expenses in the quarter of achievement could benefit.
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
     Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three months ended March 31 were (in thousands, except for percentages):

	Three Months
	Ended March 31,
	2007	2006
Sales and marketing	$5,268	$4,985
Percentage of total revenue	11%	10%
General and administrative	$4,280	$5,594
Percentage of total revenue	9%	12%
Restructuring and severance	$10	$738
Percentage of total revenue	<1%	2%
     Sales and Marketing. The increase in sales and marketing expenses for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to an increase in headcount. We expect that 2007 sales and marketing expenses could be higher than 2006 levels primarily due to increased headcount.
     General and Administrative. The decrease in general and administrative costs for the three months ended March 31, 2007 over the corresponding 2006 period was due to decreases in expense for variable pay and retention compensation programs. Additionally, the 2006 period was negatively impacted by accounting and legal costs related to the restatement of certain 2004 financial information. We expect overall 2007 general and administrative expenses to be somewhat lower than 2006 expense levels.
     Restructuring and Severance. Restructuring and severance charges included costs related to our efforts to reduce our overall cost structure by reducing headcount. In the first quarters of 2007 and 2006, we continued to incur additional severance costs related to our second and fourth quarter 2005 actions, though at decreasing levels, as those actions are completed.
     Other Income (Expense), net
     For the three months ended March 31, 2007 and 2006, we recognized net other income of $395,000 and net other expense of $41,000, respectively. Net other income for the three months ended March 31, 2007 was principally the result of gains realized prior to a foreign currency derivative’s designation as an effective cash flow hedge, while net other expense for the three months ended March 31, 2006 was principally the result of a loss in fair value on a foreign currency derivative not designated as a cash flow hedge, offset in part by net foreign currency transaction gains.
     Interest Income (Expense), net
     Our interest income and interest expense for the three months ended March 31 were (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Interest income	$1,835	$485
Interest expense	(802)	(1,093)

Net interest income (expense)	$1,033	$(608)

     Interest income increased significantly in the first quarter of 2007 compared to the same period in 2006 as a result of higher average invested cash balances and higher short-term interest rates. Higher invested cash balances were primarily a result of proceeds from our December 2006 public offering.
     Interest expense for the first three months of both 2007 and 2006 principally consisted of $600,000 of interest on our Notes in each period and $172,000 and $338,000, respectively, of non-cash amortization of capitalized issuance costs.
     Taxes
     We recorded tax expense of $365,000 and $269,000 for the three months ended March 31, 2007 and 2006, respectively. The tax expense recognized in both 2007 and 2006 reflects tax expense for local, state and foreign tax jurisdictions.
Liquidity and Capital Resources
     Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $173.3 million at March 31, 2007, compared to $185.1 million at December 31, 2006; cash, cash equivalents and restricted cash decreased by $24.2 million while short-term investments increased by $31.5 million and accounts receivable decreased by $19.1 million. At March 31, 2007, we had working capital of $139.6 million compared to $136.3 million at December 31, 2006.
     Net cash provided by operating activities for the three months ended March 31, 2007 was $6.3 million compared to $23.9 million for the same period in 2006. For the three months ended March 31, 2007, cash provided by operating activities was principally the result of non-cash operating items included in net loss and decreases in accounts receivable and inventory, which were slightly offset by decreases in accrued payroll and related expenses, advance research and development payments, accounts payable and deferred revenue. Net cash provided by operating activities for the three months ended March 31, 2006 consisted primarily of decreases in accounts receivable and inventory and an increase in accounts payable, partially offset by a decrease in deferred revenue.
     Net cash used by investing activities was $31.7 million for the three months ended March 31, 2007, compared to net cash used by investing activities of $757,000 for the respective 2006 period. Net cash used by investing activities for the three months ended March 31, 2007 consisted primarily of purchases of short-term investments. Net cash used by investing activities for the three months ended March 31, 2006 consisted primarily of purchases of property and equipment.
     Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2007, compared to $702,000 for the respective 2006 period. The net cash provided by financing activities for both periods resulted primarily from cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan. In both years, these proceeds were partially offset by principal payments on capital leases.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. As of March 31, 2007, our remaining fiscal year 2007 capital budget for property and equipment was approximately $14 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of March 31, 2007 (in thousands):

	Amounts Committed by Year
		Less than	1-3	3-5
Contractual Obligations	Total	1 year	years	years	Thereafter
Development agreements	$18,536	$16,349	$2,187	$—	$—
Operating leases	6,206	2,405	3,369	409	23

Total contractual cash obligations	$24,742	$18,754	$5,556	$409	$23

     We have $80.0 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. These Notes bear interest at 3.0% ($2.4 million per year, or $600,000 on a quarterly basis) and holders of these Notes may require us to purchase these Notes on December 1, 2009, December 1, 2014 and December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. Additionally, we have a two-year cash-secured revolving line of credit for up to $25.0 million, which expires in December 2008. No amounts were outstanding under this line as of March 31, 2007. As of the same date, we were eligible to borrow $24.8 million against this line of credit; the borrowing limitation relates to restrictions from an outstanding letter of credit. We are required to maintain $25 million of restricted cash in connection with our line of credit agreement.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three-month periods ended March 31, 2007 and 2006, we incurred $4.1 million and $7.0 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments, operations and credit facility. Even assuming acceptances and payment for large new systems to be sold and the benefit from our restructuring activities and other recent cost reduction efforts, our cash flow from operations is likely to be negative for 2007 as a whole, largely to support working capital requirements, although a wide range of results is possible. With the proceeds of our December 2006 public offering, and the near term expected cash flow from our DARPA Phase III award, we do not anticipate borrowing from our credit line and we expect our cash resources to be adequate for at least the next twelve months.
     We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT4, BlackWidow and Cray XMT systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At March 31, 2007, we held a portfolio of highly liquid investments, all of which were to mature in a range between less than 90 days and up to two years from the date of initial investment.

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. During the first quarter of 2007, we entered into three separate forward exchange contracts with notional amounts totaling £37.8 million (British pound sterling) and €3.5 million (Euro) to hedge anticipated cash receipts on specific sales contracts against the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2007, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.5 million.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2007 that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the first three quarters of 2007 to come from a few principal transactions, and a significant portion of our product revenue in late 2007 to come from upgrades to our Cray XT4 system utilizing quad-core AMD Opteron processors with new scalable system software, and initial deliveries of our Cray BlackWidow system, all of which are currently in development. We anticipate that as much as 50% of full-year product revenue could be recognized in the fourth quarter, while second and third quarter results are expected to be mixed, with the third quarter likely benefiting from a very large product acceptance of about $40 million and the second quarter potentially having minimal product revenue. Delays in recognizing revenue from any of those transactions due to not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results for those quarters, and could shift associated revenue, margin and cash receipts into a subsequent quarter or fiscal year.
     We experienced net losses in each full year of our development-stage operations prior to 2002. For 2002 we had net income of $5.4 million and for 2003 we had net income of $63.2 million, including an income tax benefit of $42.2 million substantially all of which came from the reversal of a valuation allowance against deferred tax assets. For 2004 we had a net loss of $207.4 million, including an expense for in-process research and development of $43.4 million and an income tax expense of $59.1 million, of which $58.9 million related to the establishment of a valuation allowance against deferred tax assets. For 2005 we had a net loss of $64.3 million; for 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income in the fourth quarter; and for the first quarter of 2007, we had a net loss of $841,000.
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
     Failure to sell Cray XT4 systems in planned quantities and at expected gross margins could adversely affect revenue and operating results in 2007 and future periods. We expect that a substantial majority of our product revenue in 2007 will come from a limited number of sales of Cray XT4 systems in the United States and overseas. We shipped the first Cray XT4 system in late November 2006, and we received the first customer acceptance of a Cray XT4 system in the first quarter of 2007. We will require timely availability of quad-core AMD Opteron processors in the second half of 2007 and timely completion of scalable system software for large systems if we are to receive product acceptances planned for the fourth quarter of 2007. We also face significant margin pressure for our Cray XT4 system from competitors. If we do not sell these systems in planned quantities and at expected margins, our 2007 revenue and operating results would be adversely affected.
     In order to command higher margins in 2007 and beyond, we need increased performance differentiation from our competitors in our Cray XT4 and future Baker massively parallel products. The market for such products is larger but is replete with low bandwidth cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Potential customers may be able to meet their computing needs through the use of such systems, and are willing to accept lower capability and less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, put pricing pressure on us in certain competitive procurements. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
     Our inability to complete the development of our BlackWidow and Cray XMT supercomputer systems would adversely affect our revenue and operating results in 2007 and future periods. Our 2007 plan initially contemplated product revenue and gross margin from sales of our BlackWidow and our Cray XMT systems. These systems are still in development and, with required respins of integrated circuits for both of these products, we do not expect initial deliveries of the BlackWidow system until late 2007 and initial deliveries of the Cray XMT system until 2008. These hardware and software development efforts are lengthy and technically challenging processes. We may incur additional delays in successfully completing the design and production of these hardware components, including several custom integrated circuits and network components; in detecting and correcting, if possible, design errors in such integrated circuits and components; and/or in developing requisite system software, integrating and stabilizing the full systems. Any of these delays will make it difficult for us to develop the BlackWidow system in time for revenue recognition during 2007 and could result in additional delays in the availability of the Cray XMT system. The delays in the BlackWidow and Cray XMT system development have adversely impacted our expected 2007 operating results and any such additional delay in the availability of the BlackWidow system will adversely impact our 2007 operating results even further. Delays in product availability of initial systems can impact future revenue as anticipated follow-on purchases of these systems may be reduced or delayed.
     If we lose government support for development of our supercomputer systems, our net research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and our BlackWidow and Cray XMT projects through other agencies; this funding significantly reduces our reported level of net research and development expenses. DARPA’s financial commitments are subject to Congressional and federal inter-agency action. Our development projects for our BlackWidow and multithreaded projects are expected to be funded through September 2007 but the timing of current funding as well as future funding for these projects may be at risk. Any delay of funding could result in significant quarterly fluctuations in research and development expense. Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, a change of priorities, international political developments, overall budgetary considerations or for any other reason. Any delay or decrease in other governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our operating results and our ability to implement our product roadmap.
     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin manufacture of the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory. See also the Risk Factor captioned, “We have placed last-time buy decisions affecting our current products, which may adversely affect our revenue and operating results,” below;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability; and

•	some of our key suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies.
     Our Cray XT4 and successor systems utilize AMD Opteron processors as will planned upgrade and successor products. Our performance in the fourth quarter of 2007 depends substantially on the timely availability of quad-core Opteron processors from AMD, and a delay in availability of these processors could have a material adverse effect on our revenue, earnings and cash flow for 2007. To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our BlackWidow system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc. while our Cray XMT system is based on custom integrated circuits manufactured for us by Taiwan Semiconductor Manufacturing Company. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
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
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to developing the BlackWidow system for general availability and scalable system software for quad-core Cray XT4 systems in the second half of 2007, we continue work on our product roadmap, including the Cray XMT system, the Baker project as the successor to the Cray XT4 system and our Cascade program under the DARPA HPCS Phase III award to implement our Adaptive Supercomputing vision. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Engineering resources directed to solving current issues may adversely affect the timely development of successor or future products. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software or uncover stability issues, whether for software or hardware, our revenue, results of operations and cash flows, and the reputation of such systems in the market could be adversely affected. Future sales of our products may be adversely affected by any of these factors. We have suffered significantly from product delays in the past that adversely affected our financial performance, and we continue to incur some stability issues typical of new large installations. We recently announced development delays for both our BlackWidow project and Cray XMT system. We may incur additional development delays and stability issues in 2007 and subsequent years, which could adversely affect our revenue and operating results in those periods.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2003, approximately 81% of our aggregate product revenue was derived from sales to various agencies of the U.S. government; in 2004, 2005, 2006 and the first quarter of 2007, approximately 81%, 55%, 45% and 79%, respectively, of our product revenue was derived from such sales. Our 2007 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     Phase III of the DARPA HPCS program will affect our operations. Our proposal for Phase III of the DARPA HPCS program was accepted on November 21, 2006, for the development of our Cascade project. This award calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones, of which to date we have met one. If we do not meet any of the remaining milestones, our cash flows would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts would be adversely impacted if DARPA did not receive expected funding or decided to terminate the program before completion. We must contribute at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. This award likely will result in increased net research and development expenditures by us for the cost-sharing portion of the program and adversely affect our cash flow, particularly in the later years of the program.
     The achievement of our business plan is highly dependent on increased product revenue and margins. Product revenue in recent years has been adversely affected by delays in product shipments due to development delays, including system software development for large systems, and at times by the availability of key components from third-party vendors. System stability issues typical of new large systems previously have affected the timing of system acceptances, which adversely affects our revenue, results of operations and cash flows. In the past, product margins have been adversely impacted by competitive pressures, lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory. We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which have resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance. To improve our financial performance, we need to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin.
     We have placed last-time buy decisions affecting our current products, which may adversely affect our revenue and operating results. We placed a last-time buy order in the first quarter of 2007 for a key component for our Cray XT4 and Cray XMT systems. Such last-time buy orders and inventory purchases were placed before we could know all possible sales prospects for these products. In determining last-time buy orders and inventory purchases, we either may have estimated too low, in which case we limited the number of possible sales of products and reduced potential revenue, perhaps substantially, or we may have estimated too high, and may incur inventory obsolescence charges. Either way, our operating results could be adversely affected. These last-time buy decisions adversely impact short-term cash flow and increase inventory because the items are paid for well in advance of customer revenue. For example, since September 2006 we have placed orders for approximately $8.5 million of certain components for which we expect delivery in 2007 but do not expect to sell the major part of the products containing these components until sometime in 2008.
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
     Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in technology could make low bandwidth cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and would reduce our revenue and operating results.

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
     The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock. We have used share-based compensation, primarily stock options and an employee stock purchase plan, as a key component in our employee compensation. In previous years we granted stock options to each new employee and to all employees on an annual basis, and in 2005 we vested almost all existing stock options. For 2003 through 2005, as we have reported in the notes to our financial statements, we estimated that our stock option and employee stock purchase programs, as then structured, would have added approximately $7 million to $26 million of additional non-cash expense annually. These estimates were based on use of the Black-Scholes valuation method, which provides significantly different values depending on certain assumptions. Beginning in 2006, in light of the adoption of FAS 123R, we awarded option and stock awards to a limited number of new employees and granted options and restricted stock to less than a majority of employees, almost all with four-year vesting periods. We also changed the purchase price under our employee stock purchase plan to 95% of the closing market price on the fourth business day after the end of each offering period in order to designate the plan as non-compensatory, and thereby avoid expense which would have otherwise been incurred under FAS 123R. We recorded approximately $1.0 million as non-cash compensation expense in the first quarter of 2007 and $2.1 million for all of 2006 for stock options and restricted stock grants, and we anticipate that this amount will increase in future years. We do not know how analysts and investors will react to the additional expense recorded in our statements of operations rather than disclosed in the notes thereto, and thus such additional expense may adversely affect the market price of our common stock.

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
     We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K. Such report must contain, among other items, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.
     We received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005 and 2006; for 2004, however, we reported material weaknesses and received a disclaimed attestation report. Each year, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.

     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”). Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, 2014, or 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of March 31, 2007 we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $25.0 million cash secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of March 31, 2007, we had approximately $24.8 million available to borrow under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. Over time, the level of our indebtedness could, among other things:
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
     We may not have the funds necessary to purchase the Notes upon a fundamental change or other purchase date and our ability to purchase the Notes in such events may be limited. On December 1, 2009, December 1, 2014 or December 1, 2019, holders of the Notes may require us to purchase their Notes for cash. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. While our existing credit facility does not prohibit us from repurchasing any of the Notes, any subsequent credit facility may include such a covenant or a requirement for prior written consent from the lender. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. If a repurchase event occurs, we may require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture would constitute a default under our existing senior secured credit facility and could lead to defaults under other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.
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
     New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries have begun implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We did not ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions, and we are working with our suppliers to assure RoHS compliance with respect to our other products. We believe we are RoHS-compliant with our Cray XT4 system which began shipping in the fourth quarter of 2006 and our BlackWidow and Cray XMT systems which we plan to ship in late 2007 and 2008. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2007, we had outstanding:
•	32,432,747 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,650,458 shares of common stock issuable upon exercise of options, of which options to 2,924,819 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 846,243 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested. The restrictions on 511,733 of these shares lapse in June 2007.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at March 31, 2007, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

Item 6. Exhibits
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

CRAY INC.
May 7, 2007	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer