Form 10-K/A
period 2006-12-31
CRAY INC
filed 2007-06-20
CIK 949158

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

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), filed on March 9, 2007, solely to amend the Deloitte & Touche LLP Report of Independent Registered Public Accounting Firm that appeared on page F-30 of our 2006 10-K.
      The report of Deloitte & Touche LLP in our 2006 10-K referred to the “accompanying consolidated balance sheet” of us and our subsidiaries as of December 31, 2004 and our financial position at that date; under applicable SEC rules, our 2006 10-K did not contain our consolidated balance sheet as of December 31, 2004. The Deloitte & Touche LLP report contained in this Amendment No. 1 to our 2006 10-K does not refer to our consolidated balance sheet as of December 31, 2004, or our financial position at that date.
      Although the sole change effected by this Amendment No. 1 is to amend the Deloitte & Touche LLP report as described above, we have included in this Amendment No. 1 all of Item 8, a revised consent of Deloitte & Touche LLP and updated officer certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934.
      By this Amendment No. 1 we have not amended, except as described above, or updated any information contained in our 2006 10-K as originally filed, and this Amendment No. 1 to our 2006 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of our 2006 10-K.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS*

*	The Financial Statements are located following page 7.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on June 19, 2007.

CRAY INC.

By	/s/ Peter J. Ungaro
Peter J. Ungaro
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 19, 2007.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ William C. Blake* William C. Blake	Director

By /s/ John B. Jones, Jr.* John B. Jones, Jr.	Director

By /s/ Stephen C. Kiely* Stephen C. Kiely	Director

By /s/ Frank L. Lederman* Frank L. Lederman	Director

Signature	Title

By /s/ Sally G. Narodick* Sally G. Narodick	Director

By /s/ Daniel C. Regis* Daniel C. Regis	Director

By /s/ Stephen C. Richards* Stephen C. Richards	Director

* By /s/ Kenneth W. Johnson Kenneth W. Johnson Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$46,026	$115,328
Restricted cash	—	25,000
Accounts receivable, net	55,064	44,790
Inventory	67,712	58,798
Prepaid expenses and other current assets	2,909	2,156

Total current assets	171,711	246,072

Property and equipment, net	31,292	21,564
Service inventory, net	3,285	4,292
Goodwill	56,839	57,138
Deferred tax asset	575	722
Intangible assets, net	1,113	1,404
Other non-current assets	8,190	6,311

TOTAL ASSETS	$273,005	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,911	$22,450
Accrued payroll and related expenses	12,145	17,411
Advance research and development payments	1,538	21,518
Other accrued liabilities	9,164	5,121
Deferred revenue	81,749	43,248

Total current liabilities	119,507	109,748

Long-term deferred revenue	5,234	2,475
Other non-current liabilities	2,317	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,058	196,129

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 22,743,377 and 32,236,888 shares, respectively	422,691	507,356
Exchangeable shares, no par value — Unlimited shares authorized; 19,710 and no shares outstanding, respectively	576	—
Deferred compensation	(2,811)	—
Accumulated other comprehensive income	6,258	6,855
Accumulated deficit	(360,767)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	65,947	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,005	$337,503

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

Seattle, Washington
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cray Inc.
Seattle, Washington

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows of Cray Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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