Form 10-Q
period 2007-06-30
CRAY INC
filed 2007-08-07
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     As of July 30, 2007, 32,572,196 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

\

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
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$48,335	$115,328
Restricted cash	25,000	25,000
Short-term investments, available-for-sale	51,163	—
Accounts receivable, net	24,599	44,790
Inventory	61,950	58,798
Prepaid expenses and other current assets	4,635	2,156

Total current assets	215,682	246,072

Property and equipment, net	19,697	21,564
Service inventory, net	3,707	4,292
Goodwill	61,503	57,138
Deferred tax asset	770	722
Intangible assets, net	1,309	1,404
Other non-current assets	6,000	6,311

TOTAL ASSETS	$308,668	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,686	$22,450
Accrued payroll and related expenses	11,944	17,411
Advance research and development payments	8,899	21,518
Other accrued liabilities	5,515	5,121
Deferred revenue	37,808	43,248

Total current liabilities	82,852	109,748

Long-term deferred revenue	1,589	2,475
Other non-current liabilities	3,526	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	167,967	196,129

Commitments and Contingencies

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 32,547,950 and 32,236,888 shares, respectively	511,372	507,356
Accumulated other comprehensive income	9,391	6,855
Accumulated deficit	(380,062)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	140,701	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$308,668	$337,503

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product	$13,789	$24,647	$47,449	$58,916
Service	12,836	13,866	26,285	28,112

Total revenue	26,625	38,513	73,734	87,028

Cost of revenue:
Cost of product revenue	8,227	18,099	31,804	44,776
Cost of service revenue	7,660	7,901	15,658	15,594

Total cost of revenue	15,887	26,000	47,462	60,370

Gross margin	10,738	12,513	26,272	26,658

Operating expenses:
Research and development, net	8,859	6,371	16,739	13,586
Sales and marketing	5,123	5,682	10,391	10,667
General and administrative	3,822	4,600	8,102	10,194
Restructuring and severance	—	549	10	1,287

Total operating expenses	17,804	17,202	35,242	35,734

Loss from operations	(7,066)	(4,689)	(8,970)	(9,076)

Other income (expense), net	76	(1,831)	471	(1,872)
Interest income (expense), net	966	(441)	1,999	(1,049)

Loss before income taxes	(6,024)	(6,961)	(6,500)	(11,997)

Provision for income taxes	360	212	725	481

Net loss	$(6,384)	$(7,173)	$(7,225)	$(12,478)

Basic and diluted net loss per share	$(0.20)	$(0.32)	$(0.23)	$(0.56)

Basic and diluted weighted average shares outstanding	31,635	22,451	31,560	22,395

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(7,225)	$(12,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,383	8,751
Share-based compensation cost	1,972	999
Inventory write-down	156	383
Amortization of issuance costs, convertible notes payable and line of credit	344	676
Deferred income taxes	(48)	(27)

Changes in operating assets and liabilities:
Accounts receivable	19,147	12,836
Inventory	(6,677)	(13,589)
Prepaid expenses and other current assets	(2,561)	(944)
Other non-current assets	(34)	(173)
Service inventory	—	22
Accounts payable	(3,889)	7,745
Accrued payroll and related expenses and other accrued liabilities	(5,079)	(634)
Advance research and development payments	(12,619)	—
Other non-current liabilities	(393)	(8)
Deferred revenue	(6,534)	(5,773)

Net cash used in operating activities	(17,057)	(2,214)

Investing activities:
Sales/maturities of short-term investments	12,850	—
Purchases of short-term investments	(63,668)	—
Proceeds from sale of investment	—	239
Purchases of property and equipment	(644)	(1,475)

Net cash used in investing activities	(51,462)	(1,236)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	246	288
Proceeds from exercise of options	1,271	880
Line of credit issuance costs	—	(375)
Principal payments on capital leases	(31)	(59)

Net cash provided by financing activities	1,486	734

Effect of foreign exchange rate changes on cash and cash equivalents	40	62

Net decrease in cash and cash equivalents	(66,993)	(2,654)

Cash and cash equivalents
Beginning of period	115,328	46,026

End of period	$48,335	$43,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,200	$1,880
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$3,369	$2,275
Stock issued for 401(k) match	$527	$394
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these Notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended (as so amended, the “2006 Form 10-K”).
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
     During the six months ended June 30, 2007, the Company incurred a net loss of $7.2 million and used $17.1 million of cash in operating activities. The Company had $132.8 million of working capital as of June 30, 2007.
     Management’s plans project that the Company’s current cash resources will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings. There can be no assurance the Company will be successful in its efforts to achieve future profitable operations or generate sufficient cash from operations.
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
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates and assumptions.
Note 2 – Summary of New Accounting Policies
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
Note 3 – Recent Accounting Developments
     In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.
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
     For the three and six months ended June 30, 2007 and 2006, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2007, potential gross common shares of 11.0 million were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2006, potential gross common shares of 11.3 million were antidilutive and not included in computing diluted EPS.
Note 5 – Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(6,384)	$(7,173)	$(7,225)	$(12,478)
Unrealized loss on available-for-sale investments	(64)	—	(47)	—
Unrealized losses on hedged transactions	(1,482)	—	(1,770)	—
Foreign currency translation adjustment	4,025	2,088	4,353	2,160

Comprehensive loss	$(3,905)	$(5,085)	$(4,689)	$(10,318)

Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Trade accounts receivable	$13,129	$39,417
Unbilled receivables	5,625	4,045
Other receivables	4,931	349
Advance billings	1,247	1,078

	24,932	44,889
Allowance for doubtful accounts	(333)	(99)

Accounts receivable, net.	$24,599	$44,790

     As of June 30, 2007, and December 31, 2006, accounts receivable included $9.1 million and $34.7 million, respectively, due from U.S. government agencies and customers serving the U.S. government. Of this amount, $4.0 million was unbilled in each period, based upon contractual billing arrangements with these customers. Other receivables included amounts due from vendors, various foreign government agencies for value added tax paid and interest on the Company’s short-term investments.
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
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Components and subassemblies	$22,117	$22,536
Work in process	12,817	15,310
Finished goods	27,016	20,952

Total	$61,950	$58,798

     At both June 30, 2007, and December 31, 2006, the majority of finished goods inventory was located at customer sites pending acceptance.
     During the three and six months ended June 30, 2007, the Company wrote off $8,000 and $156,000 of inventory, respectively, and during the three and six months ended June 30, 2006, the Company wrote off $266,000 and $383,000 of inventory, respectively, primarily related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XD1 products, which the Company is phasing out.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Deferred product revenue	$24,988	$26,993
Deferred service revenue	14,409	18,730

Total deferred revenue	39,397	45,723
Less long-term deferred revenue	(1,589)	(2,475)

Deferred revenue in current liabilities	$37,808	$43,248

     As of June 30, 2007, two customers accounted for 52% of total deferred revenue. As of December 31, 2006, one customer accounted for 42% of total deferred revenue.
Note 9 — Restructuring and Severance Charges
     During the three and six months ended June 30, 2006, the Company recognized restructuring and severance charges of $549,000 and $1.3 million, respectively, all of which originated from actions arising during 2005; there were no new actions taken during 2006 or 2007.
     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. The liability activity related to restructuring for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Balance, January 1	$1,063	$3,582
Payments	(285)	(1,429)
Adjustments to previously accrued amounts	10	107
Current period charges	—	631
Foreign currency translation adjustment	2	36

Total liability balance, March 31	790	2,927
Payments	(116)	(723)
Adjustments to previously accrued amounts	—	(3)
Current period charges	—	552
Foreign currency translation adjustment	1	42

Total liability balance, June 30	675	2,795
Less long-term restructuring and severance liability	—	(181)

Current restructuring and severance liability	$675	$2,614

Note 10 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”).
     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. However, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.7%	4.8%	4.7%	4.6%
Expected dividend yield	0%	0%	0%	0%
Volatility	73%	76%	73%	64%
Expected life	4.0 years	4.0 years	4.0 years	4.3 years
Weighted average Black-Scholes value of options granted	$4.57	$4.39	$6.28	$4.43
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. The expected term of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for the three and six month periods ended June 30, 2007 was 5% and 9%, respectively, and 10% for the three and six month periods ended June 30, 2006. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants that was recorded in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of product revenue	$28	$14	$55	$29
Cost of service revenue	46	—	87	—
Research and development, net	302	93	644	186
Sales and marketing	136	106	273	211
General and administrative	438	305	913	573

Total	$950	$518	$1,972	$999

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	3,867,415	$14.68
Grants	22,000	10.88
Exercises	(162,783)	7.81
Cancellations	(121,786)	19.93

Outstanding at June 30, 2007	3,604,846	$14.79	6.3 years	$1,304,000

Exercisable at June 30, 2007	2,884,535	$15.85	5.5 years	$1,301,000

Available for grant at June 30, 2007	2,358,516

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $196,000 and $877,000, respectively, for the three and six months ended June 30, 2007.
     For the three and six months ended June 30, 2007, 55,501 shares of unvested restricted stock were granted by the Company and restrictions lapsed on an aggregate of 511,733 and 516,963 shares, respectively, of formerly restricted stock. As of June 30, 2007, unvested restricted shares totaled 384,781.
     As of June 30, 2007 and 2006, the Company had $7.2 million and $2.4 million, respectively, of total unrecognized compensation cost related to unvested stock options and unvested stock grants, which is expected to be recognized over a weighted average period of 3.3 years and 1.2 years, respectively.

Note 11 — Taxes
     The Company recorded a tax provision of $360,000 and $725,000 for the three and six months ended June 30, 2007, respectively, and $212,000 and $481,000 for the three and six month periods ended June 30, 2006, respectively. The expense recorded for both three and six month periods was related to foreign and certain state income taxes payable.
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
     There was no financial statement impact from the adoption of FIN 48. As of January 1, 2007, the Company had recorded approximately $500,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these tax benefits would reduce the Company’s effective tax rate. There have been no significant changes to these amounts during the three and six month periods ended June 30, 2007. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material as of January 1, 2007 and June 30, 2007.
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
Three months ended June 30,	2007	2006	2007	2006	2007	2006
Product revenue	$9,327	$13,845	$4,462	$10,802	$13,789	$24,647
Service revenue	7,824	9,971	5,012	3,895	12,836	13,866

Total revenue	$17,151	$23,816	$9,474	$14,697	$26,625	$38,513

Six months ended June 30,	2007	2006	2007	2006	2007	2006

Product revenue	$34,540	$45,273	$12,909	$13,643	$47,449	$58,916
Service revenue	16,428	20,435	9,857	7,677	26,285	28,112

Total revenue	$50,968	$65,708	$22,766	$21,320	$73,734	$87,028

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $17.0 million and $50.3 million for the three and six months ended June 30, 2007, compared to approximately $20.4 million and $58.5 million, respectively, for the three and six months ended June 30, 2006. Geographic product revenue previously disclosed in Form 10-Q for the three months ended March

31, 2007 overstated product revenue derived from the United States and understated product revenue derived in Other Countries by $2.0 million. Product revenue for the six months ended June 30, 2007 has been properly reflected in the above tables.
     There has been no material change in the balances of long-lived assets, except for the impact of foreign currency translation on goodwill.
Note 13 — Foreign Currency Derivative
     During the first quarter of 2007, the Company entered into three separate forward contracts for a combined total of £37.8 million (British pound sterling) and €3.5 million (Euro) to hedge anticipated cash receipts on specific sales contracts, which are expected to be received between the end of 2007 and 2009. At June 30, 2007, these three forward contracts were designated as cash flow hedges. During the first quarter of 2007, prior to one of the forward contract’s designation as an effective cash flow hedge, the Company recorded a gain of approximately $370,000 to “Other income” on its Condensed Consolidated Statements of Operations. As of June 30, 2007, the fair value of outstanding forward contracts totaled a loss of approximately $800,000 and unrecognized losses on the forward contracts have been recorded to “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet in the amount of $1.8 million. As of June 30, 2007, forward contracts with notional amounts of £32.8 million and €3.5 million were outstanding.
Note 14 – Subsequent Events
     In July 2007 the Company entered into two forward contracts to hedge a portion of future cash receipts from a sales contract denominated in Norwegian Kroner and value added tax receipts denominated in British pound sterling. These forward contracts, which are hedging foreign currency exposure of approximately $12.0 million, have been designated as cash flow hedges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements are set forth in the discussion under “Item 1A. Risk Factors” in Part II of this Report. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto in our 2006 Form 10-K and the Condensed Consolidated Financial Statements and accompanying Notes thereto in this Report.
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
     In early 2006 we announced our Adaptive Supercomputing vision to expand the concept of hybrid computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. We believe that our November 2006 $250 million award from the Defense Advanced Research Projects Agency (“DARPA”) under its High Productivity Computing Systems (“HPCS”) program validates our Adaptive Supercomputing vision. This award is expected to co-fund our Cascade development project to implement this vision.
     Summary of 1st Half of 2007 Results
     Total revenue for the first six months of 2007 decreased by $13.3 million or 15% compared to the first six months of 2006 principally due to a period-over-period decrease of nearly $18 million in revenue recognized in 2006 on low margin DARPA Phase II and Red Storm projects.
     Loss from operations was $9.0 million for the first six months of 2007 compared to a loss from operations of $9.1 million for the same period in 2006 as improved product gross margins and a slight decrease in operating expenses offset the lower revenue for the 2007 period.
     Net cash used by operations for the first six months of 2007 was $17.1 million compared to a use of cash of $2.2 million for the first six months of 2006 primarily due to decreases in accounts payable, accrued payroll and related expenses and advance research and development payments. Cash and cash equivalents, restricted cash and short-term investments totaled $124.5 million and $140.3 million, respectively, as of June 30, 2007 and December 31, 2006.
     Market Overview and Challenges
     In recent years the most significant trend in the HPC market has been the continuing expansion and acceptance of low-bandwidth cluster systems using processors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the HPC market, especially in capacity computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.
     In the capability market and in large capacity procurements in the enterprise market, the use of commodity processors, networking components and communication software is resulting in increasing data transfer bottlenecks as these components do not balance faster processor speeds with network communication capability. With the arrival of dual and quad-core processors, these unbalanced systems have even lower productivity, especially in larger systems running more complex applications, a trend that is likely to increase with the arrival of ever larger multi-core processors in future years. In addition, with increasing numbers of multi-core processors, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, communication, software and packaging capabilities that enable our systems to scale – that is, to continue to increase performance as our systems, purpose built for the supercomputer market, grow in size. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in an advantageous position as larger multi-core processors enter the market.
     Nevertheless, to compete against cluster systems in the longer term, we also need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based product being developed in our BlackWidow project and our new multithreaded Cray XMT system. These products, which focus initially on a narrower market than our commodity processor products, are expected to be generally available in 2008. One of our challenges is to broaden the markets for these products. In addition we must add greater performance differentiation to our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4, Baker and successor systems. While increasing performance differentiation, we must balance the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop but provide customers with higher levels of performance and capability.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and 2008 and our longer-term Adaptive Supercomputing vision are efforts to increase product revenue. Service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our total gross margin and our product gross margin for the first half of 2007 were 36% and 33%, respectively. The high product margin in the second quarter of 2007 was driven by product mix across a small number of transactions. While we do not expect to consistently achieve the second quarter product gross margin levels, to be successful, we need to achieve product gross margins above historical levels, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible.
     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of co-funded research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006 we received increased levels of co-funding for our research and development projects. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award likely will result in increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our overall operating expenses significantly decreased in 2006 compared to 2005, especially in research and development. Our first half 2007 operating expenses were approximately $.5 million less than first half 2006 levels, with higher net research and development expenses in the first half of 2007 due to lower amounts recognized from government co-funding offset by lower general and administrative and restructuring and severance expenses.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, accounting for loss contracts, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the Consolidated Financial Statements included in our 2006 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of June 30, 2007, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options, estimation of restructuring costs, percentage of completion accounting on the Red Storm contract, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
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

     DARPA Phase II and Red Storm Project Revenue. Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made. Revenue from these arrangements is included in Product Revenue on our accompanying Condensed Consolidated Statements of Operations for the first six months of 2006. Funding under DARPA Phase III is reflected as reimbursed research and development expense, and as such is deducted to arrive at net research and development expenses as recorded on our Condensed Consolidated Statements of Operations for the first six months of 2007.
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
     Inventory Valuation
     We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. We are nearing the end of the life cycle for the Cray X1E, Cray XT3 and Cray XD1 systems and have made certain estimates of the future demand for these products. These estimates are subject to risk in the near term and could require a write-down of inventory if the actual demand is lower than currently estimated. Additionally, we have placed last-time buy orders for a key inventory component for our Cray XT4 and Cray XMT systems and our BlackWidow project and have begun to receive inventory under these orders.
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

     Goodwill
     Approximately 20% of our total assets as of June 30, 2007 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. (“SGI”) in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2007, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of June 30, 2007, we had approximately $139.0 million of deferred tax assets, of which $138.2 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.
     On January 1, 2007, we implemented the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This adoption did not have a material impact on our financial position.
     Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. As of June 30, 2007, our estimate of loss on the Red Storm contract was consistent with our estimate of such loss as of December 31, 2005 and 2006, which was a cumulative loss of $15.3 million, all of which was recorded in prior periods.
     Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.
     Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. In 2006, certain of these co-funding payments were recognized as product revenue. See “Revenue Recognition – DARPA Phase II and Red Storm Project Revenue” above.
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
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and six months ended June 30, 2007 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Product revenue	$13,789	$24,647	$47,449	$58,916
Less: Cost of product revenue	8,227	18,099	31,804	44,776

Product gross margin	$5,562	$6,548	$15,645	$14,140

Product gross margin percentage	40%	27%	33%	24%

Service revenue	$12,836	$13,866	$26,285	$28,112
Less: Cost of service revenue	7,660	7,901	15,658	15,594

Service gross margin	$5,176	$5,965	$10,627	$12,518

Service gross margin percentage	40%	43%	40%	45%

Total revenue	$26,625	$38,513	$73,734	$87,028
Less: Total cost of revenue	15,887	26,000	47,462	60,370

Total gross margin	$10,738	$12,513	$26,272	$26,658

Total gross margin percentage	40%	33%	36%	31%

     Product revenue for the three and six months ended June 30, 2007 consisted of $13.8 million and $47.4 million, respectively, primarily from Cray XT4 systems, Cray XT3 systems, Cray XD1 systems, Cray X1E systems and other products and no revenue in either period from our Red Storm and DARPA Phase II development projects. Product revenue for the three and six months ended June 30, 2006 consisted of $14.8 million and $41.1 million from Cray XT3 systems, Cray XD1 systems, Cray X1/X1E systems and other products, and $9.9 million and $17.8 million respectively, from our Red Storm and DARPA Phase II development projects.
     While there continues to be a wide range of potential outcomes for quarterly and annual results, we estimate total 2007 revenue likely will be below $190 million, due to a decrease in estimated product revenue. We anticipate minimal, if any, revenue from BlackWidow or quad-core Cray XT4 systems in 2007. For 2008, we expect improved product revenue over 2007.
Service Revenue
     Service revenue for the three months ended June 30, 2007 was $12.8 million, a $1.0 million decrease from the same period in 2006 due to the termination of certain service contracts on older systems and lower Cray Technical Services revenue. Service revenue for the six months ended June 30, 2007 decreased $1.8 million over the same period in 2006 for the same reasons.
     While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems. Overall service revenue will likely decline in 2007 from 2006 levels due to lower maintenance and Technical Service revenue.
Product Gross Margin
     Product gross margin improved 13 percentage points to 40% for the three month period ended June 30, 2007 compared to the same period in 2006 and 9 percentage points to 33% for the six month period ended June 30, 2007 compared to the same period in 2006. These improvements in product gross margin were due to increased margins across all product lines. Product gross margins for both periods of 2006 were negatively impacted by low margin development project revenue. If the effects of the low margin project revenue development projects were excluded, adjusted product margins for the three and six month periods ended June 30, 2006 would have been approximately 36% and 30%, respectively.
     With minimal low-margin, development-related product revenue expected in 2007, we expect overall product gross margins to increase in 2007 as compared to 2006, although the gross margin is expected to be lower than second quarter levels.
Service Gross Margin
     Service gross margin for the three and six month periods ended June 30, 2007, was lower than the respective 2006 periods due to lower revenue. Cost of service was comparable to the prior year periods. Service gross margin percentage for 2007 is expected to decrease somewhat from 2006 levels.
Research and Development Expenses
     Our research and development expenses for the three and six months ended June 30, 2007 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross research and development expenses	$21,652	$26,135	$44,183	$52,208
Less: Amounts included in cost of product revenue	(195)	(8,734)	(465)	(15,112)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,598)	(11,030)	(26,979)	(23,510)

Net research and development expenses	$8,859	$6,371	$16,739	$13,586

Percentage of total revenue	33%	17%	23%	16%

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
     For the three and six months ended June 30, 2007, net research and development expenses increased as compared to the same periods in 2006 due principally to lower recognized government co-funding offset in part by lower overall gross spending.
     We anticipate 2007 net research and development expenses will be higher than 2006 levels due to lower government co-funding amounts recognized in operations. Net research and development expenses may further increase if the U.S. government delays, decreases or ceases to co-fund our DARPA Phase III, BlackWidow or Cray XMT projects. Amounts recognized related to our current research and development co-funding arrangements, including amounts under the DARPA Phase III, BlackWidow and Cray XMT funding agreements, are recorded as a reduction to research and development expense in 2007.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three months ended June 30, 2007 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales and marketing	$5,123	$5,682	$10,391	$10,667
Percentage of total revenue	19%	15%	14%	12%
General and administrative	$3,822	$4,600	$8,102	$10,194
Percentage of total revenue	14%	12%	11%	12%
Restructuring and severance	$—	$549	$10	$1,287
Percentage of total revenue	—	1%	<1%	1%
     Sales and Marketing. The decrease in expenses for both the three and six month periods ended June 30, 2007, compared to the same periods in 2006 was primarily due to lower commission expense. We expect that 2007 sales and marketing expenses will be somewhat lower than 2006 levels primarily due to lower product sales offset by certain increases in headcount.
     General and Administrative. General and administrative costs for the three months ended June 30, 2007 were $800,000 lower than the same period in 2006 primarily due to lower variable pay and retention compensation expenses and the 2006 period being adversely affected by a charge related to uncertainty regarding whether a foreign value added tax receivable would be realized. The decrease in general and administrative costs for the six months ended June 30, 2007 over the corresponding 2006 period was primarily due to the same reasons. Additionally, the 2006 period was negatively impacted by accounting and legal costs related to the restatement of certain 2004 financial information. We expect overall 2007 general and administrative expenses to be lower than 2006 levels.
     Restructuring and Severance. Restructuring and severance charges included costs related to our efforts to reduce our overall cost structure by reducing headcount related to our second and fourth quarter 2005 actions.

Other Income (Expense), net
     For the three months ended June 30, 2007, we recognized net other income of $76,000 compared to net other expense of $1.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recognized net other income of $471,000 compared to net other expense of $1.9 million for the same period in 2006. Net other income for the six months ended June 30, 2007 was principally the result of gains realized prior to a foreign currency derivative’s designation as an effective cash flow hedge. Net other expense for the three and six months ended June 30, 2006 was principally the result of a loss in fair value on a foreign currency derivative not designated as a cash flow hedge, offset in part by net foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three and six months ended June 30, 2007 and 2006 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$1,763	$629	$3,598	$1,114
Interest expense	(797)	(1,070)	(1,599)	(2,163)

Net interest income (expense)	$966	$(441)	$1,999	$(1,049)

     Interest income increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of higher average invested cash balances and higher short-term interest rates.
     Interest expense for both three month periods ended June 30, 2007 and 2006 principally consisted of $600,000 of interest on our convertible notes. Additionally, we recorded non-cash amortization of capitalized issuance costs of $172,000 and $338,000, respectively. Interest expense for both six month periods ended June 30, 2007 and 2006 principally consisted of $1.2 million of interest on our convertible notes and $344,000 and $676,000, respectively, of non-cash amortization of capitalized issuance costs.
Taxes
     We recorded tax expense of $360,000 and $725,000 for the three and six months ended June 30, 2007, respectively, and $212,000 and $481,000 for the three and six months ended June 30, 2006, respectively. The tax expense recognized in both 2007 and 2006 reflects tax expense for local, state and foreign tax jurisdictions.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $149.1 million at June 30, 2007, compared to $185.1 million at December 31, 2006; cash and cash equivalents and restricted cash decreased by $67.0 million while short-term investments increased by $51.2 million and accounts receivable decreased by $20.2 million. At June 30, 2007, we had working capital of $132.8 million compared to $136.3 million at December 31, 2006.
     Net cash used in operating activities for the six months ended June 30, 2007 was $17.1 million compared to $2.2 million for the same period in 2006. For the six months ended June 30, 2007, cash used by operating activities was principally the result of our net loss for the period, an increase in inventory and decreases in deferred revenue and advance research and development payments, partially offset by a decrease in accounts receivable. For the six months ended June 30, 2006, cash used by operating activities was principally the result of our net loss for the period, an increase in inventory and decrease in deferred revenue, partially offset by a decrease in accounts receivable and an increase in accounts payable.
     Net cash used in investing activities was $51.4 million for the six months ended June 30, 2007, compared to $1.2 million for the respective 2006 period. Net cash used by investing activities for the six months ended June 30, 2007 was due principally to the purchase of short-term investments, net of their sales or maturities, and purchases of property and equipment. Net cash used by investing activities for the six months ended June 30, 2006 consisted primarily of purchases of property and equipment.
     Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2007, compared to $734,000 for the respective 2006 period. Cash provided by financing activities for both periods was primarily cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan. In 2006, these proceeds were offset by line of credit issuance costs and principal payments on capital leases.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. As of June 30, 2007, our remaining fiscal year 2007 capital budget for property and equipment was approximately $9 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business.
     We have $80.0 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. These Notes bear interest at 3.0% ($2.4 million per year, or $600,000 on a quarterly basis) and holders of these Notes may require us to purchase these Notes on December 1, 2009, December 1, 2014 and December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. Additionally, we have a two-year cash-secured revolving line of credit for up to $25.0 million, which expires in December 2008. No amounts were outstanding under this line as of June 30, 2007. As of the same date, we were eligible to borrow $19.9 million against this line of credit; the borrowing limitation relates to restrictions from an outstanding letter of credit. We are required to maintain $25 million of restricted cash in connection with our line of credit agreement.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six month periods ended June 30, 2007, we incurred $3.7 million and $7.8 million, respectively, for such arrangements, and for the three and six month periods ended June 30, 2006, we incurred $6.9 million and $13.9 million, respectively, for such arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and foreign currency fluctuations.

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At June 30, 2007, we held a portfolio of highly liquid investments, all of which were to mature in less than 90 days from the date of initial investment.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2007, we have entered into three separate forward exchange contracts with notional amounts totaling £32.8 million (British pound sterling) and €3.5 million (Euro) to hedge anticipated cash receipts on specific sales contracts against the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2007, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.2 million.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2007 that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.

     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect that two large revenue transactions will constitute a substantial majority of our product revenue in the second half of 2007, either or both of which could be accepted and recognized in the third or fourth quarter. Delays in recognizing revenue from any transaction due to development delays, not receiving needed components timely, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any quarter, and could shift associated revenue, margin and cash receipts into a subsequent quarter or fiscal year.
     We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million and in 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income in the fourth quarter; for the first six months of 2007, we had a net loss of $7.2 million.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully selling the Cray XT4 system, including upgrades and successor systems, and new products based on our BlackWidow project and Cray XMT system, and the timing and funding of government purchases, especially in the United States;

•	the level of revenue recognized in any given period, particularly with very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our expense levels, including research and development net of government funding, which is affected by the level and timing of such funding;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our share-based compensation under FAS 123R.
     The timing of orders and shipments impacts our quarterly and annual results and is affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will vary significantly, and include losses. Delays in product development, receipt of orders or product acceptances has had and could continue to have a substantial adverse effect on our quarterly and full year results in 2007 and in future years.
     Failure to sell Cray XT4 systems in planned quantities and at expected gross margins could adversely affect revenue and operating results in 2007 and future periods. We expect that a substantial majority of our product revenue in 2007 will come from a limited number of sales of Cray XT4 systems in the United States and overseas. We shipped the first Cray XT4 system in November 2006, and we received the first customer acceptance of a Cray XT4 system in the first quarter of 2007. While we expect to build quad-core Cray XT4 systems late in the fourth quarter of 2007, we expect that revenue from those transactions will not be recognized until 2008. The delays in delivery of the quad-core Cray XT4 system have adversely impacted our expected 2007 operating results, and any additional delays will impact future operating results. We also face significant margin pressure for our Cray XT4 system from competitors. If we do not sell these systems in planned quantities and at expected margins, our revenue and operating results would be adversely affected.
     In order to command higher margins, we need increased product differentiation from our competitors in our Cray XT4 and future Baker massively parallel products. The market for such products is large but is replete with low bandwidth cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Potential customers may be able to meet their computing needs through the use of such systems, and are willing to accept lower capability and/or less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, put pricing pressure on us in certain competitive procurements. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
     Our inability to complete the development of our BlackWidow and Cray XMT supercomputer systems has adversely affected our revenue and operating results in 2007 and may affect our operating results in future periods. Our 2007 plan initially contemplated product revenue and gross margin from sales of our BlackWidow and our Cray XMT systems. These systems are still in development and, with required respins of integrated circuits for both of these products, we do not expect initial deliveries of the BlackWidow system until late 2007, with minimal anticipated revenue, if any, to be recognized in 2007, and initial deliveries of the Cray XMT system until 2008. These hardware and software development efforts are lengthy and technically challenging processes. We may incur additional delays in successfully completing the design and production of these hardware components, including several custom integrated circuits and network components; in detecting and correcting, if possible, design errors in such integrated circuits and components; and/or in developing requisite system software, integrating and stabilizing the full systems. Any of these delays could result in additional delays in the availability of the BlackWidow and/or the Cray XMT systems. The delays in the BlackWidow and Cray XMT system development have adversely impacted our expected 2007 operating results. Delays in product availability of initial systems can impact future revenue as anticipated follow-on purchases of these systems may be reduced or delayed.
     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to co-develop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:

•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin manufacture of the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory. See also the Risk Factor captioned, “Last-time buy decisions affecting our products may adversely affect our revenue and operating results,” below;

•	if a supplier provides us with software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects may be adversely affected through additional design testing and verification efforts and respins of integrated circuits;

•	if a supplier providing us with key research and development services with respect to integrated circuit design, network communication capabilities or internal software is late, fails to provide us with effective designs or products or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.
     To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and Baker systems are based on certain Opteron processors from AMD while our BlackWidow system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc., and our Cray XMT system is based on custom integrated circuits manufactured for us by Taiwan Semiconductor Manufacturing Company. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
     Our products must meet demanding specifications. For example, integrated circuits must perform reliably at high frequencies to meet acceptance criteria. From time to time during the last three years, we incurred significant delays in the receipt of key components which delayed product shipments and acceptances. The delays in product shipments and acceptances adversely affected revenue and margins in those years, including 2007, and, to the extent that we experience similar problems in the future, such delays may adversely affect future revenue and margins.
     If we lose government support for development of our supercomputer systems, our net research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and our BlackWidow and Cray XMT projects through other agencies; this combined funding significantly reduces our reported level of net research and development expenses. The DARPA program calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones, of which to date we have met two. If we do not meet any of the remaining milestones, our cash flows would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We have incurred some delays in payments and program milestones by DARPA this year and additional delays are possible. We must contribute at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program likely will result in increased net research and development expenditures by us for the cost-sharing portion of the program and adversely affect our cash flow, particularly in the later years of the program. We require additional funding for our BlackWidow program to complete the current contract, which ends on September 30, 2007, and additional funding and a contract extension for development work on our BlackWidow program after September 30, 2007; for the Cray XMT system, we require additional funding and a contract extension for development work after December 31, 2007. Future funding and contract extensions for these projects may be at risk, especially given the development delays we have encountered on both of these projects.
     Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, a change of priorities, international political developments, overall budgetary considerations or other reasons. Any delay, decrease or cessation of governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our operating results and our ability to implement our product roadmap.
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to developing the BlackWidow system and scalable system software for quad-core Cray XT4 systems for general availability, we continue work on our product roadmap, including the Cray XMT system for 2008 deliveries, the Baker project as the successor to the Cray XT4 system for 2009 deliveries, our Granite project to combine our vector and multithreaded architectures with our scalar systems, and our Cascade program under the DARPA HPCS Phase III award to implement our Adaptive Supercomputing vision in subsequent years. These hardware and software development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Engineering resources directed to solving current issues may adversely affect the timely development of successor or future products. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient hardware and software engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, whether for software or hardware, our revenue, results of operations and cash flows, and the reputation of such systems in the market could be adversely affected. Future sales of our products may be adversely affected by any of these factors. We have suffered significantly from product delays in the past that adversely affected our financial performance, and we continue to incur some stability issues typical of new large installations. We previously announced development delays for both our BlackWidow project and Cray XMT system. If Baker is not available in sufficient volume in 2009, our results in that year could be significantly impacted. We may incur additional development delays and stability issues in 2007 and subsequent years in any or all of our key development projects, which would adversely affect our revenue and operating results in those periods.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2003, approximately 81% of our aggregate product revenue was derived from sales to various agencies of the U.S. government; in 2004, 2005, 2006 and the first six months of 2007, approximately 81%, 55%, 45% and 78%, respectively, of our product revenue was derived from such sales. Our 2007 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
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
     Last-time buy decisions affecting our products may adversely affect our revenue and operating results. We placed a last-time buy order in the first quarter of 2007 for a key component for our Cray XT4 and Cray XMT systems and face a last-time buy decision for high capacity memory parts for our Cray XMT system in the second half of 2007. Such last-time buy orders and inventory purchases must be placed before we can know all possible sales prospects for these products. In determining last-time buy orders and inventory purchases, we either may have estimated too low, in which case we limit the number of possible sales of products and reduce potential revenue, perhaps substantially, or we may estimate too high, and may incur inventory obsolescence charges. Either way, our operating results could be adversely affected. These last-time buy decisions adversely impact short-term cash flow and increase inventory because the items are paid for well in advance of customer revenue. For example, since September 2006 we have placed orders for approximately $7.7 million of certain components for which we expect delivery in 2007 but do not expect to sell the major part of the products containing these components until sometime in 2008.
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
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. However, potential employees may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
     Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems may reduce our service revenue and margins from maintenance service contracts. Our HPC systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts declined from approximately $95 million in 2000 to approximately $42 million in 2005 while increasing to approximately $50 million in 2006. We expect that 2007 maintenance service revenue to decline from this level. We may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products if we discover defective components in the field create additional pressure on service margins.
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
     Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results (particularly if they are less than our or analysts’ previous estimates), changes in analysts’ estimates, our capital raising activities, announcements of technological innovations by us or our competitors and general conditions in our industry.
     The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock. Beginning in 2006, in light of the adoption of FAS 123R, we awarded option and stock awards to a limited number of new employees and granted options and restricted stock to less than a majority of employees, generally with four-year vesting periods. We also changed the purchase price under our employee stock purchase plan in order to designate the plan as non-compensatory, and thereby avoid expense which would have otherwise been incurred under FAS 123R. We recorded approximately $2.0 million as non-cash compensation expense in the first six months of 2007 and $2.1 million for all of 2006 for stock options and restricted stock grants, and we anticipate that this amount will increase in future years. Our estimates are based on the Black-Scholes valuation method, which provides significantly different values depending on certain assumptions. We do not know how analysts and investors will react to the additional expense recorded in our statements of operations rather than disclosed in the notes thereto, and thus such additional expense may adversely affect the market price of our common stock.
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
     We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management and our independent registered public accounting firm on our internal control over financial reporting in our Annual Reports on Form 10-K. We received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005 and 2006; for 2004, however, we reported material weaknesses and received a disclaimed attestation report. Each year, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.
     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”). Holders

may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of June 30, 2007, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $25.0 million cash secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of June 30, 2007, we had approximately $19.9 million available to borrow under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. Over time, the level of our indebtedness could, among other things:
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
     New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries have begun implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We did not ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions. We believe we are RoHS-compliant with our Cray XT4 system which began shipping in the fourth quarter of 2006 and our BlackWidow and Cray XMT systems which we may ship to EU members in 2008. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2007, we had outstanding:
•	32,547,950 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,604,846 shares of common stock issuable upon exercise of options, of which options to purchase 2,884,535 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 384,781 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.

     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at June 30, 2007, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 16, 2007. At the annual meeting, the following individuals were re-elected as directors for terms expiring in 2008:

Name	Votes For	% For	Withheld	% Withheld
William C. Blake	29,743,386	98.51%	448,680	1.49%
John B. Jones, Jr.	29,452,404	97.55%	739,662	2.45%
Stephen C. Kiely	29,450,280	97.54%	741,786	2.46%
Frank L. Lederman	29,196,509	96.70%	995,557	3.30%
Sally G. Narodick	28,476,917	94.32%	1,715,149	5.68%
Daniel C. Regis	28,736,982	95.18%	1,455,084	4.82%
Stephen C. Richards	28,795,658	95.37%	1,396,408	4.63%
Peter J. Ungaro	29,730,679	98.47%	461,387	1.53%

Item 6. Exhibits

10.1	Amendment No. 2, dated as of March 30, 2007, to the Technology Agreement, dated March 31, 2000 between Silicon Graphics, Inc. and the Company

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

August 7, 2007	/s/ PETER J. UNGARO Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY

Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI

Kenneth D. Roselli
Chief Accounting Officer