Form 10-Q
period 2007-09-30
CRAY INC
filed 2007-11-08
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, 32,618,918 shares of the Company’s Common Stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$73,823	$115,328
Restricted cash	25,000	25,000
Short-term investments, available-for-sale	40,836	—
Accounts receivable, net	48,733	44,790
Inventory	72,338	58,798
Prepaid expenses and other current assets	4,228	2,156

Total current assets	264,958	246,072

Property and equipment, net	18,769	21,564
Service inventory, net	3,281	4,292
Goodwill	64,821	57,138
Deferred tax asset	794	722
Intangible assets, net	1,241	1,404
Other non-current assets	5,949	6,311

TOTAL ASSETS	$359,813	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,621	$22,450
Accrued payroll and related expenses	10,878	17,411
Advance research and development payments	12,401	21,518
Other accrued liabilities	11,663	5,121
Deferred revenue	49,592	43,248

Total current liabilities	116,155	109,748

Long-term deferred revenue	11,117	2,475
Other non-current liabilities	3,668	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	210,940	196,129

Commitments and Contingencies

Shareholders’ equity:
Preferred Stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock and additional paid in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding, 32,589,844 and 32,236,888 shares, respectively	512,271	507,356
Accumulated other comprehensive income	11,563	6,855
Accumulated deficit	(374,961)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	148,873	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$359,813	$337,503

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Product	$42,742	$19,074	$90,191	$77,990
Service	12,247	13,491	38,532	41,603

Total revenue	54,989	32,565	128,723	119,593

Cost of revenue:
Cost of product revenue	25,618	13,927	57,422	58,703
Cost of service revenue	7,222	7,242	22,880	22,836

Total cost of revenue	32,840	21,169	80,302	81,539

Gross margin	22,149	11,396	48,421	38,054

Operating expenses:
Research and development, net	9,067	9,692	25,806	23,278
Sales and marketing	5,423	4,924	15,814	15,591
General and administrative	3,340	4,134	11,442	14,328
Restructuring and severance	—	3	10	1,290

Total operating expenses	17,830	18,753	53,072	54,487

Income (loss) from operations	4,319	(7,357)	(4,651)	(16,433)

Other income (expense), net	294	(92)	765	(1,964)
Interest income (expense), net	716	(608)	2,715	(1,657)

Income (loss) before income taxes	5,329	(8,057)	(1,171)	(20,054)

Provision for income taxes	228	267	953	748

Net income (loss)	$5,101	$(8,324)	$(2,124)	$(20,802)

Earnings (loss) per share:
Basic	$0.16	$(0.37)	$(0.07)	$(0.93)

Diluted	$0.16	$(0.37)	$(0.07)	$(0.93)

Weighted average shares outstanding:
Basic	32,191	22,634	31,774	22,475

Diluted	32,346	22,634	31,774	22,475

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(2,124)	$(20,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,542	12,615
Share-based compensation cost	2,574	1,539
Inventory write-down	422	806
Amortization of issuance costs, convertible notes payable and line of credit	516	1,017
Deferred income taxes	(72)	(121)

Changes in operating assets and liabilities:
Accounts receivable	(4,935)	9,074
Inventory	(17,625)	(25,309)
Prepaid expenses and other current assets	(2,238)	(981)
Other non-current assets	(166)	(555)
Accounts payable	8,435	4,163
Accrued payroll and related expenses and other accrued liabilities	80	834
Advance research and development payments	(9,117)	2,283
Other non-current liabilities	(257)	34
Deferred revenue	13,783	13,202

Net cash used in operating activities	(1,182)	(2,201)

Investing activities:
Sales/maturities of short-term investments	27,894	—
Purchases of short-term investments	(68,113)	—
Proceeds from sale of investment	—	239
Purchases of property and equipment	(2,068)	(2,301)

Net cash used in investing activities	(42,287)	(2,062)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	358	424
Proceeds from exercise of options	1,271	2,381
Line of credit issuance costs	—	(375)
Principal payments on capital leases	(31)	(91)

Net cash provided by financing activities	1,598	2,339

Effect of foreign exchange rate changes on cash and cash equivalents	366	62

Net decrease in cash and cash equivalents	(41,505)	(1,862)

Cash and cash equivalents
Beginning of period	115,328	46,026

End of period	$73,823	$44,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,207	$1,977
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$3,663	$2,990
Stock issued for 401(k) match	$712	$396
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
     During the nine months ended September 30, 2007, the Company incurred a net loss of $2.1 million and used $1.2 million of cash in operating activities. The Company had $148.8 million of working capital as of September 30, 2007.
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
Note 4 – Earnings Per Share (“EPS”)
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
     For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine month periods ended September 30, 2007, potential gross common shares of 10.2 million and 10.9 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2006, potential gross common shares of 10.8 million were antidilutive and not included in computing diluted EPS.
Note 5 – Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$5,101	$(8,324)	$(2,124)	$(20,802)
Unrealized gain (loss) on available-for-sale investments	39	—	(8)	—
Cash flow hedges:
Net derivative gains (losses)	(2,197)	105	(3,967)	105
Reclassification adjustment to revenue	1,029	—	1,029	—

	(1,168)	105	(2,938)	105
Foreign currency translation adjustment	3,301	430	7,654	2,590

Comprehensive income (loss)	$7,273	$(7,789)	$2,584	$(18,107)

Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Trade accounts receivable	$24,262	$39,417
Unbilled receivables	4,138	4,045
Other receivables	4,709	349
Advance billings	15,957	1,078

	49,066	44,889
Allowance for doubtful accounts	(333)	(99)

Accounts receivable, net	$48,733	$44,790

     As of September 30, 2007, and December 31, 2006, accounts receivable included $21.4 million and $34.7 million, respectively, due from U.S. government agencies and customers serving the U.S. government. Of this amount, $3.9 million and $4.0 million was unbilled as of September 30, 2007, and December 31, 2006, respectively, based upon contractual billing arrangements with these customers. Other receivables included amounts due from vendors, various foreign government agencies for value added tax paid and interest on the Company’s short-term investments.
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
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Components and subassemblies	$24,646	$22,536
Work in process	17,314	15,310
Finished goods	30,378	20,952

Total	$72,338	$58,798

     At both September 30, 2007, and December 31, 2006, the majority of finished goods inventory was located at customer sites pending acceptance.
     During the three and nine months ended September 30, 2007, the Company wrote off $265,000 and $422,000 of inventory, respectively, and during the three and nine months ended September 30, 2006, the Company wrote off $423,000 and $806,000 of inventory, respectively, primarily related in all such periods to scrap, excess or obsolete inventory of the Cray XT3 and Cray XD1 products, which the Company has phased out.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Deferred product revenue	$32,349	$26,993
Deferred service revenue	28,360	18,730

Total deferred revenue	60,709	45,723
Less long-term deferred revenue	(11,117)	(2,475)

Deferred revenue in current liabilities	$49,592	$43,248

     As of September 30, 2007, three customers accounted for 71% of total deferred revenue. As of December 31, 2006, one customer accounted for 42% of total deferred revenue.
Note 9 — Restructuring and Severance Charges
     During the three and nine months ended September 30, 2006, the Company recognized restructuring and severance charges of $3,000 and $1.3 million, respectively, all of which originated from actions arising during 2005; there were no new actions taken during 2006 or 2007.
     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” on the accompanying Condensed Consolidated Balance Sheets. The liability activity related to restructuring for the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance, January 1	$1,063	$3,582
Payments	(285)	(1,429)
Adjustments to previously accrued amounts	10	107
Current period charges	—	631
Foreign currency translation adjustment	2	36

Total liability balance, March 31	790	2,927
Payments	(116)	(723)
Adjustments to previously accrued amounts	—	(3)
Current period charges	—	552
Foreign currency translation adjustment	1	42

Total liability balance, June 30	675	2,795
Payments	(161)	(1,496)
Adjustments to previously accrued amounts	—	(99)
Current period charges	—	102
Foreign currency translation adjustment	5	11

Total liability balance, September 30	519	1,313
Less long-term restructuring and severance liability	—	(91)

Current restructuring and severance liability	$519	$1,222

Note 10 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”).
     The fair value of unvested stock grants is based on the price of a share of the Company’s common stock on the date of grant. However, in determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.4%	—	4.5%	4.6%
Expected dividend yield	0%	—	0%	0%
Volatility	72%	—	73%	64%
Expected life	4.0 years	—	4.0 years	4.3 years
Weighted average
Black-Scholes value of options granted	$4.13	—	$5.42	$4.43
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. The expected term of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for the three and nine month periods ended September 30, 2007 was 10% and 9.4%, respectively, and 10% for the nine month period ended September 30, 2006. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants that was recorded in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of product revenue	$14	$15	$69	$44
Cost of service revenue	22	—	109	—
Research and development, net	185	101	829	287
Sales and marketing	87	106	360	317
General and administrative	294	318	1,207	891

Total	$602	$540	$2,574	$1,539

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	3,867,415	$14.68
Grants	40,000	9.25
Exercises	(162,814)	7.81
Cancellations	(187,869)	20.05

Outstanding at September 30, 2007	3,556,732	$14.65	6.1 years	$1,031,000

Exercisable at September 30, 2007	2,829,152	$15.74	5.3 years	$1,025,000

Available for grant at September 30, 2007	2,406,000

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $884,000 for the nine months ended September 30, 2007.
     For the nine months ended September 30, 2007, 55,501 shares of unvested restricted stock were granted by the Company and restrictions lapsed on an aggregate of 524,463 shares, respectively, of formerly restricted stock. As of September 30, 2007, unvested restricted shares totaled 377,281.
     As of September 30, 2007 and 2006, the Company had $6.6 million and $1.9 million, respectively, of total unrecognized compensation cost related to unvested stock options and unvested stock grants, which is expected to be recognized over a weighted average period of 3.1 years and 1.0 years, respectively.

Note 11 — Taxes
     The Company recorded a tax provision of $228,000 and $953,000 for the three and nine months ended September 30, 2007, respectively, and $267,000 and $748,000 for the three and nine month periods ended September 30, 2006, respectively. The expense recorded for both three and nine month periods was related to foreign and state income taxes payable.
     In June 2006, the FASB issued its Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all of the federal, state, and international jurisdictions where it, or its wholly-owned subsidiaries, are required to file income tax returns, as well as all open tax years in these jurisdictions. Except for the tax years 2003 through 2005 with respect to the Company’s wholly-owned subsidiary in Spain and the 2005 tax year with respect to the Company’s wholly-owned subsidiary in Taiwan, no open periods in any jurisdiction are currently under audit.
     There was no financial statement impact from the adoption of FIN 48. As of January 1, 2007, the Company had recorded approximately $500,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these tax benefits would reduce the Company’s effective tax rate. There have been no significant changes to these amounts during the three and nine month periods ended September 30, 2007. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material as of January 1, 2007 and September 30, 2007.
Note 12 — Geographic Segment Information
     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker, as defined under SFAS 131, is the Chief Executive Officer. The Company continues to operate in a single operating segment.
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2007	2006	2007	2006	2007	2006
Three months ended September 30,
Product revenue	$6,086	$13,735	$36,656	$5,339	$42,742	$19,074
Service revenue	7,421	9,411	4,826	4,080	12,247	13,491

Total revenue	$13,507	$23,146	$41,482	$9,419	$54,989	$32,565

	2007	2006	2007	2006	2007	2006
Nine months ended September 30,
Product revenue	$40,626	$59,008	$49,565	$18,982	$90,191	$77,990
Service revenue	23,849	29,846	14,683	11,757	38,532	41,603

Total revenue	$64,475	$88,854	$64,248	$30,739	$128,723	$119,593

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $11.9 million and $62.2 million for the three and nine months ended September 30, 2007, compared to approximately $22.5 million and $81.0 million, respectively, for the three and nine months ended September 30, 2006.
     There has been no material change in the balances of long-lived assets, except for the impact of foreign currency translation on goodwill.
Note 13 — Foreign Currency Derivatives
     As of September 30, 2007, the Company has outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies (British pound sterling, Euro and Norwegian Kroner) and value added tax receipts denominated in British pound sterling. These contracts hedge foreign currency exposure of approximately $72.3 million. The associated cash receipts are expected to be received between the end of 2007 and 2009.
     As of September 30, 2007, the fair value of outstanding contracts totaled a loss of $2.3 million and unrecognized losses on the forward contracts have been recorded to “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet in the amount of $2.9 million. During the three months ended September 30, 2007, the Company reclassified approximately $1.0 million of losses from Accumulated Other Comprehensive Income to a reduction of product revenue. During the first quarter of 2007, prior to one of the forward contract’s designation as an effective cash flow hedge, the Company recorded a gain of approximately $370,000 to “Other income” on its Condensed Consolidated Statements of Operations.
Note 14 — Red Storm Project Loss Accrual
     During the three month period ended September 30, 2007, the Company’s estimate of the costs to complete the Red Storm project increased by $1.8 million related to additional costs required to meet certain contractual requirements, of which $1.5 million remains outstanding as of September 30, 2007 and is included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2007, cumulative losses on this contract totaled $17.1 million. The $1.8 million charge was recorded as a component of cost of product sales and had the effect to reduce basic and diluted earnings per share for the three months ended September 30, 2007 by $.06 per share and to increase basic and diluted loss per share for the nine months ended September 30, 2007 by $.06 per share.

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
     We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and system capabilities that enable our supercomputers to scale — that is, to continue to increase performance as they grow in size. In addition, we have demonstrated expertise in the four primary processor technologies. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities.
     Summary of First Nine Months of 2007 Results
     Total revenue for the first nine months of 2007 increased by $9.1 million or 8% compared to the first nine months of 2006 principally due to a period-over-period sales increase in Cray XT3 and Cray XT4 systems offset by a $19 million decrease in revenue recognized in 2006 on low margin DARPA Phase II and Red Storm projects.
     Loss from operations was $4.7 million for the first nine months of 2007 compared to a loss from operations of $16.4 million for the same period in 2006 due to improved product gross margins and a decrease in operating expenses.
     Net cash used by operations for the first nine months of 2007 was $1.2 million compared to a use of cash of $2.2 million for the first nine months of 2006. Cash and cash equivalents, restricted cash and short-term investments totaled $139.7 million and $140.3 million, respectively, as of September 30, 2007 and December 31, 2006.

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
     In the capability market and in large capacity procurements in the enterprise market, the use of commodity processors, networking components and communication software is resulting in increasing data transfer bottlenecks as these components do not balance faster processor speeds with network communication capability. With the arrival of dual and quad-core processors, these unbalanced systems have even lower productivity, especially in larger systems running more complex applications, a trend that is likely to increase with the arrival of ever larger multi-core processors in future years. In response, vendors have begun to augment standard microprocessors with other processor types in order to solve complex problems faster. In addition, with increasing numbers of multi-core processors, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, communication, system software and packaging capabilities that enable our supercomputers to scale – that is, to continue to increase performance as, purpose built for the supercomputer market, they grow in size. We have demonstrated expertise in the four primary processor technologies. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in an advantageous position as larger multi-core processors become available and as multiple processing technologies become integrated into single systems.
     Nevertheless, to compete against cluster systems in the longer term, we also need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our new vector-based product being developed in our BlackWidow project and our new multithreaded Cray XMT system. These products, which focus initially on a narrower market than our commodity processor products, are expected to be generally available in 2008. One of our challenges is to broaden the markets for these products. In addition, we must add greater performance differentiation to our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4 and successor systems, including our Baker systems. While increasing performance differentiation, we must balance the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop but provide customers with higher levels of performance and capability.
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
     Extend Technology Leadership. We are an innovation driven company in a technology driven market. We plan to maintain a technology leadership position by investing in research and development and partnering with key customers with interests aligned strongly with ours. We will rely in part on government funding for our research and development efforts. We intend to execute on our product roadmap, supporting multiple processing technologies within single, highly scalable systems.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. Our new products scheduled for 2007 and 2008 and our longer-term roadmap are efforts to increase product revenue. Service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our total gross margin and our product gross margin for the first nine months of 2007 were 38% and 36%, respectively. The high product gross margin in the third quarter of 2007 was driven by favorable gross margin on a small number of transactions, including a large foreign transaction. While we do not expect to consistently achieve the third quarter product gross margin levels, to be successful, we need to achieve product gross margins above 2005 and 2006 levels, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible.
     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of recognized co-funded research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006 we received increased levels of co-funding for our research and development projects. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award likely will result in potentially large increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our operating expenses for the first nine months of 2007 were approximately $1.4 million less than the first nine months of 2006, with higher net research and development expenses in the first nine months of 2007 due to lower amounts recognized from government co-funding arrangements offset by lower general and administrative and restructuring and severance expenses.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, accounting for loss contracts, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 3 to the Consolidated Financial Statements included in our 2006 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of September 30, 2007, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, estimates of proportional performance on co-funded engineering contracts, percentage of completion accounting, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
     Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.
     Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. We record revenue in our Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
     DARPA Phase II and Red Storm Project Revenue. Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified

Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made. Revenue from these arrangements was included in Product Revenue on our accompanying Condensed Consolidated Statements of Operations for the first nine months of 2006. Funding under DARPA Phase III, however, was reflected as reimbursed research and development expense, and as such was deducted to arrive at net research and development expenses as recorded on our Condensed Consolidated Statements of Operations for the first nine months of 2007.
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
     Inventory Valuation
     We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand of our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value. We are nearing the end of the life cycle for the Cray X1E, Cray XT3 and Cray XD1 systems and have made certain estimates of the future demand for these products. These estimates are subject to risk in the near term and could require a write-down of inventory if the actual demand is lower than currently estimated. Additionally, we have placed last-time buy orders for a key inventory component for our Cray XT4 and Cray XMT systems and our BlackWidow project and have received inventory under these orders.
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

     Goodwill
     Approximately 18% of our total assets as of September 30, 2007 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. (“SGI”) in 2000 and our acquisition of OctigaBay Systems Corporation in April 2004. We no longer amortize goodwill associated with the acquisitions, but we are required to conduct ongoing analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2007, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of September 30, 2007, we had approximately $143.2 million of deferred tax assets, of which $142.4 million was fully reserved. The net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.
     On January 1, 2007, we implemented the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our financial position.
     Accounting for Loss Contracts
     In accordance with our revenue recognition policy, certain production contracts are accounted for using the percentage of completion accounting method. We recognize revenue based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value. Inherent in these estimates are uncertainties about the total cost to complete the project. If the estimate to complete results in a loss on the contract, we will record the amount of the estimated loss in the period the determination is made. On a regular basis, we update our estimates of total costs. Changes to the estimate may result in a charge or benefit to operations. During the third quarter of 2007, we increased our estimate of the future costs expected to be incurred on the Red Storm contract and recorded an additional loss of $1.8 million. As of September 30, 2007, the cumulative loss on this contract totaled $17.1 million.
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
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and nine months ended September 30, 2007 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Product revenue	$42,742	$19,074	$90,191	$77,990
Less: Cost of product revenue	25,618	13,927	57,422	58,703

Product gross margin	$17,124	$5,147	$32,769	$19,287

Product gross margin percentage	40%	27%	36%	25%

Service revenue	$12,247	$13,491	$38,532	$41,603
Less: Cost of service revenue	7,222	7,242	22,880	22,836

Service gross margin	$5,025	$6,249	$15,652	$18,767

Service gross margin percentage	41%	46%	41%	45%

Total revenue	$54,989	$32,565	$128,723	$119,593
Less: Total cost of revenue	32,840	21,169	80,302	81,539

Total gross margin	$22,149	$11,396	$48,421	$38,054

Total gross margin percentage	40%	35%	38%	32%
     Product revenue for the three and nine months ended September 30, 2007, consisted of $42.7 million and $90.2 million, respectively, primarily from Cray XT4 systems, Cray XT3 systems, Cray XD1 systems, Cray X1E systems and other products and no revenue in either period from our Red Storm and DARPA Phase II development projects. Product revenue for the three and nine months ended September 30, 2006, consisted of $17.8 million and $58.9 million, respectively, from Cray XT3 systems, Cray XD1 systems, Cray X1/X1E systems and other products, and $1.3 million and $19.1 million, respectively, from our Red Storm and DARPA Phase II development projects.

     We anticipate that total revenue for 2007 likely will be below $190 million. For 2008, while a wide range of potential outcomes exist, we expect improved total revenue over 2007. We anticipate initial revenue from quad-core Cray XT4 and BlackWidow systems in the first half of 2008, potentially in the first quarter, and initial Cray XMT system revenue by mid-2008.
Service Revenue
     Service revenue for the three months ended September 30, 2007, was $12.2 million, a $1.2 million decrease from the same period in 2006 due to the termination of certain service contracts on older systems and lower Cray Technical Services revenue. Service revenue for the nine months ended September 30, 2007, decreased $3.1 million over the same period in 2006 for the same reasons.
     Our overall service revenue will decline in 2007 from 2006 levels due to lower maintenance and Technical Service revenue. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems.
Product Gross Margin
     Product gross margin improved 13 percentage points to 40% for the three month period ended September 30, 2007, compared to the same period in 2006 and 11 percentage points to 36% for the nine month period ended September 30, 2007, compared to the same period in 2006. These improvements in product gross margin were due to increased margins across all product lines offset in part by an additional $1.8 million loss accrual recorded on the Red Storm project in the third quarter of 2007. Product gross margins for both periods of 2006 were negatively impacted by low margin development project revenue. If the effects of the low-margin development project revenue were excluded, adjusted product margins for the three and nine month periods ended September 30, 2006 would have been approximately 31% in each period.
     We expect product gross margins to increase in 2007 as compared to 2006, although the fourth quarter 2007 gross margin is expected to be lower than third quarter 2007 levels, with 2008 product gross margins to be consistent with 2007 levels.
Service Gross Margin
     Service gross margin for the three and nine month periods ended September 30, 2007, was lower than the respective 2006 periods due to lower revenue coupled with comparable cost of service in both periods. Service gross margin percentage for 2007 is expected to decrease somewhat from 2006 levels, with 2008 service gross margins to be consistent with 2007 results.
Research and Development Expenses
     Our research and development expenses for the three and nine months ended September 30, 2007 and 2006, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross research and development expenses	$23,730	$24,095	$67,913	$76,303
Less: Amounts included in cost of product revenue	(176)	(1,546)	(641)	(16,658)
Less: Reimbursed research and development (excludes amounts in revenue)	(14,487)	(12,857)	(41,466)	(36,367)

Net research and development expenses	$9,067	$9,692	$25,806	$23,278

Percentage of total revenue	16%	30%	20%	19%

     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phases II and III projects. Research and development expenses on the Red Storm and DARPA Phase II projects are reflected in our Condensed Consolidated Statements of Operations as cost of product revenue, and government co-funding on our other projects, including DARPA Phase III, is recorded in our Condensed Consolidated Statements of Operations as reimbursed research and development expense. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended September 30, 2007, net research and development expenses decreased as compared to the same period in 2006 due principally to lower overall gross spending and slightly higher recognized government co-funding. For the nine months ended September 30, 2007, net research and development expenses increased as the decrease in overall gross spending was more than offset by the decrease in recognized government co-funding amounts.
     We anticipate 2007 net research and development expenses will be higher than 2006 levels due to lower government co-funding amounts recognized in operations. Net research and development expenses may further increase if the U.S. government delays, decreases or ceases to co-fund our DARPA Phase III, BlackWidow or Cray XMT projects. Amounts recognized related to our current research and development co-funding arrangements, including amounts under the DARPA Phase III, BlackWidow and Cray XMT funding agreements, are recorded as a reduction to research and development expense in 2007. We anticipate 2008 gross and net research and development expense to increase moderately to significantly over 2007 levels due to acceleration of DARPA Phase III project spending, headcount increases and lower government reimbursements.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three and nine months ended September 30, 2007 and 2006 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and marketing	$5,423	$4,924	$15,814	$15,591
Percentage of total revenue	10%	15%	12%	13%
General and administrative	$3,340	$4,134	$11,442	$14,328
Percentage of total revenue	6%	13%	9%	12%
Restructuring and severance	$—	$3	$10	$1,290
Percentage of total revenue	—	<1%	<1%	1%
     Sales and Marketing. The increase in expenses for the three month period ended September 30, 2007, compared to the same period in 2006 was primarily due to higher headcount expenses. We expect that full year 2007 sales and marketing expenses will be somewhat lower than 2006 levels primarily due to lower commissions on total product sales offset in part by increases in headcount, and 2008 sales and marketing expense to grow moderately over 2007 levels, primarily due to higher commissions on total product sales and, potentially higher variable pay expense.
     General and Administrative. General and administrative costs for the three months ended September 30, 2007 were $794,000 lower than the same period in 2006 primarily due to lower variable pay and retention compensation expenses and outside services. The decrease in general and administrative costs for the nine months ended September 30, 2007 over the corresponding 2006 period was primarily due to the same reasons. Additionally, the 2006 period was negatively impacted by accounting and legal costs related to the accounting investigation related to certain 2004 financial information. We expect overall 2007 general and administrative expenses to be lower than 2006 levels, with 2008 general and administrative expense to grow moderately over 2007 levels, primarily due to potentially higher variable pay expense.
     Restructuring and Severance. Restructuring and severance charges included costs related to our efforts to reduce our overall cost structure by reducing headcount related to our second and fourth quarter 2005 actions.

Other Income (Expense), net
     For the three months ended September 30, 2007, we recognized net other income of $294,000 compared to net other expense of $92,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recognized net other income of $765,000 compared to net other expense of $2.0 million for the same period in 2006. Net other income for the three months ended September 30, 2007 was principally the result of foreign currency transaction gains. Net other income for the nine months ended September 30, 2007 was principally the result of gains realized prior to a foreign currency derivative’s designation as an effective cash flow hedge and net foreign currency transaction gains. Net other expense for the three and nine months ended September 30, 2006 was principally the result of a loss in fair value on a foreign currency derivative not designated as a cash flow hedge, offset in part by net foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three and nine months ended September 30, 2007 and 2006 were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$1,520	$460	$5,118	$1,574
Interest expense	(804)	(1,068)	(2,403)	(3,231)

Net interest income (expense)	$716	$(608)	$2,715	$(1,657)

     Interest income increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of higher average invested cash balances and higher short-term interest rates.
     Interest expense for both three month periods ended September 30, 2007 and 2006 principally consisted of $600,000 of interest on our convertible notes. Additionally, we recorded non-cash amortization of capitalized issuance costs of $172,000 and $340,000, respectively. Interest expense for both nine month periods ended September 30, 2007 and 2006 principally consisted of $1.8 million of interest on our convertible notes and $516,000 and $1.0 million, respectively, of non-cash amortization of capitalized issuance costs.
Taxes
     We recorded tax expense of $228,000 and $953,000 for the three and nine months ended September 30, 2007, respectively, and $267,000 and $748,000 for the three and nine months ended September 30, 2006, respectively. The tax expense recognized in both 2007 and 2006 reflects tax expense for local, state and foreign tax jurisdictions.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $188.4 million at September 30, 2007, compared to $185.1 million at December 31, 2006; cash and cash equivalents and restricted cash decreased by $41.5 million while short-term investments increased by $40.8 million and accounts receivable increased by $3.9 million. At September 30, 2007, we had working capital of $148.8 million compared to $136.3 million at December 31, 2006.
     Net cash used in operating activities for the nine months ended September 30, 2007 was $1.2 million compared to $2.2 million for the same period in 2006. For the nine months ended September 30, 2007, cash used by operating activities was principally the result of our net loss for the period, an increase in inventory and accounts receivable and a decrease in advance research and development payments, partially offset by increases in accounts payable and deferred revenue. For the nine months ended September 30, 2006, cash used by operating activities was principally the result of our net loss for the period and an increase in inventory, partially offset by a decrease in accounts receivable and increases in deferred revenue and accounts payable.
     Net cash used in investing activities was $42.3 million for the nine months ended September 30, 2007, compared to $2.1 million for the respective 2006 period. Net cash used by investing activities for the nine months ended September 30, 2007 was due principally to the purchase of short-term investments, net of their sales or maturities, and purchases of property and equipment. Net cash used by investing activities for the nine months ended September 30, 2006 consisted primarily of purchases of property and equipment.

     Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2007, compared to $2.3 million for the respective 2006 period. Cash provided by financing activities for both periods was primarily cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan. In 2006, these proceeds were offset by line of credit issuance costs and principal payments on capital leases.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. As of September 30, 2007, our remaining fiscal year 2007 capital budget for property and equipment was approximately $3.0 million. In addition, we lease certain equipment used in our operations under operating or capital leases in the normal course of business.
     We have $80.0 million of outstanding Convertible Senior Subordinated Notes (“Notes”) which are due in 2024. These Notes bear interest at 3.0% ($2.4 million per year, or $600,000 on a quarterly basis) and holders of these Notes may require us to purchase these Notes on December 1, 2009, December 1, 2014 and December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. Additionally, we have a two-year cash-secured revolving line of credit for up to $25.0 million, which expires in December 2008. No amounts were outstanding under this line as of September 30, 2007. As of the same date, we were eligible to borrow $20.3 million against this line of credit; the borrowing limitation relates to restrictions from outstanding letters of credit. We are required to maintain $25 million of restricted cash in connection with our line of credit agreement.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine month periods ended September 30, 2007, we incurred $5.4 million and $13.2 million, respectively, for such arrangements, and for the three and nine month periods ended September 30, 2006, we incurred $4.4 million and $18.3 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments, operations and credit facility. With the acceptances and payment for large new systems and the benefit from our restructuring activities and other recent cost reduction efforts offset by expenditures for working capital purposes, we anticipate that our cash flow from operations will be approximately neutral for 2007 as a whole, although a wide range of results is possible. We do not anticipate borrowing from our credit line and we expect our cash resources to be adequate for at least the next twelve months.
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

     Interest Rate Risk: We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At September 30, 2007, we held a portfolio of highly liquid investments.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2007, we have entered into forward exchange contracts that hedge approximately $72.3 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2007, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.9 million.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2007 that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.

     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we previously reported that we expected that two large revenue transactions would constitute a substantial majority of our product revenue in the second half of 2007, either or both of which could be accepted and recognized in the third or fourth quarter; one of those transactions was accepted and recognized in the third quarter and the second transaction was accepted in late October 2007. Delays in recognizing revenue from any transaction due to development delays, not receiving needed components timely, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any quarter, and could shift associated revenue, margin and cash receipts into a subsequent quarter or fiscal year.
     We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million and in 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income in the fourth quarter; for the first nine months of 2007, we had a net loss of $2.1 million, with a net loss of $7.2 million in the first six months partially offset by net income in the third quarter of $5.1 million.
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

     Our reliance on third-party suppliers poses significant risks to our business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to co-develop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin manufacture of the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory. See also the Risk Factor captioned, “Last-time buy decisions affecting our products may adversely affect our revenue and operating results,” below;

•	if a supplier provides us with software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects may be adversely affected through additional design testing and verification efforts and respins of integrated circuits;

•	if a supplier providing us with key research and development services with respect to integrated circuit design, network communication capabilities or internal software is late, fails to provide us with effective designs or products or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.
     To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and successor systems, including our Baker system, are based on certain Opteron processors from AMD while our BlackWidow system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc., and our Cray XMT system is based on custom integrated circuits manufactured for us by Taiwan Semiconductor Manufacturing Company. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.
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
     If government support for development of our supercomputer systems is reduced or lost, our net research and development expenditures and capital requirements would increase and our ability to conduct research and development would decrease. A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and our BlackWidow and Cray XMT projects through other agencies; this combined funding significantly reduces our reported level of net research and development expenses. The DARPA program calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones, of which to date we have met two. If we are unable to meet any of the remaining milestones based on our development schedule or performance, our cash flows would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion based on its assessment of the project’s outlook. We have incurred some delays in payments and program milestones by DARPA this year and additional delays are possible. By the project’s completion, we must have contributed at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and adversely affect our cash flow, particularly in the later years of the program. We require additional funding for our BlackWidow program to complete the current contract, which now funds a smaller proportion of our development costs on this program and which ends on March 28, 2008; for the Cray XMT system, we require additional funding and a contract extension for development work after December 31, 2007. Future funding and contract extensions for these projects may be at risk, especially given the development delays we have encountered on both of these projects.
     Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, a change of priorities, international political developments, overall budgetary considerations or other reasons. The U.S. government has not enacted any fiscal 2008 appropriations bills and is currently operating pursuant to continuing resolutions. Any delay, decrease or cessation of governmental support would cause an increased need for capital, increase significantly our research and development expenditures and adversely impact our operating results and our ability to implement our product roadmap.
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to developing the BlackWidow system and scalable system software for quad-core Cray XT4 systems for general availability, we continue work on our product roadmap, including the Cray XMT system for 2008 deliveries, successor systems to the Cray XT4 system, including the Baker system for 2009 deliveries, our Granite project to combine our vector and multithreaded architectures with our scalar systems, and our Cascade program under the DARPA HPCS Phase III award to implement our Adaptive Supercomputing vision in subsequent years. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Our engineering and technical personnel resources are limited. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Directing engineering resources to solving current issues has adversely affected the timely development of successor or future products. Given the breadth of our engineering challenges and our limited resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market could be adversely affected. Future sales of our products may be adversely affected by any of these factors. We have suffered significantly from product delays in the past that adversely affected our financial performance, and we likely will continue to incur some stability issues typical of new large installations. We previously announced development delays for both our BlackWidow project and Cray XMT system. If planned Cray XT4 successors systems are not available in 2008 or if the Baker system is not available in sufficient volume in 2009 and the current project progress suggests that this is at increased risk, our results in those years could be significantly impacted. We may incur additional development delays and stability issues in 2007 and subsequent years in any or all of our key development projects, which would adversely affect our revenue and operating results in those periods.
     Failure to sell Cray XT4 systems in planned quantities and at expected gross margins could adversely affect revenue and operating results in 2007 and future periods. We expect that a substantial majority of our product revenue in 2007 and 2008 will come from a limited number of sales of Cray XT4 and successor systems in the United States and overseas. We shipped the first Cray XT4 system in November 2006, and we received the first customer acceptance of a Cray XT4 system in the first quarter of 2007. While we expect to build quad-core Cray XT4 systems late in the fourth quarter of 2007, we expect that initial revenue from those transactions will not be recognized until the first half of 2008, potentially in the first quarter. The delays in delivery of the quad-core Cray XT4 system have adversely impacted our expected 2007 operating results, and any additional delays in Cray XT4 and successor systems would impact future operating results. We also face significant margin pressure for our Cray XT4 and successor systems from competitors. If we do not sell these systems in planned quantities and at expected margins, our revenue and operating results would be adversely affected.
     In order to command higher margins, we need increased product differentiation from our competitors in our Cray XT4 and successor systems, including our Baker system. The market for such products is large but is replete with low bandwidth cluster systems offered by larger competitors with significant resources and smaller companies with minimal research and development expenditures. Potential customers may be able to meet their computing needs through the use of such systems, and are willing to accept lower capability and/or less accurate modeling in return for lower acquisition costs. Vendors of such systems, because they can offer high peak performance per dollar, put pricing pressure on us in certain competitive procurements. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer.
     Our inability to complete the development of our BlackWidow and Cray XMT supercomputer systems has adversely affected our revenue and operating results in 2007 and may affect our operating results in future periods. Our 2007 plan initially contemplated product revenue and gross margin from sales of our BlackWidow and our Cray XMT systems. These systems are still in development and we do not expect initial deliveries of the BlackWidow system until late 2007, with initial revenue to be recognized in the first half of 2008, potentially in the first quarter, and initial revenue from the Cray XMT system recognized in mid-2008. These hardware and software development efforts are lengthy and technically challenging processes. We may incur additional delays in successfully completing the design and production of these hardware components, including several custom integrated circuits and network components; in detecting and correcting, if possible, design errors in such integrated circuits and components; and/or in developing requisite system software, integrating and stabilizing the full systems, including scaling applications to large systems. Any of these delays could result in additional delays in the availability of the BlackWidow and/or the Cray XMT systems. The delays in the BlackWidow and Cray XMT system development adversely impacted our expected 2007 operating results and further delays in product availability of initial systems could impact future revenue as anticipated follow-on purchases of these systems may be reduced or delayed.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. From January 1, 2001, through December 31, 2003, approximately 81% of our aggregate product revenue was derived from sales to various agencies of the U.S. government; in 2004, 2005, 2006 and the first nine months of 2007, approximately 81%, 55%, 45% and 48% respectively, of our product revenue was derived from such sales. Our 2007 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations, domestic crises, and international political developments. The U.S. government has not enacted any fiscal 2008 appropriations bills and is currently operating pursuant to continuing resolutions, which may delay funding of systems acquisitions and research and development activities. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
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
     Last-time buy decisions affecting our products may adversely affect our revenue and operating results. We placed a last-time buy order in the first quarter of 2007 for a key component for our Cray XT4 and Cray XMT systems. Such last-time buy orders and inventory purchases had to be placed before we could know all possible sales prospects for these products. In determining last-time buy orders and inventory purchases, we either may have estimated too low, in which case we limit the number of possible sales of products and reduce potential revenue, perhaps substantially, or we may estimate too high, and may incur inventory obsolescence charges. Either way, our operating results could be adversely affected. These last-time buy decisions adversely impact short-term cash flow and increase inventory because the items are paid for well in advance of customer revenue. For example, since September 2006 we have placed orders for approximately $7.7 million of certain components, all of which has been received in 2007 but do not expect to sell the major part of the products containing these components until sometime in 2008.
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
     Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems may reduce our service revenue and margins from maintenance service contracts. Our HPC systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts declined from approximately $95 million in 2000 to approximately $42 million in 2005 while increasing to approximately $50 million in 2006. We expect that 2007 maintenance service revenue will decline from this level. We may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products to replace defective components in the field create additional pressure on service margins.
     Expansion of our Technical Services efforts could reduce our service margins. We plan to expand our capabilities to deliver Cray Technical Services in the remainder of 2007 and 2008 through the addition of experienced managers and personnel and marketing of these services. These services usually are rendered on a project-by-project basis. To the extent that we incur additional expenses in this effort prior to receiving additional revenue, our service margins will be adversely affected.
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
     The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock. Beginning in 2006, in light of the adoption of FAS 123R, we granted option and restricted stock awards to a limited number of new employees and granted options and restricted stock to less than a majority of employees, generally with four-year vesting periods. We also changed the purchase price under our employee stock purchase plan in order to designate the plan as non-compensatory, and thereby avoid expense which would have otherwise been incurred under FAS 123R. We recorded approximately $2.6 million as non-cash compensation expense in the first nine months of 2007 for stock options and restricted stock grants, which is an amount larger than our net loss for that period, and we anticipate that the FAS 123R amount will increase in future years. Our estimates are based on the Black-Scholes valuation method, which provides significantly different values depending on certain assumptions. We do not know how analysts and investors will react to the additional expense recorded in our statements of operations rather than disclosed in the notes thereto, and thus such additional expense may adversely affect the market price of our common stock.
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

     We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our HPC systems contains components that are licensed to us under “open source” software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray XT4 and successor systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.
     We also incorporate proprietary incidental software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. These issues, if repeated, may result in additional expense by us and/or loss of customer confidence.
     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”). Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of September 30, 2007, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $25.0 million cash secured credit facility which supports the issuance of letters of credit and forward currency contracts. As of September 30, 2007, we had approximately $20.3 million available to borrow under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. Over time, the level of our indebtedness could, among other things:
•	increase our vulnerability to general economic and industry conditions, including recessions;

•	require us to use cash from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures, research and development efforts and other expenses;

•	limit our flexibility investing in significant research and development projects with long paybacks, as well as our flexibility in planning for, or reacting to, changes in our business, including merger and acquisition opportunities;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.
     We may not have the funds necessary to purchase the Notes upon a fundamental change or other purchase date and our ability to purchase the Notes in such events may be limited. On December 1, 2009, December 1, 2014 or December 1, 2019, holders of the Notes may require us to purchase their Notes for cash. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. While our existing credit facility does not prohibit us from repurchasing any of the Notes, any subsequent credit facility may include such a covenant or a requirement for prior written consent from the lender. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. If a repurchase event occurs, we may require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture would constitute a default under our existing senior secured credit facility and could lead to defaults under other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.
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
     New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries began implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We did not ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions. We believe we are RoHS-compliant with our Cray XT4 system which began shipping in the fourth quarter of 2006 and our BlackWidow and Cray XMT systems which we may ship to EU members in 2008. If a regulatory authority determines that one of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.
     A separate EU Directive on Waste Electrical and Electronic Equipment (“WEEE”) was scheduled to become effective in August 2005. Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market must register with individual member states, mark their products, submit annual reports, provide recyclers with information about product recycling, and either recycle their products or participate in or fund mandatory recycling schemes. In addition, some EU member states require recycling fees to be paid in advance to ensure funds are available for product recycling at the end of the product’s useful life. We mark our products as required by the WEEE Directive and are registered with those EU member states where our products have been shipped since August 2005. Each EU member state is responsible for implementing the WEEE Directive and some member states have not yet established WEEE registrars or established or endorsed the recycling schemes required by the WEEE Directive. We are monitoring implementation of the WEEE Directive by the member states. Compliance with the WEEE Directive could increase our costs and any failure to comply with the WEEE Directive could lead to monetary penalties.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2007, we had outstanding:
•	32,589,844 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,556,732 shares of common stock issuable upon exercise of options, of which options to purchase 2,829,152 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 377,281 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at September 30, 2007, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

CRAY INC.
November 7, 2007	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer