Form 10-K
period 2007-12-31
CRAY INC
filed 2008-03-11
CIK 949158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

Commission File Number: 0-26820

CRAY INC.
(Exact name of registrant as specified in its charter)

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600 Seattle, Washington (Address of Principal Executive Office)	98104-2860 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(206) 701-2000

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 29, 2007, was approximately $254,000,000, based upon the closing price of $7.63 per share reported on June 29, 2007 on the Nasdaq Global Market.

As of March 3, 2008, there were 32,817,497 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 14, 2008, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K
For Fiscal Year Ended December 31, 2007

Cray and Cray-1 are federally registered trademarks of Cray Inc., and Cray X1, Cray X1E, Cray X2, Cray XT3, Cray XT4, Cray XT5, Cray XT5h, Cray XMT and Cray XD1 are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

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

The risks, uncertainties and assumptions referred to above include the following: significantly fluctuating operating results with the possibility of periodic losses; our reliance on third-party suppliers to build and timely deliver components that meet our specifications; the need for increased product revenue and margin, particularly from our Cray XT products and successor massively parallel systems; the timing and level of government support for supercomputer research and development and system purchases; the technical challenges of developing new supercomputer systems on time and budget; competitive pressures from established companies well known in the high performance computer market and system builders and resellers of systems constructed from commodity components; our ability to attract, retain and motivate key employees; and other risks that are described from time to time in our reports filed with the Securities and Exchange Commission (“SEC” or “Commission”), including but not limited to the items discussed in “Risk Factors” set forth in Item 1A below in this Annual Report on Form 10-K, and in subsequently filed reports.

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

We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and system capabilities that enable our systems to scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities.

We focus our sales and marketing activities on government agencies, industrial companies and academic institutions that purchase high end HPC systems. We sell our products primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. Our supercomputer systems are installed at more than 100 sites in over 20 countries.

We were incorporated under the laws of the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our acquisition of the Cray Research operating assets from Silicon Graphics, Inc. (“SGI”) in 2000. Our corporate headquarter offices are located at 411 First Avenue South, Suite 600, Seattle, Washington, 98104-2860, our telephone number is (206) 701-2000 and our website address is www.cray.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or our other SEC reports and filings.

Our History

In many ways our current history began in 2000, when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from SGI and renamed ourselves Cray Inc. Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. Cray Research, Inc., founded in 1972 by Seymour Cray, pioneered the use of supercomputers in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. In 1996 SGI acquired Cray Research.

On April 1, 2000, we acquired from SGI the Cray product lines and current development projects, a worldwide service organization supporting Cray supercomputers installed at customer sites, integration and final assembly operations, software products and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property.

On April 1, 2004, we acquired OctigaBay Systems Corporation (“OctigaBay”), located in Burnaby, B.C., Canada, which was developing a system targeted for the midrange market, which we named our Cray XD1 system. Initial commercial shipments of the Cray XD1 system began in the third quarter of 2004, with full production ramp in the first half of 2005. While we stopped building new Cray XD1 systems in 2007, we have incorporated many features of the Cray XD1 system into our Cray XT4 and Cray XT5 systems and will incorporate additional features of the Cray XD1’s interconnect system in Cray XT5’s successor system.

In 2005, our senior management changed significantly with a new chief executive officer and new leaders in technology, engineering, finance, marketing, operations and customer support. Since then we have continued to add depth in the management team, particularly in engineering, sales, marketing and finance. Under our new management team, we have expanded our worldwide customer base, refined our product roadmap, established a lower operating cost model and sharpened our focus on execution to meet customer expectations and improve our financial operating results.

Our Goals and Strategy

Our goals are to become the leading provider of supercomputers in the HPC markets that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:

Gain Share in Our Core HPC Market.  We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market, to gain market share. We believe that most of our competitors are primarily focused on the lower end of the HPC market where low-bandwidth cluster systems dominate. We plan to remain focused primarily on the capability and enterprise segments of the HPC market.

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

Expand Our Total Addressable Market.  Over time, we intend to expand our addressable market by leveraging our technologies, customer base, Cray brand and introducing complementary products and services in new segments. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective markets outside of traditional HPC.

Maintain Our Focus on Execution and Profitability.  We are committed to achieving sustained profitability on an annual basis. We intend to continue to refine our product roadmap, converge our technologies and development processes, improve our ability to deliver high quality products on time and on budget and continue our commitment to financial discipline.

Industry Background

Since Seymour Cray introduced the Cray-1 system in 1976, supercomputers have contributed substantially to the advancement of knowledge and the quality of human life. Scientists and engineers typically require vast computing resources to address problems of major economic, scientific and strategic importance. Many new products and technologies, as well as improvements of existing products and technologies, would not be possible without the continued improvement of supercomputer computational speeds, interconnect technologies, scalable system software and overall performance.

The HPC Market

The overall server market is estimated by the International Data Corporation (“IDC”), in its report entitled Worldwide Technical Server Taxonomy, 2007: Updating the Comparison of Technical Servers with the Overall Server Market in Revenue, issued in November 2007, to have been $52.3 billion worldwide in 2006. According to its preliminary assessment, as set forth in its February 2008 report, IDC 2007 Worldwide HPC Market Revenue Results Show Continued Strong Growth, the HPC market, which is a sub-sector of the overall server market, totaled $11.6 billion in 2007, up from $10.1 billion in 2006. We target the high end of the HPC market, which includes the capability segment and a portion of the enterprise segment, as these segments are defined by IDC. We believe our current total addressable market within these segments is approximately $1.5 billion in annual product sales.

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

Increasing Demand for Supercomputing Power

Supercomputer users are seeking answers to some of the world’s most complex problems in science and engineering. Addressing these challenges can require from 10 to up to 1,000 times or more the computing capability currently available with existing computer systems. Users require very large, powerful computing resources that are massively scalable, flexible and manageable, and can deliver high levels of sustained performance.

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

Design and simulation of new products before they are built are invaluable tools to improve time-to-market, product quality and differentiation for government, industrial and academic users. The need for supercomputers within government laboratories and agencies and industrial firms is driven by the increasingly complex application requirements of computer-aided engineering, full-systems analysis, material behavior in composite materials and real-time stress-strain behavior. Supercomputers are critical for increasingly refined simulations of both aeronautical and automotive performance dynamics. Weather forecasting and climate centers require supercomputers to process large volumes of data to produce more accurate short-term and medium-range forecasts and to further our understanding of the long-term impact of various pollutants on the environment and the effects of global climate changes.

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

Competition between countries to acquire the best supercomputing technology to enhance their worldwide competitiveness has increased. The U.S. government and its various agencies have determined that it is in the best economic and security interest of the country to establish and maintain a leadership position in the development of supercomputing technologies. One such initiative is the Defense Advanced Research Project (“DARPA”) High Performance Computer System (“HPCS”) initiative, under which we have received funding for our Cascade program since 2002 and have a contract to receive funding for our Cascade program through 2010. The DARPA program is designed to provide government support to develop breakthroughs in high productivity supercomputing systems for the national security and industrial user communities. This initiative has become increasingly important due to the trend towards commoditization in the HPC market, which is not expected to provide the advanced supercomputing capabilities necessary for the United States to achieve important goals and missions. Other countries such as Japan, China and members of the European Union also have programs in place to increase their worldwide competitiveness through the aggressive use of supercomputers.

Limitations of Existing and Emerging Solutions

Despite the demand for increased supercomputing power, systems capable of exploiting high end opportunities have become less common. Today’s HPC market is replete with low bandwidth cluster systems that are often limited in performance beyond certain system size and capability. These systems loosely link together, or cluster, multiple commodity servers using widely available processors and subsystems connected through commercially available interconnect products.

With standard commercial interconnect components, low bandwidth cluster systems are not well-balanced — they may have fast processors, but performance is severely limited by the rate at which data can be moved throughout the system, such as to and from memory and among processors over the interconnection network. Because of the lack of specialized communication capabilities, these systems do not scale well — that is, as these systems grow in size their full system and per processor efficiencies degrade significantly. Additionally, as these systems grow in size, they may become unreliable because they lack the necessary management tools and built-in hardware redundancies to minimize disruptions.

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

The recent introduction of dual-core and quad-core processors and planned multi-core processors, which incorporate more than one processing core on the same integrated circuit, will further stress the capabilities of low bandwidth cluster systems, resulting in decreased per processor utilization due to the absence of balanced network and communication capabilities in such systems. Multi-core processors will also increase the power and cooling requirements for these systems, making packaging an increasingly critical element.

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

Our Solutions

We concentrate on building balanced systems that are purpose-built for supercomputer users. These systems address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors, ease of use, and very high levels of sustained performance on real applications. We do this by designing supercomputers that combine highly capable processors, whether developed by us or by others, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased cooling, power and reliability requirements, and scalable system software that enable performance and usability at scale.

Our supercomputers utilize components and technologies designed to support the demanding requirements of high end HPC users. In contrast, low bandwidth cluster system vendors use processors, interconnects and system software designed to meet the requirements of the significantly larger general purpose server market and then attempt to leverage these commercially-oriented products into the HPC market. An important benefit of our purpose-built approach is significantly higher sustained performance on certain important applications, with performance improvements on the order of 1.5 to 10 or more times that of our competitors. With our supercomputers, HPC users are able to focus on their primary objectives: advancing scientific discovery, increasing industrial capabilities and improving national security.

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and provide enhanced total costs of ownership;

•	custom hardware design of interconnect systems and, in certain systems, proprietary processors;

•	flexibility of processor type, memory and network configuration and software tools developed towards implementation of our Adaptive Supercomputing vision; and

•	the Cray brand name, synonymous with supercomputing, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.

We expect the emergence of multi-core processors to be advantageous to us, complementing our technical strengths in networking, scaling system software, and cooling and power management technologies. Additional cores will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system. Our balanced approach to system design will likely become increasingly critical in enabling customers to take advantage of the benefits of multi-core processing.

Our Current Products and Products in Development

Our supercomputers provide capability, capacity and sustained performance far beyond typical server-based computer systems, allowing users to address challenging scientific and engineering computing problems. Purpose-built for the supercomputing market, our systems balance highly capable processors, scalable system software and very high speed interconnect and communications capabilities. We plan to utilize increasingly common infrastructure pursuant to our Adaptive Supercomputing vision. Our goal is to bring new products and/or major enhancements to market every 12 to 24 months.

Current Products

Cray XT5 System.  The Cray XT5 system is our next-generation massively parallel processing (“MPP”) system. Introduced in November 2007 as the successor to the Cray XT4 and Cray XT3 systems, the Cray XT5 system combines scalability with manageability, lower cost of ownership with reduced power and cooling requirements, and broader application support. The system has double the density and memory bandwidth of previous systems in the same footprint, supporting very high density processor configurations of 192 processor sockets or up to 768 processor cores and delivering more than seven teraflops (7 trillion floating point operations per second) of computational capacity per cabinet, with peak performance designed to exceed one petaflops. Customers can upgrade to the Cray XT5 system from Cray XT3 or Cray XT4 systems and/or add on to the existing Cray XT systems, leveraging their investment over a longer life. Cray XT5 cabinets can be configured with Cray XT4 compute blades, for optimized compute-to-communication balance, or with new high-density Cray XT5 compute blades for memory-intensive and/or compute-biased workloads. Its Linux-based operating system supports a broader range of applications. We expect first customer shipment of the Cray XT5 system in the second half of 2008.

Cray XT5h Hybrid Supercomputer.  The Cray XT5h system is an integrated hybrid supercomputer that takes the scalar processing capability of the Cray XT5 system and adds vector processing and reconfigurable field programmable gate array hardware acceleration, allowing a single system to provide a variety of processing technologies for diverse workflows. The vector compute blades — called Cray X2 blades — provide the vector processing capabilities enabled by our BlackWidow development program. A Cray X2 compute node, the core building block of the system, has four vector processors and 64 gigabytes of shared memory resulting in more than 100 gigaflops of peak performance and system scalability to 1,024 processors with 16 terabytes of globally addressable memory. This combination provides a successor to our Cray X1E system with major improvements to single thread scalar performance and overall price performance, as well as the ability to interface directly with scalar technology and reconfigurable computing technology in a single system. Applications originally developed for the Cray X1 and X1E systems will port easily to the new Cray X2 processing nodes. We shipped our first Cray XT5h system in the fourth quarter of 2007.

Cray XT4 System.  Our Cray XT4 system combines the capabilities of our Cray XT3 system and many software features of our Cray XD1 system to provide a next generation massively parallel processor supercomputer system. Our Cray XT4 system uses Dual-Core and Quad-Core AMD Opterontm processors running a lightweight Linux operating system and connected to our proprietary second generation high speed network. Dual-core systems can be upgraded in the field to quad-core systems. The Cray XT4 system is highly scalable and is designed to provide significant improvements in peak and sustained performance over earlier systems. We shipped our first dual-core Cray XT4 system in November 2006, first shipped quad-core processors for a field upgrade in late 2007 and shipped our first quad-core Cray XT4 system in the first quarter of 2008.

Products in Development

Cray XMT System.  Our Cray XMT program is directed at developing a third generation multithreaded supercomputer, which offers global shared memory and high latency tolerance, with 128 threads per processor. The Cray XMT system will utilize our Cray XT infrastructure. The Cray XMT program is co-funded by the U.S. government. We shipped an early version of the Cray XMT system in September 2007 and plan subsequent shipments in the latter part of 2008.

Baker.  Our Baker program is directed at creating the successor to our Cray XT5 system and to extend our leadership position in massively parallel computing. The Baker system will utilize a new high-performance interconnect that combines technologies of the Cray XT and Cray XD1 systems and will integrate next generation quad-core and multi-core processors in a more densely packaged air and/or liquid-cooled cabinet. The Baker system is expected to scale to multiple petaflops of peak performance.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision supports the anticipated future needs of HPC customers. With Adaptive Supercomputing, we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application codes to the most appropriate processing elements — we expect this capability will enable programmers to write code in a more natural way. We believe our November 2006 DARPA $250 million award validates this vision, which was the center of our DARPA HPCS Phase III proposal.

Our Adaptive Supercomputing vision incorporates many of our technical strengths — system scalability, multiple processing technologies, including custom processors, and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a larger set of end-users.

Our Cascade development program implements our Adaptive Supercomputing vision by easing the customer’s development of parallel software codes, supporting global address space models which exploit shared memory and providing for new high productivity languages. We plan to develop an adaptive, configurable system that can match the attributes of a wide variety of applications in order to maximize performance. Systems developed under the Cascade program are expected to utilize single and multi-cabinet designs that can leverage a variety of network cards and processor blades, thus providing system flexibility. Our Cascade efforts are substantially co-funded by the U.S. government through the November 2006 award to us under the DARPA HPCS program.

Our Target Markets

Our supercomputer systems are installed at more than 100 sites in over 20 countries. Our target markets for 2008 and beyond are:

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

Earth Sciences.  Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers doing weather and climate applications, including in Korea, Denmark, India, Spain and Switzerland.

Computer-Aided Engineering.  Supercomputers are used to design lighter, safer and more durable vehicles, as well as to study wind noise and airflow around the vehicle, to improve airplane flight characteristics and in many other computer-aided engineering applications in order to improve time-to-market and product quality. We currently have customers in each of the aerospace, automotive and manufacturing areas around the world.

In target markets such as the national security and scientific research markets, customers have their own application programs. Other target customers, such as aerospace and automotive firms and some governmental agencies, require third-party application programs developed by independent software vendors running on more mature systems.

Agencies of the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 60% of our 2007 revenue, approximately 48% of our 2006 revenue and 55% of our 2005 revenue. Significant customers with over 10% of our annual revenue were the National Energy Research Scientific Computing Center, the U.K. Engineering and Physical Sciences Research Council, and Oak Ridge National Laboratory in 2007, the Korea Meteorological Administration and AWE Plc in 2006, and Oak Ridge National Laboratory in 2005. International customers accounted for 38% of our total revenue in 2007, 48% of our total revenue in 2006 and 32% of our total revenue in 2005.

We currently have one operating segment for financial reporting purposes. Segment information and related disclosures about products, services and geographic areas are set forth in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Technology

Our leadership in supercomputing is dependent upon the successful development and timely introduction of new products. We focus our research and development activities on designing system architecture, hardware and system software necessary to implement our product roadmap.

Architecture

We believe we are the only company in the world with significant demonstrated expertise in four primary processor technologies: vector processing, massively parallel processing, multithreading and co-processing with field programmable gate arrays.

Cray Research pioneered the use of vector systems. These systems traditionally have a moderate number of very fast custom processors utilizing shared memory. Vector processing is the computation of a vector or string of numbers with a single operation. This technology has proven to be highly effective for many scientific and engineering applications in areas such as climate modeling, cryptanalysis and computational fluid dynamics. Vector processing is the basis for our Cray X2 blades, an essential component of our Cray XT5h systems.

Massively parallel processing architectures typically link hundreds or thousands of commodity processors and local or distributed memory together in a single system. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. We focus on building systems with highly scalable architectures using high bandwidth interconnect networks. The Cray XT family of supercomputer systems is based on this architecture.

Multithreading is designed to provide latency tolerance by supporting a large number of executable threads per processor, and quickly switching to another thread when a thread waits for data to be computed or to return from global shared memory. These systems are particularly effective for irregular access to large data sets and graph-based algorithms. We are currently developing a third generation multithreading system as part of our Cray XMT development project.

Field programmable gate arrays can be reconfigured or reprogrammed to implement specific functionality more suitably and more efficiently than on a general-purpose processor. The Cray XT5h system features reconfigurable computing with field programmable gate arrays.

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

Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, Seattle, Washington, and Austin, Texas, offices.

Software

We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system and programming environment software as an integral aspect of our scalable

HPC systems and distribute those systems as part of system sales. Over time we plan to transition to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes: operating systems, with the anticipation that in the future our systems will utilize the Linux operating system for all node architectures; provision of scalable hardware control infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics, with the anticipation of providing a common hardware supervisory system infrastructure for all of our systems; and programming environments, including our own and commercially available compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value. We do not market or sell application programs.

Our software personnel are located principally in our Mendota Heights, Minnesota and Seattle, Washington offices.

Services

Our worldwide service organization provides us with a competitive advantage and a predictable flow of revenue and cash. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, supported by a central service organization located in Chippewa Falls, Wisconsin, and Mendota Heights, Minnesota. In recent years, annual service revenue has ranged from approximately one-quarter to one-third of total revenue. Our support services include facility analysis, system installation, application porting, tuning and support, hardware maintenance and system support.

Support services are provided under separate maintenance contracts with our customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly or quarterly basis. Customers may select levels of support and response times, ranging from parts only to 24 x 7 coverage with two-hour response.

Our Cray Technical Services offerings, which include product integration, custom hardware and software engineering, advanced computer training, project management services, site engineering and application analyst support, are provided on a project basis.

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

Manufacturing and Procurement

We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies, and provide a higher level of large scale system quality. We perform final system integration, testing and quality check out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin.

Our systems incorporate some components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key integrated circuits from IBM for our Cray XT systems, from Texas Instruments Incorporated for our Cray X2 blades and from Taiwan Semiconductor Manufacturing Company for our Cray XMT system, and processors from AMD for our Cray XT3, Cray XT4, Cray XT5, Cray XT5h and successor Cray XT systems. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors, and we have been adversely affected by delays in qualified components in 2007 and recent years. See “Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects” in Item 1A. “Risk Factors” below.

Competition

The HPC market is very competitive. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Hitachi, Fujitsu, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain procurements.

Internationally, we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, Bull S.A., Hitachi, Fujitsu, SGI and NEC. While the first seven companies offer large systems based on commodity processors, NEC also offers vector-based systems with a large suite of ported application programs. As in the United States, commodity HPC suppliers can offer systems with significantly better price/peak performance on certain applications. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors.

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

Our general policy is to seek patent protection for those inventions and improvements likely to be incorporated into our products and services and give us a competitive advantage. We have a number of patents and pending patent applications relating to our hardware and software technologies. While we believe our patents and applications have value, no single patent or group of patents is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

We license certain patents and other intellectual property from SGI as part of our acquisition of the Cray Research operations. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products and vector processor computers. We have also entered into cross-license arrangements with other companies involved in the HPC industry.

See “We may not be able to protect our proprietary information and rights adequately” and “We may infringe or be subject to claims that we infringe the intellectual property rights of others” in Item 1A. “Risk Factors” below.

Employees

As of December 31, 2007, we had 800 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge at our website at www.cray.com as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.	Risk Factors.

The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.

Our operating results may fluctuate significantly and we may not achieve profitability in any given period.  Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the first half of 2008 to come from a few major transactions involving our quad-core Cray XT4 and Cray XT5h systems and a significant portion of our product revenue in the second half of 2008 to come from new Cray XT5 systems which currently are in varying stages of development. Delays in recognizing revenue from any transaction due to development delays, not receiving needed components timely or with anticipated performance, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any quarter, and could shift associated revenue, margin and cash receipts into subsequent quarters or calendar years.

We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million; in 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income in the fourth quarter; and in 2007 we had a net loss of $5.7 million with net income in the third quarter of $5.1 million offset by losses in the other three quarters.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	successfully selling our Cray XT4, Cray XT5 and Cray XT5h systems, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our share-based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”).

The timing of orders and shipments impacts our quarterly and annual results and is affected by events outside our control, such as:

•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts;

•	price fluctuations in the commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.

Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will vary significantly, and include losses. Delays in component availability, product development, receipt of orders or product acceptances had a substantial adverse effect on our quarterly and full year results for 2007 and prior years and could continue to have such an effect on our quarterly and full year results in 2008 and future years.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects.  We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to co-develop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:

•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed or result in decreased gross margin, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs, because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory;

•	if a supplier provides us with hardware, software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects may be adversely affected through additional design testing and verification efforts and respins of integrated circuits;

•	if a supplier providing us with key research and development services with respect to integrated circuit design, network communication capabilities or internal software is late, fails to provide us with effective designs or products or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.

To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4, Cray XT5 and successor systems, including our Baker system, are based on certain Opteron processors from AMD, while our Cray XT5h system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc. Delays in the availability of Quad-Core AMD Opterontm processors adversely affected our revenue and operating results in the fourth quarter of 2007, and could continue to adversely affect results through the first half of 2008. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue would be adversely affected. Changing our product designs to utilize another supplier’s integrated circuits would be a costly and time-consuming process.

Our products must meet demanding specifications. For example, integrated circuits must perform reliably at high frequencies in large systems to meet acceptance criteria. From time to time during the last three years, we incurred significant delays in the receipt of key components from single source suppliers that delayed product development, shipments and acceptances. These delays adversely affected product revenue and margins in those years, including 2007, and, to the extent that we continue to experience similar problems, such delays may adversely affect revenue, margins and operating results in 2008 and future years.

The achievement of our business plan in 2008 and future periods is highly dependent on increased product revenue and margins from our Cray XT4, Cray XT5h, Cray XT5 and successor systems.  Product revenue in recent years, including 2007, was adversely affected by the unavailability of key components from third-party vendors and by development delays, including system software development for large systems. We expect that a substantial majority of our product revenue in 2008 will come from a limited number of sales of quad-core Cray XT4 and Cray XT5 systems in the United States and overseas. We began delivering quad-core Cray XT4 processors for field-upgrades late in the fourth quarter of 2007, and we delivered our first quad-core Cray XT4 system in the first quarter of 2008; we expect that initial revenue from those transactions will be recognized in the first half of 2008. Delays in component availability and development led to delays in the delivery of the quad-core Cray XT4 system, adversely impacting our expected 2007 operating results, and additional delays in acceptable components would delay delivery of Cray XT4 and Cray XT5 systems and would impact 2008 and future operating results adversely.

Several factors affect our ability to obtain higher margins for our products, such as:

•	We need increased product differentiation in our Cray XT4, Cray XT5 and successor systems, including our Baker system. The market for such products is large but is replete with low bandwidth cluster systems. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;

•	In the past, product margins have been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory; and

•	We sometimes do not meet all of the contract requirements for customer acceptance of our systems, which have resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. Such penalties adversely impacted gross margins in 2007, and we expect additional penalties in 2008. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance.

To improve our financial performance, we need to have greater product differentiation and to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin, and failure to do so will adversely affect our operating results.

If government support for development of our supercomputer systems is delayed, reduced or lost, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease.  A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and to a lesser extent our Cray XMT project through another government agency; this combined funding significantly reduces our reported level of net research and development expenses. The DARPA program calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones. We have met three of these milestones through December 31, 2007. We are negotiating with DARPA changes to the scope and schedule of this program. If we are unable to meet any of the remaining milestones, or fail to renegotiate the terms of the program, either of which may lead to a termination of the program, our cash flows and expenses would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and additional delays are possible. By the project’s completion, we must have contributed at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program. Government funding for the Cray X2 blade in our Cray XT5h system, formerly our “BlackWidow” program, has ended, and our continued development work on this product results in increased research and development expense. We require additional funding and a contract extension for development work on our Cray XMT system after June 2009. Future funding and contract extensions for this project may be at risk, especially given the development delays we have encountered on this project.

Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, a change of priorities, international political developments, overall budgetary considerations or other reasons. In recent years, the U.S. government has delayed enacting significant appropriations bills substantially past the commencement of its October 1 fiscal year. Any delay, decrease or cessation of governmental support could cause an increased need for capital, increase significantly our research and development expenditures and have a material adverse impact on our operating results and our ability to implement our product roadmap.

Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years.  In addition to developing the scalable system software and hardware for quad-core Cray XT4, Cray XT5 and Cray XT5h systems for revenue generation in 2008, we continue work on our product roadmap, including the Cray XMT system for second half 2008 deliveries, successor systems to the Cray XT5 system, and our Cascade program under the DARPA HPCS Phase III award in subsequent years. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Directing engineering resources to solving current issues has adversely affected the timely development of successor or future products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected.  Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2005, 2006 and 2007, approximately 55%, 45% and 64% respectively, of our product revenue was derived from such sales. Our 2008 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If we are unable to compete successfully in the HPC market, our revenue will decline.  The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT4, Cray XT5 and successor systems may be at a competitive disadvantage to systems utilizing such other processors.

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

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan.  Our success also depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to Microsoft, Google and other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

Lower than anticipated sales of new supercomputers and the termination of maintenance contracts on older and/or decommissioned systems may reduce our service revenue and margins from maintenance service contracts.  Our HPC systems are typically sold with maintenance service contracts. These contracts generally are for annual periods, although some are for multi-year periods, and provide a predictable revenue base. Our revenue from maintenance service contracts declined from approximately $95 million in 2000 to approximately $42 million in 2005 while increasing to approximately $50 million in 2006 and since then has stabilized at about this level. We may have periodic revenue and margin declines as our older, higher margin service contracts are ended and newer, lower margin contracts are established, based on the timing of system withdrawals from service. Adding service personnel to new locations when we win contracts where we have previously had no presence and servicing installed products to replace defective components in the field create additional pressure on service margins.

Expansion of new Technical Services could reduce our overall service margins.  We plan to continue to expand our capabilities to deliver Cray Technical Services in 2008 through the addition of experienced managers and personnel, marketing of these services and commencing new projects. These services usually are rendered on a project basis. To the extent that we incur additional expenses in this effort prior to receiving additional revenue, our overall service margins will be adversely affected.

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

The adoption of FAS 123R has and will continue to adversely affect our operating results and may adversely affect the market price of our common stock.  Beginning in 2006, in light of the adoption of FAS 123R, we granted stock options and restricted stock awards to a limited number of new employees and granted options and restricted stock to less than a majority of employees, generally with four-year vesting periods. We also changed the purchase price under our employee stock purchase plan in order to designate the plan as non-compensatory, and thereby avoid expense that would have otherwise been incurred under FAS 123R. Our estimates for stock option expense are based on the Black-Scholes valuation method, which provides significantly different values depending on certain assumptions. We recorded approximately $3.2 million as non-cash compensation expense in 2007 for stock options and restricted stock grants, equal to approximately 56% of our reported net loss for the year, and we anticipate that this expense amount will increase in future years. We do not know how analysts and investors will react to the additional expense recorded in our statements of operations rather than disclosed in the notes thereto, and thus such additional expense may adversely affect the market price of our common stock.

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

We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products.  The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray XT4, Cray XT5 and successor systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

We also incorporate proprietary incidental software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. These issues, if repeated, may result in additional expense by us and/or loss of customer confidence.

Our indebtedness may adversely affect our financial strength.  In December 2004 we sold $80.0 million in aggregate principal amount of our 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”). Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of December 31, 2007, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $10.0 million cash secured credit facility which supports the issuance of letters of credit. As of December 31, 2007, we had approximately $8.0 million available to use under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities. Over time, the level of our indebtedness could, among other things:

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

We may not have the funds necessary to purchase the Notes on December 1, 2009, upon a fundamental change or other purchase date, and our ability to purchase the Notes in such events may be limited.  On December 1, 2009, December 1, 2014 or December 1, 2019, holders of the Notes may require us to purchase their Notes for cash, and we currently expect that we likely will be required to purchase all the Notes on December 1, 2009. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, including the terms of senior indebtedness, we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. While our existing credit facility does not prohibit us from repurchasing any of the Notes, any subsequent credit facility may include such a covenant or a requirement for prior written consent from the lender. If a repurchase event occurs, we may require third-party financing to repurchase the Notes, but we may not be able to obtain that financing on favorable terms or at all. Our failure to repurchase tendered Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. In addition, a default under the indenture would constitute a default under our existing senior secured credit facility and could lead to defaults under other existing and future agreements governing our indebtedness. In these circumstances, the subordination provisions in the indenture governing the Notes may limit or prohibit payments to Note holders. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or repurchase the Notes.

We will require a significant amount of cash to repay our indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses.  Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations, and we expect to have a net use of cash in 2008, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management and our independent registered public accounting firm on our internal control over financial reporting in our Annual Reports on Form 10-K. We received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005, 2006 and 2007. Each year, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, loss of financing sources such as our line of credit, and litigation based on the events themselves or their consequences.

New environmental rules in Europe and other jurisdictions may adversely affect our operations.  In 2006 members of the European Union (“EU”) and certain other European countries began implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We did not ship any Cray X1E or Cray XD1 systems to Europe after July 1, 2006, because of these restrictions. We believe we are RoHS-compliant with our Cray XT4, Cray XT5, Cray XT5h and Cray XMT systems. If a regulatory authority determines that any of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.

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

A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing.  As of December 31, 2007, we had outstanding:

•	32,638,415 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,328,798 shares of common stock issuable upon exercise of options, of which options to purchase 2,767,801 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 376,206 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.

Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at December 31, 2007, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.

Provisions of our Restated Articles of Incorporation and Bylaws could make a proposed acquisition that is not approved by our Board of Directors more difficult.  Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Bylaws provide for:

•	removal of a director only in limited circumstances and only upon the affirmative vote of not less than two-thirds of the shares entitled to vote to elect directors;

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock, without shareholder approval, with rights senior to those of the common stock;

•	no cumulative voting of shares;

•	the right of shareholders to call a special meeting of the shareholders only upon demand by the holders of not less than 30% of the shares entitled to vote at such a meeting;

•	the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote on an amendment, unless the amendment was approved by a majority of our continuing directors, who are defined as directors who have either served as a director since August 31, 1995, or were nominated to be a director by the continuing directors;

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures to bring matters before our shareholders at our annual shareholders’ meeting; and

•	special procedures to nominate members for election to our board of directors.

These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party that is not approved by our Board of Directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of March 1, 2008, were as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development,	227,800
	central service and warehouse
Seattle, WA	Executive offices, hardware and software	59,600
	development, sales and marketing
Mendota Heights, MN	Software development, sales and marketing	55,300

We own 179,000 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

We also lease a total of 7,200 square feet of office space, primarily for hardware development, in Austin, Texas. We also lease a total of approximately 5,700 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 14,100 square feet of office space. Our Seattle lease expires on November 1, 2008. We are in negotiations with our current landlord regarding a new lease and are exploring other leasing opportunities in the Seattle area. We believe our facilities are adequate to meet our needs at least through 2008.

Item 3.	Legal Proceedings

We have no material pending litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

Item E.O.	Executive Officers of the Company

Our executive officers, as of March 1, 2008, were as follows:

Name	Age	Position

Peter J. Ungaro	39	Chief Executive Officer and President
Brian C. Henry	51	Executive Vice President and Chief Financial Officer
Kenneth W. Johnson	65	Senior Vice President, General Counsel and Corporate Secretary
Ian W. Miller	50	Senior Vice President
Steven L. Scott	41	Senior Vice President and Chief Technology Officer
Margaret A. Williams	49	Senior Vice President

Our executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any of our directors, nominees for directors or executive officers.

Peter J. Ungaro has served as Chief Executive Officer and as a member of our Board of Directors since August 2005 and as President since March 2005; he previously served as Senior Vice President responsible for sales, marketing and services from September 2004 and before then served as Vice President responsible for sales and marketing from when he joined us in August 2003. Prior to joining us, he served as Vice President, Worldwide Deep Computing Sales for IBM since April 2003. Prior to that assignment, he was IBM’s vice president, worldwide HPC sales, a position he held since February 1999. He also held a variety of other sales leadership positions since joining IBM in 1991. Mr. Ungaro received a B.A. from Washington State University.

Brian C. Henry has served as Executive Vice President and Chief Financial Officer since joining us in May 2005. Mr. Henry previously served as Executive Vice President and Chief Financial Officer of Onyx Software Corporation, a full suite customer relationship management company, which he joined in 2001. He previously served from 1999 to 2001 as Executive Vice President and Chief Financial Officer of Lante Corporation, a public internet consulting company focused on e-markets and collaborative business models. From 1998 to 1999 he was Chief Operating Officer, Information Management Group, of Convergys Corporation, which he helped spin-off from Cincinnati Bell Inc., a diversified service company where he served as Executive Vice President and Chief Financial Officer from 1993 to 1998. From 1983 to 1993 he was with Mentor Graphics Corporation in key financial management roles, serving as Chief Financial Officer from 1986 to 1993. Mr. Henry received his B.S. from Portland State University and an M.B.A. from Harvard University where he was a Baker Scholar.

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

Ian W. Miller serves as Senior Vice President responsible for sales and marketing. He joined us in February 2008, after having served as Vice President of Sales for PolyServe Software, a unit of Hewlett-Packard, since May 2007, and for the five previous years as Vice President of World-Wide Sales for PolyServe Inc. PolyServe provides software that unifies many servers and storage devices to form a modular utility that acts and can be managed as a single entity. Prior to joining PolyServe in 2002, Mr. Miller spent three years as Vice President-Sales at IBM responsible for its high-end xSeries servers and the two previous years as Vice President, Global Marketing for Sequent Computer, before and after IBM’s acquisition of Sequent. From 1995 to 1997, he served as Senior Vice President-Asia Pacific for Software AG and from 1978 through 1995 he held various sales and marketing positions in the United Kingdom and Asia for Unisys Corporation. Mr. Miller received a Bsc. in Economics from London University.

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

Margaret A. “Peg” Williams is Senior Vice President responsible for our software and hardware research and development efforts, including our current and future products and projects. Dr. Williams joined us in May 2005. From 1997 through 2005, she held various positions with IBM, including Vice President of Database Technology and Director and then Vice President of HPC Software and AIX Development. She also led the user support team at the Maui High Performance Computing Center from 1993 through 1996. From 1987 through 1993, Dr. Williams held various positions in high performance computing software development at IBM. Dr. Williams holds a B.S. in mathematics and physics from Ursinus College and an M.S. in mathematics and a Ph.D. in applied mathematics from Lehigh University.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On March 3, 2008, we had 32,817,497 shares of common stock outstanding that were held by 597 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low

Year Ended December 31, 2006:
First Quarter	$10.16	$5.20
Second Quarter	$10.16	$5.88
Third Quarter	$14.36	$9.95
Fourth Quarter	$13.45	$8.36
Year Ended December 31, 2007:
First Quarter	$14.40	$11.32
Second Quarter	$14.33	$6.50
Third Quarter	$8.30	$6.02
Fourth Quarter	$7.38	$5.52

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

			Number of Shares of
	Number of Shares of		Common Stock Available
	Common Stock to be	Weighted-Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding shares
Plan Category	Warrants and Rights	Warrants and Rights	reflected in 1st column)

Equity compensation plans approved by shareholders (1)	2,674,934	$15.67	2,869,538
Equity compensation plans not approved by shareholders (2)	653,864	$10.61	143,666

Total	3,328,798	$14.68	3,013,204

(1)	The shareholders approved our 1988, 1995 Independent Director, 1995, 1999 and 2003 stock option plans, our 2004 long-term equity compensation plan, our 2006 long-term equity compensation plan and our 2001 employee stock purchase plan; the 1988, the 1995 Independent Director and the 1995 stock option plans have been terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. In 2005, the vesting of all employee stock options with per share exercise prices of $5.88 or higher was accelerated; the vesting of stock options granted to non-employee directors and contractors was not accelerated. Most options granted in 2005 vested in full on or before December 31, 2005. Under the 2004 and 2006 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2007, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 2,456,840 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 1,556,439 shares were available for such awards.

Under the 2001 employee stock purchase plan, all employees are eligible to participate. Effective December 16, 2005, the formula for determining the purchase price of shares under this plan was changed to 95% of the fair market value of our common stock on the fourth business day after the end of each offering period. The 2001 employee stock purchase plan covers a total of 1,000,000 shares; at December 31, 2007, we had issued a total of 587,302 shares under the 2001 plan and had a total of 412,698 shares available for future issuance. The first two columns do not include the shares to be issued under the 2001 employee stock purchase plan for the offering period that began on December 16, 2007 and will end on March 15, 2008, as neither the number of shares to be issued in that offering period nor the offering price is now determinable.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. At December 31, 2007, under the 2000 non-executive employee stock plan we had options for 603,309 shares outstanding and options for 896,691 shares available for future grant.

On April 1, 2004, in connection with the acquisition of OctigaBay, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 50,555 options outstanding as of December 31, 2007.

From time to time we have issued warrants as compensation to consultants and others for services without shareholder approval. As of December 31, 2007, we had no such warrants outstanding.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2007 not previously reported.

Issuer Repurchases

We did not repurchase any of our equity securities in the fourth quarter of 2007.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2002, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2007

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Cray Inc.	100.0	129.5	60.8	17.3	38.7	19.5
Nasdaq Stock Market (U.S.)	100.0	149.5	162.7	166.2	182.6	198.0
Nasdaq Computer Manufacturer Stocks	100.0	138.9	181.1	185.1	189.1	276.6

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)

Operating Data:
Product revenue	$133,455	$162,795	$152,098	$95,901	$175,004
Service revenue	52,698	58,222	48,953	49,948	61,958

Total revenue	186,153	221,017	201,051	145,849	236,962

Cost of product revenue	89,475	124,728	139,518	104,196	97,354
Cost of service revenue	31,247	32,466	29,032	30,338	40,780

Total cost of revenue	120,722	157,194	168,550	134,534	138,134

Gross margin	65,431	63,823	32,501	11,315	98,828

Research and development, net	37,883	29,042	41,711	53,266	37,762
Sales and marketing	22,137	21,977	25,808	34,948	27,038
General and administrative	14,956	18,785	16,145	19,451	10,908
Restructuring, severance and impairment	(48)	1,251	9,750	8,182	4,019
In-process research and development charge	—	—	—	43,400	—

Operating expenses	74,928	71,055	93,414	159,247	79,727

Income (loss) from operations	(9,497)	(7,232)	(60,913)	(147,932)	19,101
Other income (expense), net	1,112	(2,141)	(1,421)	(699)	1,496
Interest income (expense), net	3,840	(2,095)	(3,462)	365	444

Income (loss) before income taxes	(4,545)	(11,468)	(65,796)	(148,266)	21,041
(Provision) benefit for income taxes	(1,174)	(602)	1,488	(59,092)	42,207

Net income (loss)	$(5,719)	$(12,070)	$(64,308)	$(207,358)	$63,248

Net income (loss) per common share
Basic	$(0.18)	$(0.53)	$(2.91)	$(9.95)	$3.77

Diluted	$(0.18)	$(0.53)	$(2.91)	$(9.95)	$3.25

Weighted average outstanding shares
Basic	31,892	22,849	22,125	20,847	16,775

Diluted	31,892	22,849	22,125	20,847	19,465

Cash Flow Data:
Cash provided by (used in):
Operating activities	$38,650	$12,608	$(36,705)	$(52,656)	$(8,713)
Investing activities	(35,426)	(27,372)	41,731	(29,908)	(41,169)
Financing activities	1,695	83,909	(137)	84,153	65,079
Depreciation and amortization	13,359	16,181	19,578	17,179	15,860
Purchases of property and equipment	2,768	2,611	3,982	12,518	6,599

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$179,121	$140,328	$46,026	$87,422	$74,343
Working capital	150,839	136,324	52,204	93,616	115,815
Total assets	355,902	337,503	273,005	310,504	291,589
Obligations under capital leases	—	31	154	823	152
Long-term debt	80,000	80,000	80,000	80,000	—
Shareholders’ equity	148,202	141,374	65,947	121,965	222,633

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under Item 1A. “Risk Factors,” beginning on page 12. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

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

In 2005, our senior management team changed significantly with a new chief executive officer and new leaders in technology, finance, marketing, operations and customer support. Since then we have continued to add depth in the management team, particularly in engineering, sales, marketing and finance, and have continued our focus on our announced goals of obtaining market leadership in the HPC markets that we target and having sustained annual profitability. In early 2006 we announced our Adaptive Supercomputing vision to expand the concept of hybrid computing to a fully integrated view of supporting multiple processing technologies within a single, highly scalable system. Our November 2006 $250 million award from DARPA under its HPCS program will co-fund our Cascade development project to implement this vision. In 2006 and 2007, we obtained significant market penetration internationally, particularly in Europe. In 2007, we introduced the Cray XT5 family of products, a significant step toward realizing our Adaptive Supercomputing vision, and made progress on our financial goals with significantly improved product gross margins and a stronger balance sheet.

Summary of 2007 Results

Revenue decreased by $34.9 million, or 16%, in 2007 from 2006, with $29.4 million coming from decreases in product revenue and the remaining $5.5 million coming from decreases in service revenue. The decrease in product revenue was principally due to delays in completing new products in time to recognize revenue in 2007 because of delays in product development and component availability, and anticipated lower project revenue largely due to the completion of the DARPA Phase II contract in 2006.

Loss from operations increased in 2007 to a loss of $9.5 million compared to a loss from operations of $7.2 million in 2006. Gross margin contribution increased $1.6 million despite lower revenue, with a $5.9 million increase in product gross margin contribution offset in part by a decrease in service gross margin contribution. Operating expenses, excluding restructuring, severance and impairment expense, increased $5.2 million principally due to higher net research and development expense, which more than offset lower general and administrative expense.

Net cash provided by operations in 2007 was $38.7 million compared to $12.6 million in 2006. Cash and short-term investment balances, including restricted cash balances, increased by $38.8 million during 2007. We did not borrow under our line of credit during the year.

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

In the capability market and in large capacity procurements in the enterprise market, the use of commodity processors and networking components is resulting in increasing data transfer bottlenecks as these components do not balance faster processor speeds with network communication capability. With the arrival of dual and quad-core processors, these unbalanced systems have even lower productivity, especially in larger systems running more complex applications, a trend that is likely to increase with the arrival of ever larger multi-core processors in future years. In response, vendors have begun to augment standard microprocessors with other processor types in order to solve complex problems faster. In addition, with increasing numbers of multi-core processors, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, system software and packaging capabilities that enable our supercomputers to scale — that is, to continue to increase performance as, purpose built for the supercomputer market, they grow in size. We have demonstrated expertise in the four primary processor technologies — vector processing, massively parallel processing, multithreading and co-processing with field programmable gate arrays. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger multi-core processors become available and as multiple processing technologies become integrated into single systems.

Nevertheless, to compete against cluster systems in the longer term, we need to incorporate greater performance differentiation across our products. We believe we will have such differentiation through our vector-based technology incorporated in our Cray XT5h system and our multithreaded Cray XMT system. These products, which focus on narrower markets than our commodity processor products, are expected to be available in 2008. We must add greater performance differentiation to our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4, Cray XT5 and successor systems. While increasing performance differentiation, we must balance the business strategy trade-offs between using commodity parts, which are available to our competitors, and proprietary components, which are both expensive and time-consuming to develop but provide customers with higher levels of performance and capability.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.  Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Annual Report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the quad-core Cray XT4 system and the Cray XT5 family and our longer-term product roadmap are efforts to increase product revenue. We also plan to increase our Cray Technical Services offerings to increase revenue. Maintenance service revenue is more constant in the short run and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross margins.  Our total gross margin and our product gross margin for 2007 was 35% and 33%, respectively, a significant increase from the respective 2006 levels of 29% and 23%. We need to continue to maintain and improve our product gross margins, which we believe is best achieved through increased product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible.

Operating expenses.  Our operating expenses are driven largely by headcount, contracted research and development services and the level of recognized co-funded research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. During 2006 we received increased levels of co-funding for our research and development projects. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, likely will result in potentially large increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our operating expenses for 2007 were approximately $3.9 million greater than 2006, with higher net research and development expenses in 2007 due to lower amounts recognized from government co-funding arrangements and increased headcount offset in part by lower general and administrative and restructuring and severance expenses.

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

Critical Accounting Policies and Estimates

This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, accounting for loss contracts, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

DARPA Phase II and Red Storm Project Revenue.  Revenue from contracts that require us to design, develop, manufacture or modify complex information technology systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and margins on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made. Revenue from these arrangements was included in Product Revenue on our accompanying Consolidated Statements of Operations for 2007, 2006 and 2005. Funding under DARPA Phase III, however, was reflected as reimbursed research and development expense, and as such was deducted to arrive at net research and development expenses as recorded on our Consolidated Statements of Operations for 2007.

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

Goodwill and Other Intangible Assets

Approximately 18% of our total assets as of December 31, 2007 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from SGI in 2000 and our acquisition of OctigaBay in 2004. We no longer amortize goodwill associated with these acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2008, and determined that our recorded goodwill was not impaired.

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

As of December 31, 2007, we had approximately $143.3 million of deferred tax assets, against which we provided a $140.8 million valuation allowance. Our net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.

On January 1, 2007, we implemented the provisions of FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2007, 2006 and 2005. The adoption of FIN 48 did not have a material impact on our financial position.

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

As of December 31, 2007, our estimate of loss on the Red Storm contract totaled $15.5 million. As of December 31, 2006 and 2005, our estimate of loss on the Red Storm contract was a cumulative loss of $15.3 million. As of December 31, 2007 and 2006, the Red Storm loss contract accrual balance was $1.3 million and $157,000, respectively, and is included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Research and Development Expenses

Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing software features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly. In 2007, 2006 and 2005, certain of these co-funding payments were recognized as product revenue. See “Revenue Recognition — DARPA Phase II and Red Storm Project Revenue” above.

We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for nonfinancial assets and liabilities which has been delayed until after November 15, 2008. We do not expect the adoption of FAS 157 to have a significant impact on our financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 159 to have a significant impact on our financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF 07-3 to have a material impact on our financial results.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 provides income statement classification and related disclosure guidance for participants in a collaborative arrangement. We do not expect the adoption of EITF 07-1 to have a material impact on our financial results.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. We do not expect the adoption of FAS 160 to have a material impact on our financial results.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change our accounting treatment for business combinations on a prospective basis.

Results of Operations

Revenue and Gross Margins

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2007	2006	2005

Product revenue	$133,455	$162,795	$152,098
Less: Cost of product revenue	89,475	124,728	139,518

Product gross margin	$43,980	$38,067	$12,580

Product gross margin percentage	33%	23%	8%
Service revenue	$52,698	$58,222	$48,953
Less: Cost of service revenue	31,247	32,466	29,032

Service gross margin	$21,451	$25,756	$19,921

Service gross margin percentage	41%	44%	41%
Total revenue	$186,153	$221,017	$201,051
Less: Total cost of revenue	120,722	157,194	168,550

Total gross margin	$65,431	$63,823	$32,501

Total gross margin percentage	35%	29%	16%

Product Revenue

Product revenue in 2007 decreased $29.3 million, or 18%, over 2006 due to delays in component availability and product development that adversely affected our ability to deliver and recognize revenue from our quad-core Cray XT4, Cray XT5h and Cray XMT systems that had been anticipated at the beginning of the year. Additionally, as anticipated, project revenue decreased to $1.4 million in 2007 compared to project revenue of $21.4 million in 2006, largely due to the termination of the DARPA Phase II project that ended in 2006.

Product revenue in 2006 increased $10.7 million, or 7%, over 2005 due to increased sales of Cray XT3 systems that offset sales decreases of Cray X1E and Cray XD1 systems. Revenue from the DARPA Phase II and Red Storm development projects totaled $21.4 million in 2006 compared to $22.1 million in 2005.

For 2008, while a wide range of results are possible, we expect significantly improved product revenue over 2007, weighted heavily toward the second half of the year. Our expectations are based on anticipated initial revenue from quad-core Cray XT4 and Cray XT5h systems in the first half of 2008 and from Cray XT5 systems later in the year.

Service Revenue

Service revenue for 2007 decreased $5.5 million, or 9%, over 2006, as a result of decreased maintenance revenue and lower revenue from Cray Technical Services due to the end of a refurbishment contract in 2006. Service revenue for 2006 increased $9.3 million, or 19%, over 2005, due to a growth in maintenance revenue from new contracts and revenue from Cray Technical Services.

We target overall service revenue to increase in 2008 to near 2006 levels. Although we expect our maintenance service revenue to stabilize and grow modestly over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems. We are targeting modest growth in Cray Technical Services revenue through new project offerings.

Product Gross Margin

Product gross margin improved 10 percentage points in 2007 compared to 2006. This improvement in product gross margin was due primarily to increased gross margins across all product lines, including lower charges for excess and obsolete inventory and lower Red Storm and DARPA Phase II low margin project revenue. This was partially offset by the settlement of certain contract penalties for deliveries that were delayed and/or did not meet contractual performance requirements.

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

The Red Storm and DARPA Phases I and II project costs, totaling $2.0 million, $19.8 million and $28.6 million in 2007, 2006 and 2005, respectively, are reflected on our financial statements as cost of product revenue and the related reimbursements are recorded in our financial statements as product revenue. Excluding these low margin development projects, product gross margin in 2007, 2006 and 2005 would have been 34%, 26% and 15%, respectively.

Revenue for 2007, 2006 and 2005 included $200,000, $256,000 and $2.1 million, respectively, from the sale of obsolete inventory recorded at a zero cost basis. In 2005, this amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of our legacy systems.

We expect our product gross margin percentage in 2008 to be similar to 2007 levels, although to fluctuate significantly on a quarter-to-quarter basis. We expect to recognize approximately $7 million of low margin project revenue during 2008.

Service Gross Margin

Despite a decrease in cost of service revenue of $1.2 million in 2007 compared to 2006, service gross margin declined 3 percentage points in 2007 compared to 2006 due to the decreases in maintenance revenue and the end of a high margin Cray Technical Services refurbishment contract in 2006. Service gross margin improved 3 percentage points in 2006 compared to 2005 due to the increases in maintenance and Cray Technical Services revenue while increasing costs at a lower rate.

Service gross margin percentage for 2008 is expected to decrease somewhat from 2007 levels, although gross margin contribution should increase with an increase in Cray Technical Services revenue offset somewhat by additional costs associated with expanding our Cray Technical Services offerings.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	December 31,
	2007	2006	2005

Gross research and development expenses	$90,090	$99,061	$96,257
Less: Amounts included in cost of product revenue	(793)	(17,012)	(19,724)
Less: Reimbursed research and development (excludes amounts in revenue)	(51,414)	(53,007)	(34,822)

Net research and development expenses	$37,883	$29,042	$41,711

Percentage of total revenue	20%	13%	21%

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

In 2007, gross research and development expenses decreased from 2006 levels primarily due to decreases in expenses for our Cray XT5h systems (formerly known as our BlackWidow project) and our Cray XT3, Cray XD1 and other scalar systems, offset in part by increased expenditures on our DARPA Phase III project. We are required to spend $375 million on our DARPA Phase III project in order to receive $250 million of co-funding. During the fourth quarter of 2007, we increased our estimate to complete the DARPA Phase III project which negatively impacted research and development expense by approximately $500,000 for the fourth quarter. For 2007, net research and development expenses increased as compared to 2006 due principally to decreases in government reimbursement for our Cray XT5h system and Cray XMT system, offset in part by increased co-funding for our DARPA Phase III project, with the aggregate decreases in government reimbursements exceeding the decrease in gross research and development expenses.

For 2006, net research and development expenses decreased as compared to 2005 due principally to increases in reimbursement for our BlackWidow, Cray XMT and DARPA project and reduced research and development expenses for the Cray XD1 product line, which was offset in part by a $2.8 million charge related to an intellectual property license agreement.

For 2008, we anticipate net research and development expenses to increase about 20% from 2007 levels, with decreases in gross research and development expenses to be more than offset by decreases in the total level of government funding. Government funding for our vector system, the Cray XT5h system has ended. We plan to fund further development of that system internally. We have commenced discussions with DARPA regarding the scope and timing of the DARPA Phase III project. Any modification to or termination of the DARPA Phase III contract could have an adverse impact on future reported research and development expense.

Other Operating Expenses

Our sales and marketing, general and administrative and restructuring, severance and impairment charges for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2007	2006	2005

Sales and marketing	$22,137	$21,977	$25,808
Percentage of total revenue	12%	10%	13%
General and administrative	$14,956	$18,785	$16,145
Percentage of total revenue	8%	8%	8%
Restructuring, severance and impairment	$(48)	$1,251	$9,750
Percentage of total revenue	<1%	<1%	5%

Sales and Marketing.  The slight increase in sales and marketing expenses for 2007 compared to 2006 was primarily due to higher personnel costs partially offset by lower sales commissions for product sales.

The decrease in sales and marketing expenses for 2006 compared to 2005 was primarily due to a decrease in headcount and related expenses as a result of a personnel reduction that took place in 2005, offset in part by higher commission expense on increased product revenues.

We expect that 2008 sales and marketing expenses will be higher than 2007 levels primarily due to increased sales commissions on higher anticipated product sales and increased headcount, including a new Senior Vice President for sales and marketing.

General and Administrative.  The decrease in general and administrative costs for 2007 compared to 2006 was primarily due to decreases in variable pay and retention compensation program expense, decreases in headcount expenses and lower costs for audit, Sarbanes-Oxley compliance and legal fees.

The increase in general and administrative costs for 2006 over 2005 was primarily due to increases in expense for variable pay and retention compensation programs and in non-cash, stock-based compensation incurred in connection with restricted stock awards and stock option grants, which were partially offset by a general decrease in headcount expenses and lower costs for audit, Sarbanes-Oxley compliance and legal fees.

We expect 2008 general and administrative expenses to be higher than 2007 expense levels due to higher expected variable incentive pay amounts.

Restructuring, Severance and Impairment.  Restructuring, severance and impairment charges include costs related to our efforts to reduce our overall cost structure by reducing headcount. During 2005, we reduced our workforce by approximately 150 employees and incurred additional severance charges primarily for the retirement of our former Chief Executive Officer, James Rottsolk. During 2006, we incurred $1.3 million of severance and other exit costs related to these 2005 actions. During 2007, we recognized a $48,000 favorable impact due to a change in estimate for certain benefits. We undertook no new restructuring efforts in 2007 or 2006.

In 2005, we recorded an impairment charge of $4.9 million on the unamortized balance of a core technology intangible asset acquired in connection with the 2004 OctigaBay acquisition.

Other Income (Expense), Net

For the year ended December 31, 2007, we recognized net other income of $1.1 million due principally to foreign exchange transaction gains, including approximately $369,000 related to a foreign exchange gain on a forward foreign exchange contract prior to its designation as a cash flow hedge. For the years ended December 31, 2006 and 2005, we recognized net other expense of $2.1 million and $1.4 million, respectively. Net other expense for the year ended December 31, 2006, was principally the result of foreign exchange losses in connection with a forward foreign exchange contract, while net other expense for the year ended December 31, 2005 was principally foreign currency losses on the remeasurement of foreign currency balances, principally intercompany balances.

Interest Income (Expense), Net

Our interest income and interest expense for the indicated years ended December 31 were (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest income	$7,046	$2,525	$741
Interest expense	(3,206)	(4,620)	(4,203)

Net interest income (expense)	$3,840	$(2,095)	$(3,462)

Interest income increased in 2007 compared to 2006 as a result of higher average invested cash balances primarily as a result of the December 2006 common stock offering and higher short-term interest rates. Interest income increased in 2006 compared to 2005 as a result of higher average invested cash balances and higher short-term interest rates.

Interest expense for 2007, 2006 and 2005 includes $2.4 million of interest on our Notes. Additionally, interest expense for 2007, 2006 and 2005 includes $.7 million, $1.6 million and $1.0 million, respectively, of non-cash amortization of fees capitalized in connection with both our line of credit and our long-term debt offering costs and $13,000, $390,000 and $765,000, respectively, of interest and related fees on our line of credit.

For 2008, we expect interest income and therefore overall net interest income to decrease significantly due to lower average cash balances and lower short-term interest rates.

Taxes

We recorded income tax expense of $1.2 million and $602,000 in 2007 and 2006, respectively, which reflects tax expense for local, state and foreign tax jurisdictions. In 2005, we recorded an income tax benefit of $1.5 million, which consisted of a $2.3 million benefit for foreign deferred taxes, partially offset by current tax expense for local, state and foreign tax jurisdictions.

There has been no current provision for U.S. federal income taxes for any period presented. We have income taxes currently payable due to our operations in certain foreign countries, particularly in Canada and certain European and Asian countries and in certain states.

As of December 31, 2007, we had federal income tax net operating loss carryforwards of approximately $292 million that will begin to expire in 2010 if not utilized.

Net Income (Loss)

Net loss was $5.7 million in 2007, $12.1 million in 2006 and $64.3 million in 2005.

The 2007 loss included higher net research and development expense offsetting increased gross margin contribution, higher interest and other income and lower general and administrative and restructuring, severance and impairment expense.

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

For 2008, while there is a wide range of potential outcomes for the reasons discussed above, we target profitability for the year.

We anticipate using cash over the course of the year, very heavily in the first two quarters, as we build inventory for planned customer shipments in the second half of the year. This use of cash combined with anticipated lower interest rates is expected to result in decreased interest income in 2008.

Our quarterly and annual results in 2008 will be affected by many factors, including the level and timing of government funding, the timing and success of planned product rollouts, the timing and success of meeting certain product development milestones and the timing of customer orders, shipments, acceptances, revenue recognition and margin contribution. We expect quarterly results to fluctuate significantly.

Liquidity and Capital Resources

Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $202.8 million as of December 31, 2007 compared to $185.1 million as of December 31, 2006; cash, cash equivalents and restricted cash decreased by $9.8 million, short-term investments increased $48.6 million and accounts receivable decreased by $21.2 million in 2007. As of December 31, 2007, we had working capital of $150.8 million compared to $136.3 million as of December 31, 2006.

Net cash provided by operating activities for the year ended December 31, 2007 was $38.7 million compared to $12.6 million in 2006. Net cash used in operations for the year ended December 31, 2005 was $36.7 million. For the year ended December 31, 2007, cash provided by operating activities was principally the result of non-cash depreciation and amortization being greater than our net loss for the year and cash generated from changes in operating assets and liabilities. For the year ended December 31, 2006, cash provided by operating activities was principally the result of non-cash depreciation and amortization being greater than our net loss for the year and cash generated from changes in operating assets and liabilities. For the year ended December 31, 2005, cash used by operating activities was principally the result of our net loss for the period and increases in inventory and accounts receivable, partially offset by an increase in deferred revenue.

Net cash used in investing activities was $35.4 million in 2007 and $27.4 million in 2006. Net cash provided by investing activities in 2005 was $41.7 million. For the year ended December 31, 2007, net cash used in investing activities was principally as a result of short-term investment purchases in excess of sales of $47.7 million offset by a decrease in restricted cash of $15.0 million due to the December 2007 amendment of our line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2006, net cash used in investing activities was principally as a result of an increase in restricted cash, required under the provisions of our then line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2005, net cash provided by investing activities consisted of the sale of short-term investments, partially offset by the purchases of short-term investments and equipment as well as a decrease in restricted cash.

Net cash provided by financing activities was $1.7 million in 2007 and $83.9 million in 2006. Net cash used in financing activities was $137,000 in 2005. For the year ended December 31, 2007, cash provided by financing activities included $1.7 million of proceeds from stock option exercises and our employee stock purchase plan. For the year ended December 31, 2006, cash provided by financing activities included $81.3 million from our December 2006 common stock offering and $3.2 million of proceeds from stock option exercises and our employee stock purchase plan. For the year ended December 31, 2005, net cash used in financing activities consisted primarily of $755,000 paid for line of credit issuance costs and $731,000 for payments on capital leases, offset by $1.3 million in proceeds from the issuance of common stock through the employee stock purchase plan and exercise of stock options.

Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4, Cray XT5, Cray XT5h, Cray XMT and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our 2008 capital budget for property and equipment is approximately $12.5 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2007 (in thousands):

	Amounts Committed by Year
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Development agreements	$29,040	$22,793	$6,247	$—	$—
Operating leases	6,250	2,798	1,625	674	1,153
Unrecognized income tax benefits	990	—	730	260	—

Total contractual cash obligations	$36,280	$25,591	$8,602	$934	$1,153

We have $80.0 million in aggregate principal amount of outstanding Notes due in 2024. The Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that we likely will have to purchase all of the Notes in December 2009. In December 2007, we amended our line of credit reducing the maximum line of credit to $10.0 million from $25.0 million and extending the expiration date to June 2009. No amounts were outstanding under this line as of December 31, 2007. As of the same date, we were eligible to use $8.0 million of this line of credit; the borrowing limitation relates to restrictions from our outstanding letters of credit.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the twelve months ended December 31, 2007, we incurred $17.0 million for such arrangements.

At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. With the acceptances and payment for large new systems and the benefit from our restructuring activities and other recent cost reduction efforts offset by expenditures for working capital purposes, we anticipate that our cash flow from operations will likely be negative for 2008 as a whole, particularly in the first half of the year, although a wide range of results is possible. We do not anticipate borrowing from our credit line and we expect our cash resources to be adequate for at least the next twelve months.

We have been focusing on expense controls, negotiating sales contracts with advance partial payments where possible, implementing tighter purchasing and manufacturing processes and improving working capital management in order to maintain adequate levels of cash. Additionally, the adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT4, Cray XT5, Cray XT5h and Cray XMT systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk:  We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments or auction rate securities in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. At December 31, 2007, we held a portfolio of highly liquid investments.

Foreign Currency Risk:  We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2007, we have entered into forward exchange contracts that hedge approximately $41 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2007, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1 million.

Item 8.	Financial Statements and Supplementary Data

*	The Financial Statements are located following page 52.

The selected quarterly financial data required by this item is set forth in Note 21 of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the 2007 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Peterson Sullivan PLLC, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 7, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  Peterson Sullivan PLLC

Seattle, Washington
March 7, 2008

Item 9A(T).	Controls and Procedures

Not Applicable.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2008, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to our directors is set forth in the section titled “The Board of Directors” and in the section titled “Proposal 1: To Elect Eight Directors For One-Year Terms” in our Proxy Statement, and information with respect to our Audit Committee is set forth in the section titled “The Board of Directors” in our Proxy Statement. Such information is incorporated herein by reference. Information with respect to executive officers is set forth in Part I, Item E.O., beginning on page 22 above, under the caption “Executive Officers of the Company.” Information with respect to compliance with Section 16(a) of the Exchange Act by the persons subject thereto is set forth under the section titled “Our Common Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Our Board of Directors has adopted a Code of Business Conduct applicable to all of our directors, officers and employees. The Code of Business Conduct, our Corporate Governance Guidelines, charters for the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees and other governance documents may be found on our website: www.cray.com under “Investors — Corporate Governance.”

Item 11.	Executive Compensation

The information in the Proxy Statement set forth in the section titled “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” is incorporated herein by reference.

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

The information in the Proxy Statement set forth in the sections titled “The Board of Directors — Independence” and “Transactions With Related Persons” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section titled “Proposal 2: To Ratify the Appointment of Peterson Sullivan PLLC as the Company’s Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2007, 2006, and 2005 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this Annual Report on Form 10-K.

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 11, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 11, 2008.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ William C. Blake William C. Blake	Director

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

Signature	Title

By /s/ Sally G. Narodick Sally G. Narodick	Director

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation (1)
3.2		Amended and Restated Bylaws (8)
4.1		Form of Common Stock Purchase Warrants due June 21, 2009 (14)
4.2		Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee (and Form of 3.0% Convertible Senior Subordinated Note included as Exhibit A to the Indenture) (12)
10	.0*	1999 Stock Option Plan (32)
10	.1*	2000 Non-Executive Employee Stock Option Plan (5)
10	.2*	2001 Employee Stock Purchase Plan (11)
10	.3*	2003 Stock Option Plan (2)
10	.4*	2004 Long-Term Equity Compensation Plan (13)
10	.5*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan (18)
10	.6*	2006 Long-Term Equity Compensation Plan (30)
10	.7*	Form of Officer Non-Qualified Stock Option Agreement (19)
10	.8*	Form of Officer Incentive Stock Option Agreement (19)
10	.9*	Form of Director Stock Option Agreement (19)
10	.10*	Form of Director Stock Option Agreement, immediate vesting (19)
10	.11*	Form of Employee Restricted Stock Agreement, current form (35)
10	.12*	Form of Director Restricted Stock Agreement (1)
10	.13*	2005 Executive Bonus Plan (17)
10	.14*	Cray 2006 Bonus Plan (9)
10	.15*	Cray 2007 Cash Incentive Plan (8)
10	.16*	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005 (16)
10	.17*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005 (23)
10	.18*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005 (24)
10	.19*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees (10)
10	.20*	Executive Severance Policy, as amended (21)
10	.21*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005 (26)
10	.22*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005 (26)
10	.23*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005 (26)
10	.24*	Summary sheet setting forth amended compensation arrangements for non-employee Directors (27)
10.25		Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (6)
10.26		Fourth Amendment to the Lease between Merrill Place LLC and the Company, dated as of October 31, 2005 (22)
10.27		FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.28		Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)
10.29		Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.30		Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)

Exhibit
Number	Description

10.31	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008 (33)
10.32	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000 (7)
10.33	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003 (3)
10.34	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000 (4)
10.35	Amendment No. 2, dated as of March, 30, 2007, to the Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000 (34)
10.36	Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated May 31, 2005 (20)
10.37	Amendment No. One to the Senior Secured Credit Agreement among the Company, Cray Federal Inc. and Wells Fargo Foothill, Inc., dated November 9, 2005 (25)
10.38	Amendment Number Two to Senior Secured Credit Agreement, dated as of March 14, 2006, among Wells Fargo Foothill, Inc., the Company and Cray Federal Inc. (28)
10.39	Amendment Number Three to Senior Secured Credit Agreement, dated as of July 12, 2006, among Wells Fargo Foothill, Inc., the Company. and Cray Federal Inc. (31)
10.40	Credit Agreement, dated as of December 29, 2006, between Wells Fargo Bank, National Association and the Company (29)
10.41	First Amendment, dated January 31, 2007, to Credit Agreement between Wells Fargo Bank, National Association and the Company (35)
10.42	Second Amendment, effective December 31, 2007, to Credit Agreement between Wells Fargo Bank, National Association, and the Company (36)
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm
24.1	Power of Attorney for directors and officers (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 8, 2006.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 4, 2006.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2004.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(14)	Incorporated by reference to the Registration Statement, as filed with the Commission on March 30, 2001.

(15)	[Reserved]

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), filed on April 6, 2004.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 1, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 15, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 16, 2005.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 17, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007.

(30)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 9, 2006.

(32)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-57970, as filed with the Commission on March 30, 2001.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2007.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2006 on March 9, 2007.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2008.

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$120,539	$115,328
Restricted cash	10,000	25,000
Short-term investments, available for sale	48,582	—
Accounts receivable, net	23,635	44,790
Inventory	55,608	58,798
Prepaid expenses and other current assets	4,120	2,156

Total current assets	262,484	246,072
Property and equipment, net	17,044	21,564
Service inventory, net	2,986	4,292
Goodwill	65,411	57,138
Deferred tax asset	512	722
Intangible assets, net	1,181	1,404
Other non-current assets	6,284	6,311

TOTAL ASSETS	$355,902	$337,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,148	$22,450
Accrued payroll and related expenses	12,023	17,411
Advance research and development payments	29,669	21,518
Other accrued liabilities	7,488	5,121
Deferred revenue	48,317	43,248

Total current liabilities	111,645	109,748
Long-term deferred revenue	11,745	2,475
Other non-current liabilities	4,310	3,906
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	207,700	196,129

Commitments and Contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 32,638,415 and 32,236,888 shares, respectively	513,196	507,356
Accumulated other comprehensive income	13,562	6,855
Accumulated deficit	(378,556)	(372,837)

TOTAL SHAREHOLDERS’ EQUITY	148,202	141,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$355,902	$337,503

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenue:
Product	$133,455	$162,795	$152,098
Service	52,698	58,222	48,953

Total revenue	186,153	221,017	201,051

Cost of revenue:
Cost of product revenue	89,475	124,728	139,518
Cost of service revenue	31,247	32,466	29,032

Total cost of revenue	120,722	157,194	168,550

Gross margin	65,431	63,823	32,501
Operating expenses:
Research and development, net	37,883	29,042	41,711
Sales and marketing	22,137	21,977	25,808
General and administrative	14,956	18,785	16,145
Restructuring, severance and impairment	(48)	1,251	9,750

Total operating expenses	74,928	71,055	93,414

Loss from operations	(9,497)	(7,232)	(60,913)
Other income (expense), net	1,112	(2,141)	(1,421)
Interest income (expense), net	3,840	(2,095)	(3,462)

Loss before income taxes	(4,545)	(11,468)	(65,796)
Income tax benefit (expense)	(1,174)	(602)	1,488

Net loss	$(5,719)	$(12,070)	$(64,308)

Basic and diluted net loss per common share	$(0.18)	$(0.53)	$(2.91)

Basic and diluted weighted average shares outstanding	31,892	22,849	22,125

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
	and Additional		Exchangeable			Accumulated
	Paid In Capital		Shares			Other
	Number		Number		Deferred	Comprehensive	Accumulated		Comprehensive
	of Shares	Amount	of Shares	Amount	Compensation	Income	Deficit	Total	Income (Loss)

BALANCE, December 31, 2004	21,837	$413,911	144	$4,173	$(4,220)	$4,560	$(296,459)	$121,965
Exchangeable shares converted into common shares	124	3,597	(124)	(3,597)	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	200	1,211	—	—	—	—	—	1,211	—
Exercise of stock options	22	138	—	—	—	—	—	138	—
Issuance of shares under Company 401(k) Plan match	52	770	—	—	—	—	—	770	—
Warrants issued in connection with financing	—	219	—	—	—	—	—	219	—
Restricted shares issued for compensation	491	2,881	—	—	(2,881)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,106	—	—	4,106	—
Reversal of deferred compensation for stock options due to employee terminations	—	(116)	—	—	116	—	—	—	—
Common shares issued in exchange for lease amendment	17	80	—	—	—	—	—	80	—
Other comprehensive income:
Reclassification adjustment for available-for-sale realized losses included in net loss	—	—	—	—	—	24	—	24	24
Currency translation adjustment	—	—	—	—	68	1,674	—	1,742	1,674
Net loss	—	—	—	—	—	—	(64,308)	(64,308)	(64,308)

BALANCE, December 31, 2005	22,743	422,691	20	576	(2,811)	6,258	(360,767)	65,947	$(62,610)

Common stock offering, less issuance costs	8,625	81,250	—	—	—	—	—	81,250	—
Exchangeable shares converted into common shares	20	576	(20)	(576)	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	64	532	—	—	—	—	—	532	—
Exercise of stock options	382	2,625	—	—	—	—	—	2,625	—
Issuance of shares under Company 401(k) Plan match	48	394	—	—	—	—	—	394	—
Restricted shares issued for compensation	355		—	—	—	—	—	—	—
Reclassification of deferred compensation to additional paid in capital upon adoption of FAS 123R		(2,811)	—	—	2,811	—	—	—	—
Share-based compensation	—	2,099	—	—		—	—	2,099	—
Other comprehensive income:
Currency translation adjustment	—	—	—	—		597	—	597	597
Net loss	—	—	—	—	—	—	(12,070)	(12,070)	(12,070)

BALANCE, December 31, 2006	32,237	507,356	—	—	—	6,855	(372,837)	141,374	$(11,473)

Issuance of shares under Employee Stock Purchase Plan	60	453	—	—	—	—	—	453	—
Exercise of stock options	163	1,273	—	—	—	—	—	1,273	—
Issuance of shares under Company 401(k) Plan match	95	925	—	—	—	—	—	925	—
Restricted shares issued for compensation	58	—	—	—	—	—	—	—	—
Exercise of stock warrant	25	—	—	—	—	—	—	—	—
Share-based compensation	—	3,189	—	—	—	—	—	3,189	—
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	54	—	54	54
Currency translation adjustment	—	—	—	—	—	7,952	—	7,952	7,952
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(1,299)	—	(1,299)	(1,299)
Net loss	—	—	—	—	—	—	(5,719)	(5,719)	(5,719)

BALANCE, December 31, 2007	32,638	$513,196	—	$—	$—	$13,562	$(378,556)	$148,202	$988

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities:
Net loss	$(5,719)	$(12,070)	$(64,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,359	16,181	19,578
Share-based compensation expense	3,189	2,099	4,106
Inventory write-down	727	1,644	5,751
Impairment of core technology intangible asset	—	—	4,912
Amortization of issuance costs, convertible notes payable and line of credit	688	1,644	1,008
Deferred income taxes	210	(124)	(2,260)
Other	—	—	80
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts receivable	19,725	10,305	(21,623)
Inventory	(2,221)	2,410	(10,628)
Prepaid expenses and other assets	(2,697)	337	3,908
Service inventory	—	—	141
Accounts payable	(8,531)	7,562	(8,422)
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	6,642	23,720	833
Other non-current liabilities	(665)	36	473
Deferred revenue	13,943	(41,136)	29,746

Net cash provided by (used in) operating activities	38,650	12,608	(36,705)
Investing activities:
Sales/maturities of short-term investments	27,894	—	44,437
Purchases of short-term investments	(75,552)	—	(10,161)
Proceeds from sale of investment	—	239	—
(Increase) decrease in restricted cash	15,000	(25,000)	11,437
Purchases of property and equipment	(2,768)	(2,611)	(3,982)

Net cash provided by (used in) investing activities	(35,426)	(27,372)	41,731
Financing activities:
Sale of common stock, net of issuance costs	—	81,250	—
Proceeds from issuance of common stock through employee stock purchase plan	453	532	1,211
Proceeds from exercise of options	1,273	2,625	138
Convertible notes payable and line of credit issuance costs	—	(375)	(755)
Principal payments on capital leases	(31)	(123)	(731)

Net cash provided by (used in) financing activities	1,695	83,909	(137)
Effect of foreign exchange rate changes on cash and cash equivalents	292	157	(595)

Net increase in cash and cash equivalents	5,211	69,302	4,294
Cash and cash equivalents
Beginning of period	115,328	46,026	41,732

End of period	$120,539	$115,328	$46,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,414	$3,329	$2,972
Cash paid for income taxes	964	279	312
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$4,684	$4,860	$8,703
Shares issued for 401(k) match	925	394	770
Warrants issued in connection with line of credit arrangement	—	—	219

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Cray Inc. (“Cray” or the “Company”) designs, develops, manufactures, markets and services high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.

In 2007, the Company incurred a net loss of $5.7 million but generated $38.7 million in cash from operating activities. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2008 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. As of December 31, 2007, the Company has pledged cash, cash equivalents and other securities valued at $10 million as required by its line of credit agreement, as described in Note 14 — Convertible Notes Payable and Lines of Credit.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments

Investments generally mature between three months and two years from the purchase date. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities are readily convertible into cash which could be used in current operations. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; as such, unrealized gains and losses are reflected in “Accumulated Other Comprehensive Income,” unless losses are considered other than temporary, in such case, losses would be included in results of operations.

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

Accounts Receivable

Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government reimbursed research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of customer account balances past due ninety days from the date of invoicing. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer. The Company had no pledges nor any restrictions on its accounts receivable balances at December 31, 2007.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its short-term investments to fair value with any unrecognized gains or losses recorded as a component of “Accumulated Other Comprehensive Income” and thus the carrying value equals fair value. The fair value of convertible notes payable is based on quoted market prices. The Company’s convertible notes payable are traded in a market with low liquidity and are therefore subject to price volatility. As of December 31, 2007 and 2006, the fair value of these convertible notes payable was approximately $71.5 million and $77 million, respectively, compared to their carrying value of $80 million.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are valued at cost (on a first-in, first-out basis) which is not in excess of estimated current market prices. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense. The Company had no pledges nor any restrictions on any inventory balances at December 31, 2007.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight to 25 years for buildings and land improvements. Equipment under capital lease is amortized over the lesser of the lease term or its estimated useful life. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use is capitalized and depreciated over their estimated useful lives, generally four years. The Company had no pledges nor any restrictions on any of its net property and equipment balance at December 31, 2007.

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company may capitalize certain costs associated with the implementation of software developed for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized no such costs in 2007 or 2006.

Service Inventory

Service inventory is valued at the lower of cost or estimated market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years). The Company had no pledges nor any restrictions on any service inventory balances at December 31, 2007.

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

The Company previously capitalized certain external legal costs incurred for patent filings. The Company begins amortization of these costs as each patent is awarded. Patents are amortized over their estimated useful lives (generally five years). The Company performs periodic review of its capitalized patent costs to ensure that the patents have continuing value to the Company.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of intangible assets was recorded during 2007 and 2006. The Company wrote off the unamortized balance of its core technology intangible asset acquired in its OctigaBay acquisition of $4.9 million which is included in “Restructuring, Severance and Impairment” in the accompanying 2005 Consolidated Statements of Operations.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, the Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to customers, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. The Company records revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for multiple-element arrangements and major categories of revenue.

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

If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described below under our product or service revenue recognition policies. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocates a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.

Products.  The Company recognizes revenue from product sales upon customer acceptance of the system, when no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance exist, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from these arrangements was included in Product Revenue on our accompanying Consolidated Statements of Operations in 2007, 2006 and 2005. Funding under DARPA Phase III, however, is reflected as reimbursed research and development expense, and as such is deducted to arrive at net research and development expenses as recorded on the Consolidated Statements of Operations for 2007 and the fourth quarter of 2006.

As of December 31, 2006, cumulative losses on the Red Storm contract totaled $15.3 million, which included a $7.7 million charge in 2005. During 2007, the Company entered into an amendment of the Red Storm contract which increased the hardware deliverables and increased amounts due to be received by the Company. As a result of this amendment, the cumulative loss on the Red Storm contract increased to $15.5 million with the $200,000 increase charged to “Cost of Product Revenue” in 2007 on the accompanying Consolidated Statements of Operations. The Company expects to deliver the final hardware deliverables in the second half of 2008. As of December 31, 2007 and 2006, the balance in the Red Storm loss contract accrual was $1.3 million and $157,000, respectively, and is included in “Other Accrued Liabilities” on the accompanying Consolidated Balance Sheets.

Services.  Maintenance services may be provided under separate maintenance contracts with the Company’s customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. The Company allocates a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue for the maintenance of computers is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. The Company considers fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from Cray Technical Services is recognized as the services are rendered.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated Other Comprehensive Income (Loss),” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations. Aggregate transaction gains included in net loss were $844,000 in 2007 compared to aggregate transaction losses included in net loss of $1.8 million and $1.4 million in 2006 and 2005, respectively.

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

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized as an offset to research and development expenses as performance is estimated to be completed and is measured as milestone achievements or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.

The Company does not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and as such, there may be periods in which research and development costs are expensed as

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement. As of December 31, 2007 and 2006, the Company had advance payment liabilities (milestones billed in advance of amounts recognized) under co-funded research and development arrangements of $29.7 million and $21.5 million, respectively.

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

The Company accounts for uncertain income tax positions in accordance with FAS interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Share-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment (“FAS 123R”). Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period), and no performance or service conditions, other than continued employment. The Company amortizes stock compensation cost ratably over the requisite service period.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of unvested restricted stock grants is based on the price of a share of the Company’s common stock on the date of grant. In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.4%	4.5%	4.1%
Expected dividend yield	0%	0%	0%
Volatility	72%	73%	85%
Expected life	4.0 years	4.0 years	4.6 years
Weighted average Black-Scholes value of options granted	$5.09	$6.00	$5.44

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. For the years ended December 31, 2007 and 2006, the expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs, which approximates historical exercise practices; for most options, 25% vest after one year with the balance vesting monthly over the subsequent three years. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the years ended December 31, 2007 and 2006 was 9.6% and 10%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

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

If compensation cost for the Company’s stock option plans and its ESPP had been determined based on the fair value at the grant dates for awards under those plans in accordance with a fair value based method of FAS 123, the Company’s net loss and net loss per common share for the year ended December 31, 2005 would have been the pro forma amounts indicated below (in thousands). For purposes of this pro forma disclosure, the value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

2005

Net loss, as reported	$(64,308)
Add:
Stock-based employee compensation included in reported net loss, net of related tax effects	4,106
Less:
Amortized stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,524)

Pro forma net loss	$(90,726)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of pro forma stock-based employee compensation expense increased significantly in 2005 due to the actions taken to accelerate vesting, as described in Note 15 — Shareholders’ Equity — Stock Option Plans.

Pro forma basic and diluted net loss per common share for the year ended December 31, 2005 is as follows:

2005

Basic and diluted net loss per common share:
As reported	$(2.91)
Pro forma	$(4.10)

Shipping and Handling Costs

Costs related to shipping and handling are included in “Cost of Product Revenue” and “Cost of Service Revenue” on the accompanying Consolidated Statements of Operations.

Advertising Costs

Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $633,000, $871,000 and $697,000 in 2007, 2006 and 2005, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes. For the years ended December 31, 2007, 2006 and 2005, outstanding stock options, unvested restricted stock, warrants, and shares issuable upon conversion of the convertible notes are antidilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive securities of 10.7 million, 11.7 million and 12.1 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2007, 2006 and 2005, respectively, because they are antidilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of shareholders’ equity, consisted of the following at December 31 (in thousands):

	2007	2006	2005

Accumulated unrealized net gain on available-for-sale investments	$54	$—	$—
Accumulated unrealized net loss on cash flow hedges	(1,299)	—	—
Accumulated currency translation adjustment	14,807	6,855	6,258

Accumulated other comprehensive income	$13,562	$6,855	$6,258

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for nonfinancial assets and liabilities which has been delayed until after November 15, 2008. The Company does not expect the adoption of FAS 157 to have a significant impact on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a significant impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial results.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 provides income statement classification and related disclosure guidance for participants in a collaborative arrangement. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial results.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of FAS 160 to have a material impact on its financial results.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

NOTE 3	SHORT-TERM INVESTMENTS

As of December 31, 2006, the Company held no short-term investments. As of December 31, 2007, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

Corporate notes and bonds	$43,364	$46	$(5)	$43,405
Asset-backed securities	5,164	13	—	5,177

Total short-term investments	$48,528	$59	$(5)	$48,582

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any realized gains (losses) for the year ended December 31, 2007 were not significant. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of December 31, 2007, the Company had no auction rate securities in its short-term investments.

Contractual maturities for short-term investments at December 31, 2007 are as follows (in thousands):

2008	$39,684
2009	3,722
2010	2,184
2011	2,992

$48,582

NOTE 4	ACCOUNTS RECEIVABLE, NET

Net accounts receivable consisted of the following at December 31 (in thousands):

	2007	2006

Trade accounts receivable	$11,569	$39,766
Unbilled receivables	5,627	4,045
Advance billings	6,538	1,078

	23,734	44,889
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$23,635	$44,790

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2007 and 2006, accounts receivable included $9.7 million and $34.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $5.6 million and $4.0 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. Additionally, as of December 31, 2007, accounts receivable included $4.1 million due from another customer.

NOTE 5	INVENTORY

A summary of inventory is as follows (in thousands):

	December 31,
	2007	2006

Components and subassemblies	$20,814	$22,536
Work in process	15,839	15,310
Finished goods	18,955	20,952

	$55,608	$58,798

As of December 31, 2007 and 2006, $19.0 million and $17.7 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2007, two customers accounted for $13.3 million of finished goods inventory. As of December 31, 2006, one customer accounted for $16.4 million of finished goods inventory. Revenue for 2007, 2006 and 2005 includes $200,000, $256,000 and $2.1 million, respectively,

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the sale of refurbished inventory recorded at a zero cost basis. In 2005, the amount consisted mainly of the sale of a refurbished Cray T3E supercomputer, one of the Company’s legacy systems.

During 2007, the Company wrote off $727,000 of inventory, primarily related to inventory on the Cray XT3 product line. During 2006, the Company wrote off $1.6 million of inventory, primarily related to inventory on the Cray XT3 product line. During 2005, the Company wrote off $5.8 million of inventory, primarily related to the Cray X1E and Cray XD1 product lines.

NOTE 6	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows (in thousands):

	December 31,
	2007	2006

Land	$131	$131
Buildings	10,022	9,965
Furniture and equipment	12,232	14,753
Computer equipment	76,634	73,825
Leasehold improvements	2,959	3,060

	101,978	101,734
Accumulated depreciation and amortization	(84,934)	(80,170)

Property and equipment, net	$17,044	$21,564

Depreciation expense for 2007, 2006 and 2005 was $11.2 million, $16.1 million and $17.9 million, respectively.

NOTE 7	SERVICE INVENTORY, NET

A summary of service inventory is as follows (in thousands):

	December 31,
	2007	2006

Service inventory	$28,890	$28,797
Accumulated depreciation	(25,904)	(24,505)

Service inventory, net	$2,986	$4,292

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

The following table provides information about activity in goodwill for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006

Goodwill, at January 1	$57,138	$56,839
Foreign currency translation adjustments	8,273	299

Goodwill, at December 31	$65,411	$57,138

Intangible assets as of December 31, 2007 and 2006 consisted of net capitalized patent costs of $1.2 million and $1.4 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for 2007, 2006 and 2005 was $223,000, $101,000 and $1.6 million, respectively. Amortization decreased significantly for the year ended December 31, 2006 as, in December 2005, the Company wrote off its core technology intangible asset arising from its 2004 acquisition of OctigaBay Systems Corporation.

NOTE 9	DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2007	2006

Deferred product revenue	$28,592	$26,993
Deferred service revenue	31,470	18,730

Total deferred revenue	60,062	45,723
Less long-term deferred revenue	(11,745)	(2,475)

Deferred revenue in current liabilities	$48,317	$43,248

At December 31, 2007, two customers accounted for 51% of total deferred revenue. At December 31, 2006, two customers accounted for 45% of total deferred revenue.

NOTE 10	RESTRUCTURING AND SEVERANCE CHARGES

During 2007, the Company did not have any restructuring actions. Activity during 2007 included payments of previously announced actions and an adjustment to amounts previously estimated of $48,000.

During 2006, the Company recognized net restructuring charges of $1.3 million, which is included in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, all of which originated from actions arising during 2005. There were no new actions taken during 2006.

During 2005, the Company recognized restructuring charges of $4.8 million, which is included in “Restructuring, Severance and Impairment” on the accompanying Consolidated Statements of Operations, net of adjustments for previously accrued amounts. These restructuring charges were the result of two actions taken during 2005.

Activity related to the Company’s restructuring liability during the years ended December 31 is as follows (in thousands):

	2007	2006	2005

Balance, January 1	$1,063	$3,582	$4,690
Additional restructuring charge	—	1,284	5,092
Payments	(665)	(3,849)	(5,724)
Adjustments to previously accrued amounts	(48)	(33)	(255)
Foreign currency translation adjustment	11	79	(221)

Total restructuring and severance liability, December 31	361	1,063	3,582
Less long-term restructuring and severance liability	(203)	—	(362)

Current restructuring and severance liability	$158	$1,063	$3,220

The current restructuring and severance liability is included in “Accrued Payroll and Related Expenses” and the long-term restructuring and severance liability is included in “Other Non-current Liabilities” on the accompanying Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	FOREIGN CURRENCY DERIVATIVES

In order to reduce the impact of foreign currency exchange rate risk related to certain sales contracts, the Company has entered into foreign exchange forward contracts. As of December 31, 2007, the outstanding notional amounts were approximately: 11.8 million British pound sterling, 8 million euro and 36 million Norwegian kroner. The Company will receive approximately $41.0 million upon settlement of these foreign exchange forward contracts. As of December 31, 2007, all of these forward contracts have been designated as cash flow hedges, with the fair value of a net loss of $823,000 recorded as a component of “Accumulated Other Comprehensive Income” in the accompanying Consolidated Balance Sheets. During 2007, a forward contract designated as a cash flow hedge was settled. The amount reclassified from Accumulated Other Comprehensive Income was a $1,029,000 reduction to revenue. The Company recognized a gain of approximately $369,000 in 2007 on the change in fair value of a forward contract between its inception and its designation as a cash flow hedge, which is included in “Other Income (Expense), net” in the accompanying Consolidated Statements of Operations. As of December 31, 2007, the Company has recorded approximately $1.3 million of net foreign exchange losses in “Accumulated Other Comprehensive Income,” which is expected to be reclassified into earnings during 2008 as associated product revenue is recognized.

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company has recorded rent expense under leases for buildings or office space accounted for as operating leases in 2007, 2006 and 2005 of $3.5 million, $3.5 million and $4.1 million, respectively.

Minimum contractual commitments as of December 31, 2007, were as follows (in thousands):

	Operating	Development
	Leases	Agreements

2008	$2,798	$22,793
2009	1,106	4,137
2010	519	2,110
2011	430	—
2012	244	—
Thereafter	1,153	—

Minimum contractual commitments	$6,250	$29,040

The above table excludes principal and interest due on the convertible notes payable described in Note 14 — Convertible Notes Payable and Lines of Credit. In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2007, 2006 and 2005, the Company incurred $17.0 million, $23.9 million and $20.3 million, respectively, for such arrangements.

Litigation

As of December 31, 2007, the Company had no material pending litigation.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters with certainty, the Company’s management does not believe that the disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13	INCOME TAXES

Under FAS 109, Accounting for Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $292.0 million, of which approximately $21.0 million related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes and foreign net operating loss carryforwards of approximately $27.0 million. As of December 31, 2007, the Company had gross federal research and experimentation tax credit carryforwards of approximately $13.2 million. The federal net operating loss carryforwards, if not utilized, will expire from 2010 through 2027, and research and development tax credits will expire from 2008 through 2027, if not utilized. Generally, the Company’s foreign net operating losses can be carried forward indefinitely. Utilization of the Company’s federal net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.

Loss before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States	$(7,658)	$(10,550)	$(63,304)
International	3,113	(918)	(2,492)

Total	$(4,545)	$(11,468)	$(65,796)

The provision (benefit) for income taxes related to operations consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current provision:
Federal	$—	$—	$—
State	35	109	128
Foreign	929	617	644

Total current provision	964	726	772
Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	210	(124)	(2,260)

Total deferred provision (benefit)	210	(124)	(2,260)

Total provision (benefit) for income taxes	$1,174	$602	$(1,488)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the federal statutory income tax rate to the Company’s effective tax rate:

	2007	2006	2005

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.3)	(3.6)	(3.1)
Foreign income taxes	(0.3)	5.0	1.0
Deemed dividends for U.S. income tax purposes	23.7	4.5	0.9
Meals and entertainment expense	2.2	1.3	0.2
Nondeductible expenses	3.1	2.4	0.4
Research and development tax credit	(17.5)	(7.6)	(2.1)
Other	0.3	(4.5)	(0.4)
Effect of change in valuation allowance on deferred tax assets	55.6	42.7	35.8

Effective income tax rate	25.8%	5.2%	(2.3)%

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Current:
Deferred Income Tax Assets
Inventory	$2,421	$2,610
Accrued compensation	2,741	4,292
Deferred service revenue	1,369	815

Gross current deferred tax assets	6,531	7,717
Valuation allowance	(6,531)	(7,717)

Net current deferred tax assets	$0	$0

Long-Term:
Deferred Income Tax Assets:
Property and equipment	2,625	455
Research and experimentation credit carryforwards	13,209	12,587
Net operating loss carryforwards	118,056	117,454
Accrued restructuring charge	—	240
Other	2,853	518

Gross long-term deferred tax assets	136,743	131,254
Valuation allowance	(134,259)	(130,532)

Net long-term deferred tax assets	2,484	722

Deferred Income Tax Liabilities:
Amortization	(637)	—
Other	(1,335)	—

Net long-term deferred tax liabilities	(1,972)	—

Net long-term deferred tax asset	$512	$722

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance on deferred tax assets for the years ended December 31, 2007, 2006 and 2005 increased $2.5 million, $3.8 million and $29.6 million, respectively.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no financial statement impact from the adoption of FIN 48. As of December 31, 2007, the Company had recorded approximately $990,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions, which is included in “Other Non-current Liabilities” in the accompanying Consolidated Balance Sheets. Recognition of these income tax benefits would affect the Company’s effective income tax rate.

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits during the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$480
Increase related to current year income tax positions	510

Balance at December 31, 2007	$990

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Canada, Korea, the United Kingdom and the United States and is subject to income tax examination in those jurisdictions with respect to any year that an examination is not barred pursuant to the application of the applicable statute of limitations. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2007, 2006 and 2005.

NOTE 14  CONVERTIBLE NOTES PAYABLE AND LINES OF CREDIT

In December 2004, the Company issued $80 million aggregate principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024.

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

Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of December 31, 2007, 2006 and 2005, none of the conditions for conversion of the Notes were satisfied.

The Company may, at its option, redeem all or a portion of the Notes for cash at any time beginning on December 1, 2007, and prior to December 1, 2009, at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest plus a make whole premium of $150.00 per $1,000 principal amount of Notes, less the amount of any interest actually paid or accrued and unpaid on the Notes prior to the redemption date, if the closing sale price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in the 30-trading day period ending on the trading day prior to the date of mailing of the redemption notice. On or after December 1, 2009, the Company may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders may require the Company to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014, and December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes.

In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest method to interest expense over the five-year period from December 2004 through November 2009. A total of $688,000, $683,000 and $676,000, respectively, was amortized into interest expense during 2007, 2006 and 2005. As of December 31, 2007 and 2006, the unamortized balance of these costs was $1.3 million and $2.0 million, respectively, and is included in “Other non-current assets” on the accompanying Consolidated Balance Sheets.

Lines of Credit

In December 2007, the Company amended its existing Credit Agreement with Wells Fargo Bank, N.A. which reduced the total availability under the line of credit to $10.0 million from $25.0 million and extended the term of the agreement through June 2009. The Company’s requirement to maintain a pledged collateral account containing cash, cash equivalents and other securities valued at not less than the maximum amount allowed under the line of credit was reduced to $10.0 million. The Company receives all interest and other earnings on the collateral account, unless otherwise notified by the lender. In addition, the Company has covenants to maintain liquid assets with an aggregate fair market value of not less than $10.0 million. The Company designated $10.0 million of its cash as restricted at December 31, 2007. The Credit Agreement provides support for the Company’s existing letters of credit, the balance of which was $2.0 million as of December 31, 2007. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date. Therefore, the Company was eligible to use $8.0 million of the line of credit as of December 31, 2007.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 6, 2006, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 150 million to 300 million and also approved a one-for-four reverse stock split of the Company’s authorized and outstanding common stock. These concurrent approvals resulted in 75 million authorized shares of the Company’s common stock with a par value of $0.01 per share. The reverse stock split was effective with respect to shareholders of record at the opening of trading on June 8, 2006, and the Company’s common stock began trading as adjusted for the reverse stock split on that same day. As a result of the reverse stock split, each four shares of common stock were combined into one share of common stock and the total number of shares outstanding was reduced from approximately 92 million shares to approximately 23 million shares. The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the Consolidated Financial Statements and notes thereto, as well as throughout the rest of this Annual Report on Form 10-K for all periods presented.

Exchangeable Shares:  Shares of exchangeable stock were issued by one of the Company’s Nova Scotia subsidiaries in connection with the April 2004 acquisition of OctigaBay. As of December 31, 2007 and 2006, no exchangeable shares were outstanding.

Shareholder Warrants:  At December 31, 2007, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,284,852 shares of common stock at an exercise price of $10.12 per share. These warrants expire on June 21, 2009.

On February 27, 2007, a warrant for 50,000 shares of common stock was exercised, and the Company issued 25,194 shares in the net exercise transaction.

Restricted Stock:  During 2007, the Company issued an aggregate of 65,501 shares of restricted stock to certain directors, executives and managers. The Company will record approximately $492,000 in stock compensation expense for these issuances ratably over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. During 2006, the Company issued an aggregate of 354,993 shares of restricted stock to certain directors, executives and managers. The Company will record approximately $3.6 million in stock compensation expense for these issuances ratably over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. In 2005, the Company issued an aggregate of 491,250 shares of restricted stock to certain executives and managers. These shares became fully vested on June 30, 2007. The Company recorded a stock compensation expense of $2.9 million over the vesting period. As of December 31, 2007, $4.1 million of expense has been recognized as stock based compensation expense for these restricted stock issuances, and an aggregate of $2.7 million remains to be expensed over the respective vesting periods of the grants.

Stock Option Plans:  As of December 31, 2007, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator; however, options granted during 2005 were generally granted with full vesting on or before December 31, 2005, in order to avoid additional expense related to the options under the implementation of FAS 123R and to enhance short-term retention. Options to purchase shares expire no later than ten years after the date of grant.

On December 20, 2005, the Company announced a stock option repricing for certain outstanding options as of that date, the purpose of which was to reduce the number of new options needed for grant at the same time, since the Company had a limited number of shares available for such grant. A total of 318,565 options with original exercise prices from $14.52 to $34.12 per share were repriced to an exercise price of $5.96 per share (the market price of the Company’s common stock on that date), all of which were fully vested at the time of repricing. Per the requirements of FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, the stock option modification resulted in variable stock option accounting from the date of repricing until the end of the year; however, because the closing price of the Company’s common stock on December 31, 2005, was less than the re-grant price, no compensation expense was recorded.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the Company’s stock option activity and related information follows:

		Weighted
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2005	3,571,098	$20.64
Granted	1,278,567	8.56
Exercised	(22,295)	6.24
Canceled	(327,225)	16.60

Outstanding at December 31, 2005(a)	4,500,145	16.56

Granted	725,430	10.44
Exercised	(381,890)	6.87
Canceled	(976,270)	23.25

Outstanding at December 31, 2006	3,867,415	14.68

Granted	60,500	8.80
Exercised	(163,189)	7.80
Canceled	(435,928)	16.44

Outstanding at December 31, 2007	3,328,798	14.68	6.2 years	$200,000

Exercisable at December 31, 2007	2,767,801	15.56	5.6 years	$200,000

Available for grant at December 31, 2007	2,600,506

(a)	The weighted average exercise price of outstanding options at December 31, 2005 includes the impact of the 2005 repricing of 318,565 options, as described above.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2007 and

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $884,000 for the year ended December 31, 2007. Weighted average fair value of options granted during the year ended December 31, 2007 was $5.09 per share.

A summary of the Company’s unvested restricted stock grants and changes during the years ended December 31 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2005	0	$—
Granted during 2005	491,250	5.96

Outstanding at December 31, 2005	491,250	5.96
Granted during 2006	354,993	10.08

Outstanding at December 31, 2006	846,243	7.69
Granted during 2007	65,501	7.51
Forfeited during 2007	(7,900)	10.56
Vested during 2007	(527,638)	6.10

Outstanding at December 31, 2007	376,206	9.82

The aggregate fair value of restricted shares vested during 2007 was $4.1 million.

As of December 31, 2007, the Company had $6.0 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants, which is expected to be recognized over a weighted average period of 2.9 years.

Outstanding and exercisable options by price range as of December 31, 2007, are as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 – $ 4.00	83,779	7.6	$3.79	83,779	$3.79
$ 4.01 – $ 8.00	724,875	6.0	$6.30	685,634	$6.25
$ 8.01 – $10.00	236,146	6.0	$9.34	223,748	$9.37
$10.01 – $12.00	982,292	7.6	$10.70	477,934	$10.80
$12.01 – $14.00	193,206	6.5	$13.64	188,206	$13.68
$14.01 – $16.00	352,725	5.8	$14.84	352,725	$14.84
$16.01 – $32.00	449,599	3.9	$25.21	449,599	$25.21
$32.01 – $54.75	306,176	4.9	$39.17	306,176	$39.17

$ 0.00 – $54.75	3,328,798	6.2	$14.68	2,767,801	$15.56

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and unvested stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 30, 2007, 2006 and 2005.

	2007	2006	2005

Cost of product revenue	$86	$60	$—
Cost of service revenue	143	101	—
Research and development	1,085	386	3,444
Sales and marketing	422	334	579
General and administrative	1,453	1,218	83

Total share-based compensation expense	$3,189	$2,099	$4,106

Employee Stock Purchase Plan:  In 2001, the Company established an ESPP, which received shareholder approval in May 2002. The maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2007 and 2006, 587,302 and 526,710 shares, respectively, had been issued under the ESPP.

NOTE 16  BENEFIT PLANS

401(k) Plan

The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. Prior to 2005, the Company matched 25% of employee contributions each calendar year, comprised of a 12.5% match of employee contributions in cash within 45 days after each quarter and a 12.5% match determined annually by the Board of Directors and payable in cash and/or common stock of the Company. The Company eliminated its matching obligation as of June 30, 2005. However, the Company reinstated its match for 2006 at 6.25% of total employee contributions, which was satisfied in 2007 through issuance of common stock. The Company reinstituted its 25% match of employee contributions for 2007, comprised of a 12.5% match of employee contributions primarily in common stock within 45 days after each quarter and a 12.5% match determined annually by the Board of Directors and payable in cash and/or the Company’s common stock; the contributions for 2007 were paid in shares of the Company’s common stock plus cash for fractional shares. The Company’s 2007, 2006 and 2005 matching contribution expenses were $1.6 million, $347,000 and $795,000, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2007 and 2006, the Company recorded a liability of $2.2 million and $1.9 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $788,000 and $671,000, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company. The Company’s adoption of FAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” did not have a material impact on the financial position of the Company.

NOTE 17	SEGMENT INFORMATION

FAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker, as defined under FAS 131, is the Chief Executive Officer. During 2007, 2006 and 2005, Cray had one operating segment.

Product and service revenue and long-lived assets classified by significant country are as follows (in thousands):

		All
	United	Other
	States	Countries	Total

For the year ended December 31, 2007:
Product revenue	$83,704	$49,751	$133,455

Service revenue	$31,724	$20,974	$52,698

Long-lived assets	$35,012	$57,894	$92,906

For the year ended December 31, 2006:
Product revenue	$76,370	$86,425	$162,795

Service revenue	$37,979	$20,243	$58,222

Long-lived assets	$41,554	$49,155	$90,709

For the year ended December 31, 2005:
Product revenue	$104,274	$47,824	$152,098

Service revenue	$33,377	$15,576	$48,953

Long-lived assets	$50,464	$50,255	$100,719

Revenue attributed to foreign countries are derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $110.9 million, $105.4 million and $111.2 million in 2007, 2006 and 2005, respectively. In 2007, three customers accounted for an aggregate of approximately 58% of total revenue. In 2006, two customers accounted for an aggregate of approximately 33% of total revenue. In 2005, one customer contributed approximately 18% of total revenue. In 2007, revenue in the United Kingdom accounted for 24% of total revenue. In 2006, revenue in Korea accounted for 20% of total revenue, and revenue in the United Kingdom accounted for 15% of total revenue. No single foreign country accounted for more than 10% of the Company’s revenue in 2005.

Goodwill makes up a significant portion of the long-lived asset balances of the Company’s foreign subsidiaries. At December 31, 2007 and 2006, goodwill comprised $53.6 million and $45.4 million, respectively, or 93% and 92%, respectively, of foreign long-lived asset balances.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18	RESEARCH AND DEVELOPMENT

The details for the Company’s net research and development costs for the years ended December 31 are as follows (in thousands):

	December 31,
	2007	2006	2005

Gross research and development expenses	$90,090	$99,061	$96,257
Less: Amounts reimbursed or included in cost of product revenue	(52,207)	(70,019)	(54,546)

Net research and development expenses	$37,883	$29,042	$41,711

NOTE 19	INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 is as follows (in thousands):

	2007	2006	2005

Interest income	$7,046	$2,525	$741
Interest expense	(3,206)	(4,620)	(4,203)

Net interest income (expense)	$3,840	$(2,095)	$(3,462)

Interest income is earned by the Company on cash and cash equivalent and short-term investment balances.

Interest expense in 2007, 2006 and 2005 consisted of $2.4 million on the Notes in each year, $688,000, $1.6 million and $1.0 million, respectively, of noncash amortization of capitalized issuance costs, and $13,000, $390,000 and $765,000, respectively, of interest and fees on the line of credit.

NOTE 20	RELATED PARTY TRANSACTION

In September 2007, the Company entered into a porting and software reseller agreement with Interactive Supercomputing Inc. (“ISC”). The Chief Executive Officer of ISC is a director of the Company. Under the terms of the agreement, the Company made payments to ISC of $100,000 in 2007 and $100,000 in February 2008 for software licenses and services. The Audit Committee of the Board of Directors reviewed and approved the terms of this agreement prior to its execution.

NOTE 21	QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2007. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. Certain 2006 quarterly reclassifications have been made to conform to the 2007 presentation.

The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. Our operating results are subject to quarterly fluctuations as a result of a number of factors.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	2007				2006
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$47,109	$26,625	$54,989	$57,430	$48,515	$38,513	$32,565	$101,424
Cost of revenue	31,575	15,887	32,840	40,420	34,370	26,000	21,169	75,655

Gross margin	15,534	10,738	22,149	17,010	14,145	12,513	11,396	25,769
Research and development, net	7,880	8,859	9,067	12,077	7,215	6,371	9,692	5,764
Sales and marketing	5,268	5,123	5,423	6,323	4,985	5,682	4,924	6,386
General and administrative	4,280	3,822	3,340	3,514	5,594	4,600	4,134	4,457
Restructuring, severance and impairment	10	—	—	(58)	738	549	3	(39)
Net income (loss)	(841)	(6,384)	5,101	(3,595)	(5,305)	(7,173)	(8,324)	8,732
Net income (loss) per common share, basic	$(0.03)	$(0.20)	$0.16	$(0.11)	$(0.24)	$(0.32)	$(0.37)	$0.36
Net income (loss) per common share, diluted	$(0.03)	$(0.20)	$0.16	$(0.11)	$(0.24)	$(0.32)	$(0.37)	$0.33

Diluted net income per common share for the third quarter of 2007 includes approximately 155,000 equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted. Diluted net income per common share for the fourth quarter of 2006 includes approximately 5 million equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted. Additionally, the Notes’ fourth quarter 2006 interest expense and issuance fee amortization of $770,000 has been added back to net income to determine diluted net income per common share under the if-converted method. These items are antidilutive in any period with an overall net loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cray Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for the years ended December 31, 2007, 2006, and 2005, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cray Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  PETERSON SULLIVAN PLLC

Seattle, Washington
March 7, 2008

Schedule II — Valuation and Qualifying Accounts
December 31, 2007
(In Thousands)

	Balance at				Balance at
	Beginning	Charge/(Benefit)			End of
Description	of Period	to Expense	Deductions		Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,439	$165	$(1,411	)(1)	$193

Warranty accrual	$—	$—	$—		$—

Year ended December 31, 2006:
Allowance for doubtful accounts	$193	$(17)	$(77	)(1)	$99

Warranty accrual	$—	$—	$—		$—

Year ended December 31, 2007:
Allowance for doubtful accounts	$99	$327	$(327	)(1)	$99

Warranty accrual	$—	$—	$—		$—

(1)	Represents uncollectible accounts written off, net of recoveries.