Form 10-Q
period 2008-03-31
CRAY INC
filed 2008-05-12
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                                          to
Commission File Number: 0-26820
CRAY INC.
(Exact name of registrant as specified in its charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	93-0962605 (I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600 Seattle, Washington (Address of Principal Executive Office)	98104-2860 (Zip Code)
Registrant’s Telephone Number, Including Area Code:
(206) 701-2000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑
     As of April 30, 2008, there were 32,949,700 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray X1E, Cray X2, Cray XT3, Cray XT4, Cray XT5, Cray XT5h and Cray XMT are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$112,722	$120,539
Restricted cash	10,000	10,000
Short-term investments, available-for-sale	24,599	48,582
Accounts receivable, net	40,728	23,635
Inventory	58,284	55,608
Prepaid expenses and other current assets	5,086	4,120

Total current assets	251,419	262,484

Property and equipment, net	15,233	17,044
Service inventory, net	2,742	2,986
Goodwill	63,464	65,411
Deferred tax asset	549	512
Intangible assets, net	1,147	1,181
Other non-current assets	6,262	6,284

TOTAL ASSETS	$340,816	$355,902

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,720	$14,148
Accrued payroll and related expenses	11,191	12,023
Advance research and development payments	21,296	29,669
Other accrued liabilities	7,515	7,488
Deferred revenue	56,122	48,317

Total current liabilities	108,844	111,645

Long-term deferred revenue	11,366	11,745
Other non-current liabilities	4,502	4,310
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	204,712	207,700

Commitments and Contingencies

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 32,892,497 and 32,638,415 shares, respectively	514,782	513,196
Accumulated other comprehensive income	10,510	13,562
Accumulated deficit	(389,188)	(378,556)

TOTAL SHAREHOLDERS’ EQUITY	136,104	148,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$340,816	$355,902

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Product	$10,690	$33,660
Service	15,438	13,449

Total revenue	26,128	47,109

Cost of revenue:
Cost of product revenue	6,412	23,577
Cost of service revenue	8,359	7,998

Total cost of revenue	14,771	31,575

Gross margin	11,357	15,534

Operating expenses:
Research and development, net	13,719	7,880
Sales and marketing	5,382	5,268
General and administrative	3,696	4,280
Restructuring and severance	—	10

Total operating expenses	22,797	17,438

Loss from operations	(11,440)	(1,904)

Other income, net	253	395
Interest income, net	837	1,033

Loss before income taxes	(10,350)	(476)
Provision for income taxes	(282)	(365)

Net loss	$(10,632)	$(841)

Basic and diluted loss per common share	$(0.33)	$(0.03)

Basic and diluted weighted average shares outstanding	32,371	31,484

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(10,632)	$(841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,857	3,317
Share-based compensation cost	573	1,022
Inventory write-down	85	148
Amortization of issuance costs on convertible notes payable	173	172
Deferred income taxes	(37)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(17,826)	18,857
Inventory	(3,010)	4,228
Prepaid expenses and other current assets	(1,000)	(1,218)
Other non-current assets	(156)	(38)
Accounts payable	(1,479)	(6,849)
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(8,456)	(8,262)
Other non-current liabilities	185	(434)
Deferred revenue	7,161	(3,760)

Net cash (used in) provided by operating activities	(31,562)	6,318

Investing activities:
Sales/maturities of short-term investments	25,851	—
Purchases of short-term investments	(1,673)	(31,362)
Purchases of property and equipment	(494)	(359)

Net cash provided by (used in) investing activities	23,684	(31,721)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	—	119
Proceeds from exercise of options	—	1,066
Principal payments on capital leases	—	(31)

Net cash provided by financing activities	—	1,154

Effect of foreign exchange rate changes on cash and cash equivalents	61	10

Net decrease in cash and cash equivalents	(7,817)	(24,239)

Cash and cash equivalents
Beginning of period	120,539	115,328

End of period	$112,722	$91,089

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$5

Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$249	$462
Stock issued for 401(k) match	$1,013	$337
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these Notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”).
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
     During the three months ended March 31, 2008, the Company incurred a net loss of $10.6 million and used $31.6 million of cash in operating activities. The Company had $142.6 million of working capital as of March 31, 2008. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.
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
Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and assessments of fair value, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Note 2 — New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 was adopted during the first quarter of 2008 and did not have any effect on the Company’s financial position or operating results.
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that FAS 161 will have on its consolidated financial statements.
Note 3 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional common shares issuable related to unvested restricted stock and the assumed exercise of stock options and of common stock purchase warrants as computed under the treasury stock method and the assumed issuance of common shares upon conversion of the outstanding convertible notes.
     For the three months ended March 31, 2008 and 2007, outstanding stock options, unvested restricted stock grants, warrants and shares issuable upon conversion of the convertible notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. Potentially dilutive securities of 10.7 million and 11.5 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the three-month periods ended March 31, 2008 and 2007, because they are antidilutive.
Note 4 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(10,632)	$(841)
Unrealized net gain on available-for-sale investments	76	17
Unrealized net gain (loss) on cash flow hedges	197	(288)
Foreign currency translation adjustment	(3,325)	328

Comprehensive loss	$(13,684)	$(784)

Note 5 — Fair Value Measurements
     Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company in the first quarter of 2008. The Company is evaluating the impact, if any, that adopting FAS 157 will have on its non-financial assets and liabilities.

     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
	Fair Value	Prices in	Other
	at	Active	Observable
	March 31,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$122,722	$122,722	$—
Short-term investments, available-for-sale	24,599	24,599	—

Assets measured at fair value at March 31, 2008	$147,321	$147,321	$—

Liabilities:
Foreign exchange forward contracts(1)	$706	$—	$706

Liabilities measured at fair value at March 31, 2008	$706	$—	$706

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
     As of March 31, 2008, the Company’s short-term investments consisted of corporate notes and bonds and asset-backed securities which are categorized as Level 1 in accordance with FAS 157. The fair values of cash, cash equivalents and restricted cash are determined through market, observable and corroborated sources.
     Short-term Investments
As of March 31, 2008, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
Corporate notes and bonds	$19,287	$106	$(8)	$19,385
Asset-backed securities	5,182	32	—	5,214

Total short-term investments	$24,469	$138	$(8)	$24,599

     No gains or losses were realized on sales of short-term investments for the three months ended March 31, 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of March 31, 2008 the Company had no auction rate securities in its short-term investments.
     Contractual maturities for short-term investments at March 31, 2008 were as follows (in thousands):

2008	$19,200
2009	5,399

$24,599

     Foreign Currency Derivatives
     As of March 31, 2008, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies (British pound sterling, Euro and Norwegian Kroner).

These contracts hedge foreign currency exposure of approximately $37.2 million. The associated cash receipts are expected to be received in 2008 and 2009.
     As of March 31, 2008 and December 31, 2007, the fair value of outstanding forward contracts totaled a loss of $706,000 and $823,000, respectively. During the three months ended March 31, 2008 and 2007, respectively, an unrecognized gain of $197,000 and an unrecognized loss of $288,000 on forward contracts was recorded to “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. In March 2008, the Company determined that a portion of its forward contract for Norwegian Kroner was not effective and therefore changes in fair value of 1.5 million Norwegian Kroner will be recorded in operations until such time as that portion of the forward contract is deemed effective. The charge to operations was not material in the first quarter of 2008. During the first quarter of 2007, prior to one of the forward contract’s designation as an effective cash flow hedge, the Company recorded a gain of approximately $370,000 to “Other income” on its Condensed Consolidated Statements of Operations.
Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Trade accounts receivable	$17,320	$11,569
Unbilled receivables	5,850	5,627
Advance billings	17,657	6,538

	40,827	23,734
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$40,728	$23,635

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.
     As of March 31, 2008 and December 31, 2007, accounts receivable included $17.8 million and $9.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $5.6 million was unbilled at each date, based upon contractual billing arrangements with these customers. As of March 31, 2008, accounts receivable included $4.6 million from one customer. As of December 31, 2007, accounts receivable included $4.1 million from another customer.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Components and subassemblies	$18,596	$20,814
Work in process	15,501	15,839
Finished goods	24,187	18,955

Total	$58,284	$55,608

     As of March 31, 2008 and December 31, 2007, $21.4 million and $19.0 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At March 31, 2008 and December 31, 2007, two customers accounted for $12.0 million and $13.3 million of finished goods inventory, respectively.
     During the three months ended March 31, 2008, the Company wrote off $85,000 of inventory, primarily related to scrap, excess or obsolete inventory of the Cray X1E product, which the Company has phased out. During the three months ended March 31, 2007, the Company wrote off $148,000 of inventory related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XD1 products.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Deferred product revenue	$37,479	$28,592
Deferred service revenue	30,009	31,470

Total deferred revenue	67,488	60,062
Less long-term deferred revenue	(11,366)	(11,745)

Deferred revenue in current liabilities	$56,122	$48,317

     As of March 31, 2008 , two customers accounted for 33% of total deferred revenue and as of December 31, 2007, two customers accounted for 51% of total deferred revenue.
Note 9 — Restructuring and Severance Charges
     Activity for both periods ended March 31, 2008 and 2007 relate to 2005 actions. There were no new restructuring actions taken during 2008 or 2007.
     Activity related to the Company’s restructuring and severance liability for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Balance, January 1	$361	$1,063
Payments	(32)	(285)
Adjustments to previously accrued amounts	—	10
Current period charges	—	—
Foreign currency translation adjustment	—	2

Total liability balance, March 31	329	790
Less long-term restructuring and severance liability	(171)	—

Current restructuring and severance liability	$158	$790

     The current portion of restructuring and severance liability is included within “Accrued payroll and related expenses” and the long-term restructuring and severance liability is included in “Other non-current liabilities” on the accompanying Condensed Consolidated Balance Sheets.
Note 10 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123R”).
     The fair value of unvested restricted stock grants is based on the price of a share of the Company’s common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employs the following key weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.4%	4.6%
Expected dividend yield	0%	0%
Volatility	69%	73%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$2.88	$6.78
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for the three month periods ended March 31, 2008 and 2007, was 5% and 10%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the share-based compensation cost resulting from stock options and unvested restricted stock grants that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of product revenue	$14	$27
Cost of service revenue	26	41
Research and development, net	221	342
Sales and marketing	81	137
General and administrative	231	475

Total	$573	$1,022

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2007	3,328,798	$14.68

Grants	55,000	5.40
Exercises	—	—
Cancellations	(114,997)	19.32

Outstanding at March 31, 2008	3,268,801	$14.36	6.2 years	$252,000

Exercisable at March 31, 2008	2,707,061	$15.31	5.6 years	$221,000

Available for grant at March 31, 2008	2,589,728

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes, based on the fair market value of the Company’s common stock. There were no options exercised during the three months ended March 31, 2008. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $680,000.
     For the three months ended March 31, 2008, 65,000 shares of unvested restricted stock were granted by the Company. As of March 31, 2008, unvested restricted shares totaled 441,206.
     As of March 31, 2008, the Company had $6.2 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants, which is expected to be recognized over a weighted average period of 2.8 years.
Note 11 — Taxes
     The Company recorded a tax provision of $282,000 and $365,000 for the three months ended March 31, 2008 and 2007, respectively. The expense recorded for both three-month periods was primarily related to foreign taxes payable. The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not. On March 3, 2008, Cray UK Limited, which is a wholly-owned subsidiary of the Company, received notice from HM Revenue & Customs, which is the equivalent of the Internal Revenue Service in the United Kingdom, of its intent to open an inquiry into Cray UK Limited’s 2005 and 2006 corporate income tax returns. At this time, it is not possible to determine the extent or the outcome of such inquiry.
Note 12 — Geographic Segment Information
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2008	2007	2008	2007	2008	2007
Three months ended March 31,
Product revenue	$9,783	$27,235	$907	$6,425	$10,690	$33,660
Service revenue	9,529	8,603	5,909	4,846	15,438	13,449

Total revenue	$19,312	$35,838	$6,816	$11,271	$26,128	$47,109

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $13.1 million for the three months ended March 31, 2008, compared to approximately $33.3 million for the three months ended March 31, 2007.
     There has been no material change in the balances of long-lived assets, except for the impact of foreign currency translation on goodwill.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements are set forth in the discussion under “Item 1A. Risk Factors” in Part II of this Report. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto in our 2007 Form 10-K and the Condensed Consolidated Financial Statements and accompanying Notes thereto in this Report.
Overview and Executive Summary
     We design, develop, manufacture, market and service high performance computing (“HPC”) systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.
     We believe we are well-positioned to meet the demanding needs of the high-end of the HPC market by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and system capabilities that enable our supercomputers to scale — that is, to continue to increase performance as they grow in size. In addition, we have demonstrated expertise in several processor technologies. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities.

     Summary of First Three Months of 2008 Results
     Total revenue for the first three months of 2008 decreased by $21.0 million or 45% compared to the first three months of 2007 principally due to the absence of any revenue recognized on quad-core Cray XT4 systems in the first quarter of 2008, offset in part by revenue recognized on a Cray XT5 h vector system and accessory products and higher service revenue.
     Loss from operations was $11.4 million for the first three months of 2008 compared to a loss from operations of $1.9 million for the same period in 2007 due to lower product sales and associated product gross margin and an increase in operating expenses, driven by higher net research and development.
     Net cash used by operations for the first three months of 2008 was $31.6 million compared to net cash provided by operations of $6.3 million for the first three months of 2007. Cash and cash equivalents, restricted cash and short-term investments totaled $147.3 million as of March 31, 2008 compared to $179.1 million as of December 31, 2007.
     Market Overview and Challenges
     In recent years the most significant trend in the HPC market has been the expansion and acceptance of low-bandwidth cluster systems using processors manufactured by Intel, AMD, IBM and others with commercially available commodity networking and other components throughout the HPC market, especially in capacity computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and vendors of such systems often put pricing pressure on us in competitive procurements, even at times in capability market procurements.
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
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale. We have demonstrated expertise in several processor technologies — vector processing, massively parallel processing, multithreading and co-processing with field programmable gate arrays, as well as high-speed, high bandwidth interconnect design, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger multi-core processors become available and as multiple processing technologies become integrated into single systems.
     To compete against cluster systems in the longer term, we need to continue to incorporate performance differentiation across our products. We provide significant performance differentiation with our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4, Cray XT5 and successor systems, along with our processor differentiated products such as the Cray XT5h system.
Our Goals and Strategy
     Our goals are to become the leading provider of supercomputers in the HPC markets that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:
     Gain Share in Our Core HPC Market. We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are primarily focused on the lower end of the HPC market where low-bandwidth cluster systems dominate. We plan to remain focused primarily on the high-end supercomputing segment of the HPC market.
     Extend Technology Leadership. We are an innovation driven company in a technology driven market. We plan to maintain a technology leadership position by investing in research and development and partnering with key suppliers as well as customers with interests strongly aligned with ours. We will rely in part on government funding for our research and development efforts. We intend to execute on our product roadmap, supporting multiple processing technologies within single, highly scalable systems.

     Expand Our Total Addressable Market. Over time, we intend to expand our addressable market by leveraging our technologies, customer base, Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the quad-core Cray XT4 system and the Cray XT5 family and our longer-term product roadmap are efforts to increase product revenue. While we expect that product revenue will increase significantly in 2008 over 2007, first quarter of 2008 product revenue was low, principally due to the lack of any quad-core Cray XT4 system revenue being recognized in the period due to supplier delays. We also plan to increase our Cray Technical Services offerings to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our total gross margin and our product gross margin for the first three months of 2008 were 43% and 40%, respectively, significant increases from the respective 2007 levels of 33% and 30%. Total gross margin for first quarter 2008 was favorably impacted by product mix across a low revenue level and a high margin, nonrecurring Cray Technical Services project that concluded in the first quarter of 2008. We need to continue to maintain and improve our product gross margins, which we believe is best achieved through product differentiation. We also monitor service margins and have been proactive in reducing service costs where possible.
     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of recognized co-funding for research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, likely will result in increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our operating expenses for the first three months of 2008 were approximately $5.4 million greater than the corresponding 2007 period, driven by higher net research and development expenses in 2008 due to lower amounts recognized from government co-funding arrangements, offset in part, by lower general and administrative expenses.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, accounting for loss contracts, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2007 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of March 31, 2008, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting on the Red Storm contract, estimates of proportional performance on co-funded engineering contracts, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and assessments of fair value, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
     Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.
     Goodwill
     Approximately 19% of our total assets as of March 31, 2008 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. in 2000 and our acquisition of OctigaBay Systems Corporation in 2004. We no longer amortize goodwill associated with these acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2008, and determined that our recorded goodwill was not impaired.
     The analysis of whether the fair value of recorded goodwill is impaired and the number and nature of our reporting units involves a substantial amount of judgment. Future charges related to the amounts recorded for goodwill could be material depending on future developments and changes in technology and our business.
     Accounting for Income Taxes
     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. In accordance with FAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our most recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.
     As of March 31, 2008, we had approximately $141.3 million of deferred tax assets, against which we provided a $140.8 million valuation allowance. Our net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.
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
     As of March 31, 2008, our estimate of cumulative loss on the Red Storm contract totaled $15.5 million, which was consistent with December 31, 2007. As of March 31, 2008 and December 31, 2007, the Red Storm loss contract accrual balance was $1.3 million and is included in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
     Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our systems, costs incurred to enhance and support existing features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government.
     Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly. Funding under DARPA Phase III is reflected as reimbursed research and development expense, and as such is deducted to arrive at net research and development expenses in our Condensed Consolidated Statements of Operations.
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
     New Accounting Pronouncements
     Effective January 1, 2008, we implemented FAS No. 157, Fair Value Measurement (“FAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, adopting FAS 157 will have on our non-financial assets and liabilities.
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was adopted during the first quarter of 2008 and did not have any effect on our financial position or operating results.
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that FAS 161 will have on our consolidated financial statements.
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three months ended March 31, 2008 and 2007 were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2008	2007
Product revenue	$10,690	$33,660
Less: Cost of product revenue	6,412	23,577

Product gross margin	$4,278	$10,083

Product gross margin percentage	40%	30%
Service revenue	$15,438	$13,449
Less: Cost of service revenue	8,359	7,998

Service gross margin	$7,079	$5,451

Service gross margin percentage	46%	41%
Total revenue	$26,128	$47,109
Less: Total cost of revenue	14,771	31,575

Total gross margin	$11,357	$15,534

Total gross margin percentage	43%	33%

Product Revenue
     Product revenue for the three months ended March 31, 2008, consisted of $10.7 million, primarily from a Cray XT5h vector system and other products. Product revenue for the three months ended March 31, 2007, consisted of $33.7 million, principally from Cray XT4 systems. There was no revenue recognized from the Red Storm development project in either period.
     For 2008, we anticipate that, while there is a wide range of potential outcomes, total revenue will be somewhat above $280 million, weighted very heavily toward the second half of the year. Among other variables, this outlook depends substantially on the acceptance of a petaflops (1,000 trillion floating point operations per second) supercomputer later in the year. The petaflops system is part of the 2006 $200 million Oak Ridge Leadership Computing Facility contract and the estimated value of the petaflops system portion, including multi-year maintenance services, is slightly less than half of the total contract value. We expect initial revenue from quad-core Cray XT4 systems in the second quarter of 2008 and Cray XT5 systems later in the year.
Service Revenue
     Service revenue for the three months ended March 31, 2008, was $15.4 million, a $2.0 million increase from the same period in 2007 primarily due to higher Cray Technical Services revenue, which was driven by a nonrecurring project which concluded in the first quarter.
     We expect that our overall service revenue will increase in 2008 from 2007 levels due to higher maintenance and Cray Technical Service revenue. While we expect our maintenance service revenue to stabilize over the next year, we may have periodic revenue and margin declines as our older, higher margin service contracts end. Our newer products will likely require less hardware maintenance and therefore generate less maintenance revenue than our historic vector systems.
Product Gross Margin
     Product gross margin improved 10 percentage points to 40% for the three-month period ended March 31, 2008, compared to the same period in 2007. The improvement in product gross margin was due to product mix across a small amount of transactions and included gross margin contribution from the Cray XT5h product line.
     For 2008, we expect overall product gross margin to be consistent with 2007 levels, with significant fluctuations on a quarter-to-quarter basis.

Service Gross Margin
     Service gross margin for the three month period ended March 31, 2008, increased 5 percentage points compared to the respective 2007 period primarily due to a high margin nonrecurring Cray Technical Services project. For 2008, we expect service gross margin to decrease somewhat from 2007 levels, although gross margin contribution should increase with an increase in Cray Technical Services revenue offset somewhat by additional costs associated with expanding our Cray Technical Services offerings.
Research and Development Expenses
     Our research and development expenses for the three months ended March 31, 2008 and 2007, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2008	2007
Gross research and development expenses	$22,092	$22,531
Less: Amounts included in cost of product revenue	—	(270)
Less: Reimbursed research and development (excludes amounts in revenue)	(8,373)	(14,381)

Net research and development expenses	$13,719	$7,880

Percentage of total revenue	53%	17%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phase III projects. Research and development expenses on the Red Storm project are reflected in our Condensed Consolidated Statements of Operations as cost of product revenue, and government co-funding on our other projects, including DARPA Phase III, is recorded in our Condensed Consolidated Statements of Operations as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended March 31, 2008, net research and development expenses increased as compared to the same period in 2007 due principally to lower amounts recognized from government co-funding and the end of government funding for our Cray XT5h vector system (formerly known as our BlackWidow system) in the fourth quarter of 2007.
     For 2008, we anticipate net research and development expenses to increase about 30% from 2007 levels, with increases in gross research and development expenses and decreases in amounts recognized from government co-funding. This expected increase is driven by the completion of the government funding for the Cray XT5h system, such that we bear the full cost of further system development, and additional development costs associated with the support of our recently announced collaboration with Intel. We have commenced discussions with DARPA regarding proposed changes to the DARPA Phase III project, including the incorporation of Intel technologies into that project. Significant modifications to, or termination of, the DARPA Phase III contract could have a material adverse impact on our future reported research and development expense.
Other Operating Expenses
     Our sales and marketing, general and administrative, and restructuring and severance charges for the three months ended March 31, 2008 and 2007 were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2008	2007
Sales and marketing	$5,382	$5,268
Percentage of total revenue	21%	11%
General and administrative	$3,696	$4,280
Percentage of total revenue	14%	9%
Restructuring and severance	$—	$10
Percentage of total revenue	—	<1%
     Sales and Marketing. Sales and marketing expense for the three-month period ended March 31, 2008 was consistent with the same period in 2007. For 2008, we expect sales and marketing expenses will be higher than 2007 levels primarily due to increased sales commissions on higher anticipated product sales, increased headcount and higher variable incentive pay amounts.

     General and Administrative. General and administrative costs for the three months ended March 31, 2008 were $584,000 lower than the same period in 2007 primarily due to lower outside services. For 2008, we expect general and administrative expenses to be higher than 2007 expense levels principally due to higher expected variable incentive pay amounts.
     Restructuring and Severance. Restructuring and severance charges included costs related to our efforts to reduce our overall cost structure by reducing headcount related to our 2005 actions.
Other Income (Expense), net
     For the three months ended March 31, 2008 and 2007, we recognized net other income of $253,000 and $395,000, respectively. Net other income for the three months ended March 31, 2008 was principally the result of foreign currency transaction gains. Net other income for the three months ended March 31, 2007 was principally the result of gains realized prior to a foreign currency forward contract designation as an effective cash flow hedge and net foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three months ended March 31, 2008 and 2007 were (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Interest income	$1,635	$1,835
Interest expense	(798)	(802)

Net interest income (expense)	$837	$1,033

     Interest income decreased during the three months ended March 31, 2008 compared to the same periods in 2007 as a result of lower short-term interest rates.
     Interest expense for the three months ended March 31, 2008 and 2007 principally consisted of $600,000 of interest on our convertible notes in each period. Additionally, we recorded non-cash amortization of capitalized issuance costs of $173,000 and $172,000, respectively.
Taxes
     We recorded tax expense of $282,000 and $365,000 for the three months ended March 31, 2008 and 2007, respectively. The tax expense recognized in both 2008 and 2007 is principally driven by income taxes due in foreign tax jurisdictions.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $188.0 million at March 31, 2008, compared to $202.8 million at December 31, 2007; cash and cash equivalents decreased by $7.8 million while short-term investments decreased by $24.0 million and accounts receivable increased by $17.1 million. At March 31, 2008, we had working capital of $142.6 million compared to $150.8 million at December 31, 2007.
     Net cash used in operating activities for the three months ended March 31, 2008 was $31.6 million compared to net cash provided by operating activities of $6.3 million for the same period in 2007. For the three months ended March 31, 2008, net cash used by operating activities was principally the result of our net loss for the period and an increase in accounts receivable and a decrease in advance research and development payments, partially offset by an increase in deferred revenue. For the three months ended March 31, 2007, net cash provided by operating activities was principally the result of non-cash operating items included in net loss and decreases in accounts receivable and inventory, which were slightly offset by decreases in accrued payroll and related expenses, advance research and development payments, accounts payable and deferred revenue.
     Net cash provided by investing activities was $23.7 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $31.7 million for the respective 2007 period. Net cash provided by investing activities for the three months ended March 31, 2008 was due principally to the sales or maturities of short-term investments. Net cash used by investing activities for the three months ended March 31, 2007 consisted primarily of purchases of short-term investments.
     There was no net cash provided by financing activities reported for the three months ended March 31, 2008. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 31, 2007 resulted primarily from cash received from the exercise of stock options and the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4, Cray XT5, Cray XT5h, Cray XMT and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our remaining 2008 capital budget for property and equipment is approximately $8.5 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business.
     We have $80.0 million in aggregate principal amount of outstanding Notes due in 2024. The Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that we likely will have to purchase all of the Notes in December 2009. In December 2007, we amended our line of credit reducing the maximum line of credit to $10.0 million from $25.0 million and extending the expiration date to June 2009. No amounts were outstanding under this line as of March 31, 2008. As of the same date, we were eligible to use $3.3 million of this line of credit; the borrowing limitation relates to restrictions from our outstanding letters of credit.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three month period ended March 31, 2008, we incurred $3.2 million for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. With the acceptances and payment for large new systems and the benefit from our restructuring activities and other recent cost reduction efforts offset by expenditures for working capital purposes, we anticipate that our cash flow from operations will likely be negative in 2008, particularly in the first half of the year, although a wide range of results is possible. We do not anticipate borrowing from our credit line and we expect our cash resources to be adequate for at least the next twelve months.
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
     Interest Rate Risk: We invest our available cash principally in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. The average maturity of our short-term investments is less than six months. At March 31, 2008, we held a portfolio of highly liquid investments.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2008, we have entered into forward exchange contracts that hedge approximately $37.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2008, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.4 million.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors.
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the last three quarters of 2008 to come from a few major transactions involving our quad-core Cray XT4, Cray XT5h and Cray XT5 systems. Delays in recognizing revenue from any transaction due to development delays, not receiving needed components timely or with anticipated performance, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any quarter, and could shift associated revenue, margin and cash receipts into subsequent quarters or calendar years.
     We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million; in 2006 we had a net loss of $12.1 million, with net losses in the first three quarters of the year offsetting net income in the fourth quarter; in 2007 we had a net loss of $5.7 million with net income in the third quarter of $5.1 million offset by losses in the other three quarters, and in the first quarter of 2008 we had a net loss of $10.6 million.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully completing development of and selling our Cray XT4, Cray XT5 and Cray XT5h systems, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the capacity of our production facility to assemble, test and ship sufficient completed systems to meet our revenue forecast;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our share-based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
     The timing of orders and shipments impacts our quarterly and annual results and is affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts;

•	price fluctuations in the commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders and product acceptances had a substantial adverse effect on our results for the first quarter of 2008 and quarterly and full year results for 2007 and prior years, and could continue to have such an effect on our remaining quarterly and annual results in 2008 and future years.
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to codevelop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed or result in decreased gross margin, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components. In some cases, we may not be able to redesign such components. Defective components may need to be replaced, which may result in increased costs and obsolete inventory;

•	if a supplier provides us with hardware, software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects may be adversely affected through additional design testing and verification efforts and respins of integrated circuits;

•	if a supplier providing us with key research and development services with respect to integrated circuit design, network communication capabilities or internal software is late, fails to provide us with effective designs or products or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	if a supplier cannot provide a competitive key component, our systems may be less competitive than systems using components with greater capability;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.
     To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and Cray XT5 systems are based on certain Opteron processors from AMD, while our Cray XT5h system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc. Delays in the availability of Quad-Core AMD Opterontm processors have adversely affected our revenue and operating results in the fourth quarter of 2007 and first quarter of 2008 and could continue to adversely affect results for the remainder of 2008. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue, margins and operating results would be adversely affected. Our recently announced collaboration with Intel will not mitigate this risk for several years.
     The achievement of our business plan in 2008 and future periods is highly dependent on increased product revenue and margins from our Cray XT4, Cray XT5h, Cray XT5 and successor systems. Product revenue and operating results in recent periods, including 2007 and the first quarter of 2008, were adversely affected by the unavailability of key components from third-party vendors and by development delays, including system software development for large systems. We expect that a substantial majority of our product revenue in the last three quarters of 2008 will come from a limited number of sales of quad-core Cray XT4, Cray XT5h and Cray XT5 systems in the United States and overseas. We began delivering quad-core Cray XT4 processors for field-upgrades late in the fourth quarter of 2007, and we delivered our first quad-core Cray XT4 system in the first quarter of 2008; we expect that initial revenue from those transactions will be recognized in the second quarter of 2008. Any additional delays in receiving acceptable components would delay delivery of Cray XT4 and Cray XT5 systems and would impact 2008 and future operating results adversely. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT4, Cray XT5 and Cray XT5h systems must scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense, which may materially adversely affect our operating results.
     Several factors affect our ability to obtain higher margins for our products, such as:
•	the level of product differentiation in our Cray XT4, Cray XT5 and successor systems. The market for such products is large but is replete with low bandwidth cluster systems. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;

•	in the past, product margins have been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory;

•	we recently placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our margins. Either way, our operating results could be adversely affected; and

•	we sometimes do not meet all of the contract requirements for customer acceptance of our systems, which have resulted in contract penalties. Most often these penalties adversely affect the gross margin on a sale through the provision of additional equipment and services to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. Such penalties adversely impacted gross margins in 2007 and the first quarter of 2008, and we expect additional penalties in the last three quarters of 2008. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance.
     To improve our financial performance, we need greater product differentiation and to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin, and failure to do so will adversely affect our operating results.
     Failure to obtain the consent of DARPA to the incorporation of Intel technologies into our Cascade project and other proposed changes could lead to a termination of our DARPA HPCS program, which would impact our desired strategy and result in a significant increase in our research and development expenditures and reduced operating results. The DARPA High Performance Computer Systems (“HPCS”) program calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones. We have met three of these milestones through March 31, 2008. We are negotiating with DARPA changes to the scope and schedule of this program, including changes to incorporate Intel technologies and later delivery dates. If we are unable to renegotiate the terms of the program, or, even if we succeed on our negotiations but are unable to meet the remaining milestones, either of which may lead to a termination of the program, our cash flows and expenses would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007, and additional delays are possible. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must have contributed at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program.
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to developing the scalable system software and hardware for quad-core Cray XT4, Cray XT5 and Cray XT5h systems for revenue generation in 2008, we continue to work on our product roadmap, including the Cray XMT system and successor systems to the Cray XT5 system, and our incorporating Intel technologies into and completing our Cascade program under the DARPA HPCS Phase III program, assuming DARPA so consents. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Directing engineering resources to solving current issues has adversely affected the timely development of successor or future products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2005, 2006, 2007 and the first quarter of 2008, approximately 55%, 45%, 64% and 89%, respectively, of our product revenue was derived from such sales. Our 2008 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

     We will require a significant amount of cash to purchase the Notes and to fund planned capital expenditures, research and development efforts and other corporate expenses and may have to seek additional financing. On December 1, 2009, December 1, 2014 or December 1, 2019, holders of our $80.0 million principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”) may require us to purchase their Notes for cash, and we currently expect that we likely will be required to purchase all the Notes on December 1, 2009. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations, and we expect to have a net use of cash in 2008, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would obtain additional funding through a financing in the event our financial resources became insufficient. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to our common stock.
     If we are unable to compete successfully in the HPC market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance. They offer significant peak/price performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT4, Cray XT5 and successor systems may be at a competitive disadvantage to systems utilizing such other processors. Our recently announced collaboration with Intel will not mitigate this risk for several years.
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
     Expansion of new Cray Technical Services could reduce our overall service margins. We plan to continue to expand our capabilities to deliver Cray Technical Services in 2008 through the addition of experienced managers and personnel, marketing of these services and commencing new projects, including undertaking potentially significant custom engineering projects. To the extent that we incur additional expenses in this effort prior to receiving additional revenue, our overall service margins will be adversely affected. At least initially most of these new projects will be for the U.S. government and likely require us to enter agreements subject to, from our perspective, new or additional Federal Acquisition Regulations, including costing and pricing requirements. These regulations are complex and subject to audit to insure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties.
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to Microsoft, Google and other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of the Notes. Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of March 31, 2008, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $10.0 million cash secured credit facility which supports the issuance of letters of credit. As of March 31, 2008, we had approximately $3.3 million available to use under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities, including a potential refinancing of the Notes. Over time, the level of our indebtedness could, among other things:
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
     We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management and our independent registered public accounting firm on our internal control over financial reporting in our Annual Reports on Form 10-K. We received favorable opinions from our independent registered public accounting firm and we reported no material weaknesses for 2005, 2006 and 2007. Each year, we must continue to monitor and assess our internal control over financial reporting and determine whether we have any material weaknesses. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, an inability to complete a financing, loss of other financing sources such as our line of credit, and litigation based on the events themselves or their consequences.
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
     New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries began implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We believe we are or will be RoHS-compliant with our Cray XT4, Cray XT5, Cray XT5h and Cray XMT systems. If a regulatory authority determines that any of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.

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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2008, we had outstanding:
•	32,892,497 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,268,801 shares of common stock issuable upon exercise of options, of which options to purchase 2,707,061 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including 441,206 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at March 31, 2008, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.

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
Item 6. Exhibits

10.1	Development Building and Conference Center Lease Agreement, entered into as of February 1, 2008, between Northern Lights Semiconductor Corporation and the Company (1)

10.2	Amendment No. 3, dated as of March 31, 2008, to the Technology Agreement, dated March 31, 2000, between Silicon Graphics, Inc. and the Company (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 8, 2008
Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
Date: May 12, 2008	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer