Form 10-Q
period 2008-06-30
CRAY INC
filed 2008-08-04
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of July 31, 2008, there were 33,364,934 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray X1E, Cray XD1, Cray XT3, Cray XT4, Cray XT5, Cray XT5h and Cray XMT are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,110	$120,539
Restricted cash	10,000	10,000
Short-term investments, available-for-sale	14,901	48,582
Accounts receivable, net	32,189	23,635
Inventory	114,992	55,608
Prepaid expenses and other current assets	7,098	4,120
Prepaid research and development services	7,808	—

Total current assets	277,098	262,484

Property and equipment, net	15,953	17,044
Service inventory, net	2,389	2,986
Goodwill	64,018	65,411
Deferred tax asset	601	512
Intangible assets, net	1,091	1,181
Other non-current assets	5,703	6,284

TOTAL ASSETS	$366,853	$355,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,593	$14,148
Accrued payroll and related expenses	11,901	12,023
Advance research and development payments	11,621	29,669
Other accrued liabilities	8,439	7,488
Deferred revenue	37,197	48,317

Total current liabilities	134,751	111,645

Long-term deferred revenue	14,599	11,745
Other non-current liabilities	4,547	4,310
Convertible notes payable	80,000	80,000

TOTAL LIABILITIES	233,897	207,700

Commitments and Contingencies
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 33,364,934 and 32,638,415 shares, respectively	516,079	513,196
Accumulated other comprehensive income	11,092	13,562
Accumulated deficit	(394,215)	(378,556)

TOTAL SHAREHOLDERS’ EQUITY	132,956	148,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$366,853	$355,902

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product	$32,851	$13,789	$43,541	$47,449
Service	13,882	12,836	29,320	26,285

Total revenue	46,733	26,625	72,861	73,734

Cost of revenue:
Cost of product revenue	22,003	8,227	28,415	31,804
Cost of service revenue	9,241	7,660	17,600	15,658

Total cost of revenue	31,244	15,887	46,015	47,462

Gross margin	15,489	10,738	26,846	26,272

Operating expenses:
Research and development, net	11,890	8,859	25,609	16,739
Sales and marketing	5,848	5,123	11,230	10,391
General and administrative	3,465	3,822	7,161	8,102
Restructuring and severance	—	—	—	10

Total operating expenses	21,203	17,804	44,000	35,242

Loss from operations	(5,714)	(7,066)	(17,154)	(8,970)

Other income, net	540	76	793	471
Interest income, net	254	966	1,091	1,999

Loss before income taxes	(4,920)	(6,024)	(15,270)	(6,500)
Provision for income taxes	(107)	(360)	(389)	(725)

Net loss	$(5,027)	$(6,384)	$(15,659)	$(7,225)

Basic and diluted loss per common share	$(0.15)	$(0.20)	$(0.48)	$(0.23)

Basic and diluted weighted average shares outstanding	32,521	31,635	32,446	31,560

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(15,659)	$(7,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,421	6,383
Share-based compensation cost	1,378	1,972
Inventory write-down	420	156
Amortization of issuance costs on convertible notes payable	346	344
Deferred income taxes	(89)	(48)
Changes in operating assets and liabilities:
Accounts receivable	(8,893)	19,147
Inventory	(61,531)	(6,677)
Prepaid expenses and other current assets	(10,954)	(2,561)
Other non-current assets	231	(34)
Accounts payable	50,642	(3,889)
Accrued payroll and related expenses and other accrued liabilities	2,015	(5,079)
Advance research and development payments	(18,048)	(12,619)
Other non-current liabilities	234	(393)
Deferred revenue	(8,395)	(6,534)

Net cash used in operating activities	(62,882)	(17,057)

Investing activities:
Sales/maturities of short-term investments	35,549	12,850
Purchases of short-term investments	(1,673)	(63,668)
Purchases of property and equipment	(1,871)	(644)

Net cash provided by (used in) investing activities	32,005	(51,462)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	234	246
Proceeds from exercise of options	48	1,271
Principal payments on capital leases	—	(31)

Net cash provided by financing activities	282	1,486

Effect of foreign exchange rate changes on cash and cash equivalents	166	40

Net decrease in cash and cash equivalents	(30,429)	(66,993)

Cash and cash equivalents
Beginning of period	120,539	115,328

End of period	$90,110	$48,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,202	$1,200
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,727	$3,369
Stock issued for 401(k) match	$1,223	$527
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
     During the six months ended June 30, 2008, the Company incurred a net loss of $15.7 million and used $62.9 million of cash in operating activities. The Company had $142.3 million of working capital as of June 30, 2008. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.
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
Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, estimates of proportional performance on co-funded engineering contracts and prepaid research and development services, determination of inventory at the lower of cost or market, percentage of completion accounting, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and assessments of fair value, calculation of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Note 2 — Summary of New Accounting Policies
Prepaid Research and Development Services
     Nonrefundable advance payments for goods or services used or rendered for future research and development activities are deferred and amortized in accordance with EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”). Prepaid research and development services are amortized to research and development expense over the vendor’s estimated period of performance. The Company performs an evaluation at the end of each reporting period to assess whether the anticipated services are still expected to be rendered. In the event that the Company concludes that the services will not be rendered in the future, any unamortized amounts will be charged to research and development expense.
Note 3 — New Accounting Pronouncements
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
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that FAS 161 will have on its consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact that FSP ABP 14-1 will have on its consolidated financial statements.
Note 4 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the unvested restricted stock and additional shares issuable upon the assumed exercise of stock options and of common stock purchase warrants as computed under the treasury stock method and the assumed issuance of common shares upon conversion of the outstanding convertible notes.
     For the three and six months ended June 30, 2008 and 2007, outstanding stock options, unvested stock grants, warrants and shares issuable upon conversion of the convertible notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2008, potential gross common shares of 11.8 million were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2007, potential gross common shares of 11.0 million were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(5,027)	$(6,384)	$(15,659)	$(7,225)
Unrealized net loss on available-for-sale investments	(83)	(64)	(7)	(47)
Cash flow hedges:
Unrealized net loss on cash flow hedges	(320)	(1,482)	(123)	(1,770)
Reclassification adjustment to revenue	500	—	500	—

Foreign currency translation adjustment	485	4,025	(2,840)	4,353

Comprehensive loss	$(4,445)	$(3,905)	$(18,129)	$(4,689)

Note 6 — Fair Value Measurements
     Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the Company’s financial statements. The Company is evaluating the impact, if any, that adopting FAS 157 will have on its non-financial assets and liabilities.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
	Fair Value	Prices in	Other
	at	Active	Observable
	June 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$100,110	$100,110	$—

Short-term investments, available-for-sale	14,901	14,901	—

Assets measured at fair value at June 30, 2008	$115,011	$115,011	$—
Liabilities:
Foreign exchange forward contracts(1)	$859	$—	$859

Liabilities measured at fair value at June 30, 2008	$859	$—	$859

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
     As of June 30, 2008, the Company’s short-term investments consisted of corporate notes and bonds and asset-backed securities which are categorized as Level 1 in accordance with FAS 157. The fair values of cash, cash equivalents and restricted cash are determined through market, observable and corroborated sources.

Short-term Investments
     As of June 30, 2008, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
Corporate notes and bonds	$11,859	$37	$(4)	$11,892
Asset-backed securities	2,994	15	—	3,009

Total short-term investments	$14,853	$52	$(4)	$14,901

     No material gains or losses were realized on sales of short-term investments for the three and six months ended June 30, 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of June 30, 2008, the Company had no auction rate securities in its short-term investments.
     Contractual maturities for short-term investments at June 30, 2008 were as follows (in thousands):

2008	$8,024
2009	6,877

$14,901

Foreign Currency Derivatives
     As of June 30, 2008, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies (British pound sterling, Euro and Norwegian Kroner). These contracts hedge foreign currency exposure of approximately $37.4 million. The associated cash receipts are expected to be received between 2008 and 2010.
     As of June 30, 2008 and December 31, 2007, the fair value of outstanding forward contracts totaled a loss of $859,000 and $823,000, respectively. During the three and six months ended June 30, 2008, unrecognized net losses of $320,000 and $123,000 were recorded to “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet. Cumulative unrecognized net losses recorded as a component of “Accumulated other comprehensive income” as of June 30, 2008 were approximately $900,000. In the first quarter of 2008, the Company determined that a portion of its forward contract for Norwegian Kroner was not effective and therefore changes in fair value of 1.5 million Norwegian Kroner are being recorded in operations until such time as that portion of the forward contract is deemed effective. During the second quarter of 2008, the Company reclassified approximately $500,000 of deferred foreign exchange losses from “Accumulated other comprehensive income” against product revenue as revenue was recognized on the hedged transaction. During the six month period ended June 30, 2007, the Company recorded approximately $370,000 of foreign exchange gain as “Other Income” in the accompanying Condensed Consolidated Statements of Operations related to foreign exchange gains prior to a forward contract’s designation as an effective cash flow hedge.
Note 7 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Trade accounts receivable	$17,688	$11,569
Unbilled receivables	6,521	5,627
Advance billings	8,079	6,538

	32,288	23,734
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$32,189	$23,635

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has yet been recognized.

     As of June 30, 2008 and December 31, 2007, accounts receivable included $18.2 million and $9.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $5.6 million was unbilled at each date, based upon contractual billing arrangements with these customers. Additionally, as of December 31, 2007, accounts receivable included $4.1 million due from another customer.
Note 8 — Inventory
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Components and subassemblies	$72,605	$20,814
Work in process	21,398	15,839
Finished goods	20,989	18,955

Total	$114,992	$55,608

     As of June 30, 2008 and December 31, 2007, all finished goods inventory was located at customer sites pending acceptance. At June 30, 2008 and December 31, 2007, three customers accounted for $16.5 million and two customers accounted for $13.3 million of finished goods inventory, respectively.
     During the three and six months ended June 30, 2008, the Company wrote off $363,000 and $420,000 of inventory, respectively, primarily related to scrap, excess or obsolete inventory of the Cray XT3. During the three and six months ended June 30, 2007, the Company wrote off $8,000 and $156,000 of inventory primarily related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XD1 products, respectively.
Note 9 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Deferred product revenue	$20,830	$28,592
Deferred service revenue	30,966	31,470

Total deferred revenue	51,796	60,062
Less long-term deferred revenue	(14,599)	(11,745)

Deferred revenue in current liabilities	$37,197	$48,317

     As of June 30, 2008, two customers counted for 35% of total deferred revenue and as of December 31, 2007, two customers accounted for 51% of total deferred revenue.
Note 10 — Commitments and Contingencies
     Minimum contractual commitments as of June 30, 2008, were as follows (in thousands):

	Operating	Development
	Leases	Agreements
2008 (second half)	$1,825	$25,063
2009	1,505	13,524
2010	587	2,020
2011	493	15,000
2012	278	15,000
Thereafter	1,191	—

Minimum contractual commitments	$5,879	$70,607

Note 11 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123R”).
     The fair value of unvested restricted stock grants is based on the price of a share of the Company’s common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.7%	2.8%	4.7%
Expected dividend yield	0%	0%	0%	0%
Volatility	69%	73%	69%	73%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.57	$4.57	$3.52	$6.28
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for the three and six month periods ended June 30, 2008, was 9% for each period, and 5% and 9% for the three and six months ended June 30, 2007, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of product revenue	$23	$28	$37	$55
Cost of service revenue	43	46	69	87
Research and development, net	296	302	517	644
Sales and marketing	128	136	209	273
General and administrative	315	438	546	913

Total	$805	$950	$1,378	$1,972

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2007	3,328,798	$14.68
Grants	881,350	6.54
Exercises	(8,072)	5.96
Cancellations	(180,694)	19.01

Outstanding at June 30, 2008	4,021,382	$12.72	6.7 years	$98,000

Exercisable at June 30, 2008	2,680,572	$15.18	5.4 years	$98,000

Available for grant at June 30, 2008	1,435,425

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. For the three and six months ended June 30, 2008, options exercised totaled 8,072 shares, with a total intrinsic value of $2,000. Total intrinsic value of options exercised was $196,000 and $877,000 for the three and six months ended June 30, 2007, respectively.
     A summary of the Company’s unvested restricted stock grants and changes during the period ended June 30, 2008 is as follows:

		Weighted
		Average
	Shares	Grant date Fair Value

Outstanding at January 1, 2008	376,206	$9.82
Granted	451,135	6.41
Forfeited	(3,200)	10.56
Vested	(52,406)	7.58

Outstanding at June 30, 2008	771,735	$12.73

     For the three and six months ended June 30, 2008, 386,135 and 451,135 shares of unvested restricted stock, respectively were granted by the Company.
     As of June 30, 2008, the Company had $10.5 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants, which is expected to be recognized over a weighted average period of 3.0 years.
Note 12 — Taxes
     The Company recorded a tax provision of $107,000 and $389,000 for the three and six months ended June 30, 2008, respectively, and $360,000 and $725,000 for the three and six month periods ended June 30, 2007, respectively. The expense recorded for all periods was primarily related to foreign income taxes payable.
     The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not. In March 2008, Cray UK Limited, a wholly-owned subsidiary of the Company, received notice from HM Revenue & Customs, which is the United Kingdom equivalent of the Internal Revenue Service, of its intent to open an inquiry into Cray UK Limited’s 2005 and 2006 corporate income tax returns. At this time, it is not possible to determine the extent or the outcome of such inquiry.
Note 13 — Geographic Segment Information
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2008	2007	2008	2007	2008	2007
Three months ended June 30,
Product revenue	$21,760	$9,327	$11,091	$4,462	$32,851	$13,789
Service revenue	7,994	7,824	5,888	5,012	13,882	12,836

Total revenue	$29,754	$17,151	$16,979	$9,474	$46,733	$26,625

	United States		Other Countries		Total
	2008	2007	2008	2007	2008	2007
Six months ended June 30,
Product revenue	$31,544	$34,540	$11,997	$12,909	$43,541	$47,449
Service revenue	17,524	16,428	11,796	9,857	29,320	26,285

Total revenue	$49,068	$50,968	$23,793	$22,766	$72,861	$73,734

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $28.2 million and $41.3 million, respectively, for the three and six months ended June 30, 2008, compared to approximately $17.0 million and $50.3 million, respectively for the three and six months ended June 30, 2007.
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
Summary of First Half of 2008 Results
     Total revenue for the first six months of 2008 decreased $0.9 million or 1% compared to the first six months of 2007 due to lower product revenue of $3.9 million offset by higher service revenue of $3.0 million.
     Loss from operations was $17.2 million for the first six months of 2008 compared to a loss from operations of $9.0 million for the first six months of 2007 due to higher operating expenses, driven predominately by increased net research and development expense.
     Net cash used in operations for the first six months of 2008 was $62.9 million compared to net cash used in operations of $17.1 million for the first six months of 2007. The net cash use was largely driven by a build-up in inventory to support second half 2008 customer shipments. Cash and cash equivalents, restricted cash and short-term investments totaled $115.0 million as of June 30, 2008 compared to $179.1 million as of December 31, 2007.
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
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale. We have demonstrated expertise in several processor technologies—massively parallel processing, vector processing multithreading and co-processing with field programmable gate arrays. Further, we offer unique capabilities in high-speed, high bandwidth interconnect design, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger multi-core processors become available and as multiple processing technologies become integrated into single systems.

     To compete against cluster systems in the longer term, we need to continue to incorporate performance differentiation across our products. We provide significant performance differentiation with our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4, Cray XT5 and successor systems, along with our processor differentiated products such as the Cray XT5h and Cray XMT systems.
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
     We believe our April 2008 collaboration with Intel is in line with each of these strategies as in the future we will be able to provide the HPC market with access to the best processors that are available at any point in time.
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the quad-core Cray XT4 system and the Cray XT5 family and our longer-term product roadmap, including our collaboration with Intel, are efforts to increase product revenue. We expect that product revenue will increase significantly in 2008 over 2007 due to the forecasted acceptance of a petaflops (1,000 trillion floating point operations per second) supercomputer in late 2008. We also plan to increase our Cray Technical Services offerings to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our total gross margin and our product gross margin for the first six months of 2008 were 37% and 35%, respectively, slight increases from the respective 2007 levels of 36% and 33%. Total gross margin for first half of 2008 was favorably impacted by a high margin, nonrecurring Cray Technical Services project that concluded in the first quarter of 2008. We need to continue to maintain and improve our product gross margins, which we believe is best achieved through product differentiation.

     Operating expenses. Our operating expenses are driven largely by headcount, contracted research and development services and the level of recognized co-funding for research and development. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, likely will result in increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our operating expenses for the first six months of 2008 were approximately $8.8 million greater than the corresponding 2007 period, driven largely by higher net research and development expenses in 2008 resulting from lower amounts recognized from government co-funding arrangements.
     Liquidity and cash flows. Due to the variability in product revenue, our cash position also varies from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, accounting for loss contracts, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2007 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of June 30, 2008, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid research and development services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for goodwill and long-lived assets, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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

Goodwill
     Approximately 17% of our total assets as of June 30, 2008 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. in 2000 and our acquisition of OctigaBay Systems Corporation in 2004. We no longer amortize goodwill associated with these acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2008, and determined that our recorded goodwill was not impaired, and we continue to monitor possible goodwill impairment on an ongoing basis.
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
     As of June 30, 2008, we had approximately $139.5 million of deferred tax assets, against which we provided a $138.9 million valuation allowance. Our net deferred tax assets were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.
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
     As of June 30, 2008, our estimate of cumulative loss on the Red Storm contract totaled $15.5 million, which was consistent with December 31, 2007. As of June 30, 2008 and December 31, 2007, the Red Storm accrued contract loss liability balance was $1.3 million and is included in “Other accrued liabilities” in our Condensed Consolidated Balance Sheets.
Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our systems, costs incurred to enhance and support existing features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government or other parties. We enter into arrangements whereby we make advance, non-refundable payments to a vendor. These payments are deferred and recognized over the vendor’s estimated performance.
     Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred depending on the specific terms of the arrangement. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly. Funding under DARPA Phase III is reflected as reimbursed research and development expense, and as such is deducted to arrive at net research and development expenses in our Condensed Consolidated Statements of Operations.
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
New Accounting Pronouncements
     Effective January 1, 2008, we implemented FAS No. 157, Fair Value Measurement (“FAS 157”), for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, adopting FAS 157 will have on our non-financial assets and liabilities.
     In February 2007, the FASB issued FAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was adopted during the first quarter of 2008 and did not have any effect on our financial position or operating results.
     In March 2008, the FASB issued FAS No. 161, which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that FAS 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated financial statements.

Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and six months ended June 30, 2008 and 2007 were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product revenue	$32,851	$13,789	$43,541	$47,449
Less: Cost of product revenue	22,003	8,227	28,415	31,804

Product gross margin	$10,848	$5,562	$15,126	$15,645

Product gross margin percentage	33%	40%	35%	33%

Service revenue	$13,882	$12,836	$29,320	$26,285
Less: Cost of service revenue	9,241	7,660	17,600	15,658

Service gross margin	$4,641	$5,176	$11,720	$10,627

Service gross margin percentage	33%	40%	40%	40%

Total revenue	$46,733	$26,625	$72,861	$73,734
Less: Total cost of revenue	31,244	15,887	46,015	47,462

Total gross margin	$15,489	$10,738	$26,846	$26,272

Total gross margin percentage	33%	40%	37%	36%
Product Revenue
     Product revenue for the three and six months ended June 30, 2008, consisted of $32.9 million and $43.5 million, respectively, primarily from quad-core Cray XT4, Cray XT5h vector systems and other products, including the Cray XMT massively multithreaded system, in the second quarter. Product revenue for the three and six months ended June 30, 2007, consisted of $13.8 million and $47.4 million, respectively, principally from Cray XT4, Cray XT3, Cray XD1 and Cray X1E systems and other products. We recognized no revenue from the Red Storm development project in any of these periods.
     For 2008, while there is a wide range of potential outcomes, we anticipate that total revenue will be in the range of $280 million, weighted heavily toward the fourth quarter of the year. Among other variables, this outlook depends substantially on the acceptance of the Oakridge National Laboratory petaflops (1,000 trillion floating point operations per second) supercomputer late in the year, which is anticipated to contribute about $90 million in product revenue. For the remainder of 2008, quarterly and annual results will be affected by many factors, including the timing and success of planned product rollouts, the availability of qualified parts from suppliers, the timing of customer acceptances, revenue recognition and the level of margin contribution.
Service Revenue
     Service revenue for the three months ended June 30, 2008, was $13.9 million compared to $12.8 million for the same period in 2007, due to increased Cray Technical Services revenue. Service revenue for the six months ended June 30, 2008 was $29.3 million compared to $26.3 million for the same period in 2007 primarily due to higher Cray Technical Services revenue, which included a nonrecurring project that was completed in the first quarter.
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
Product Gross Margin
     Product gross margin declined 7 percentage points to 33 percent for the three-month period ended June 30, 2008 compared to the same period in 2007; product margins were very high in the 2007 period across a smaller product revenue total. In addition, product margins in the 2008 period were impacted negatively by a penalty from a late customer acceptance due to supplier delays and sales of lower margin third party equipment. Product gross margin improved 2 percentage points to 35 percent for the six-month period ended June 30, 2008 compared to the 2007 period due to increased margins across all current products, which included initial revenue from the Cray XT5h and Cray XMT systems in 2008.
     For 2008, we expect overall product gross margin to be consistent with 2007 levels, with significant fluctuations on a quarter-to-quarter basis.
Service Gross Margin
     Service gross margin for the three month period ended June 30, 2008 decreased 7 percentage points to 33 percent compared to the respective 2007 period primarily due to higher personnel costs, due in part to the expansion of Cray Technical Services offerings, and a delay in a maintenance contract renewal (subsequently received), which together more than offset a $1 million increase in Technical Services revenue. Service gross margin for the six-month period ended June 30, 2008 of 40 percent was comparable to the margin for the same period in 2007.
     For 2008, we expect service gross margin percentage to decrease somewhat from 2007 levels, although gross margin contribution should increase with an increase in Cray Technical Services revenue offset somewhat by additional costs associated with expanding these offerings.
Research and Development Expenses
     Our research and development expenses for the three and six months ended June 30, 2008 and 2007, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross research and development expenses	$22,215	$21,652	$44,307	$44,183
Less: Amounts included in cost of product revenue	—	(195)	—	(465)
Less: Reimbursed research and development (excludes amounts in revenue)	(10,325)	(12,598)	(18,698)	(26,979)

Net research and development expenses	$11,890	$8,859	$25,609	$16,739

Percentage of total revenue	25%	33%	35%	23%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phase III projects. Research and development expenses on the Red Storm project are reflected in our Condensed Consolidated Statements of Operations as cost of product revenue, and government co-funding on our other projects, including DARPA Phase III, is recorded in our Condensed Consolidated Statements of Operations as reimbursed research and development. Research and development expenses included personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three and six months ended June 30, 2008, net research and development expenses increased as compared to the same periods in 2007, due to lower amounts recognized from government co-funding, primarily due to the end of government funding for our Cray XT5h vector system (formerly code-named BlackWidow) in the fourth quarter of 2007 and additional development costs associated with the support of the recently established Intel collaboration, offset in part by delayed third-party outside services and non-recurring engineering expenses.
     For 2008, we anticipate net research and development expenses to increase about 30% from 2007 levels, with increases in gross research and development expenses and decreases in amounts recognized from government co-funding. This expected increase is driven by the completion of the government funding for the Cray XT5h system, such that we bear the full cost of further system development, and additional development costs associated with the support of our collaboration with Intel. We have commenced discussions with DARPA regarding proposed changes to the DARPA Phase III project, including the incorporation of Intel technologies into that project. Significant modifications to, or termination of, the DARPA Phase III contract could have a material adverse impact on our future reported research and development expense.
Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2008 and 2007, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales and marketing	$5,848	$5,123	$11,230	$10,391
Percentage of total revenue	13%	19%	15%	14%
General and administrative	$3,465	$3,822	$7,161	$8,102
Percentage of total revenue	7%	14%	10%	11%
     Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2008, increased from the same periods in 2007, primarily due to increased headcount, marketing activities for the second quarter of 2008 and increased sales commissions on higher product revenue For 2008, we expect sales and marketing expenses will be higher than 2007 levels primarily due to increased sales commissions on higher anticipated product sales, increased headcount and higher variable incentive pay amounts.
     General and Administrative. General and administrative expenses for the three and six months ended June 30, 2008, were lower than the same periods in 2007 primarily due to lower outside services. For 2008, we expect general and administrative expenses to be higher than 2007 expense levels, principally due to higher expected variable incentive pay amounts.
Other Income (Expense), net
     For the three months ended June 30, 2008, we recognized net other income of $540,000 compared to $76,000 for the same period of 2007. For the six months ended June 30, 2008, we recognized net other income of $793,000 compared to $471,000 for the same period in 2007. Net other income in all periods was principally the result of foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three and six months ended June 30, 2008 and 2007 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$1,031	$1,763	$2,666	$3,598
Interest expense	(777)	(797)	(1,575)	(1,599)

Net interest income	$254	$966	$1,091	$1,999

     Interest income decreased during the three and six months ended June 30, 2008 compared to the same periods in 2007 as a result of lower short-term interest rates and lower average invested cash balances.
     Interest expense for the three months ended June 30, 2008 and 2007 consisted of $600,000 of interest on our Convertible Notes in each period and non-cash amortization of capitalized issuance costs of $173,000 and $172,000, respectively. Interest expense for the six months ended June 30, 2008 and 2007 consisted of $1.2 million of interest on our Convertible Notes in each period and non-cash amortization of capitalized issuance costs of $346,000 and $344,000, respectively.
Taxes

     We recorded tax expense of $107,000 and $360,000 for the three months ended June 30, 2008 and 2007, respectively. We recorded tax expense of $389,000 and $725,000 for the six months ended June 30, 2008 and 2007, respectively. The tax expense recognized in both 2008 and 2007 is principally driven by income taxes due in foreign tax jurisdictions.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $147.2 million at June 30, 2008 compared to $202.8 million at December 31, 2007; cash and cash equivalents decreased by $30.4 million while short-term investments decreased by $33.7 million and accounts receivable increased by $8.6 million. At June 30, 2008, we had working capital of $142.3 million compared to $150.8 million at December 31, 2007.
     Net cash used in operating activities for the six months ended June 30, 2008 was $62.9 million compared to net cash used in operating activities of $17.1 million for the same period in 2007. For the six months ended June 30, 2008, net cash used in operating activities was principally the result of our net loss for the period and an increase in inventory and other assets and decreases in advance research and development payments and deferred revenue, partially offset by an increase in accounts payable. For the six months ended June 30, 2007, net cash used in operating activities was principally the result of our net loss for the period, an increase in inventory and decreases in deferred revenue and advance research and development payments, partially offset by a decrease in accounts receivable.
     Net cash provided by investing activities was $32.0 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $51.5 million for the respective 2007 period. Net cash provided by investing activities for the six months ended June 30, 2008 was due principally to the sales or maturities of short-term investments partially offset by purchases of property and equipment. Net cash used by investing activities for the six months ended June 30, 2007 was due principally to the purchase of short-term investments, net of their sales and maturities, and purchases of property and equipment.
     Net cash provided by financing activities reported for the six months ended June 30, 2008, was $282,000, compared to $1.5 million for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2008 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2007 resulted primarily from the exercise of stock options and the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT4, Cray XT5, Cray XT5h, Cray XMT and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our remaining 2008 capital budget for property and equipment is approximately $6.8 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual obligations through June 30, 2008 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2008	2009-2011	2012-2013	Thereafter
Development agreements	$70,607	$25,063	$30,544	$15,000	$—
Operating leases	5,879	1,825	2,585	536	933
Unrecognized income tax benefits	990	—	730	260	—

Total contractual cash obligations	$77,476	$26,888	$33,859	$15,796	$933

     We have $80.0 million in aggregate principal amount of outstanding convertible Notes due in 2024. The Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that we likely will have to purchase all of the Notes in December 2009 and we have begun evaluating our options for repayment. In December 2007, we amended our line of credit reducing the maximum line of credit to $10.0 million from $25.0 million and extending the expiration date to June 2009. No amounts were outstanding under this line as of June 30, 2008. As of the same date, we were eligible to use $4.1 million of this line of credit; the borrowing limitation relates to restrictions from our outstanding letters of credit.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six month periods ended June 30, 2008, we incurred $3.8 million and $7.0 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. With the acceptances and the anticipated timing of cash receipts for several large systems late in the year, as well as high levels of inventory purchases in the second half of the year, we anticipate that our cash flow from operations will be negative for 2008, with a wide range of results possible. Cash resources are expected to be at a low point for the year at the end of the September quarter due to the working capital cycle associated with the high anticipated level of second half activity. We will manage our disbursements carefully and may modify our credit facility to permit short-term borrowings, if necessary, to support the expected high level of business activity during the third quarter. Anticipated cash receipts in the fourth quarter should exceed expenditures and our cash position should improve significantly, though remaining below the beginning 2008 level. We expect our cash resources to be adequate for at least the next twelve months.
     The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT4, Cray XT5, Cray XT5h and Cray XMT systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and foreign currency fluctuations.
     Interest Rate Risk: We invest our available cash principally in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. The average maturity of our short-term investments is less than six months. At June 30, 2008, we held a portfolio of highly liquid investments.
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2008, we entered into forward exchange contracts that hedge approximately $37.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2008, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $880,000.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2008, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the second half of 2008 to come from a few major transactions involving our quad-core Cray XT4, Cray XT5 and Cray XT5h systems. Delays in recognizing revenue from any transaction due to development delays, not receiving needed components timely or with anticipated performance, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any quarter, and could shift associated revenue, margin and cash receipts into subsequent quarters or calendar years.
     We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million, in 2006 we had a net loss of $12.1 million, in 2007 we had a net loss of $5.7 million, and in the first half of 2008 we had a net loss of $15.7 million.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully completing development and selling of our Cray XT4, Cray XT5 and Cray XT5h systems, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding and, in certain circumstances, the meeting of developmental milestones;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the capacity of our production facility to assemble, test and ship sufficient completed systems to meet our revenue forecast;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products; and

•	the impact of expensing our share-based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
     The timing of orders and shipments impacts our quarterly and annual results and is affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts;

•	price fluctuations in the commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders and product acceptances had a substantial adverse effect on our results for the first half of 2008 and quarterly and full year results for 2007 and prior years, and could continue to have such an effect on our remaining quarterly and annual results in 2008 and future years.
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to co-develop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems would be delayed or result in decreased gross margin, adversely affecting revenue and cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products, such as our current production ramp for our Cray XT5 system;

•	if an interruption of supply of our components occurs because of a significant problem with a supplier providing parts that later prove to be defective or because a single-source supplier imposes allocations on its customers, decides to no longer provide those components to us or increases the price of those parts significantly, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the

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
     We have stated that achievement of our plan to be profitable in 2008 depends heavily on the acceptance of the Oak Ridge National Laboratory Cray XT5 petaflops supercomputer system late in the year. We recently have received unqualified components for the Cray XT5 system, and to the extent that we have any additional delays in receiving or other issues with acceptable components from third parties, the manufacture, delivery and acceptance of that system in 2008 would be at significant risk.
     To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, even for a short time, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and Cray XT5 systems are based on certain Opteron processors from AMD, while our Cray XT5h system is based on custom integrated circuits manufactured for us by Texas Instruments, Inc. Delays in the availability of AMD Opteron™ processors have adversely affected our revenue and operating results in the fourth quarter of 2007 and first half of 2008 and could continue to adversely affect results for the remainder of 2008. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors, our product revenue, margins and operating results would be adversely affected. Our collaboration with Intel announced in April 2008 will not mitigate this risk for several years.
     The achievement of our business plan in 2008 and future periods is highly dependent on increased product revenue and margins from our Cray XT4, Cray XT5 and Cray XT5h and successor systems. Product revenue and operating results in recent periods, including 2007 and the first half of 2008, were adversely affected by the unavailability of key components from third-party vendors and by development delays, including system software development for large systems. We expect that a substantial majority of our product revenue in the second half of 2008 will come from a limited number of sales of quad-core Cray XT4, Cray XT5 and Cray XT5h systems in the United States and overseas. We began delivering quad-core Cray XT4 processors for field upgrades late in the fourth quarter of 2007, and we recognized initial revenue from our quad-core Cray XT4 system in the second quarter of 2008; we expect initial deliveries of quad-core Cray XT5 systems to occur in the third quarter with initial acceptances of those systems in the fourth quarter of 2008. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT4, Cray XT5 and Cray XT5h systems must scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT4 and Cray XT5 systems, including the Oak Ridge National Laboratory petaflops systems, and would impact 2008 and future operating results adversely.
     Several factors affect our ability to obtain higher margins for our products, such as:

•	the level of product differentiation in our Cray XT4, Cray XT5 and successor systems. The market for such products is large but is replete with low bandwidth cluster systems. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;

•	in the past, product margins have been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory;

•	in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our margins. Either way, our operating results could be adversely affected; and

•	we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross margin through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls, although there is the risk of contract defaults and product return. Such penalties adversely impacted gross margins in 2007 and the first half of 2008, and we expect additional penalties in the second half of 2008. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance.
     To improve our financial performance, we need greater product differentiation and to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin, and failure to do so will adversely affect our operating results.
     Failure to obtain the consent of DARPA to the incorporation of Intel technologies into our Cascade project and other proposed changes could lead to a termination of our DARPA HPCS program, which would impact our desired strategy and result in a significant increase in our research and development expenditures and reduced operating results. The DARPA High Productivity Computing Systems (“HPCS”) program calls for the delivery of prototype systems and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones. We have met three of these milestones through June 30, 2008. We are negotiating with DARPA changes to the scope and schedule of this program, including changes to incorporate Intel technologies and later delivery dates, new milestones and new payment dates and amounts. If we are unable to renegotiate the terms of the program, or, even if we succeed in our negotiations but are unable to meet the remaining milestones, either of which may lead to a termination of the program, our cash flows and expenses would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and 2008, with additional delays possible. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must have contributed at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program.
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
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2005, 2006, 2007 and the first half of 2008, approximately 55%, 45%, 64% and 72%, respectively, of our product revenue was derived from such sales. Our 2008 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     We will require a significant amount of cash to purchase the Notes and to fund planned capital expenditures, research and development efforts and other corporate expenses and may have to seek additional financing. On December 1, 2009, December 1, 2014 or December 1, 2019, holders of our $80.0 million principal amount of 3.0% Convertible Senior Subordinated Notes due 2024 (the “Notes”) may require us to purchase their Notes for cash, and we currently expect that we likely will be required to purchase all the Notes on December 1, 2009. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness, we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations, and we expect to have a net use of cash in 2008 as a whole, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would obtain additional funding through a financing in the event our financial resources became insufficient. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to our common stock.
     If we are unable to compete successfully in the HPC market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, IBM and others. These competitors include the previously named companies as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT4, Cray XT5 and successor systems may be at a competitive disadvantage to systems utilizing such other processors. Our April 2008 collaboration with Intel will not mitigate this risk for several years.
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
     Expansion of new Cray Technical Services could reduce our overall service margins. We plan to continue to expand our capabilities to deliver Cray Technical Services through the addition of experienced managers and new personnel, marketing of these services and commencing new projects, including undertaking potentially significant custom engineering projects. To the extent that we incur additional expenses in this effort prior to receiving additional revenue, our overall service margins will be adversely affected, as were our second quarter 2008 service margins. At least initially most of these new projects will be for the U.S. government and likely require us to enter agreements subject to, from our perspective, new or additional Federal Acquisition Regulations, including costing and pricing requirements. These regulations are complex and subject to audit to insure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties.
     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of the Notes. Holders may require us to purchase all or a part of their Notes for cash at a purchase price of 100% of the principal amount of the Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Notes. As of June 30, 2008, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $10.0 million cash secured credit facility which supports the issuance of letters of credit. As of June 30, 2008, we had approximately $4.1 million available to use under this credit facility. Our current credit facility constitutes senior debt with respect to the Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities, including a potential refinancing of the Notes. Over time, the level of our indebtedness could, among other things:
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
     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, technical, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
     New environmental rules in Europe and other jurisdictions may adversely affect our operations. In 2006 members of the European Union (“EU”) and certain other European countries began implementing the Restrictions on Hazardous Substances (“RoHS”) Directive, which prohibits or limits the use in electrical and electronic equipment of the following substances: lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls, and polybrominated diphenyl ethers. After July 1, 2006, a company shipping products that do not comply with RoHS to the EU or such other European countries could have its products detained and could be subject to penalties. We believe we are or will be RoHS-compliant with our Cray XT4, Cray XT5 and Cray XT5h systems. If a regulatory authority determines that any of our products is not RoHS-compliant, we will have to redesign and requalify certain components to meet RoHS requirements, which could result in increased engineering expenses, shipment delays, penalties and possible product detentions or seizures.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2008, we had outstanding:
•	33,364,934 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	4,021,382 shares of common stock issuable upon exercise of options, of which options to purchase 2,680,572 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 4,144,008 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 5,698,006 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of June 30, 2008, an aggregate of 771,735 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at June 30, 2008, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 14, 2008. At the annual meeting, the following actions occurred:
     1. The following individuals were re-elected as directors for terms expiring in 2009:

Name	Votes For	% For	Withheld	% Withheld
William C. Blake	27,299,009	97.0%	845,421	3.0%
John B. Jones, Jr.	27,470,814	97.6%	673,616	2.4%
Stephen C. Kiely	27,451,887	97.5%	692,543	2.5%
Frank L. Lederman	27,469,936	97.6%	674,494	2.4%
Sally G. Narodick	27,454,479	97.5%	689,951	2.5%
Daniel C. Regis	27,456,727	97.6%	687,703	2.4%
Stephen C. Richards	27,473,649	97.6%	670,781	2.4%
Peter J. Ungaro	27,468,252	97.6%	676,178	2.4%
     2. A proposal to ratify the appointment of Peterson Sullivan PLLC as the Company’s independent auditors for 2008 was approved by the shareholders, with 27,889,193 shares voting in favor (99.1%), 216,545 shares voting against (0.8%) and 38,692 shares abstaining (0.1%).
Item 6. Exhibits

10.1	Cray Cash Incentive Plan, as applicable to senior officers (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2008
Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
Date: August 4, 2008	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer