Form 10-Q
period 2008-09-30
CRAY INC
filed 2008-11-10
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 0-26820
CRAY INC.
(Exact name of registrant as specified in its charter)

Washington
(State or Other Jurisdiction of	93-0962605
Incorporation or Organization)	(I.R.S. Employer Identification No.)

411 First Avenue South, Suite 600
Seattle, Washington	98104-2860
(Address of Principal Executive Office)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of October 31, 2008, there were 33,465,121 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray X1E, Cray XD1, Cray XT3, Cray XT4, Cray XT5, Cray XT5h, Cray CX1 and Cray XMT are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$89,458	$120,539
Restricted cash	1,398	10,000
Short-term investments, available-for-sale	12,698	48,582
Accounts receivable, net	49,086	23,635
Inventory	152,596	55,608
Prepaid expenses and other current assets	9,063	4,120
Prepaid research and development services	4,633	—

Total current assets	318,932	262,484
Property and equipment, net	15,065	17,044
Service inventory, net	2,161	2,986
Goodwill	62,518	65,411
Deferred tax asset	863	512
Other non-current assets	6,547	7,465

TOTAL ASSETS	$406,086	$355,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,399	$14,148
Accrued payroll and related expenses	12,088	12,023
Advance research and development payments	1,517	29,669
Short-term convertible notes	40,200
Other accrued liabilities	6,623	7,488
Deferred revenue	94,599	48,317

Total current liabilities	188,426	111,645
Long-term deferred revenue	31,794	11,745
Other non-current liabilities	4,391	4,310
Convertible notes	39,800	80,000

TOTAL LIABILITIES	264,411	207,700
Commitments and contingencies
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 33,422,892 and 32,638,415 shares, respectively	517,474	513,196
Accumulated other comprehensive income	13,411	13,562
Accumulated deficit	(389,210)	(378,556)

TOTAL SHAREHOLDERS’ EQUITY	141,675	148,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,086	$355,902

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Product	$38,065	$42,742	$81,606	$90,191
Service	16,528	12,247	45,848	38,532

Total revenue	54,593	54,989	127,454	128,723

Cost of revenue:
Cost of product revenue	17,266	25,618	45,681	57,422
Cost of service revenue	9,362	7,222	26,962	22,880

Total cost of revenue	26,628	32,840	72,643	80,302

Gross margin	27,965	22,149	54,811	48,421

Operating expenses:
Research and development, net	12,364	9,067	37,973	25,806
Sales and marketing	6,135	5,423	17,365	15,814
General and administrative	3,775	3,340	10,936	11,442
Restructuring and severance	—	—	—	10

Total operating expenses	22,274	17,830	66,274	53,072

Income (loss) from operations	5,691	4,319	(11,463)	(4,651)

Other income (expense), net	(432)	294	361	765
Interest income (expense), net	(341)	716	750	2,715

Income (loss) before income taxes	4,918	5,329	(10,352)	(1,171)
Income tax benefit (expense)	87	(228)	(302)	(953)

Net income (loss)	$5,005	$5,101	$(10,654)	$(2,124)

Basic and diluted net income (loss) per common share	$0.15	$0.16	$(0.33)	$(0.07)

Basic weighted average shares outstanding	32,628	32,191	32,507	31,744

Diluted weighted average shares outstanding	32,661	32,346	32,507	31,744

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(10,654)	$(2,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,058	9,542
Share-based compensation cost	2,443	2,574
Inventory write-down	730	422
Amortization of issuance costs on convertible notes payable	520	516
Deferred income taxes	(351)	(72)
Changes in operating assets and liabilities:
Accounts receivable	(25,772)	(4,935)
Inventory	(100,000)	(17,625)
Prepaid expenses and other current assets	(7,280)	(2,238)
Other non-current assets	255	(166)
Accounts payable	19,128	8,435
Accrued payroll and related expenses and other accrued liabilities	2,448	80
Advance research and development payments	(28,152)	(9,117)
Other non-current liabilities	81	(257)
Deferred revenue	65,906	13,783

Net cash used in operating activities	(72,640)	(1,182)
Investing activities:
Sales/maturities of short-term investments	37,601	27,894
Purchases of short-term investments	(1,673)	(68,113)
Decrease in restricted cash	8,602	—
Purchases of property and equipment	(2,797)	(2,068)

Net cash provided by (used in) investing activities	41,733	(42,287)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	354	358
Proceeds from exercise of options	51	1,271
Principal payments on capital leases	—	(31)

Net cash provided by financing activities	405	1,598

Effect of foreign exchange rate changes on cash and cash equivalents	(579)	366

Net decrease in cash and cash equivalents	(31,081)	(41,505)
Cash and cash equivalents
Beginning of period	120,539	115,328

End of period	$89,458	$73,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,202	$1,207
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,282	$3,663
Stock issued for 401(k) match	$1,430	$712
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
     During the nine months ended September 30, 2008, the Company incurred a net loss of $10.7 million and used $72.6 million of cash in operating activities. The Company had $130.5 million of working capital as of September 30, 2008. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
     At September 30, 2008, the Company had $80.0 million in aggregate principal amount of outstanding 3.0% Convertible Senior Subordinated Notes (the “Convertible Notes”), of this amount, $40.2 million is classified current. In October 2008, the Company repurchased Convertible Notes with a face amount of $40.2 million for $36.9 million plus accrued interest and fees. The Company expects to repurchase the remaining Convertible Notes on or before December 1, 2009 and continues to evaluate options for repayment.
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
Note 2 — Summary of New Accounting Policies
Prepaid Research and Development Services
     Nonrefundable advance payments for goods or services used or rendered for future research and development activities are deferred and amortized in accordance with Emerging Issue Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”). Prepaid research and development services are amortized to research and development expense over the vendor’s estimated period of performance. The Company performs an evaluation at the end of each reporting period to assess whether the anticipated services are still expected to be rendered. In the event that the Company concludes that the services will not be rendered in the future, any unamortized amounts will be charged to research and development expense.
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
     In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.
     In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial statements.
Note 4 — Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock and restricted stock units, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the unvested restricted stock and restricted stock units, additional shares issuable upon the assumed exercise of stock options and of common stock purchase warrants as computed under the treasury stock method and, when dilutive, the assumed issuance of common shares upon conversion of the outstanding convertible notes.
     For the three months ended September 30, 2008 and 2007, outstanding stock options of 33,000 and 155,000, respectively, were included in the diluted weighted average shares outstanding. For the nine months ended September 30, 2008 and 2007, outstanding stock options, unvested restricted stock grants and restricted stock units, warrants and shares issuable upon conversion of the convertible notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine month periods ended September 30, 2008, potential gross common shares of 11.6 million and 11.7 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2007, potential gross common shares of 10.2 million and 10.9 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Income (Loss)
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$5,005	$5,101	$(10,654)	$(2,124)
Unrealized gain (loss) on available-for-sale investments	(106)	39	(113)	(8)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3,480	(2,197)	3,357	(3,967)
Reclassification adjustment to revenue	319	1,029	819	1,029

	3,799	(1,168)	4,176	(2,938)

Foreign currency translation adjustment	(1,374)	3,301	(4,214)	7,654

Comprehensive income (loss)	$7,324	$7,273	$(10,805)	$2,584

Note 6 — Fair Value Measurements
     Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the Company’s financial statements. The Company is evaluating the impact, if any, that adopting FAS 157 will have on its non-financial assets and liabilities.

     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at September 30,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$90,856	$90,856	$—
Short-term investments, available-for-sale	12,698	12,698	—
Foreign exchange forward contracts(1)	2,342	—	2,342

Assets measured at fair value at September 30, 2008	$105,896	$103,554	$2,342

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.
     As of September 30, 2008, the Company’s short-term investments consisted of corporate notes and bonds and asset-backed securities which are categorized as Level 1 in accordance with FAS 157. The fair values of Level 1 assets: cash, cash equivalents, restricted cash and short-term investments, are determined through market, observable and corroborated sources. The fair values of Level 2 assets do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.
Short-term Investments
     As of September 30, 2008, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
Corporate notes and bonds	$9,757	$3	$(62)	$9,698
Asset-backed securities	2,999	1	—	3,000

Total short-term investments	$12,756	$4	$(62)	$12,698

     No material gains or losses were realized on sales of short-term investments for the three and nine months ended September 30, 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of September 30, 2008, the Company had no auction rate securities in its short-term investments.
     Contractual maturities for short-term investments at September 30, 2008 were as follows (in thousands):

2008	$7,399
2009	5,299

$12,698

Foreign Currency Derivatives
     As of September 30, 2008, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies (British pound sterling and Euro). These contracts hedge foreign currency exposure of approximately $34.4 million. The associated cash receipts are expected to be received between 2008 and 2010. As of September 30, 2008 and December 31, 2007, the fair value of outstanding forward contracts totaled a gain of $2.3 million and a loss of $823,000, respectively. As of September 30, 2008, unrecognized gains of $1.7 million were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2007, unrecognized losses of $1.3 million were included in “Accumulated other comprehensive income.”
     During the nine month period ended September 30, 2007, the Company recorded approximately $370,000 of foreign exchange gain as “Other Income” in the accompanying Condensed Consolidated Statements of Operations related to foreign exchange gains prior to a forward contract’s designation as an effective cash flow hedge.
Note 7 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Trade accounts receivable	$40,566	$11,569
Unbilled receivables	1,867	5,627
Advance billings	6,752	6,538

	49,185	23,734
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$49,086	$23,635

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of September 30, 2008 and December 31, 2007, accounts receivable included $41.5 million and $9.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $1.5 million and $5.6 million were unbilled as of September 30, 2008 and December 31, 2007, respectively, based upon contractual billing arrangements with these customers. Additionally, as of December 31, 2007, accounts receivable included $4.1 million due from another customer.
Note 8 — Inventory
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Components and subassemblies	$29,326	$20,814
Work in process	7,306	15,839
Finished goods	115,964	18,955

Total	$152,596	$55,608

     As of September 30, 2008, finished goods inventory included $105.8 million located at customer sites pending acceptance. As of December 31, 2007, finished goods inventory of $19.0 million was located at customer sites pending acceptance. At September 30, 2008, one customer accounted for $77.0 million and at December 31, 2007, two customers accounted for $13.3 million of finished goods inventory.
     During the three months and nine months ended September 30, 2008, the Company wrote off $310,000 and $730,000, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XT5h system.

During the three and nine months ended September 30, 2007, the Company wrote off $265,000 and $422,000 of inventory primarily related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XD1 products, respectively.
Note 9 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Deferred product revenue	$89,840	$28,592
Deferred service revenue	36,553	31,470

Total deferred revenue	126,393	60,062
Less long-term deferred revenue	(31,794)	(11,745)

Deferred revenue in current liabilities	$94,599	$48,317

     As of September 30, 2008 and December 31, 2007, two customers accounted for 65% and 51%, respectively, of total deferred revenue.
Note 10 — Commitments and Contingencies
     Minimum contractual commitments as of September 30, 2008, were as follows (in thousands):

	Operating	Development
	Leases	Agreements
2008 (fourth quarter)	$912	$20,241
2009	2,380	17,100
2010	2,337	5,226
2011	2,295	15,000
2012	2,079	15,000
Thereafter	9,991	—

Minimum contractual commitments	$19,994	$72,567

     In August, 2008, the Company entered into a new lease for its headquarters office space located in Seattle, Washington. The new premises consist of approximately 54,000 square feet. The lease has a term of approximately 102 months from the commencement date, which is expected to occur in the first quarter of 2009.
Note 11 — Share-Based Compensation
     The Company accounts for its share-based compensation under the provisions of FAS No. 123(R), Share-Based Payment (“FAS 123R”).
     The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant.
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	—	4.4%	2.9%	4.5%
Expected dividend yield	—	0%	0%	0%
Volatility	—	72%	69%	73%
Expected life	—	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	—	$4.13	$3.52	$5.42

     No stock options were granted during the three-month period ended September 30, 2008.
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the nine-month period ended September 30, 2008 was 9%. The estimated forfeiture rate for stock option grants during the three and nine-month periods ended September 30, 2007 was 10% and 9.4%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.
     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of product revenue	$32	$14	$69	$69
Cost of service revenue	68	22	137	109
Research and development, net	401	185	918	829
Sales and marketing	167	87	376	360
General and administrative	397	294	943	1,207

Total	$1,065	$602	$2,443	$2,574

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2007	3,328,798	$14.68
Grants	881,350	6.54
Exercises	(8,697)	5.82
Cancellations	(248,497)	20.54

Outstanding at September 30, 2008	3,952,954	$12.52	6.5 years	$125,000

Exercisable at September 30, 2008	2,684,291	$14.79	5.2 years	$124,000

Available for grant at September 30, 2008	1,460,314

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. For the three and nine months ended September 30, 2008, options exercised totaled 625 and 8,697 shares, respectively, with a total intrinsic value of $600 and $2,200, respectively. Total intrinsic value of options exercised was $884,000 for the nine months ended September 30, 2007.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended September 30, 2008 is as follows:

		Weighted
		Average
		Grant date
	Shares	Fair Value
Outstanding at January 1, 2008	376,206	$9.82
Granted	451,135	6.38
Forfeited	(6,400)	10.56
Vested	(59,906)	7.96

Outstanding at September 30, 2008	761,035	$7.92

     There were no unvested restricted stock grants or restricted stock units issued in the three months ended September 30, 2008.
     As of September 30, 2008, the Company had $9.4 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.
Note 12 — Taxes
     The Company recorded an income tax benefit of $87,000 and income tax expense of $302,000 for the three and nine months ended September 30, 2008, respectively, and income tax expense of $228,000 and $953,000 for the three and nine-month periods ended September 30, 2007, respectively. The income tax benefit realized during the three-month period ended September 30, 2008 was primarily the result of tax legislation included in the Housing and Economic Recovery Act of 2008, enacted in July 2008 that provides for a corporation to receive a refund of previously generated U.S. income tax credits. This income tax benefit was offset by foreign income taxes payable. The expense recorded in all other periods was primarily related to foreign income taxes payable.
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2008	2007	2008	2007	2008	2007
Three months ended September 30,
Product revenue	$32,712	$6,086	$5,353	$36,656	$38,065	$42,742
Service revenue	10,816	7,421	5,712	4,826	16,528	12,247

Total revenue	$43,528	$13,507	$11,065	$41,482	$54,593	$54,989

	United States		Other Countries		Total
	2008	2007	2008	2007	2008	2007
Nine months ended September 30,
Product revenue	$64,256	$40,626	$17,350	$49,565	$81,606	$90,191
Service revenue	28,340	23,849	17,508	14,683	45,848	38,532

Total revenue	$92,596	$64,475	$34,858	$64,248	$127,454	$128,723

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $38.5 million and $79.9 million, respectively, for the three and nine months ended September 30, 2008, compared to approximately $11.9 million and $62.2 million, respectively for the three and nine months ended September 30, 2007.
     There has been no material change in the balances of long-lived assets, except for the impact of foreign currency translation on goodwill.
     Note 14 — Subsequent Events
     In October 2008, the Company repurchased Convertible Notes in two transactions with an aggregate face amount of $40.2 million for $36.9 million plus accrued interest and fees resulting in a gain of approximately $3.0 million, which will be recorded in the fourth quarter of 2008. After these repurchases, the Company has an aggregate principal amount of $39.8 million of Convertible Notes outstanding.
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
Summary of First Nine Months of 2008 Results
     Total revenue for the first nine months of 2008 decreased by $1.3 million or 1% compared to the first nine months of 2007, with lower product revenue of $8.6 million offset in part by higher service revenue of $7.3 million.
     Loss from operations was $11.5 million for the first nine months of 2008 compared to a loss from operations of $4.7 million for the first nine months of 2007 due primarily to higher operating expenses, which in turn was driven predominately by increased net research and development expense.
     Net cash used in operations for the first nine months of 2008 was $72.6 million compared to net cash used in operations of $1.2 million for the first nine months of 2007. The net cash use was largely driven by a build-up in inventory to support customer shipments and acceptances. Cash and cash equivalents, restricted cash and short-term investments totaled $103.6 million as of September 30, 2008 compared to $179.1 million as of December 31, 2007.
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
     In the capability market and in large capacity procurements in the enterprise market, the use of commodity processors and networking components is resulting in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of dual and quad-core processors, these unbalanced systems have even lower productivity, especially in larger systems running more complex applications, a trend that is likely to increase with the arrival of ever larger multi-core processors in future years. Vendors have also begun to augment standard microprocessors with other processor types in order to solve complex problems faster. In addition, with increasing numbers of multi-core processors, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale. We have demonstrated expertise in several processor technologies—massively parallel processing, vector processing, multithreading and co-processing with field programmable gate arrays. Further, we offer unique capabilities in high-speed, high bandwidth interconnect design, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger multi-core processors become available and as multiple processing technologies become integrated into single systems.
     To compete against cluster systems in the longer term, we need to continue to incorporate performance differentiation across our products. We provide significant performance differentiation with our high-bandwidth, massively parallel commodity processor-based products, such as our Cray XT4, Cray XT5 and successor systems, along with our custom processor differentiated products such as the Cray XT5h and Cray XMT systems.
Our Goals and Strategy
     Our goals are to become the leading provider of supercomputers in the HPC markets that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:
     Gain Share in Our Core HPC Market. We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are primarily focused on the mid-range and lower end of the HPC market where low-bandwidth cluster systems dominate. We plan to remain focused primarily on the high-end supercomputing segment of the HPC market.
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
     Expand Our Total Addressable Market. Over time, we intend to expand our addressable market by leveraging our technologies, customer base, Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC. Our Cray CX1 product and expansion of our Technical Services offerings, including custom engineering projects, are in furtherance of this strategy.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the quad-core Cray XT4 system and the Cray XT5 family and our longer-term product roadmap, including our collaboration with Intel, are efforts to increase product revenue. We expect that product revenue will increase significantly in 2008 over 2007, assuming we receive acceptance of a petaflops (1,000 trillion floating point operations per second) supercomputer in late 2008. We also plan to increase our Cray Technical Services offerings and market complementary products, such as the Cray CX1 system, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross margins. Our total gross margin and our product gross margin for the first nine months of 2008 were 43% and 44%, respectively, increases from the respective 2007 levels of 38% and 36%. Total gross margin for first nine months of 2008 was favorably impacted by a nonrecurring Cray Technical Services project that concluded in the first quarter of 2008, favorable product mix that resulted in a higher product margin of 55% in the third quarter, compared to 40% in the prior year period, and a favorable contract adjustment in the third quarter of 2008. We need to continue to maintain and improve our product gross margins, which we believe is best achieved through product differentiation.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, likely will result in increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Our operating expenses for the first nine months of 2008 were approximately $13.2 million greater than the corresponding 2007 period, driven largely by higher net research and development expenses in 2008 resulting from lower amounts recognized from government co-funding arrangements.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill, accounting for income taxes, research and development expenses and share-based compensation. Our relevant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2007 Form 10-K and should be reviewed in conjunction with the accompanying condensed consolidated financial statements and notes thereto as of September 30, 2008, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
     We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, we consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to our customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectability is reasonably assured. We record revenue in our Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Goodwill
     Approximately 15% of our total assets as of September 30, 2008 consisted of goodwill resulting from our acquisition of the Cray Research business unit assets from Silicon Graphics, Inc. in 2000 and our acquisition of OctigaBay Systems Corporation in 2004. We no longer amortize goodwill associated with these acquisitions, but we are required to conduct periodic analyses of the recorded amount of goodwill in comparison to its estimated fair value. We currently have one operating segment and reporting unit. As such, we evaluate any potential goodwill impairment by comparing our net assets against the market value of our outstanding shares of common stock. We performed an annual impairment test effective January 1, 2008, and determined that our recorded goodwill was not impaired, and we continue to monitor possible goodwill impairment on an ongoing basis.
     During October 2008, the market value of our outstanding shares of common stock has been below the value of our net assets as of September 30, 2008, which may require us to perform an impairment test before our next annual test. The outcome of such test may result in an impairment charge related to our goodwill balance.
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
     As of September 30, 2008, we had approximately $139.2 million of deferred tax assets, against which we provided a $138.3 million valuation allowance, resulting in a net deferred tax asset of $863,000. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized.
Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our systems, costs incurred to enhance and support existing features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government or other parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance.
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
New Accounting Pronouncements
     Effective January 1, 2008, we implemented FAS No. 157, Fair Value Measurement (“FAS 157”), for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, adopting FAS 157 will have on our non-financial assets and liabilities.
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
     In March 2008, the FASB issued FAS No. 161, which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of FAS 161 to have a significant impact on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial statements.
Results of Operations
Revenue and Gross Margins
     Our revenue, cost of revenue and gross margin for the three and nine months ended September 30, 2008 and 2007 were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product revenue	$38,065	$42,742	$81,606	$90,191
Less: Cost of product revenue	17,266	25,618	45,681	57,422

Product gross margin	$20,799	$17,124	$35,925	$32,769

Product gross margin percentage	55%	40%	44%	36%
Service revenue	$16,528	$12,247	$45,848	$38,532
Less: Cost of service revenue	9,362	7,222	26,962	22,880

Service gross margin	$7,166	$5,025	$18,886	$15,652

Service gross margin percentage	43%	41%	41%	41%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue	$54,593	$54,989	$127,454	$128,723
Less: Total cost of revenue	26,628	32,840	72,643	80,302

Total gross margin	$27,965	$22,149	$54,811	$48,421

Total gross margin percentage	51%	40%	43%	38%
Product Revenue
     Product revenue for the three and nine months ended September 30, 2008, consisted of $30.9 million and $74.4 million, respectively, primarily from Cray XT4, Cray XT5h, Cray XMT and other products, and $7.2 million from our Red Storm development project, which was completed during the third quarter of 2008. Product revenue for the three and nine months ended September 30, 2007, consisted of $42.7 million and $90.2 million, respectively, principally from Cray XT4, Cray XT3, Cray XD1 and Cray X1E systems and other products. No revenue was recognized from our Red Storm development project during the three or nine months ended September 30, 2007.
     Our 2008 results are highly dependent on the acceptance of the petaflops system at Oak Ridge National Laboratory. If the system is accepted in late 2008, then we expect to have product revenue for the year in the range of $200 million, with additional product revenue possible if other systems currently expected to be accepted in early 2009 are accepted in December 2008. If the acceptance of the Oak Ridge petaflops system occurs in 2009, then 2008 product revenue would be adversely impacted by about $100 million, and we would have a net loss for the year. A wide range of potential outcomes exists for 2009, with the principal drivers being which customer acceptances are achieved in 2008 and winning new business for 2009. Assuming 2008 product revenue of about $200 million, we currently expect that 2009 product revenue will be less than 2008, perhaps significantly.
Service Revenue
     Service revenue for the three months ended September 30, 2008, was $16.5 million compared to $12.2 million for the same period in 2007, due to a $2.6 million increase in Cray Technical Services revenue and a $1.7 million increase in maintenance service revenue. Service revenue for the nine months ended September 30, 2008 was $45.8 million compared to $38.5 million for the same period in 2007 primarily due to higher Cray Technical Services revenue of $5.6 million.
     We expect that our overall service revenue will increase in 2008 from 2007 levels due to higher Cray Technical Service and maintenance revenue. For 2009, we expect a significant further increase in overall service revenue, potentially to a total of $75 million or more, led primarily by increases in Technical Services revenue.
Cost of Product Revenue and Product Gross Margin
     Despite the $4.7 million decrease in product revenue, product gross margin increased by just under $3.7 million and product gross margin percentage increased 15 percentage points to 55 percent for the three-month period ended September 30, 2008 compared to the same period in 2007. The increases in product gross margin and product gross margin percentage were the result of favorable product mix including the Cray XT5h and Cray XMT, both Cray-designed custom processor systems, and a $4.0 million favorable contract adjustment, which resulted in the recognition of $4.0 million of previously deferred product revenue with zero associated cost of product revenue. For the nine-month period ended September 30, 2008 product gross margin improved by $3.2 million despite an $8.6 million decrease in product revenue, with gross margin percentage increasing by 8 percentage points to 44 percent as compared to the same period in 2007, primarily due to increased margins across all current products, including initial revenue from the Cray XT5h and Cray XMT systems and the favorable third quarter 2008 contract adjustment.
     For 2008, we expect overall product gross margin percentage to be in the range of 35 to 38 percent. Product gross margin percentage in 2009 is expected to decrease to below 30 percent due to a shift in product mix, including sales of the Cray CX1 system, and the negative impact of a multi-phase contract for a Cray XT5 system of approximately $41 million that has a very low margin due to a delay of critical parts from a supplier; this revenue is anticipated to be recognized in late 2009.

Cost of Service Revenue and Service Gross Margin
     The cost of service revenue increased $2.1 million and $4.1 million, respectively, in the three and nine months ended September 30, 2008, compared to the same 2007 periods, primarily due to increased costs of $1.2 million and $2.4 million, respectively, associated with our increased Cray Technical Services activities, and $800,000 and $1.4 million, respectively, in increased maintenance service personnel expense. Despite these increased costs, service gross margin percentage improved by 2 percent, to 43 percentage points for the three-month period ended September 30, 2008, as compared to the same period in 2007, primarily due to the increase in Cray Technical Services revenue. For the nine month periods ended September 30, 2008 and 2007, service gross margin remained constant, at 41 percent, with gains in Cray Technical Service revenue offset by the additional associated costs.
     For 2008, we expect service gross margin percentage to be consistent with 2007 levels, with gross margin contribution increasing with an increase in Cray Technical Services revenue offset by additional costs associated with expanding these offerings. We expect 2009 service gross margin percentage to be at approximately the same as or slightly down from 2008 levels.
Research and Development Expenses
     Our research and development expenses for the three and nine months ended September 30, 2008 and 2007, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross research and development expenses	$23,797	$23,730	$68,105	$67,913
Less: Amounts included in cost of product revenue	—	(176)	—	(641)
Less: Reimbursed research and development (excludes amounts in revenue)	(11,433)	(14,487)	(30,132)	(41,466)

Net research and development expenses	$12,364	$9,067	$37,973	$25,806

Percentage of total revenue	23%	16%	30%	20%
     Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the DARPA Phase III project. In 2007, the limited remaining research and development expenses on the Red Storm development project were reflected in our Condensed Consolidated Statements of Operations as cost of product revenue. Government co-funding on our other projects, including DARPA Phase III, is recorded in our Condensed Consolidated Statements of Operations as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and contracted engineering expenses.
     For the three and nine months ended September 30, 2008, net research and development expenses increased as compared to the same periods in 2007, due to lower amounts recognized from government co-funding, primarily due to the end of government funding for our Cray XT5h system (formerly code-named BlackWidow) in the fourth quarter of 2007. The additional development costs associated with the support of the Intel collaboration have been largely offset to date by lower costs for other outside services.
     For 2008, and assuming product revenue of approximately $200 million, we anticipate net research and development expenses will be approximately $51 million, largely due to the end of government funding for our Cray XT5h system in the fourth quarter of 2007, additional development costs associated with the support of the Intel collaboration and variable compensation. Our fourth quarter estimate of net research and development expense assumes the acceptance of the fourth milestone under the DARPA Phase III contract. If we are not successful in achieving this milestone, net research and development expense for 2008 will increase by approximately $10 million. For 2009, we expect net research and development expenses to decrease modestly, with some increases in gross research and development expense due to continued work on the DARPA Phase III project offset by increased government funding. If the fourth milestone is completed in 2009, net research and development expense would decrease by a similar amount.

Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2008 and 2007, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and marketing	$6,135	$5,423	$17,365	$15,814
Percentage of total revenue	11%	10%	14%	12%
General and administrative	$3,775	$3,340	$10,936	$11,442
Percentage of total revenue	7%	6%	9%	9%
     Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2008, increased from the same periods in 2007, primarily due to increased personnel expenses, variable compensation and marketing activities. For 2008, we expect sales and marketing expenses will be higher than 2007 levels primarily due to increased sales commissions on higher anticipated product sales, increased headcount and higher variable incentive pay amounts. We anticipate slightly higher sales and marketing activities in 2009 due to headcount increases and additional marketing activities associated with our introduction of the Cray CX1 supercomputer.
     General and Administrative. General and administrative expenses for the three months ended September 30, 2008, were $435,000 higher than the same period in 2007 primarily due to higher outside service costs. For the nine months ended September 30, 2008, general and administrative costs were $506,000 lower than the same period in 2007 due to decreased outside service costs. For 2008, we expect general and administrative expenses to be higher than 2007 expense levels, principally due to higher expected variable incentive pay amounts. For 2009, general and administrative expenses are anticipated to be flat to somewhat lower than the 2008 level.
Other Income (Expense), net
     For the three months ended September 30, 2008, we recognized net other expense of $432,000, compared to net other income of $294,000 for the same period of 2007. For the nine months ended September 30, 2008, we recognized net other income of $361,000 compared to $765,000 for the same period in 2007. Net other expense for the three months ended September 30, 2008 was principally the result of foreign currency transaction losses. Net other income for the nine months ended September 30, 2008 was the result of foreign currency transaction gains. Net other income for the three months ended September 30, 2007 was principally the result of foreign currency transaction gains. Net other income for the nine months ended September 30, 2007 was principally the result of gains realized prior to a foreign currency derivative’s designation as an effective cash flow hedge and net foreign currency transaction gains. We expect to record a gain from the repurchase of approximately half of our outstanding Convertible Notes of approximately $3.0 million in the fourth quarter of 2008.
Interest Income (Expense)
     Our interest income and interest expense for the three and nine months ended September 30, 2008 and 2007 were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$479	$1,520	$3,145	$5,118
Interest expense	(820)	(804)	(2,395)	(2,403)

Net interest income (expense)	$(341)	$716	$750	$2,715

     Interest income decreased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 as a result of significantly lower short-term interest rates and lower average invested cash balances.
     Interest expense for the three months ended September 30, 2008 and 2007 consisted of $600,000 of interest on our Convertible Notes in each period and non-cash amortization of capitalized issuance costs of $174,000 and $172,000, respectively. Interest expense for the nine months ended September 30, 2008 and 2007 consisted of $1.8 million of interest on our Convertible Notes in each period and non-

cash amortization of capitalized issuance costs of $520,000 and $516,000, respectively. Interest expense for the fourth quarter of 2008 will be lower than previous quarters, reflecting the repurchase in early October 2008 of $40.2 million of outstanding Convertible Notes.
Taxes
     We recorded an income tax benefit of $87,000 and income tax expense $228,000 for the three months ended September 30, 2008 and 2007, respectively. The income tax benefit was primarily the result of tax legislation included in the Housing and Economic Recovery Act of 2008 enacted in July 2008 that provides for a refund of our previously generated U.S. income tax credits. Income tax expense of $302,000 and $953,000 for the nine months ended September 30, 2008 and 2007, respectively, was primarily due to income taxes due in certain foreign tax jurisdictions.
Net Income (Loss)
     We had net income of $5.0 million for the three months ended September 30, 2008, compared to net income of $5.1 million for the comparable 2007 period, with the increase in service revenue and gross margins largely offsetting higher operating expenses, primarily driven by increases in net research and development expense. For the nine months ended September 30, 2008, our net loss increased by $8.5 million compared to the 2007 period to a net loss of $10.7 million largely due to higher operating expenses, predominately increased net research and development expense.
     For 2008, and assuming acceptance of the petaflops system at Oak Ridge National Laboratory in December 2008, we expect to have revenue for the year in the range of $265 million; overall gross margin percentage to be about 37%; operating expense, before any goodwill impairment and assuming passage of the fourth milestone of the DARPA Phase III contract, to be approximately $92 million, including $51 million for net research and development expense; and to record a net profit. Given the current market price for our common stock, it is possible that we will have to recognize an amount as an impairment to our current goodwill. If the petaflops system at Oak Ridge National Laboratory system is not accepted in 2008, 2008 revenue would be adversely impacted by about $100 million, and we would have a net loss for the year.
     For 2009, and assuming 2008 total revenue of about $265 million, we expect 2009 total revenue to be flat to modestly down from that level, with increased service revenue, primarily growth in Cray Technical Services, partially offsetting a decrease in product revenue. We expect revenue will likely be higher in the first and last quarters of the year. Actual revenue in 2009 will be dependent upon the 2008 actual results and winning new business for 2009. We expect overall 2009 gross margins percentage to decrease to approximately 30%, due primarily to lower product margins as described earlier. Operating expenses are anticipated to be flat to somewhat down from 2008 levels, with less variable compensation and decreases in net research and development expense offsetting increases in sales and marketing expense. Based on the foregoing, we expect to incur a loss for the year in the range of $7.5 million to $10 million. For 2009, we will have to account separately for the liability and equity components of our outstanding Convertible Notes under FSP APB 14-1, which may result in an increase to non-cash interest expense and further increase our net loss for 2009.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $152.6 million at September 30, 2008 compared to $202.8 million at December 31, 2007; cash and cash equivalents decreased by $31.1 million and restricted cash decreased by $8.6 million, while short-term investments decreased by $35.9 million and accounts receivable increased by $25.5 million. At September 30, 2008, we had working capital of $130.5 million compared to $150.8 million at December 31, 2007.
     Net cash used in operating activities for the nine months ended September 30, 2008 was $72.6 million compared to net cash used in operating activities of $1.2 million for the same period in 2007. For the nine months ended September 30, 2008, net cash used in operating activities was principally the result of an increase in inventory and accounts receivable and decreases in advance research and development payments, partially offset by an increase in accounts payable and deferred revenue. For the nine months ended September 30, 2007, net cash used in operating activities was principally the result of our net loss for the period, an increase in inventory and accounts receivable and a decrease in advance research and development payments, partially offset by increases in accounts payable and deferred revenue.
     Net cash provided by investing activities was $41.7 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $42.3 million for the respective 2007 period. Net cash provided by investing activities for the nine months ended September 30, 2008 was due principally to the sales or maturities of short-term investments and a decrease in restricted cash, partially offset by purchases of property and equipment and purchases of short-term investments. Net cash used by investing activities for the nine months ended September 30, 2007 was due principally to the purchase of short-term investments, net of their sales and maturities, and purchases of property and equipment.
     Net cash provided by financing activities reported for the nine months ended September 30, 2008, was $405,000, compared to $1.6 million for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2008 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2007 resulted primarily from the exercise of stock options and the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, repurchase of our remaining outstanding Convertible Notes, outside engineering expenses, particularly as we continue development of our Cray XT5 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our remaining 2008 capital budget for property and equipment is approximately $3.0 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual obligations at September 30, 2008 (in thousands):

	Amounts Committed by Year
		2008
		(Fourth
Contractual Obligations	Total	Quarter)	2009-2011	2012-2013	Thereafter
Development agreements	$72,567	$20,241	$37,326	$15,000	$—
Operating leases	19,994	912	7,012	4,190	7,880
Unrecognized income tax benefits	1,018	—	758	260	—

Total contractual cash obligations	$93,579	$21,153	$45,096	$19,450	$7,880

     In August 2008, the Company entered into a new lease for its headquarters office space located in Seattle, Washington. The new premises consist of approximately 54,000 square feet. The lease has a term of approximately 102 months from the commencement date, which is expected to occur in the first quarter of 2009.
     As of September 30, 2008, we had $80.0 million in aggregate principal amount of outstanding Convertible Notes, of this amount, $40.2 million is classified as current. The Convertible Notes bear interest at an annual rate of 3.0%, or $2.4 million per year, and holders of the Convertible Notes may require us to purchase the Convertible Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Convertible Notes. In October 2008, we repurchased Convertible Notes with a face amount of $40.2 million for $36.9 million plus accrued interest and fees. We expect that the holders of the Convertible Notes will likely require us to purchase the remaining Convertible Notes on December 1, 2009, and we are evaluating our options for repayment. In August 2008, we amended our line of credit reducing the maximum line of credit to $1.4 million from $10.0 million. This facility expires June 1, 2009. As of September 30, 2008, $1.2 million of the line of credit supported outstanding letters of credit and we were eligible to use the remaining $200,000; however, this amount is subject to fluctuations related to foreign currency exchange rates on the outstanding letters of credit.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine-month periods ended September 30, 2008, we incurred $7.0 million and $13.0 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. Our net cash (cash and cash equivalents less the remaining outstanding Convertible Notes) is anticipated to increase by the end of 2008 compared to the level at the end of the 2008 third quarter. We expect our cash resources to be adequate for at least the next twelve months.
     The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT5, Cray CX1 and Cray XT5h systems, with adequate margins. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” in Part II below.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates and foreign currency fluctuations.
     Interest Rate Risk: We invest our available cash principally in highly liquid investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Our investments are currently in fixed interest rate instruments, which carry a degree of market risk. Fixed-rate investments may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates. A 0.5 percent change in interest rates would not be significant.
     The table below presents fair values and related weighted average interest rate by investment class at September 30, 2008. The average maturity of these investments is less than nine months.

		Weighted
		Average
	Fair Value	Interest Rate
Corporate notes and bonds	$9,698	5.3%
Asset-backed securities	3,000	4.1%

Total short-term investments	$12,698

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2008, we were a party to forward exchange contracts that hedged approximately $34.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2008, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $485,000.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2008, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.

Part II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales planned for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, we expect a substantial portion of our potential product revenue in the fourth quarter of 2008 to come from a few major transactions involving our quad-core Cray XT5 and Cray XT4 systems, including approximately $100 million from the acceptance of the petaflops system at Oak Ridge National Laboratory. Delays in recognizing revenue from this or any other transaction due to development delays, not receiving needed components timely or with anticipated quality and performance, not achieving product acceptances, contractual provisions or for other reasons, would have a material adverse effect on our operating results in the 2008 fourth quarter, and could shift associated revenue, margin and cash receipts into 2009.
     We have experienced net losses in recent periods. For example, in 2005 we had a net loss of $64.3 million, in 2006 we had a net loss of $12.1 million, in 2007 we had a net loss of $5.7 million, and in the first nine months of 2008 we had a net loss of $10.7 million, with net losses in the first two quarters offsetting a net profit in the third quarter of the year.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully completing development and selling of our Cray XT5 system, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	the competitiveness of our products, which may be affected by the competitiveness of key components from suppliers;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding and the meeting of developmental milestones;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product margin contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the capacity of our production facility to assemble, test and ship sufficient completed systems to meet our revenue forecast;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products;

•	the impact of expensing our share-based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment; and

•	whether we will record an impairment charge with respect to our goodwill.
The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results and is affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for product acquisitions and research and development contracts, which may be adversely affected by the current economic and fiscal situation;

•	price fluctuations in the commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders and product acceptances had a substantial adverse effect on our past results, including the first nine months of 2008 and quarterly and full year results for 2007 and prior years, and could continue to have such an effect on our results in the 2008 fourth quarter and in future years.
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We subcontract the manufacture of a majority of the hardware components for all of our products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use key service providers to co-develop key technologies, including integrated circuit design and verification. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
•	if a supplier does not provide components that meet our specifications or the supplier’s technology roadmap in sufficient quantities on time, then production and sales of our systems could be delayed, which would result in decreased revenue and gross margin and adversely affect cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products, such as our current production ramp for our Cray XT5 system;

•	if an interruption of supply of our components occurs because a supplier decides to no longer provide those components, increases the price of those components significantly or imposes allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components. In some cases, such as with key integrated circuits and memory parts, we may not be able to redesign such components or find alternate sources that we could use in any realistic time frame. Defective components may need to be replaced, which may result in increased costs and obsolete inventory;

•	if a supplier cannot provide a competitive key component, such as microprocessors, our systems may be less competitive than systems using components with greater capability;

•	if a supplier provides us with hardware, software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through additional design testing and verification efforts and respins of integrated circuits and/or development of replacement components, then production and sales of our systems could be delayed and systems installed at customer sites could require significant field component replacements, which would result in decreased revenue and gross margin and adversely affect cash flow;

•	if a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.
     To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and Cray XT5 systems are based on certain AMD Opteron™ processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, adversely affected our revenue and operating results in the fourth quarter of 2007 and the first nine months of 2008 and could continue to adversely affect results for the remainder of 2008 and in subsequent periods. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors or develops less competitive products, our product revenue, margins and operating results would be adversely affected. Our collaboration with Intel announced in April 2008 will not mitigate this risk with respect to processors for several years.
     The achievement of our business plan in 2008 and future periods is highly dependent on increased product revenue and margins from our Cray XT5 and successor systems. We expect that a substantial majority of our product revenue in the fourth quarter of 2008 and in 2009 will come from sales of quad-core Cray XT5 systems in the United States and overseas. Initial deliveries of quad-core Cray XT5 systems occurred in the third quarter of 2008 and we expect initial acceptances of those systems in the fourth quarter of 2008. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT5 systems must scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT5 systems, including the Oak Ridge National Laboratory petaflops system and other significant installations, and would impact fourth quarter 2008 and 2009 operating results adversely.
     Several factors affect our ability to obtain higher margins for our products, such as:
•	the level of product differentiation in our Cray XT5 and successor systems. We need to compete successfully against HPC systems from large established companies and low bandwidth cluster systems.

Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;
•	in the past, product margins have been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory;

•	in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our margins. Either way, our operating results could be adversely affected; and

•	we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross margin through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross margins in 2007 and the first nine months of 2008, and there may be additional penalties in the fourth quarter of 2008 and future periods. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance.
     To improve our financial performance, we need greater product differentiation and to limit negative manufacturing variances, contract penalties and other charges that adversely affect product margin, and failure to do so will adversely affect our operating results.
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to completing the development of the scalable system software and hardware for quad-core Cray XT5 systems for revenue generation in 2008, we continue to work on our product roadmap, including the Cray XMT system and successor systems to the Cray XT5 system, and incorporating Intel technologies into and completing our Cascade program. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Directing engineering resources to solving current issues has adversely affected the timely development of successor or future products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2005, 2006, 2007 and the first nine months of 2008, approximately 55%, 45%, 64% and 78%, respectively, of our product revenue was derived from such sales. Our 2008 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     If government support for development of our supercomputer systems is delayed, reduced or lost, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease.  Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, the current economic uncertainty, a change of priorities, international political developments, overall budgetary considerations or other reasons. In recent years, the U.S. government has delayed enacting significant appropriations bills substantially past the commencement of its October 1 fiscal year. To date only three of the 12 annual fiscal year 2009 spending bills, including the Defense Appropriations bill, have been enacted. Most other agencies, including the Department of Energy, are currently operating under a continuing resolution at fiscal year 2008 levels through March 2009 when the new Congress and administration are expected to complete the appropriations process. Any delay, decrease or cessation of governmental support could cause an increased need for capital, increase significantly our research and development expenditures and have a material adverse impact on our operating results and our ability to implement our product roadmap.
     A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and to a lesser extent our Cray XMT project through another government agency; this combined funding significantly reduces our reported level of net research and development expenses. The DARPA program calls for the delivery of prototype systems by late 2010, and provides for a contribution by DARPA to us of up to $250 million payable over approximately four years, assuming we meet ten milestones. We have met three of these milestones through September 30, 2008. We are nearing the completion of negotiations with DARPA to change the scope and schedule of this program, including changes to incorporate Intel technologies and establish later delivery dates, new milestones and new payment dates and amounts. If we are unable to complete the negotiations or, even if we succeed in our negotiations but are unable to meet the remaining milestones, either of which may lead to a termination of the program, our cash flows and expenses would be adversely impacted and our Cascade product development program would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and 2008, with additional delays possible. If we do not achieve a milestone in the period we had estimated, we may incur research and development expense, without offsetting co-funding, which will increase our net research and development expense during the period. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must have contributed at least $125 million towards the project’s total development cost; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program. Government funding for the Cray X2 blade and associated software in our Cray XT5h system, formerly our “BlackWidow” program, ended in 2007, and our continued development work on this product in 2008 has resulted in increased research and development expense.
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
     Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer substantial discounts to potential customers, and we have not always been able to match these sales incentives. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any positive margin on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.
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
     Expansion of new Cray Technical Services could reduce our overall service margins. We plan to continue to expand our capabilities to deliver Cray Technical Services through the addition of experienced managers and new personnel, marketing of these services and commencing new projects, including undertaking potentially significant custom engineering projects. To the extent that we incur additional expenses in this effort, our overall service margins will be adversely affected. At least initially most of these new projects will be for the U.S. government and likely require us to enter agreements subject to, from our perspective, new or additional Federal Acquisition Regulations, including costing and pricing requirements. These regulations are complex and subject to audit to insure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties.
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
     Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results (particularly if they are less than our or analysts’ previous estimates), changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations by us or our competitors, general economic conditions and conditions in our industry. The low market prices in October 2008 for our common stock may require us to record an impairment charge on the goodwill included on our Condensed Consolidated Balance Sheets, which would adversely impact our reported net income.
     Our indebtedness may adversely affect our financial strength. In December 2004 we sold $80.0 million in aggregate principal amount of Convertible Notes. Holders may require us to purchase all or a part of their Convertible Notes for cash at a purchase price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest on December 1, 2009, December 1, 2014 or December 1, 2019, or upon the occurrence of certain events provided in the indenture governing the Convertible Notes. Following certain repurchases of Convertible Notes in early October 2008, we currently have $39.8 million in principal amount of Convertible Notes outstanding. As of September 30, 2008, we had no other outstanding indebtedness for money borrowed and no material equipment lease obligations. We have a $1.4 million cash secured credit facility which supports existing letters of credit, with $200,000 additional funding available under this facility. Our current credit facility constitutes senior debt with respect to the Convertible Notes. We may incur additional indebtedness for money borrowed, which may include borrowing under new credit facilities or the issuance of new debt securities, including a potential refinancing of the outstanding Convertible Notes. Over time, the level of our indebtedness could, among other things:
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
     We will require a significant amount of cash to purchase the Convertible Notes and to fund planned capital expenditures, research and development efforts and other corporate expenses and may have to seek additional financing. On December 1, 2009, December 1, 2014 or December 1, 2019, holders of our Convertible Notes may require us to purchase their Convertible Notes for cash, and we currently expect that we likely will be required to purchase all of the remaining Convertible Notes on December 1, 2009. Following certain repurchases of Convertible Notes in early October 2008, we currently have $39.8 million in principal amount of Convertible Notes outstanding. In addition, holders may also require us to purchase their Convertible Notes upon a fundamental change, as defined in the indenture governing the Convertible Notes, which includes among other matters, a change of control. Our ability to repurchase the Convertible Notes in such events may be limited by law and by the terms of other indebtedness, we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Convertible Notes tendered to us for purchase. Our ability to make payments on our indebtedness, including the potential repurchase of the Convertible Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations, and we expect to have a net use of cash in 2008 as a whole, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Convertible Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would obtain additional funding through a financing in the event our financial resources became insufficient, especially in the current economic climate. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to our common stock.
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
     We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray CX1, Cray XT5 and successor systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2008, we had outstanding:
•	33,422,892 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,592,954 shares of common stock issuable upon exercise of options, of which options to purchase 2,684,291 shares of common stock were then exercisable; and

•	Convertible Notes convertible into an aggregate of 4,144,008 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Convertible Notes, a maximum of 5,698,006 shares of common stock (in early October 2008 we repurchased certain Convertible Notes, leaving outstanding Convertible Notes convertible into 2,061,642 shares, subject to adjustment as above to a maximum of 2,834,757 shares).
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of September 30, 2008, an aggregate of 761,035 shares held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at September 30, 2008, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Convertible Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Convertible Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Convertible Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Convertible Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Convertible Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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
Item 6. Exhibits
10.1	Lease dated as of August 11, 2008, between 900 Fourth Avenue Property LLC and the Company (1)

10.2	Third Amendment to Credit Agreement entered into as of August 22, 2008, between Wells Fargo Bank, National Association, and the Company (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2008.
Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
Date: November 7, 2008	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer