Form 10-K
period 2008-12-31
CRAY INC
filed 2009-03-13
CIK 949158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

Commission File Number: 0-26820

CRAY INC.
(Exact name of registrant as specified in its charter)

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fifth Avenue, Suite 1000 Seattle, Washington (Address of Principal Executive Office)	98164 (Zip Code)

Registrant’s telephone number, including area code:
(206) 701-2000

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2008, was approximately $150,000,000, based upon the closing price of $4.64 per share reported on June 30, 2008, on the Nasdaq Global Market.

As of March 2, 2009, there were 34,052,839 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 13, 2009, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K
For Fiscal Year Ended December 31, 2008

INDEX

Cray and Cray-1 are federally registered trademarks of Cray Inc., and Cray X1, Cray X1E, Cray X2, Cray XT3, Cray XT4, Cray XT5, Cray XT5h, Cray XT5m, Cray XMT, Cray CX1, Cray SeaStar, ECOphlex, Cray Linux Environment and Cray XD1 are trademarks of Cray Inc. The registered trademark Linux® is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

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

The risks, uncertainties and assumptions referred to above include the following: significantly fluctuating operating results with the possibility of periodic losses; our reliance on third-party suppliers to build and timely deliver competitive components that meet our specifications; the need for increased product revenue and gross profit, particularly from our Cray XT products and successor massively parallel systems; the timing and level of government support for supercomputer research and development and system purchases; the technical challenges of developing new supercomputer systems on time and budget; competitive pressures from established companies well known in the high performance computer market and system builders and resellers of systems constructed from commodity components; our ability to attract, retain and motivate key employees; and other risks that are described from time to time in our reports filed with the Securities and Exchange Commission (“SEC” or “Commission”), including but not limited to the items discussed in “Risk Factors” set forth in Item 1A below in this Annual Report on Form 10-K, and in subsequently filed reports.

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

General

We design, develop, manufacture, market and service high performance computing (“HPC”) systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect and system capabilities that enable our systems to scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our plans for 2009 and beyond are based on gaining market share in the high-end supercomputer market segment, extending our technology leadership, maintaining our focus on execution and profitability and expanding our addressable market through broadening of our engineering services offerings, including our Custom Engineering projects, and selling our new Cray CX1 and Cray XT5m systems.

We focus our sales and marketing activities on government agencies, industrial companies and academic institutions that purchase HPC systems. We sell our larger HPC products primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific, and we are building a world-wide channel partner network for our new Cray CX1 system. Our supercomputer systems are installed at nearly 100 sites in 20 countries.

We were incorporated under the laws of the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our acquisition of the Cray Research operating assets from Silicon Graphics, Inc. (“SGI”) in 2000. Our corporate headquarter offices are located at 901 Fifth Avenue, Suite 1000, Seattle, Washington, 98164, our telephone number is (206) 701-2000 and our website address is www.cray.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or our other SEC reports and filings.

Our History

In many ways our current history began in 2000 when we, as Tera Computer Company, acquired the operating assets of the Cray Research division from SGI and renamed ourselves Cray Inc. Tera Computer Company was founded in 1987 with the purpose of developing a new supercomputer system based on multithreaded architecture. Cray Research, Inc., founded in 1972 by Seymour Cray, pioneered the use of supercomputers in a variety of market sectors and dominated the supercomputer market in the late 1970’s and 1980’s. In 1996 SGI acquired Cray Research.

On April 1, 2000, we acquired from SGI the Cray product lines and current development projects, a worldwide service organization supporting Cray supercomputers installed at customer sites, integration and final assembly operations, system software and related experience and expertise, approximately 775 employees, product and service inventory, real property located in Chippewa Falls, Wisconsin, and the Cray brand name. Pursuant to a technology agreement, SGI assigned to us various patents and other intellectual property and licensed to us the rights to other patents and intellectual property.

On April 1, 2004, we acquired OctigaBay Systems Corporation (“OctigaBay”), located in Burnaby, B.C., Canada, which was developing a system targeted for the midrange market, which we named our Cray XD1 system. Initial commercial shipments of the Cray XD1 system began in the third quarter of 2004, with full production in the first half of 2005. While we stopped building new Cray XD1 systems in 2007, we have incorporated certain features of the Cray XD1 system into our Cray XT systems.

During the past three years, we have added depth to our management team, particularly in sales, marketing, engineering and finance. We have expanded our worldwide customer base, refined our product roadmap, increased our total addressable market, established a lower operating cost model and sharpened our focus on execution to meet customer expectations and improve our financial operating results.

Our Goals and Strategy

Our goals are to become the leading provider of supercomputers in the HPC market segments that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:

Gain Share in Our Core HPC Market.  We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are focused primarily on the mid-range and lower end of the HPC market where lower bandwidth cluster systems dominate. We continue to be focused primarily on the high-end supercomputing segment of the HPC market.

Extend Technology Leadership.  We are an innovation driven company in a technology driven market. We plan to maintain a technology leadership position by investing in research and development and partnering with key suppliers and customers with interests strongly aligned with ours. We will rely in part on government funding for our research and development efforts. We intend to execute on our product roadmap, supporting multiple processing technologies within single, highly scalable systems.

Expand Our Total Addressable Market.  Over time, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC. Our expansion of our engineering services offerings, including our Custom Engineering program, and our new Cray CX1 system, our first system based on Intel processors, and our new Cray XT5m system are three initiatives to further this strategy.

Maintain Our Focus on Execution and Profitability.  We are committed to achieving sustained profitability on an annual basis. We intend to continue to refine our product roadmap, converge our technologies and development processes, improve our ability to deliver high quality products on time and on budget and continue our commitment to financial discipline.

We believe our April 2008 collaboration with Intel is in line with each of these strategies. In the future we will be able to provide the HPC market with access to the best processors, whether from Intel or AMD, that are available at any point in time.

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

The HPC Market

The International Data Corporation (“IDC”), a leading HPC market analyst firm, now divides the HPC technical server market into four competitive segments by selling price:

•	supercomputers, which it defines as technical servers that sell from $500,000 and up;

•	divisional servers, which it defines as technical servers that sell from $250,000 to $499,999;

•	departmental servers, which it defines as technical servers that sell for $100,000 to $249,999; and

•	workgroup servers, which it defines as technical servers that sell for under $100,000.

We primarily target the supercomputer segment, although our Cray CX1 system targets the workgroup server market. IDC estimates that in 2007 the size of the entire HPC technical server market was $10.1 billion, with $2.7 billion in the supercomputer segment, and for 2008, IDC estimates that the HPC technical server market decreased to a range of $9.4 billion to $9.7 billion, with the supercomputer segment at $2.5 billion to $2.6 billion. See “New IDC HPC Market Definitions and How They Apply to the 2007 HPC Market” (February 2008) and “Economic Crisis Response: Worldwide Technical Computing HPC Market, 2008-2012 Forecast Update” (November 2008). In the latter forecast, IDC assumes that the high-end supercomputer segment will not decline as fast as the general economic slowdown, being sustained somewhat by long buying cycles and by an increasing number of petascale system purchases in the next one to three years. The IDC base forecast predicts that, following declines from 2007 levels in 2008 and 2009, the HPC market as a whole should return to growth in 2010 to 2012, with the supercomputer segment returning to above-2007 levels by 2010 and growing at a compound annual growth rate of 2.6% over the 2007 to 2012 period.

Vendors that compete in the HPC supercomputer market must commit significant resources to develop proprietary technologies and computing elements to meet the exacting needs of their customers. We believe that the technical requirements and high costs required to compete in this market segment are significant barriers to entry. Many of our potential competitors focus on the mid-range and lower segments of the HPC market. These segments comprise a larger market that is increasingly competitive and in which it is difficult for vendors to add significant value due to the commoditization of the products sold in that market. See “Competition” below.

Increasing Demand for Supercomputing Power

Supercomputer users are seeking answers to some of the world’s most complex problems in science and engineering. Addressing these challenges can require from 10 to up to 1,000 times or more the computing capability currently available with existing computer systems. For example, although in late 2008 one of our Cray XT5 systems was the first system in the world to reach the sustained petaflops level (1,000 trillion floating point operations per second) on real scientific applications, HPC system architects and government users already are considering how to build systems operating at exaflops levels (a million trillion floating point operations per second) over the next decade. Users require very large, powerful computing resources that are massively scalable, flexible and manageable, and can deliver high levels of sustained performance.

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

Governments have a wide range of ongoing and yet unmet security needs, ranging from burgeoning cryptanalysis and data mining requirements to rapid and accurate analysis of data from a diverse and growing number of disparate sources. In addition, governments constantly seek better simulation and modeling of weapons systems and the maintenance and reliability of nuclear stockpiles. They also use supercomputers to rapidly simulate real world battlefield conditions in increasing levels of detail.

Competition between countries to acquire the best supercomputing technology to enhance their worldwide competitiveness has increased. The U.S. government and its various agencies have determined that it is in the best economic and security interest of the country to establish and maintain a leadership position in the development of supercomputing technologies. One such initiative is the Defense Advanced Research Project (“DARPA”) High Performance Computer System (“HPCS”) initiative, under which we have received funding for our Cascade program since 2002 and have a contract to receive funding for our Cascade program into 2012. The DARPA program is designed to provide government support to develop breakthroughs in high productivity supercomputing systems for the national security and industrial user communities. This initiative has become increasingly important due to the trend towards commoditization in the HPC market, which is not expected to provide the advanced supercomputing capabilities necessary for the United States to achieve important goals and missions. Other countries such as Japan, China and members of the European Union also have programs in place to increase their worldwide competitiveness through the aggressive use of supercomputers.

Limitations of Existing and Emerging Solutions

Despite the demand for increased supercomputing power, systems capable of exploiting high-end opportunities have become less common. While there are a few systems in the market that have some of the characteristics and capabilities of our supercomputers, by and large today’s HPC market is replete with lower bandwidth cluster systems that are often limited in performance beyond certain system size and capability. These systems loosely link together, or cluster, multiple commodity servers using widely available processors and subsystems connected through commercially available interconnect products.

With standard commercial interconnect components, lower bandwidth cluster systems are not well-balanced — they may have fast processors, but performance is severely limited by the rate at which data can be moved throughout the system, such as to and from memory and especially among processors over the interconnection network. Because of the lack of specialized communication capabilities, these systems do not scale well — that is, as these systems grow in size their full system and per processor efficiencies degrade significantly. Additionally, as these systems grow in size, they may become unreliable because they lack the necessary management tools and built-in hardware redundancies to minimize disruptions.

Lower bandwidth cluster systems may offer higher theoretical peak performance, for equivalent cost, than do our systems, but they often lack in sustained performance when running real applications at scale. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate; this measure is obtained simply by multiplying the number of processors by their peak-rated speed and the number of floating point operations per cycle it can compute, assuming zero communications bottlenecks or system inefficiencies. Sustained performance, always lower than peak, is the actual speed at which a supercomputer system runs an application program. The sustained performance of lower bandwidth cluster systems on complex applications frequently is a small fraction, often less than 5%, of their theoretical peak performance — as these systems become larger, their efficiency declines even further, sometimes below 1% for the most challenging applications at scale.

The introduction of quad-core and octal-core processors and planned many-core processors, which incorporate more than one processing core on the same integrated circuit, will further stress the capabilities of lower bandwidth cluster systems, resulting in decreased per processor utilization due to the absence of balanced network and communication capabilities in such systems. Many-core processors may also increase the power and cooling requirements for these systems, making packaging an increasingly critical element.

Given these limitations, lower bandwidth cluster systems are better suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other, such as small problems and larger problems lacking communications complexity; users of such applications comprise the majority of the midrange and low end of the HPC market. The effectiveness of lower bandwidth cluster systems in our principal target market, the high end of HPC, is limited today, and we believe will become increasingly more limited in the future.

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

Our supercomputers utilize components and technologies designed to support the demanding requirements of high-end HPC users. In contrast, lower bandwidth cluster system vendors use processors, interconnects and system software designed to meet the requirements of the significantly larger general purpose server market and then attempt to leverage these commercially-oriented products into the HPC market. An important benefit of our purpose-built approach is significantly higher sustained performance on certain important applications at high scaling levels, with performance improvements on the order of 1.5 to 10 or more times that of our competitors. With our supercomputers, HPC users are able to focus on their primary objectives: advancing scientific discovery, increasing industrial capabilities and improving national security.

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and provide enhanced total costs of ownership;

•	custom design of interconnect systems and, in certain systems, proprietary processors;

•	flexibility of processor type, memory and network configuration and system software tools developed towards implementation of our Adaptive Supercomputing vision; and

•	the Cray brand name, synonymous with supercomputing, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.

We expect the advancement of many-core processors to be advantageous to us, complementing our technical strengths in networking, scaling system software and cooling and power management technologies. Additional cores will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system. Our balanced approach to system design will likely become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.

Our Current Products and Products in Development

Our supercomputers provide capability, capacity and sustained performance far beyond typical server-based computer systems, allowing users to address challenging scientific and engineering computing problems. Purpose-built for the supercomputing market, our systems balance highly capable processors, scalable system software and very high speed interconnect and communications capabilities. With the introduction of our Cray XT5m and Cray CX1 systems, we offer competitive products to a larger portion of the HPC technical server market. We plan to utilize increasingly common infrastructure pursuant to our Adaptive Supercomputing vision. Our goal is to bring new products and/or major enhancements to market every 12 to 24 months.

Current Products

Cray XT5 System.  The Cray XT5 system is our current principal massively parallel processing (“MPP”) system. Introduced in November 2007 as the successor to the Cray XT4 and Cray XT3 systems, the Cray XT5 system combines scalability with manageability, lower cost of ownership with reduced power and cooling requirements, and broader application support. The system has double the density and memory bandwidth of previous systems in the same footprint, supporting very high density processor configurations of 192 processor sockets or up to 768 processor cores and delivering more than seven teraflops (7 trillion floating point operations per second) of computational capacity per cabinet, with system peak and sustained performance designed to exceed one petaflops. Customers can upgrade to the Cray XT5 system from Cray XT3 or Cray XT4 systems and/or add on to the existing Cray XT systems, leveraging their investment over a longer life. Cray XT5 cabinets can be configured with Cray XT4 compute blades, for optimized compute-to-communication balance, or with new high-density Cray XT5 compute blades for memory-intensive and/or compute-biased workloads. Its Linux®-based operating system supports a broader range of applications. We shipped our first Cray XT5 system in the second half of 2008. The “Jaguar” system at Oak Ridge National Laboratory, the largest computer system in our history and the first and to date the only system in the world to exceed more than one petaflops sustained performance on real scientific applications, is a Cray XT5 system.

Cray XT4 System.  Our Cray XT4 system combines the capabilities of our Cray XT3 system and many features of our Cray XD1 system to provide a next generation massively parallel processor supercomputer system. Our Cray XT4 system uses Dual-Core and Quad-Core AMD Opterontm processors running a lightweight Linux operating system and connected to our proprietary second generation high speed network. Dual-core systems can be upgraded in the field to quad-core systems. The Cray XT4 system is highly scalable and is designed to provide significant improvements in peak and sustained performance over earlier systems. We shipped our first dual-core Cray XT4 system in November 2006, first shipped quad-core processors for a field upgrade in late 2007 and shipped our first quad-core Cray XT4 system in the first quarter of 2008. We expect to continue to upgrade existing Cray XT4 systems in 2009.

Cray XT5h Hybrid Supercomputer.  The Cray XT5h system is an integrated hybrid supercomputer that takes the scalar processing capability of the Cray XT5 system and adds vector processing and reconfigurable field programmable gate array hardware acceleration, allowing a single system to provide a variety of processing technologies for diverse workflows. The vector compute blades — called Cray X2 blades — provide the vector processing capabilities enabled by our former BlackWidow development program. A Cray X2 compute node, the core building block of the system, has four vector processors and 64 gigabytes of shared memory resulting in more than 100 gigaflops of peak performance and system scalability to 1,024 processors with 16 terabytes of globally addressable memory. This combination provides a successor to our Cray X1E system with major improvements to single thread scalar performance and overall price performance, as well as the ability to interface directly with scalar technology and reconfigurable computing technology in a single system. Applications originally developed for the Cray X1 and X1E systems port easily to the new Cray X2 processing nodes. We shipped our first Cray XT5h system in the fourth quarter of 2007 and shipped additional systems in 2008.

Cray CX1 System.  The Cray CX1 system, purpose-built for offices, laboratories and university departments requiring systems principally in the workgroup server market segment, incorporates up to 8 nodes and 16 Intel Xeontm processors, either dual or quad core — hence delivering up to 8 cores and up to 64 gigabytes of memory per node (with up to 64 cores per chassis), with up to 24 terabytes of internal storage within a chassis. Up to three chassis can be linked with the optional 24-port Infiniband switch allowing for easy expansion to 192 cores. Systems can be configured with a mix of compute, storage and visualization blades to meet customers’ individual requirements. The desk side system, which uses standard office power, features either the Windows® HPC Server 2008 operating system or the Red Hattm Enterprise Linux operating system. List prices start at around $25,000 and range to over $80,000 per chassis.

Cray XT5m System.  Our Cray XT5m midrange supercomputer is designed to make our HPC technology available to more users by targeting the lower end of the supercomputer market segment and the high end of the divisional server market segment, with price points starting at $400,000. The CrayXT5m system incorporates a version of our Cray SeaStar network specially designed and optimized for systems with peak performance of less than 100 teraflops, providing superior bandwidth, upgradeability and manageability at prices comparable to those of commodity clusters. Offered with up to six cabinets, the Cray XT5m series features many-core AMD Opteron processors and can be air or liquid cooled through use of Cray ECOphlex technology. The Cray Linux Environment enables the use of a wide range of open source tools as well as streamlined porting of a broad set of applications from independent software vendors. The Cray XT5m system compute blades are designed for maximum power efficiency with only the components needed for massively parallel processing: processors, memory and interconnect. The Cray XT5m series can be upgraded or expanded to take advantage of new technologies, such as next-generation compute processors, I/O technologies and interconnects as they become available, and can be upgraded to a full Cray XT5 supercomputer if desired.

Products in Development

Cray XMT System.  Our Cray XMT program is directed at developing a third generation multithreaded supercomputer, which offers global shared memory and high latency tolerance, with 128 threads per processor. The Cray XMT system utilizes our Cray XT infrastructure. The Cray XMT program is co-funded by the U.S. government. We shipped an early version of the Cray XMT system in September 2007 followed by shipments in the second half of 2008.

Baker.  Our Baker program is directed at creating the successor to our Cray XT5 system and extending our leadership position in massively parallel computing. The Baker system will utilize a new high-performance interconnect that combines technologies of the Cray XT and Cray XD1 systems and will integrate next generation many-core processors in a choice of air or liquid-cooled (ECOphlex) cabinets. The Baker system is expected to scale to multiple petaflops of peak performance. We began shipping the Baker ECOphlex cabinet in the second half of 2008, and the full Baker system is scheduled for delivery in the second half of 2010.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision supports the anticipated future needs of HPC customers by incorporating many of our technical strengths — system scalability, multiple processing technologies, including custom processors, and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a larger set of end-users. With Adaptive Supercomputing, we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application codes to the most appropriate processing elements — we expect this capability will enable programmers to write code in a more natural way. We believe our November 2006 DARPA $250 million award for research and development towards building a prototype “Cascade” system validates this vision, which was the center of our DARPA HPCS Phase III proposal.

Our Cascade development program implements our Adaptive Supercomputing vision. Our Cascade efforts are co-funded by the U.S. government through the November 2006 award to us under the DARPA HPCS program. Under our funding agreement with DARPA, we are to develop a prototype system that demonstrates the functionality required for scaling to multiple sustained petaflops levels of performance on real applications. Our system involves a new hybrid system architecture that combines multiple processor technologies including the use of Intel processors, a new high-performance network and an adaptive software layer into a single integrated system designed to automatically match the most effective processor technology to each application.

Pursuant to the DARPA program, we are obligated to spend at least $375 million of our funds, with DARPA reimbursing us up to $250 million. The DARPA program is milestone-based with eleven milestones, with a specified part of the DARPA reimbursement obligation associated with each milestone. Each milestone has specific requirements for information and deliverables that we are to provide and specified minimum exit criteria demonstrating that we are making required progress towards completion of the prototype system. DARPA provides a formal acceptance of each milestone, which is required for us to invoice for the associated DARPA payment. Overall, we anticipate spending in excess of the required $375 million to complete the program. To date, we have met four milestones and have received a total of $87.5 million in payments from DARPA; seven milestones remain, with the final prototype demonstration milestone scheduled for the second half of 2012. We will own the final prototype system and will provide our mission partners access to the prototype system for a period of six months following the completion of the DARPA program.

DARPA and we may mutually modify the terms of the program and, if funding is available and research opportunities reasonably warrant, may extend the term of the program. Either DARPA or we may terminate the program based on a reasonable determination that it will not produce beneficial results commensurate with the expenditure of resources. DARPA’s future financial commitments are subject to subsequent Congressional action, and we are not obligated to continue work on this project beyond the point that DARPA obligates funds to this program.

Our Markets

Our supercomputer systems are installed at nearly 100 sites in 20 countries. Our target markets for our products designed for the HPC supercomputer market segment in 2009 and beyond are:

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

Earth Sciences.  Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers doing weather and climate applications, including in Korea, Switzerland, Denmark, India and Spain.

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

Our target markets for our Cray CX1 system include users in the foregoing target markets who desire powerful HPC computers at affordable prices in office environments, including a broader array of users in the petroleum, life sciences, digital content creation and financial services industries.

In target markets such as the national security and scientific research markets, many customers have their own application programs. Other target customers, such as aerospace and automotive firms and some governmental agencies, require third-party application programs developed by independent software vendors running on more mature systems. The Cray CX1 system, with the choice of Windows HPC Server 2008 or Red Hat Enterprise Linux systems operating on Intel Xeon® processors, runs a broad range of standard applications and benchmarks.

Agencies of the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 81% of our 2008 revenue, 60% of our 2007 revenue and approximately 48% of our 2006 revenue. Significant customers with over 10% of our annual revenue were Oak Ridge National Laboratory in 2008, the National Energy Research Scientific Computing Center, the U.K. Engineering and Physical Sciences Research Council, and Oak Ridge National Laboratory in 2007 and the Korea Meteorological Administration and AWE Plc in 2006. International customers accounted for 16% of our total revenue in 2008, 38% of our total revenue in 2007 and 48% of our total revenue in 2006.

We currently have one operating segment for financial reporting purposes. Segment information and related disclosures about products, services and geographic areas are set forth in Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Technology

Our leadership in supercomputing is dependent upon the successful development and timely introduction of new products. We focus our research and development activities on designing system architecture, hardware and system software necessary to implement our product roadmap.

Architecture

We believe we are the only company in the world with significant demonstrated expertise in four primary processor technologies: massively parallel processing, multithreading, vector processing and co-processing with field programmable gate arrays.

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

Hardware

We have extensive experience in designing hardware components of HPC systems — integrated circuits, memory controllers, interconnect systems, I/O subsystems and cooling, power, and packaging infrastructures — and integrating them into a single system. Our hardware research and development experience includes:

•	Integrated circuit design. We have experience in designing custom and standard cell integrated circuits, including vector and multithreaded processors. Our processors and other integrated circuits have special features that let them use high available memory bandwidth efficiently.

•	High-speed interconnect systems. We design high speed and high bandwidth interconnect systems using a combination of custom I/O circuits, high-density connectors, carefully chosen transmission media and highly optimized logic.

•	Packaging and cooling. We use very dense packaging in order to produce systems with high processing capabilities and complementary bandwidth. This packaging generates more heat per unit volume. We use specialized cooling techniques to address this issue, including liquid cooling and high volume air cooling.

Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, Seattle, Washington and Austin, Texas offices.

System Software

We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system and programming environment software as an integral aspect of our scalable HPC systems and distribute those systems as part of system sales. Over time we plan to transition to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes: operating systems, with the anticipation that in the future our supercomputer segment systems will utilize the Linux operating system for all node architectures; provision of scalable hardware control infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics, with the anticipation of providing a common hardware supervisory system infrastructure for all of our systems; and programming environments, including our own and commercially available compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value. We do not market or sell application programs.

Our software personnel are located principally in our Mendota Heights, Minnesota and Seattle, Washington offices.

Services

We offer post-sale maintenance services for our installed base of supercomputer products and project-based engineering services, including our Custom Engineering offerings.

Our worldwide maintenance service organization provides us with a competitive advantage and a predictable flow of revenue and cash. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, supported by a central service organization located in Chippewa Falls, Wisconsin, and Mendota Heights, Minnesota. In recent years, annual maintenance service revenue has ranged from approximately one-quarter to over one-third of total revenue. Our support services include hardware and software maintenance in support of our systems, on-site analyst services, installation project management, system installation and de-installation, application tuning and porting, site preparation, and technical training for our systems.

Maintenance support services are provided under separate contracts with our product customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly or quarterly basis. Customers may select levels of support and response times, ranging from parts only to 24 x 7 coverage with two-hour response.

Our engineering services offerings, including those offered by our Custom Engineering team, are provided on a project basis and under separate contracts. These services include custom hardware and software design/development projects at the component and system level, application consulting, site engineering services, specialized project management, external storage services, contracted engineers for defined projects, specialized training, system integration and other customized HPC services.

Sales and Marketing

We focus our sales and marketing activities on government agencies, industrial companies and academic institutions that purchase HPC systems. We sell our products primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. We serve smaller vertical and remote markets through sales representatives and resellers. About half of our sales force is located in the United States and Canada, with the rest overseas. In addition, we are building a worldwide channel partner network for our Cray CX1 product. This product has a shorter sales cycle and is attractive to channel partners who are focused on the HPC market and who want to leverage the Cray brand and reputation coupled with the Cray CX1 system’s differentiated capabilities.

A formal request-for-proposal process for HPC systems drives a majority of our high-end systems sales. We utilize pre-sales technical experts to develop technical proposals that meet the customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products being proposed. For a majority of our larger sales opportunities, the terms of our proposals, including system size, options, pricing and other commitments, are individually reviewed and approved by our senior executives. While we often tailor our supercomputer solutions for each customer, there is substantial commonality in the underlying components and systems, allowing us to mitigate potential impacts on manufacturing and procurement operations.

As government agencies and government funded scientific research institutions comprise a large portion of our customer base, our government programs office is an integral part of our overall sales and marketing strategy. Our government programs staff actively manages our relationship with U.S. government agencies and Congress.

Our marketing staff is responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader set of prospects. Business development focuses on providing products and services to specific customer sets, such as earth sciences and computer-aided engineering. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and marketing campaigns.

Manufacturing and Procurement

We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies, and provide a higher level of large scale system quality. We perform final system integration, testing and quality check out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin. We use an original equipment manufacturer to deliver complete Cray CX1 systems, including Intel processors.

Our supercomputer segment systems incorporate components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key processors from AMD for our Cray XT systems and from Taiwan Semiconductor Manufacturing Company for our Cray XMT system. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors, and we have been adversely affected by delays in qualified competitive components in recent years. See “Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects” in Item 1A. “Risk Factors” below.

Competition

The HPC market is very competitive. Many of our competitors are established companies well known in the HPC supercomputing market, including IBM, NEC, Hewlett-Packard, Hitachi, Fujitsu, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM builds systems leveraging third-party processors and its own processors such as those used in its Power and Blue Gene series of products. These competitors include the previously named companies as well as smaller firms that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they offer significant price/peak performance on larger problems lacking complexity. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain procurements.

Internationally, we compete primarily with IBM, Hewlett-Packard, Sun Microsystems, Bull S.A., Hitachi, Fujitsu, SGI and NEC. NEC also offers vector-based systems. As in the United States, commodity HPC suppliers can offer systems with better price/peak performance on certain applications.

To the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. We will mitigate this concern in the future when we begin to also provide Intel processors across our range of products.

For our products designed for the supercomputer market segment, we compete primarily on the basis of product performance, breadth of features, price/performance, performance per unit of power, scalability, quality, reliability, upgradeability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than our competitors, as we concentrate on high-end supercomputing with products designed for the needs of this specific market. We offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the high-end of the supercomputer market segment. Our systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.

Our Cray CX1 system competes in the workgroup server market segment with small blade cluster systems from a number of companies, including Hewlett-Packard, IBM, Dell, Sun Microsystems and smaller firms that assemble systems from commercially available commodity products. Customer satisfaction in this segment is not high as many users are faced with a complex transition to HPC systems and find little guidance and support from HPC vendors. Customers are also often faced with necessary additional investments in machine rooms and cooling. In order to address these problems, the Cray CX1 system is designed to require minimal infrastructure and to be easy to configure, acquire and implement, including the number of blades that we support, such as processors, visualization and storage blades, a choice of Microsoft Windows HPC 2008 or Red Hat Enterprise Linux operating systems, and the system’s desk-side, open-office design with active noise cancellation and operating on standard office power.

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

Employees

As of December 31, 2008, we had 829 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

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

Our operating results may fluctuate significantly and we may not achieve profitability in any given period.  Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales expected for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a substantial portion of our product revenue in the fourth quarter of 2008 came from a few major transactions involving our quad-core Cray XT5 system, including approximately $100 million from the acceptance of the petaflops system at Oak Ridge National Laboratory in December 2008. Delays in recognizing revenue from a product transaction due to development delays, not receiving needed components timely or with anticipated quality and performance, not achieving product acceptances, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific 2009 quarter, and could shift associated revenue, gross profit and cash receipts into another fiscal quarter or year.

We have experienced net losses in recent periods. We last reported positive net income for 2003. Recently, for example, we reported a net loss of $12.1 million in 2006, a net loss of $5.7 million in 2007 and a net loss of $31.3 million, including a non-cash goodwill impairment charge of approximately $54.5 million, in 2008.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	successfully completing development and selling of our Cray XT5 system, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	the successful expansion of our Custom Engineering program, including winning new contracts in time for performance in 2009 and subsequent years;

•	the building of a reseller network for our Cray CX1 system and achieving significant sales of Cray CX1 systems;

•	the competitiveness of our products, which may be affected by the competitiveness of key components from suppliers;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding and the meeting of developmental milestones;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product gross profit contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles; and

•	the terms and conditions of sale or lease for our products; and

The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results and are affected by events outside our control, such as:

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

Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders and product acceptances had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2009 and in future years.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects.  We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use service providers to co-develop key technologies, including integrated circuit design and verification. We use an original equipment manufacturer to deliver complete Cray CX1 systems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:

•	if a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems could be delayed, which would result in decreased revenue and gross profit and adversely affect cash flow — these risks are accentuated during steep production ramp periods as we introduce new or successor products;

•	if an interruption of supply of our components occurs because a supplier changes its technology roadmap, decides to no longer provide those components, increases the price of those components significantly or imposes allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components. In some cases, such as with key integrated circuits and memory parts, we may not be able to redesign such components or find alternate sources that we could use in any realistic time frame. Defective components may need to be replaced, which may result in increased costs and obsolete inventory;

•	if a supplier cannot provide a competitive key component, such as processors, our systems may be less competitive than systems using components with greater capabilities;

•	if a supplier provides us with hardware, software or other intellectual property that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through additional design testing and verification efforts, respins of integrated circuits and/or development of replacement components, the production and sales of our systems could be delayed and systems installed at customer sites could require significant field component replacements, resulting in decreased revenue and gross profit and adversely affecting cash flow;

•	if a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be not possible to complete;

•	some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies; and

•	if a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may not be possible to complete.

To the extent that Intel, IBM or other processor suppliers develop processors with greater capabilities, our systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. Our Cray XT4 and Cray XT5 systems are based on certain AMD Opterontm processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, adversely affected our revenue and operating results in the fourth quarter of 2007 and the first nine months of 2008 and could continue to adversely affect results for 2009 and in subsequent periods. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors or develops less competitive products, our product revenue, gross profits and operating results would be adversely affected in 2009 and subsequent periods. Our collaboration with Intel announced in April 2008 will not mitigate this risk with respect to processors for several years. Our DARPA HPCS project is now centered on Intel technologies, and any significant changes by Intel in its technology roadmap could adversely affect our ability to complete that program successfully.

The achievement of our business plan in 2009 and future periods is highly dependent on increased product revenue and gross profit from our Cray XT5 and successor systems.  We expect that a substantial majority of our product revenue in 2009 and subsequent years will come from sales of Cray XT5 systems, including upgrades and successor systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT5 systems must scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT5 and successor systems.

Several factors affect our ability to obtain higher gross profits for our products, such as:

•	the level of product differentiation in our Cray XT5 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth cluster systems. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;

•	we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2007 and 2008, and we will incur additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance;

•	in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our gross profit. Either way, our operating results could be adversely affected; and

•	in the past, product gross profit has been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory.

To improve our financial performance, we need greater product differentiation and to limit contract penalties, negative manufacturing variances and other charges that adversely affect product gross profit, and failure to do so will adversely affect our operating results.

Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years.  In addition to completing the development of the scalable system software and hardware for Cray XT5 and upgrade systems for revenue generation in 2009, we continue to work on our product roadmap, including successor systems to the Cray XT5 system, the Cray XMT system and incorporating Intel technologies into and completing our Cascade program. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected.  Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2006, 2007 and 2008, approximately 45%, 64% and 88%, respectively, of our product revenue was derived from such sales. Our 2009 and future plans contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If government support for development of our supercomputer systems is delayed, reduced or lost, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease.  Agencies of the U.S. government historically have facilitated the development of, and have constituted a market for, new and enhanced very high performance computer systems. U.S. government agencies may delay or decrease funding of our future product development efforts due to product development delays, the current economic uncertainty, a change of priorities, international political developments, overall budgetary considerations or other reasons. In recent years, the U.S. government has delayed enacting significant appropriations bills substantially past the commencement of its October 1 fiscal year. Only three of the 12 annual fiscal year 2009 spending bills, including the Defense Appropriations bill, were enacted before the end of 2008. Most other agencies, including the Department of Energy, were operating under a continuing resolution at fiscal year 2008 levels through March 11, 2009 when the President signed an omnibus funding bill for fiscal 2009. Any delay, decrease or cessation of governmental support could cause an increased need for capital, increase significantly our research and development expenditures and have a material adverse impact on our operating results and our ability to implement our product roadmap.

A few government agencies and research laboratories fund a significant portion of our development efforts, including our Cascade project through the DARPA HPCS program and to a lesser extent our Cray XMT project through another government agency; this combined funding significantly reduces our reported level of net research and development expenses. The DARPA program calls for the delivery of prototype systems in 2012, and provides for a contribution by DARPA to us of up to $250 million payable over approximately five years, assuming we meet eleven milestones. We have met four of these milestones through December 31, 2008. Our DARPA program is now centered on Intel technologies, and any significant changes by Intel in its technology roadmap could adversely affect our ability to perform on the program successfully. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and 2008, with additional delays possible. If we do not achieve a milestone in the period we had estimated, we may incur research and development expense, without offsetting co-funding, which will increase our net research and development expense during the period. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must have spent at least $375 million on the project for us to receive all of the DARPA $250 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program.

If we are unable to compete successfully in the HPC market, our revenue will decline.  The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT5 and successor systems may be at a competitive disadvantage to systems utilizing such other processors. Our April 2008 collaboration with Intel will mitigate this risk but not for several years.

Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer substantial discounts to potential customers, and we have not always been able to match these sales incentives. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.

Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in technology could make lower bandwidth cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and would reduce our revenue and operating results.

If we do not meet our revenue goals for our new strategic initiatives, our revenue and operating results will be adversely affected.  Our 2009 plans assume material revenue from our three new strategic initiatives: providing Custom Engineering services and selling our new Cray CX1 and Cray XT5m systems. In order to meet our Custom Engineering goals, we must win awards for new contracts in time for significant performance in 2009. Sales of the Cray CX1 system will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX1 systems in the competitive workgroup server market. The Cray XT5m system requires successful sales in the lower end of the supercomputer market segment. These efforts require monetary investments ahead of revenue, including adding experienced managers and personnel and initiating new marketing efforts. These additional costs, if not offset by new contributions from these initiatives, will adversely affect our 2009 operating results. In addition, most of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements that we have not previously experienced. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. If we are not successful in these three initiatives, our 2009 revenue and operating results will be adversely affected.

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

We will require a significant amount of cash to purchase the Notes and to fund planned capital expenditures, research and development efforts and other corporate expenses and we may have to seek additional financing.  Following certain negotiated repurchases of our 3.0% Convertible Senior Subordinated Notes due in 2024 (“Notes”) in the fourth quarter of 2008, we had approximately $27.7 million in principal amount of Notes outstanding at the end of 2008. We expect that we likely will be required to purchase all of the remaining Notes on December 1, 2009, pursuant to a put option held by holders of these Notes. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness that we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations. If we do not generate sufficient funds from operations, future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would obtain additional funding through a financing in the event our financial resources became insufficient, especially in the current economic climate. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to our common stock.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 at the end of each fiscal year, and any adverse results from such future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management and a report by our independent registered public accounting firm on our internal control over financial reporting in our Annual Reports on Form 10-K as to whether we have any material weaknesses in our internal controls over financial reporting. Depending on their nature and severity, any future material weaknesses could result in our having to restate financial statements, could make it difficult or impossible for us to obtain an audit of our annual financial statements or could result in a qualification of any such audit. In such events, we could experience a number of adverse consequences, including our inability to comply with applicable reporting and listing requirements, a loss of market confidence in our publicly available information, delisting from the Nasdaq Global Market, an inability to complete a financing, loss of other financing sources such as our line of credit, and litigation based on the events themselves or their consequences.

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

A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing.  As of December 31, 2008, we had outstanding:

•	33,506,573 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	3,755,894 shares of common stock issuable upon exercise of options, of which options to purchase 2,549,394 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 1,436,260 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 1,974,857 shares of common stock.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of December 31, 2008, an aggregate of 623,874 shares and restricted stock units held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.

Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at December 31, 2008, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of March 1, 2009, were as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
Mendota Heights, MN	Software development, sales and marketing	55,300

We own 179,200 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

We also lease a total of 7,200 square feet of office space, primarily for hardware development, in Austin, Texas. We also lease a total of approximately 6,700 square feet, primarily for sales and service offices, in various domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 13,500 square feet of office space. Our Mendota Heights, Minnesota, lease expires on September 30, 2009. We are exploring our leasing opportunities in the Minneapolis-St. Paul area, including remaining in our current facility. We believe our facilities are adequate to meet our needs at least through 2009.

Item 3.	Legal Proceedings

We have no material pending litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

Item E.O.  Executive Officers of the Company

Our executive officers, as of March 1, 2009, were as follows:

Name	Age	Position

Peter J. Ungaro	40	Chief Executive Officer and President
Brian C. Henry	52	Executive Vice President and Chief Financial Officer
Kenneth W. Johnson	66	Senior Vice President, General Counsel and Corporate Secretary
Wayne J. Kugel	40	Senior Vice President
Ian W. Miller	51	Senior Vice President
Charles A. Morreale	47	Vice President
Steven L. Scott	42	Senior Vice President and Chief Technology Officer
Margaret A. Williams	50	Senior Vice President

Our executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. There are no family relationships among any of our directors, nominees for directors or executive officers.

Peter J. Ungaro has served as Chief Executive Officer and as a member of our Board of Directors since August 2005 and as President since March 2005; he previously served as Senior Vice President responsible for sales, marketing and services from September 2004 and before then served as Vice President responsible for sales and marketing when he joined us in August 2003. Prior to joining us, he served as Vice President, Worldwide Deep Computing Sales for IBM since April 2003. Prior to that assignment, he was IBM’s vice president, worldwide HPC sales, a position he held since February 1999. He also held a variety of other sales leadership positions since joining IBM in 1991. Mr. Ungaro received a B.A. from Washington State University.

Brian C. Henry has served as Executive Vice President and Chief Financial Officer since joining us in May 2005. Mr. Henry previously served as Executive Vice President and Chief Financial Officer of Onyx Software Corporation, a full suite customer relationship management company, which he joined in 2001. He previously served from 1999 to 2001 as Executive Vice President and Chief Financial Officer of Lante Corporation, a public internet consulting company focused on e-markets and collaborative business models. From 1998 to 1999 he was Chief Operating Officer, Information Management Group, of Convergys Corporation, which he helped spin-off from Cincinnati Bell Inc., a diversified service company where he served as Executive Vice President and Chief Financial Officer from 1993 to 1998. From 1983 to 1993 he was with Mentor Graphics Corporation in key financial management roles, serving as Chief Financial Officer from 1986 to 1993. Mr. Henry received a B.S. from Portland State University and an M.B.A. from Harvard University where he was a Baker Scholar.

Kenneth W. Johnson serves as Senior Vice President, General Counsel and Corporate Secretary. He has held the position of General Counsel and Corporate Secretary since joining us in 1997. From 1997 to December 2001 he also served as Vice President Finance and Chief Financial Officer and he again served as Chief Financial Officer from November 2004 to May 2005. Prior to joining us, Mr. Johnson practiced law in Seattle for 20 years with Stoel Rives LLP and predecessor firms, where his practice emphasized corporate finance. Mr. Johnson received an A.B. from Stanford University and a J.D. from Columbia University Law School.

Wayne J. Kugel serves as Senior Vice President responsible for operations, customer service, enterprise risk management and product life cycle management. He joined us in 2001, and through 2005 he served as program director for the Red Storm supercomputer program and its commercial successor, the Cray XT3 system. He was named as Vice President responsible for operations in 2005 and promoted to Senior Vice President in early 2009. From 1995 through 2001, Mr. Kugel held various positions for IBM Business Intelligence, including serving as the leader of the worldwide Enterprise Customer Analytics group. From 1991 through 1995, he held a variety of information technology development and leadership roles for Carlson Marketing Group. Mr. Kugel received a B.A. from the University of Wisconsin, Eau Claire.

Ian W. Miller serves as Senior Vice President responsible for worldwide marketing and Cray CX1 system sales. From February 2008 to January 2009, he headed our worldwide sales and marketing organizations. Prior to joining us, he served as Vice President of Sales for PolyServe Software, a unit of Hewlett-Packard, from May 2007, and for the five previous years as Vice President of World-Wide Sales for PolyServe Inc. PolyServe provides software that unifies many servers and storage devices to form a modular utility that acts and can be managed as a single entity. Prior to joining PolyServe in 2002, Mr. Miller spent three years as Vice President-Sales at IBM responsible for its high-end xSeries servers and the two previous years as Vice President Asia Pacific and then as Vice President, Global Marketing for Sequent Computer, before and after IBM’s acquisition of Sequent. From 1995 to 1997, he served as Senior Vice President-Asia Pacific for Software AG, and from 1978 through 1995 he held various sales and marketing positions in the United Kingdom and Asia for Unisys Corporation. Mr. Miller received a Bsc. in Economics from London University.

Charles A. Morreale serves as Vice President responsible for Custom Engineering. He most recently served as our Vice President responsible for our central and field service and benchmarking organizations from April 2005 through January 2009. From March 2004, when he first joined us, until April 2005, he served as director of worldwide sales support. From 2001 to 2004, he was with IBM as an HPC Sales Executive responsible for worldwide HPC sales activities in the Life Sciences segment. From 1984 to 2001, he held a variety of positions at Cray Research, Inc. and Silicon Graphics, Inc., starting as a programmer analyst and ending as the northeast territory sales account manager. He received a B.A. from The College of New Jersey.

Steven L. Scott has served as Senior Vice President since September 2005. He originally served as an employee, having joined Cray Research in 1992, through mid-July 2005, and rejoined us in September 2005. He was named as Chief Technology Officer in October 2004 and then again in September 2005. He is responsible for designing the integrated infrastructure that will drive our next generation of supercomputers. Prior to his appointment as Chief Technology Officer, Dr. Scott held a variety of technology leadership positions. He was formerly the chief architect of the Cray X1 system and was instrumental in the design of the Red Storm supercomputer system. Dr. Scott holds 20 U.S. patents in the areas of interconnection networks, cache coherence, synchronization mechanisms, and scalable parallel architectures. Dr. Scott has served on numerous program committees and as an associate editor for the IEEE Transactions on Parallel and Distributed Systems, and is a noted expert in HPC architecture and interconnection networks. In 2005 he was the recipient of both the Seymour Cray Computing Award from the IEEE Computer Society and the Maurice Wilkes Award from the Association of Computing Machinery. He received a B.S. in electrical and computing engineering, M.S. in computer science and Ph.D. in computer architecture, all from the University of Wisconsin where he was a Wisconsin Alumni Research Foundation and Hertz Foundation Fellow.

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

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On March 2, 2009, we had 34,052,839 shares of common stock outstanding that were held by 546 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low

Year Ended December 31, 2007:
First Quarter	$14.40	$11.32
Second Quarter	$14.33	$6.50
Third Quarter	$8.30	$6.02
Fourth Quarter	$7.38	$5.52
Year Ended December 31, 2008:
First Quarter	$6.05	$4.46
Second Quarter	$6.99	$4.56
Third Quarter	$6.50	$4.30
Fourth Quarter	$5.49	$1.15

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

			Number of Shares of
	Number of Shares of		Common Stock Available
	Common Stock to be	Weighted-Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding shares
Plan Category	Warrants and Rights	Warrants and Rights	reflected in 1st column)

Equity compensation plans approved by shareholders (1)	3,024,284	$12.96	1,539,040
Equity compensation plans not approved by shareholders (2)	731,610	$9.57	48,326
Total	3,755,894	$12.30	1,587,366

(1)	The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004 long-term equity compensation plan, our 2006 long-term equity compensation plan and our 2001 employee stock purchase plan; the 1995 and 1999 stock option plans have terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Under the 2004 and 2006 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of

December 31, 2008, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 1,539,040 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 1,221,364 shares were available for such awards.

Under the 2001 employee stock purchase plan, all employees are eligible to participate and purchase shares of our common stock at a purchase price equal to 95% of the fair market value of our common stock on the fourth business day after the end of each offering period. The 2001 employee stock purchase plan covers a total of 1,000,000 shares; at December 31, 2008, we had issued a total of 703,478 shares under the 2001 plan and had a total of 296,522 shares available for future issuance. The first two columns do not include the shares to be issued under the 2001 employee stock purchase plan for the offering period that began on December 16, 2008 and will end on March 15, 2009, as neither the number of shares to be issued in that offering period nor the offering price is now determinable.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. At December 31, 2008, under the 2000 non-executive employee stock plan we had options for 698,649 shares outstanding and options for 48,326 shares available for future grant.

On April 1, 2004, in connection with the acquisition of OctigaBay, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 32,961 options outstanding as of December 31, 2008.

From time to time we have issued warrants as compensation to consultants and others for services without shareholder approval. As of December 31, 2008, we had no such warrants outstanding.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2008 not previously reported.

Issuer Repurchases

We did not repurchase any of our common stock in the fourth quarter of 2008.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2003, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2008

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Cray Inc.	100.0	46.9	13.4	29.9	15.1	5.2
Nasdaq Stock Market (U.S.)	100.0	108.8	111.2	122.1	132.4	63.8
Nasdaq Computer Manufacturer Stocks	100.0	130.3	133.3	136.1	199.2	83.7

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)

Operating Data:
Product revenue	$218,970	$133,455	$162,795	$152,098	$95,901
Service revenue	63,883	52,698	58,222	48,953	49,948

Total revenue	282,853	186,153	221,017	201,051	145,849
Cost of product revenue	133,715	89,475	124,728	139,518	104,196
Cost of service revenue	38,062	31,247	32,466	29,032	30,338

Total cost of revenue	171,777	120,722	157,194	168,550	134,534

Gross profit	111,076	65,431	63,823	32,501	11,315
Research and development, net	51,775	37,883	29,042	41,711	53,266
Sales and marketing	24,988	22,137	21,977	25,808	34,948
General and administrative	16,742	14,956	18,785	16,145	19,451
Restructuring, severance and impairment	54,450	(48)	1,251	9,750	8,182
In-process research and development charge	—	—	—	—	43,400

Operating expenses	147,955	74,928	71,055	93,414	159,247

Loss from operations	(36,879)	(9,497)	(7,232)	(60,913)	(147,932)
Other income (expense), net	5,133	1,112	(2,141)	(1,421)	(699)
Interest income (expense), net	787	3,840	(2,095)	(3,462)	365

Loss before income taxes	(30,959)	(4,545)	(11,468)	(65,796)	(148,266)
(Provision) benefit for income taxes	(387)	(1,174)	(602)	1,488	(59,092)

Net loss	$(31,346)	$(5,719)	$(12,070)	$(64,308)	$(207,358)

Net loss per common share:
Basic	$(0.96)	$(0.18)	$(0.53)	$(2.91)	$(9.95)

Diluted	$(0.96)	$(0.18)	$(0.53)	$(2.91)	$(9.95)

Weighted average outstanding shares:
Basic	32,573	31,892	22,849	22,125	20,847

Diluted	32,573	31,892	22,849	22,125	20,847

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(45,507)	$38,650	$12,608	$(36,705)	$(52,656)
Investing activities	46,207	(35,426)	(27,372)	41,731	(29,908)
Financing activities	(47,196)	1,695	83,909	(137)	84,153
Depreciation and amortization	10,232	13,359	16,181	19,578	17,179
Purchases of property and equipment	4,430	2,768	2,611	3,982	12,518

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$80,414	$179,121	$140,328	$46,026	$87,422
Working capital	112,163	150,839	136,324	52,204	93,616
Total assets	313,891	355,902	337,503	273,005	310,504
Obligations under capital leases	—	—	31	154	823
Convertible notes payable, current	27,727	—	—	—	—
Convertible notes payable, non-current	—	80,000	80,000	80,000	80,000
Shareholders’ equity	118,189	148,202	141,374	65,947	121,965

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those Sections. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in this section and earlier in this report under Item 1A. “Risk Factors,” beginning on page 13. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Overview and Executive Summary

We design, develop, manufacture, market and service high performance computing (“HPC”) systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific and engineering computing problems. Over the past three years, we have expanded our worldwide customer base, refined our product roadmap, increased our total addressable market, established a lower operating cost model and sharpened our focus on execution to meet customer expectations and improve our financial operating results.

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

Our plans for 2009 and beyond are based on gaining market share in the supercomputer market segment, extending our technology leadership, maintaining our focus on execution and profitability and continuing to expand our total addressable market through broadening our engineering services offerings, including our Custom Engineering projects, and selling our new Cray CX1 system, our first system based on Intel processors, and our new Cray XT5m system.

Summary of 2008 Results

Revenue increased by $96.7 million, or 52%, in 2008 compared to 2007, with an $85.5 million increase in product revenue and an $11.2 million increase in service revenue. The increase in product revenue was principally due to increased Cray XT5 system sales, including approximately $100 million from the acceptance of a petaflops system at Oak Ridge National Laboratory, with the increase in service revenue primarily due to increased engineering services revenue.

Loss from operations increased in 2008 to a loss of $36.9 million compared to a loss from operations of $9.5 million in 2007 due to a goodwill impairment charge of $54.5 million and an $18.5 million increase in core operating expenses, offsetting a $45.6 million increase in gross profit.

Net cash used in operations was $45.5 million principally due to increased working capital levels. Net cash provided by operations in 2007 was $38.7 million. Net cash (defined as cash and short-term investment balances, including restricted cash balances, less our convertible Notes) decreased by $46.4 million during 2008.

Market Overview and Challenges

In recent years the most significant trends in the HPC industry have been:

•	The commoditization of HPC hardware, particularly processors and interconnect systems,

•	The growing commoditization of software, including plentiful building blocks and more capable open source software,

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations,

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance has decreased, and

•	Data needs growing faster than computational needs.

These trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others with commercially available commodity networking and other components throughout the HPC market, especially in capacity, or throughput, computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements where “time to solution” is of significant importance.

In the markets for larger systems costing well over $1 million, the use of commodity processors and networking components is resulting in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to quad-core and soon many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. Vendors have also begun to augment standard microprocessors with other processor types in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the processing, interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We have demonstrated expertise in several processor technologies — massively parallel processing, multithreading, vector processing and co-processing with field programmable gate arrays. Further, we offer unique capabilities in high-speed, high bandwidth interconnect design, compiler technology, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our new Cray CX1 and Cray XT5m systems.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.  Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Annual Report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our collaboration with Intel, are efforts to increase product revenue. Product revenue increased significantly in 2008 compared to 2007 due in part to our launch of the Cray XT5 system, especially the acceptance of a Cray XT5 petaflops supercomputer at Oak Ridge National Laboratory. We also plan to increase our engineering services offerings, which include our Custom Engineering team, and market new products, such as the Cray CX1 and Cray XT5m systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit.  Our total gross profit and our product gross profit for 2008 were each 39%, reflecting increases from the respective 2007 levels of 35% and 33%. Total gross profit for 2008 was favorably impacted by product mix and a nonrecurring engineering services project that concluded in the first quarter of 2008. We need to focus on maintaining and improving our product gross profit over the long term, which we believe is best achieved through product differentiation, although we expect product gross profit to decline in 2009 principally due to a low gross profit $41 million system sale.

Operating expenses.  Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, likely will result in increases in gross and net research and development expenditures by us in future periods due to the size of the overall program and the cost-sharing requirement on our part. Operating expenses for 2008, excluding the $54.5 million goodwill impairment charge, were approximately $18.5 million greater than 2007, driven largely by higher net research and development expenses and significantly higher variable pay and commission expense.

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

Critical Accounting Policies and Estimates

This discussion as well as disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, goodwill and intangible assets, income taxes, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

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

Products.  We recognize revenue from sales of our products other than the Cray CX1 system upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX1 product is generally recognized upon shipment when title and risk of loss transfers to the customer.

Project Revenue.  Revenue from contracts that require us to design, develop, manufacture or modify complex HPC systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.

Services.  Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon acceptance of the product, which may include a warranty period. We allocate a portion of the sales price to maintenance service revenue based on estimates of fair value. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from engineering services is recognized as services are performed.

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

Goodwill and Other Intangible Assets

During the fourth quarter of 2008, we determined that our goodwill as of November 30, 2008, was fully impaired. As a consequence, we have no recorded goodwill on our consolidated balance sheet as of December 31, 2008.

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

As of December 31, 2008, we had approximately $135.8 million of deferred tax assets, against which we provided a $133.6 million valuation allowance. Our net deferred tax assets of $1.2 million were generated in foreign jurisdictions where we believe it is more likely than not that we will realize these assets through future operations.

Research and Development Expenses

Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period.

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

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of FAS No. 123(R), Share-Based Payment (“FAS 123R”). Estimates of fair value of stock options are based upon the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was adopted during the first quarter of 2008 and did not have any effect on our financial position or operating results.

Effective January 1, 2008, we implemented FAS No. 157, Fair Value Measurement (“FAS 157”), for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of FAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We do not expect the adoption of FAS 157 as it relates to our non-financial assets and non-financial liabilities to have a material impact on our consolidated financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”) which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We will adopt FAS 161 in 2009. Since FAS 161 requires only additional disclosures concerning derivative and hedging activities, adoption of FAS 161 will not affect our consolidated financial position or our results of operations.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented.

Upon adoption of FSP APB 14-1, on January 1, 2009, we will retrospectively apply the change in accounting principle to prior accounting periods as if the principle had always been used. The adoption of FSP APB 14-1 will result in an estimated increase to non-cash interest expense in 2009 of approximately $2.0 million (assuming the December 31, 2008 balance of the Notes remain outstanding until December 1, 2009). Upon retrospective application in 2009, the adoption will also result in an increase of non-cash interest expense of $4.8 million in 2008, principally for the accretion of the liability component of the Notes. Our $4.0 million non-operating gain on the repurchase of $52.3 million principal amount of our Notes in 2008 will be restated to a $500,000 non-operating loss. Adoption of FSP APB 14-1 will also result in the following balance sheet impacts at December 31, 2008; (1) a reduction of debt by approximately $2.0 million, (2) a decrease in deferred loan costs of $30,000, (3) an increase in additional paid-in capital by $24.7 million and (4) an increase in accumulated deficit of $22.7 million. We are continuing to analyze the tax impacts of adopting the new standard, but currently expect that adoption will not result in any significant change to our net deferred income tax asset.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of FAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a significant impact on our consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. We do not expect the adoption of FSP 132(R)-1 to have a material impact on our consolidated financial statements.

Results of Operations

Revenue and Gross Profit

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2008	2007	2006

Product revenue	$218,970	$133,455	$162,795
Less: Cost of product revenue	133,715	89,475	124,728

Product gross profit	$85,255	$43,980	$38,067

Product gross profit percentage	39%	33%	23%
Service revenue	$63,883	$52,698	$58,222
Less: Cost of service revenue	38,062	31,247	32,466

Service gross profit	$25,821	$21,451	$25,756

Service gross profit percentage	40%	41%	44%
Total revenue	$282,853	$186,153	$221,017
Less: Total cost of revenue	171,777	120,722	157,194

Total gross profit	$111,076	$65,431	$63,823

Total gross profit percentage	39%	35%	29%

Product Revenue

Product revenue in 2008 increased $85.5 million, or 64%, over 2007 due to increased sales of our Cray XT5 system, which included approximately $100 million from the petaflops system at Oak Ridge National Laboratory, and Cray XT5h systems, offset in part by lower sales of Cray XT4 and Cray XT3 systems. Project revenue for 2008 was $7.2 million compared to $1.4 million in 2007 as we completed the final deliverables under the Red Storm development contract.

Product revenue in 2007 decreased $29.3 million, or 18%, over 2006 due to delays in component availability and product development that adversely affected our ability to deliver and recognize revenue from our quad-core Cray XT4, Cray XT5h and Cray XMT systems that had been anticipated at the beginning of the year. Additionally, as anticipated, project revenue decreased to $1.4 million in 2007 compared to project revenue of $21.4 million in 2006, largely due to the completion of the DARPA Phase II project in 2006.

While a wide range of potential results is possible, we expect that for 2009, product revenue will decrease by approximately $35 million to $40 million from 2008 levels, with less revenue from Cray XT5 systems offset in part by sales of Cray CX1 systems.

Service Revenue

Service revenue for 2008 increased $11.2 million, or 21%, from 2007, primarily due to a $10.3 million increase in custom engineering and other engineering services, including a $2.0 million nonrecurring project completed in the first quarter of 2008.

Service revenue for 2007 decreased $5.5 million, or 9%, over 2006, as a result of decreased maintenance revenue of approximately $3.3 million and lower revenue from engineering services of $2.2 million due to the end of a refurbishment contract in 2006.

For 2009, we expect increased service revenue, including more than $20 million from Custom Engineering services and an increase of about $3 million in maintenance services over 2008 levels.

Cost of Product Revenue and Product Gross Profit

Product gross profit percentage improved 6 percentage points in 2008 compared to 2007. This improvement in product gross profit was due to improved product mix offsetting a $300,000 higher charge for excess and obsolete inventory.

Product gross profit percentage improved 10 percentage points in 2007 compared to 2006. This improvement in product gross profit was due primarily to increased gross profit across all product lines, including $20 million lower Red Storm and DARPA Phase II low gross profit project revenue and $0.9 million lower charges for excess and obsolete inventory. This increase was partially offset by the settlement of certain contract penalties for deliveries that were delayed and/or did not meet contractual performance requirements.

The Red Storm and DARPA Phases I and II project costs, totaling $5.0 million, $2.0 million and $19.8 million in 2008, 2007 and 2006, respectively, are reflected on our consolidated financial statements as cost of product revenue and the related reimbursements are recorded in our consolidated financial statements as product revenue. Excluding these development projects, product gross profit in 2008, 2007 and 2006 would have been 39%, 34%, and 26%, respectively.

We expect product gross profit percentage to decrease by about 7 to 10 percentage points in 2009 compared to 2008 levels primarily due to the impact of a low gross profit $41 million contract.

Cost of Service Revenue and Service Gross Profit

Service gross profit percentage declined one percentage point in 2008 as compared to 2007 as the $11.2 million increase in service revenue was offset by an increase in cost of service revenue of $6.8 million due primarily to increased headcount and related expenses of $3.7 million primarily driven by the ramp-up of our Custom Engineering services and increased variable pay expense of $1.6 million.

Despite a decrease in cost of service revenue of $1.2 million in 2007 compared to 2006, service gross profit percentage declined three percentage points in 2007 compared to 2006 due to the decrease in maintenance revenue and the end of a high gross profit engineering services contract in 2006.

We expect 2009 service gross profit percentage to be at similar levels as in 2008 and 2007, with increased service revenue being offset proportionately by increased costs, primarily personnel and outside services related to additional Custom Engineering activity.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	December 31,
	2008	2007	2006

Gross research and development expenses	$95,757	$90,090	$99,061
Less: Amounts included in cost of revenue	(378)	(793)	(17,012)
Less: Reimbursed research and development (excludes amounts in revenue)	(43,604)	(51,414)	(53,007)

Net research and development expenses	$51,775	$37,883	$29,042

Percentage of total revenue	18%	20%	13%

Gross research and development expenses in the table above reflect all research and development expenditures, including expenses related to our research and development activities on the Red Storm and DARPA Phases II and III projects. Research and development expenses on the Red Storm and DARPA Phase II projects are reflected in our Consolidated Statements of Operations as cost of product revenue, and government co-funding on our other projects, including the DARPA Phase III project, is recorded in our Consolidated Statements of Operations as reimbursed research and development. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

In 2008, gross research and development expenses increased $5.7 million from 2007 levels due to increased spending on the DARPA Phase III project, which was partially offset by decreased spending on our Cray XT5h system (formerly known as our BlackWidow project). Increases in variable pay expense of $5.3 million were a significant driver of the overall increase. Reimbursed research and development decreased in 2008 compared to 2007 as lower amounts recognized related to the Cray XT5h system were partially offset by increased DARPA Phase III recognized reimbursements. During the fourth quarter of 2008, we amended the DARPA Phase III agreement to incorporate Intel technologies into our development project and establish later delivery dates, new milestones and new payment dates and amounts. We are still required to spend $375 million on our DARPA Phase III project in order to receive $250 million of co-funding. As of December 31, 2008, we had received $87.5 million of the anticipated $250 million of DARPA co-funding.

In 2007, gross research and development expenses decreased from 2006 levels primarily due to decreases in expenses for our Cray XT5h systems and our Cray XT3, Cray XD1 and other scalar systems, offset in part by increased expenditures on our DARPA Phase III project. For 2007, net research and development expenses increased as compared to 2006 due principally to decreases in government reimbursement for our Cray XT5h system , DARPA Phase II and Cray XMT system, offset in part by increased co-funding for our DARPA Phase III project. The result was aggregate decreases in government reimbursements exceeding the decrease in gross research and development expenses.

For 2009, we expect gross research and development expenses to increase, primarily due to increased expenditures on our DARPA Phase III contract, including non-recurring engineering expenses, offsetting declines in variable pay compensation, while net research and development expenses are expected to decline slightly due to lower variable compensation and increased levels of recognized government co-funding. Stock-based compensation included in research and development expense may increase from 2008 levels due to our 2009 stock option repurchase tender offer.

Other Operating Expenses

Our sales and marketing, general and administrative and restructuring, severance and impairment charges for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2008	2007	2006

Sales and marketing	$24,988	$22,137	$21,977
Percentage of total revenue	9%	12%	10%
General and administrative	$16,742	$14,956	$18,785
Percentage of total revenue	6%	8%	8%
Restructuring, severance and impairment	$54,450	$(48)	$1,251
Percentage of total revenue	19%	<1%	<1%

Sales and Marketing.  The $2.9 million increase in sales and marketing expenses in 2008 compared to 2007 is due to principally to $1.4 million higher commission and variable pay expense and $0.9 million on increased headcount and associated employee related costs.

The slight increase in sales and marketing expenses for 2007 compared to 2006 was primarily due to higher personnel costs partially offset by lower sales commissions for product sales.

For 2009, we expect sales and marketing expense to be similar to 2008 levels, with increased headcount and marketing expenses partially offsetting decreases in variable pay compensation and commissions. Stock-based compensation included in sales and marketing expense may increase from 2008 levels due to our 2009 stock option repurchase tender offer.

General and Administrative.  The $1.8 million increase in general and administrative expenses in 2008 over 2007 is primarily due to higher variable pay expenses.

The decrease in general and administrative costs for 2007 compared to 2006 was primarily due to decreases in variable pay and retention compensation program expense, decreases in headcount expenses and lower costs for audit, Sarbanes-Oxley compliance and legal fees.

We expect 2009 general and administrative expenses to decrease slightly from 2008 levels due to decreases in variable pay compensation. Stock-based compensation included in general and administrative expense may increase from 2008 levels due to our 2009 stock option repurchase tender offer.

Restructuring, Severance and Impairment.  During 2008, restructuring, severance and impairment expense resulted entirely from an impairment charge of our entire November 30, 2008 goodwill balance. During 2005, we reduced our workforce by approximately 150 employees and incurred additional severance charges primarily for the retirement of our former Chief Executive Officer. During 2006, we incurred $1.3 million of severance and other exit costs related to these 2005 actions. During 2007, we recognized a $48,000 favorable impact due to a change in estimate for certain benefits. No new restructuring efforts were implemented in 2008, 2007 or 2006.

Other Income (Expense), Net

For the year ended December 31, 2008, we recognized $5.1 million of net other income due principally to a $4.0 million gain on the repurchase of $52.3 million principal amount of our Notes at a discount. For the year ended December 31, 2007, we recognized net other income of $1.1 million due principally to foreign exchange transaction gains, including approximately $369,000 related to a foreign exchange gain on a forward foreign exchange contract prior to its designation as a cash flow hedge. For the year ended December 31, 2006, we recognized net other expense of $2.1 million, principally as the result of foreign exchange losses in connection with a forward foreign exchange contract.

Interest Income (Expense), Net

Our interest income and interest expense for the indicated years ended December 31 were (in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest income	$3,551	$7,046	$2,525
Interest expense	(2,764)	(3,206)	(4,620)

Net interest income (expense)	$787	$3,840	$(2,095)

Interest income in 2008 decreased as compared to 2007 due to lower average invested balances and lower short-term interest rates. Interest expense in 2008 declined due to the repurchase during the fourth quarter of 2008 of $52.3 million principal amount of our Notes. Interest income increased in 2007 compared to 2006 as a result of higher average invested cash balances primarily as a result of the December 2006 common stock offering and higher short-term interest rates.

Interest expense for 2008, 2007 and 2006 includes $2.1 million, $2.4 million and $2.4 million, respectively, of interest on our Notes. Additionally, interest expense for 2008, 2007 and 2006 includes $0.6 million, $0.7 million and $1.6 million, respectively, of non-cash amortization of fees capitalized in connection with both our line of credit and for our 2004 Notes offering.

Taxes

We recorded income tax expense of $387,000, $1.2 million and $602,000, in 2008, 2007 and 2006, respectively, which reflects tax expense for local, state and foreign tax jurisdictions.

In 2008, current U.S. federal income alternative minimum tax was offset by amounts receivable as a result of tax legislation that was enacted during 2008 enabling a corporation to recover certain previously generated U.S. research and development income tax credits. There was no current provision for U.S. federal income taxes in 2007 and 2006. We have income taxes currently payable related to our operations in certain foreign countries and in certain states.

As of December 31, 2008, we had federal income tax net operating loss carryforwards of approximately $266.3 million that will expire between 2012 through 2027, if not utilized.

Net Income (Loss)

Net loss was $31.3 million in 2008, $5.7 million in 2007 and $12.1 million in 2006.

The 2008 loss was the result of the $54.5 million goodwill impairment charge. Without this charge, our increase in gross profit would have offset the increases in net research and development expense and variable pay compensation, including sales commissions.

The 2007 loss included higher net research and development expense offsetting increased gross profit, higher interest and other income and lower general and administrative and restructuring, severance and impairment expense.

The 2006 loss included low gross profit on product revenue recognized for a Cray X1/X1E installation, $1.6 million in inventory write-downs and a $2.8 million charge for an intellectual property license agreement.

For 2009, while there is a wide range of potential outcomes, we currently expect total revenue in the range of $260 million with a small operating loss. Quarterly revenue will fluctuate depending on the timing of system acceptances; however, we currently anticipate quarterly revenue will be weighted more evenly throughout 2009 than in previous years.

Overall gross profit percentage is expected to decline to the low to mid-thirty percent range, driven primarily by the impact of a low gross profit contract for approximately $41 million. Core operating expenses, defined as net research and development, sales and marketing and general and administrative expenses, are anticipated to be lower by approximately $2 million from 2008 levels. Net other income and expense is not expected to be significant in 2009. Income tax expense is anticipated to be approximately $1 million.

Our quarterly and annual results in 2009 will be affected by many factors, including the level and timing of government funding, the timing and success of planned product rollouts, the timing and success of meeting certain product development milestones and the timing of customer orders, shipments, acceptances, revenue recognition and gross profit contribution.

Liquidity and Capital Resources

Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $176.1 million as of December 31, 2008 compared to $202.8 million as of December 31, 2007; cash, cash equivalents and restricted cash decreased by $55.5 million, short-term investments decreased by $43.2 million and accounts receivable increased by $72.0 million in 2008. As of December 31, 2008, we had working capital of $112.2 million compared to $150.8 million as of December 31, 2007, reflecting the use of $47.7 million of cash to repurchase $52.3 million principal amount of our Notes and the reclassification of the remaining principal balance of the Notes of $27.7 million as currently payable in 2008.

Net cash used in operating activities was $45.5 million in 2008. Net cash provided by operating activities was $38.7 million in 2007 and $12.6 million in 2006. For the year ended December 31, 2008, cash used in operating activities was principally the result of significant increases in accounts receivable and inventory. For the year ended December 31, 2007, cash provided by operating activities was principally the result of non-cash depreciation and amortization of $13.4 million and cash provided by changes in operating assets and liabilities of $26.2 million being greater than our net loss for the year. For the year ended December 31, 2006, cash provided by operating activities was principally the result of non-cash depreciation and amortization of $16.2 million and cash provided by changes in operating assets and liabilities of $3.2 million being greater than our net loss for the year.

Net cash provided by investing activities was $46.2 million in 2008. Net cash used in investing activities was $35.4 million in 2007 and $27.4 million in 2006. For the year ended December 31, 2008, net cash provided by investing activities was the result of sales or maturities of our short-term investments of $45.0 million and a decrease in restricted cash of $7.3 million due to our August 2008 amendment of our line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2007, net cash used in investing activities was principally a result of short-term investment purchases in excess of sales of $47.7 million, partially offset by a decrease in restricted cash of $15.0 million due to the December 2007 amendment of our line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2006, net cash used in investing activities was principally a result of an increase in restricted cash of $25.0 million which was required under the provisions of our then line of credit agreement with Wells Fargo Bank, N.A.

Net cash used in financing activities was $47.2 million in 2008. Net cash provided by financing activities was $1.7 million in 2007 and $83.9 million in 2006. For the year ended December 31, 2008, net cash used in financing activities was due primarily to $47.7 million of cash paid to repurchase certain of our Notes. For the year ended December 31, 2007, cash provided by financing activities included $1.7 million of proceeds from stock option exercises and employee stock purchase plan. For the year ended December 31, 2006, cash provided by financing activities included $81.3 million from our December 2006 common stock offering and $3.2 million of proceeds from stock option exercises and employee stock purchase plan.

Over the next twelve months, our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory and spare parts, outside engineering expenses (particularly as we continue development of our Cray XT5 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award), the anticipated repayment of our Notes and the related interest expense and the acquisition of property and equipment. Our 2009 capital budget for property and equipment is approximately $10 million. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

	Amounts Committed by Year
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Development agreements	$71,027	$34,779	$21,248	$15,000	$—
Operating leases	19,334	2,616	4,647	4,191	7,880
Unrecognized income tax benefits	646	—	646	—	—

Total contractual cash obligations	$91,007	$37,395	$26,541	$19,191	$7,880

We have $27.7 million in aggregate principal amount of outstanding Notes due in 2024. The Notes bear interest at an annual rate of 3.0%, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that we likely will be required to purchase the remaining Notes on December 1, 2009, pursuant to a put option held by the holders of the Notes. In August 2008, we amended our line of credit reducing the maximum line of credit to $1.4 million from $10.0 million. This facility expires June 1, 2009. As of December 31, 2008, $0.2 million of the line of credit supported outstanding letters of credit and we were eligible to use the remaining $1.2 million; however, this amount is subject to fluctuations related to foreign currency exchange rates on the outstanding letters of credit.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the twelve months ended December 31, 2008, we incurred $18.5 million for such arrangements.

At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, engineering and other services, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. We expect that net cash (cash and cash equivalents, restricted cash and short-term investments less our Notes) during 2009 generally will be above the year-end 2008 level. We do not anticipate needing to borrow from our credit line, and we expect our cash resources to be adequate for at least the next twelve months.

The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT5 and successor systems and the Cray CX1 system, and to engage in Custom Engineering projects with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in re-establishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk:  We invest our available cash in investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments or auction rate securities in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A 0.5 percent change in interest rates would not be significant.

The table below presents fair values and related weighted average interest rate by investment class at December 31, 2008 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A/A to AAA/Aaa.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate

Corporate notes and bonds	$5,350	2009	4.8%

Foreign Currency Risk:  We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2008, we have entered into forward exchange contracts that hedge approximately $30.3 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2008, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $900,000.

Item 8.	Financial Statements and Supplementary Data

*	The Financial Statements are located following page 44

The selected quarterly financial data required by this item is set forth in Note 20 of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and under the supervision of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer/Corporate Controller, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the 2008 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  Peterson Sullivan LLP

Seattle, Washington
March 13, 2009

Item 9A(T).	Controls and Procedures

Not Applicable.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2009, pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

The information set forth in the section titled “Proposal 3: To Ratify the Appointment of Peterson Sullivan LLP as the Company’s Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2008, 2007, and 2006 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 13, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 2009.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ William C. Blake William C. Blake	Director

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

Signature	Title

By /s/ Sally G. Narodick Sally G. Narodick	Director

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation (1)
3.2		Amended and Restated Bylaws (8)
4.1		Form of Common Stock Purchase Warrants due June 21, 2009 (14)
4.2		Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee (and Form of 3.0% Convertible Senior Subordinated Note included as Exhibit A to the Indenture) (12)
10	.0*	1999 Stock Option Plan (32)
10	.1*	2000 Non-Executive Employee Stock Option Plan (5)
10	.2*	2001 Employee Stock Purchase Plan (11)
10	.3*	2003 Stock Option Plan (2)
10	.4*	2004 Long-Term Equity Compensation Plan (13)
10	.5*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan (18)
10	.6*	2006 Long-Term Equity Compensation Plan (30)
10	.7*	Form of Officer Non-Qualified Stock Option Agreement (19)
10	.8*	Form of Officer Incentive Stock Option Agreement (19)
10	.9*	Form of Director Stock Option Agreement (19)
10	.10*	Form of Director Stock Option Agreement, immediate vesting (19)
10	.11*	Form of Employee Restricted Stock Agreement, current form (35)
10	.12*	Form of Director Restricted Stock Agreement (1)
10	.13*	2007 Cash Incentive Plan (8)
10	.14*	Senior Officer Cash Incentive Plan for annual cash incentive awards (9)
10	.15*	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005 (16)
10	.16*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005 (23)
10	.17*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005 (24)
10	.18*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees, as in effect prior to December 19, 2008 (10)
10	.19*	Form of Management Retention Agreement, dated as of December 19, 2008, including Annex A-1 and Annex A-2 applicable to Peter J. Ungaro and Brian C. Henry, respectively (28)
10	.20*	Executive Severance Policy, as in effect prior to December 19, 2008 (21)
10	.21*	Executive Severance Policy, as in effect on December 19, 2008 (28)
10	.22*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005 (26)
10	.23*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005 (26)
10	.24*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005 (26)
10	.25*	Summary sheet setting forth amended compensation arrangements for non-employee Directors (27)
10.26		Lease Agreement between Merrill Place, LLC and the Company, dated November 21, 1997 (6)
10.27		Fourth Amendment to the Lease between Merrill Place LLC and the Company, dated as of October 31, 2005 (22)
10.28		Lease Agreement, dated as of August 11, 2008, between 900 Fourth Avenue Property LLC and the Company (20)
10.29		FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.30		Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)

Exhibit
Number	Description

10.31	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000 (7)
10.32	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002 (3)
10.33	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008 (33)
10.34	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000 (7)
10.35	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003 (3)
10.36	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000 (4)
10.37	Amendment No. 2, dated as of March 30, 2007, to the Technology Agreement between Silicon Graphics, Inc. and the Company (34)
10.38	Amendment No. 3, dated as of March, 28, 2008, to the Technology Agreement between Silicon Graphics, Inc. and the Company (15)
10.39	Credit Agreement, dated as of December 29, 2006, between Wells Fargo Bank, National Association and the Company (29)
10.40	First Amendment, dated January 31, 2007, to Credit Agreement between Wells Fargo Bank, National Association and the Company (35)
10.41	Second Amendment, effective December 31, 2007, to Credit Agreement between Wells Fargo Bank, National Association, and the Company (25)
10.42	Third Amendment, entered into as of August 22, 2008, to Credit Agreement between Wells Fargo Bank, National Association, and the Company (20)
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney for directors and officers (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 8, 2006.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2008.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2004.

(13)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), as filed with the Commission on March 30, 2001.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 8, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), as filed with the Commission on April 6, 2004.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 29, 2008.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 10, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on November 15, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2008.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2008.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007.

(30)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 9, 2006.

(32)	Incorporated by reference to the Company’s Registration Statement on Form S-8, (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2007.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2006 on March 9, 2007.

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$72,373	$120,539
Restricted cash	2,691	10,000
Short-term investments, available for sale	5,350	48,582
Accounts receivable, net	95,667	23,635
Inventory	80,437	55,608
Prepaid expenses and other current assets	13,565	4,120
Prepaid engineering services	16,458	—

Total current assets	286,541	262,484
Property and equipment, net	18,396	17,044
Service inventory, net	1,917	2,986
Goodwill	—	65,411
Deferred tax asset	1,200	512
Other non-current assets	5,837	7,465

TOTAL ASSETS	$313,891	$355,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,730	$14,148
Accrued payroll and related expenses	23,672	12,023
Other accrued liabilities	24,670	7,488
Advance research and development payments	13,887	29,669
Convertible notes payable, current	27,727	—
Deferred revenue	67,692	48,317

Total current liabilities	174,378	111,645
Long-term deferred revenue	18,154	11,745
Other non-current liabilities	3,170	4,310
Convertible notes payable, non-current	—	80,000

TOTAL LIABILITIES	195,702	207,700
Commitments and Contingencies (Note 11)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 33,506,573 and 32,638,415 shares, respectively	518,727	513,196
Accumulated other comprehensive income	9,364	13,562
Accumulated deficit	(409,902)	(378,556)

TOTAL SHAREHOLDERS’ EQUITY	118,189	148,202

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$313,891	$355,902

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Revenue:
Product	$218,970	$133,455	$162,795
Service	63,883	52,698	58,222

Total revenue	282,853	186,153	221,017

Cost of revenue:
Cost of product revenue	133,715	89,475	124,728
Cost of service revenue	38,062	31,247	32,466

Total cost of revenue	171,777	120,722	157,194

Gross profit	111,076	65,431	63,823
Operating expenses:
Research and development, net	51,775	37,883	29,042
Sales and marketing	24,988	22,137	21,977
General and administrative	16,742	14,956	18,785
Restructuring, severance and impairment	54,450	(48)	1,251

Total operating expenses	147,955	74,928	71,055

Loss from operations	(36,879)	(9,497)	(7,232)
Other income (expense), net	5,133	1,112	(2,141)
Interest income (expense), net	787	3,840	(2,095)

Loss before income taxes	(30,959)	(4,545)	(11,468)
Income tax expense	(387)	(1,174)	(602)

Net loss	$(31,346)	$(5,719)	$(12,070)

Basic and diluted net loss per common share	$(0.96)	$(0.18)	$(0.53)

Basic and diluted weighted average shares outstanding	32,573	31,892	22,849

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
	and Additional		Exchangeable			Accumulated
	Paid In Capital		Shares			Other
	Number		Number		Deferred	Comprehensive	Accumulated		Comprehensive
	of Shares	Amount	of Shares	Amount	Compensation	Income	Deficit	Total	Income (Loss)

BALANCE, December 31, 2005	22,743	$422,691	20	$576	$(2,811)	$6,258	$(360,767)	$65,947
Common stock offering, less issuance costs	8,625	81,250	—	—	—	—	—	81,250	—
Exchangeable shares converted into common shares	20	576	(20)	(576)	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	64	532	—	—	—	—	—	532	—
Exercise of stock options	382	2,625	—	—	—	—	—	2,625	—
Issuance of shares under Company 401(k) Plan match	48	394	—	—	—	—	—	394	—
Restricted shares issued for compensation	355		—	—	—	—	—	—	—
Reclassification of deferred compensation to additional paid in capital upon adoption of FAS 123R		(2,811)	—	—	2,811	—	—	—	—
Share-based compensation	—	2,099	—	—		—	—	2,099	—
Other comprehensive income:
Currency translation adjustment	—	—	—	—		597	—	597	597
Net loss	—	—	—	—	—	—	(12,070)	(12,070)	(12,070)

BALANCE, December 31, 2006	32,237	507,356	—	—	—	6,855	(372,837)	141,374	$(11,473)

Issuance of shares under Employee Stock Purchase Plan	60	453	—	—	—	—	—	453	—
Exercise of stock options	163	1,273	—	—	—	—	—	1,273	—
Issuance of shares under Company 401(k) Plan match	95	925	—	—	—	—	—	925	—
Restricted shares issued for compensation, net of forfeitures	58	—	—	—	—	—	—	—	—
Exercise of stock warrant	25	—	—	—	—	—	—	—	—
Share-based compensation	—	3,189	—	—	—	—	—	3,189	—
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	54	—	54	54
Currency translation adjustment	—	—	—	—	—	7,952	—	7,952	7,952
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	—	—	—	(1,299)	—	(1,299)	(1,299)
Net loss	—	—	—	—	—	—	(5,719)	(5,719)	(5,719)

BALANCE, December 31, 2007	32,638	513,196	—	—	—	13,562	(378,556)	148,202	$988

Issuance of shares under Employee Stock Purchase Plan	116	453	—	—	—	—	—	453	—
Exercise of stock options	9	51	—	—	—	—	—	51	—
Issuance of shares under Company 401(k) Plan match	311	1,653	—	—	—	—	—	1,653	—
Restricted shares issued for compensation, net of forfeitures	433	—	—	—	—	—	—	—	—
Share-based compensation	—	3,374	—	—	—	—	—	3,374	—
Other comprehensive income:
Unrealized loss on available-for-sale securities	—	—	—	—	—	(55)	—	(55)	(55)
Currency translation adjustment	—	—	—	—	—	(10,716)	—	(10,716)	(10,716)
Unrealized gain on cash flow hedges, net of reclassification adjustments	—	—	—	—	—	6,573	—	6,573	6,573
Net loss	—	—	—	—	—	—	(31,346)	(31,346)	(31,346)

BALANCE, December 31, 2008	33,507	$518,727	—	$—	$—	$9,364	$(409,902)	$118,189	$(35,544)

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net loss	$(31,346)	$(5,719)	$(12,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,232	13,359	16,181
Share-based compensation expense	3,374	3,189	2,099
Inventory write-down	1,006	727	1,644
Impairment of goodwill	54,450	—	—
Amortization of issuance costs, convertible notes payable and line of credit	581	688	1,644
Deferred income taxes	(688)	210	(124)
Gain on extinguishment of debt	(4,040)	—	—
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts receivable	(71,326)	19,725	10,305
Inventory	(31,686)	(2,221)	2,410
Prepaid expenses and other assets	(19,784)	(2,697)	337
Accounts payable	2,613	(8,531)	7,562
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	16,143	6,642	23,720
Other non-current liabilities	(1,126)	(665)	36
Deferred revenue	26,090	13,943	(41,136)

Net cash provided by (used in) operating activities	(45,507)	38,650	12,608

Investing activities:
Sales/maturities of short-term investments	45,001	27,894	—
Purchases of short-term investments	(1,673)	(75,552)	—
Proceeds from sale of investment	—	—	239
(Increase) decrease in restricted cash	7,309	15,000	(25,000)
Purchases of property and equipment	(4,430)	(2,768)	(2,611)

Net cash provided by (used in) investing activities	46,207	(35,426)	(27,372)

Financing activities:
Sale of common stock, net of issuance costs	—	—	81,250
Proceeds from issuance of common stock through employee stock purchase plan	453	453	532
Proceeds from exercise of options	51	1,273	2,625
Convertible notes payable and line of credit issuance costs	—	—	(375)
Repayment of convertible notes	(47,700)	—	—
Principal payments on capital leases	—	(31)	(123)

Net cash provided by (used in) financing activities	(47,196)	1,695	83,909
Effect of foreign exchange rate changes on cash and cash equivalents	(1,670)	292	157

Net (decrease) increase in cash and cash equivalents	(48,166)	5,211	69,302

Cash and cash equivalents:
Beginning of period	120,539	115,328	46,026

End of period	$72,373	$120,539	$115,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,223	$2,414	$3,329
Cash paid for income taxes	206	964	279
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$5,851	$4,684	$4,860
Shares issued for 401(k) match	1,653	925	394

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Cray Inc. (“Cray” or the “Company”) designs, develops, manufactures, markets and services high performance computer systems, commonly known as supercomputers. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.

In 2008, the Company incurred a net loss of $31.3 million due principally to a goodwill impairment charge of $54.5 million and used cash in operating activities of $45.5 million. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2009 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and assessments of fair value, estimation of restructuring costs, calculation of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. As of December 31, 2008 and 2007, the Company had restricted cash of $2.7 million and $10.0 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments

Investments generally mature between three months and one year from the purchase date. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; as such, unrealized gains and losses are reflected in “Accumulated other comprehensive income,” unless losses are considered other than temporary, in which case, losses would be included in results of operations.

Foreign Currency Derivatives

From time to time the Company may utilize forward foreign currency exchange contracts to reduce the impact of foreign currency exchange rate risks. Forward contracts are cash flow hedges of the Company’s foreign currency exposures and are recorded at the contract’s fair value. The effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the forward contract. When the hedged transaction is recorded (generally when revenue on the associated sales contract is recognized), any unrecognized gains or losses are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged.

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

Accounts Receivable

Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government reimbursed research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of customer past due account balances. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer. The Company had no pledges or any restrictions on its accounts receivable balances at December 31, 2008.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, foreign currency derivatives and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its available-for-sale investments to fair value with any unrecognized gains or losses recorded as a component of “Accumulated other comprehensive income” and thus the carrying value equals fair value. Foreign currency derivatives are recorded at the contract’s fair value. The fair value of convertible notes payable is based on quoted market prices. The Company’s convertible notes payable are traded in a market with low liquidity and are therefore subject to price volatility. As of December 31, 2008 and 2007, the fair value of these convertible notes payable was approximately $25.1 million and $71.5 million, respectively, compared to carrying values of $27.7 million and $80.0 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are valued at cost (on a first-in, first-out basis) which is not in excess of estimated current market prices. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense. The Company had no pledges or any restrictions on any inventory balances at December 31, 2008.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight years to 25 years for buildings and land improvements. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use is capitalized and depreciated over their estimated useful lives, generally four years. The Company had no pledges or any restrictions on any of its net property and equipment balance at December 31, 2008.

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company may capitalize certain costs associated with the implementation of software developed for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized no such costs in 2008, 2007 or 2006.

Service Inventory

Service inventory is valued at the lower of cost or estimated market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years). The Company had no pledges or any restrictions on any service inventory balances at December 31, 2008.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, requires the Company to perform a test for potential goodwill impairment on an annual basis, or on an interim basis, if indicators of potential impairment exist. During the fourth quarter of 2008, the Company determined that an interim test for impairment was required, as the market capitalization of the Company had fallen below the Company’s net asset carrying value. The Company concluded that the goodwill balance as of November 30, 2008 of $54.5 million was fully impaired and, accordingly, recorded a charge to “Restructuring, severance and impairment” on the accompanying Consolidated Statements of Operations. As such, no goodwill remained as of December 31, 2008. No impairment was identified for the period ended December 31, 2007 or 2006.

The Company has capitalized certain external legal costs incurred for patent filings. These amounts are included in “Other non-current assets” in the accompanying Consolidated Balance Sheets. The Company begins amortization of these costs as each patent is awarded. Patents are amortized over their estimated useful lives

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(generally five years). The Company performs periodic review of its capitalized patent costs to ensure that the patents have continuing value to the Company.

Impairment of Long-Lived Assets

In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of long-lived assets, other than goodwill in 2008, was recorded during 2008, 2007 or 2006.

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

Multiple-Element Arrangements.  The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services. In accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, when some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The element could be sold separately;

•	The fair value of the undelivered element is established; and

•	In cases with any general right of return, performance with respect to any undelivered element is within the Company’s control and probable.

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

Products.  The Company recognizes revenue from product sales, other than the Cray CX1 system, upon customer acceptance of the system, when no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance exist, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from the Cray CX1 product is generally recognized at shipment, as title and risk of loss has been transferred to the customer and no acceptance criteria remain.

Project Revenue.  Revenue from contracts that require the Company to design, develop, manufacture or modify complex high performance computing systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects under AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made. Revenue from these arrangements was included in Product Revenue on our accompanying Consolidated Statements of Operations in 2008, 2007 and 2006.

During 2008, the Red Storm project was completed and no further deliverables or obligations remain on the project. Cumulative losses realized for the life of the project were $13.4 million, as compared to the estimate of $15.5 million as of December 31, 2007.

Services.  Maintenance services may be provided under separate maintenance contracts with the Company’s customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. The Company allocates a portion of the sales price to maintenance service revenue based on estimates of fair value. Revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. The Company considers fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from engineering services is recognized as the services are rendered.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations. Net transaction gains were $757,000 for 2008 and $844,000 for 2007. In 2006, net transaction losses totaled $1.8 million.

Research and Development

Research and development costs include costs incurred in the development and production of the Company’s high performance computing systems, costs incurred to enhance and support existing system features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government. The Company may also enter into arrangements whereby the Company makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are included in “Prepaid engineering services” in the accompanying Consolidated Balance Sheets and recognized over the vendor’s estimated performance.

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

The Company does not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and completion of milestones may be delayed, and as a result, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded. As of December 31, 2008 and 2007, the Company had advance payment liabilities (milestones billed in advance of amounts recognized) under co-funded research and development arrangements of $13.9 million and $29.7 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies amounts to be received from funded research and development projects as either revenue or a reduction to research and development expense, based on the specific facts and circumstances of the contractual arrangement, considering total costs expected to be incurred compared to total expected funding and the nature of the research and development contractual arrangement. In the event that a particular arrangement is determined to represent revenue, the corresponding research and development costs are classified as cost of revenue. Funding under the DARPA Phase III project is reflected as reimbursed research and development expense, and is deducted to arrive at net research and development expenses as recorded on the Consolidated Statements of Operations for 2008, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under FAS No. 109, Accounting for Income Taxes (“FAS 109”). Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence), as required by FAS 109. The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

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

Share-Based Compensation

The Company recognizes compensation expense as required by FAS No. 123(R), Share-Based Payment (“FAS 123R”), which was adopted on January 1, 2006.

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

In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	2.8%	4.4%	4.5%
Expected dividend yield	0%	0%	0%
Volatility	69%	72%	73%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.50	$5.09	$6.00

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the years ended December 31, 2008, 2007 and 2006 was 9.7%, 9.6% and 10%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

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

Advertising Costs

Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $973,000, $633,000 and $871,000 in 2008, 2007 and 2006, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, including exchangeable shares but excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”). For the years ended December 31, 2008, 2007 and 2006, outstanding stock options, unvested restricted stock, restricted stock units, warrants, and shares issuable upon conversion of the Notes were antidilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 7.6 million, 10.7 million and 11.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2008, 2007 and 2006, respectively, because they are antidilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2008	2007	2006

Accumulated unrealized net (loss) gain on available-for-sale investments	$(1)	$54	$—
Accumulated unrealized net gain (loss) on cash flow hedges	5,274	(1,299)	—
Accumulated currency translation adjustment	4,091	14,807	6,855

Accumulated other comprehensive income	$9,364	$13,562	$6,855

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was adopted during the first quarter of 2008 and did not have any effect on the Company’s financial position or operating results.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”), which requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company will adopt FAS 161 in 2009. Since FAS 161 requires only additional disclosures concerning derivative and hedging activities, adoption of FAS 161 will not affect the Company’s consolidated financial position or results of operations.

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented.

Upon adoption of FSP APB 14-1, on January 1, 2009, the Company will retrospectively apply the change in accounting principle to prior accounting periods as if the principle has always been used. The adoption of FSP APB 14-1 will result in an estimated increase to non-cash interest expense in 2009 of approximately $2.0 million (assuming the December 31, 2008 principal amount of the Notes remain outstanding until December 1, 2009). Upon retrospective application in 2009, the adoption will also result in an increase of non-cash interest expense of $4.8 million in 2008, principally for the accretion of the liability component of the Notes. The $4.0 million non-operating gain recognized on the repurchase of the Notes in 2008 will be changed to a $0.5 million non-operating loss. Adoption of FSP APB 14-1 will also result in the following balance sheet impacts at December 31, 2008; (1) a reduction of debt by approximately $2.0 million, (2) a decrease in deferred loan costs of $30,000, (3) an increase in additional paid-in capital of $24.7 million and (4) an increase in accumulated deficit of $22.7 million. The Company is continuing to analyze the tax impacts of adopting the new standard, but currently expects that adoption will not result in any significant change to net deferred income tax assets.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active. The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of FAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a significant impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The FSP provides guidance on an

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the Company’s consolidated financial statements. The Company does not expect that the adoption of FAS 157 with respect to non-financial assets and liabilities will have a material impact on its consolidated financial position.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of December 31, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at December 31,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)

Assets:
Cash, cash equivalents and restricted cash	$75,064	$75,064	$—
Short-term investments, available-for-sale	5,350	5,350	—
Foreign exchange forward contracts(1)	5,478	—	5,478

Assets measured at fair value at December 31, 2008	$85,892	$80,414	$5,478

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets.

As of December 31, 2008, the Company’s short-term investments consisted of corporate notes and bonds which are categorized as Level 1 in accordance with FAS 157. The fair values of Level 1 assets, cash, cash equivalents, restricted cash and short-term investments, are determined through market, observable and corroborated sources. The fair values of Level 2 assets do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

As of December 31, 2008 and 2007, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

2008
Corporate notes and bonds	$5,351	$2	$(3)	$5,350

Total short-term investments	$5,351	$2	$(3)	$5,350

2007
Corporate notes and bonds	$43,364	$46	$(5)	$43,405
Asset-backed securities	$5,164	$13	$—	$5,177

Total short-term investments	$48,528	$59	$(5)	$48,582

No material gains or losses were realized on sales of short-term investments for the years ended December 31, 2008 and 2007. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of December 31, 2008, the Company had no auction rate securities in its short-term investments.

Short-term investments held at December 31, 2008, of $5.4 million have contractual maturities in 2009.

Foreign Currency Derivatives

As of December 31, 2008, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2008, the outstanding notional amounts were approximately 11.8 million British pound sterling and 5.5 million euro. As of December 31, 2007, the outstanding notional amounts were 11.8 million British pound sterling, 8 million euro and 36 million Norwegian kroner. As of December 31, 2008 and 2007, these contracts hedged foreign currency exposure of approximately $30.3 million and $41.0 million, respectively. The associated cash receipts are expected to be received in 2009 and 2010, during which time the revenue on the associated sales contracts is expected to be recognized. As of December 31, 2008 and 2007, the fair value of outstanding forward contracts totaled a net gain of $5.5 million and a loss of $823,000, respectively. As of December 31, 2008 and 2007, unrealized gains of $5.3 million and unrealized losses of $1.3 million, respectively were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. During 2008 and 2007, the Company recognized approximately $0.5 million and $1.0 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized. The Company recognized a gain of approximately $369,000 in 2007 on the change in fair value of a forward contract between its inception and its designation as a cash flow hedge, which is included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	ACCOUNTS RECEIVABLE, NET

Net accounts receivable consisted of the following at December 31 (in thousands):

	2008	2007

Trade accounts receivable	$75,624	$11,569
Unbilled receivables	6,703	5,627
Advance billings	13,439	6,538

	95,766	23,734
Allowance for doubtful accounts	(99)	(99)

Accounts receivable, net	$95,667	$23,635

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2008 and 2007, accounts receivable included $79.1 million and $9.7 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $6.6 million and $5.6 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. Additionally, as of December 31, 2008, there were no accounts receivable from non-U.S. government customers greater than 10% of total accounts receivable. As of December 31, 2007, accounts receivable included $4.1 million from one non-U.S. government customer.

NOTE 5	INVENTORY

A summary of inventory follows (in thousands):

	December 31,
	2008	2007

Components and subassemblies	$16,805	$20,814
Work in process	6,284	15,839
Finished goods	57,348	18,955

	$80,437	$55,608

As of December 31, 2008 and 2007, all of finished goods inventory was located at customer sites pending acceptance. At December 31, 2008, three customers accounted for $47.6 million of finished goods inventory. As of December 31, 2007, two customers accounted for $13.3 million of finished goods inventory.

During 2008, 2007 and 2006, the Company wrote off $1.0 million, $727,000 and $1.6 million, respectively, of inventory primarily related to the Cray XT product lines.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment follows (in thousands):

	December 31,
	2008	2007

Land	$131	$131
Buildings	11,001	10,022
Furniture and equipment	13,254	12,232
Computer equipment	84,276	76,634
Leasehold improvements	2,968	2,959

	111,630	101,978
Accumulated depreciation and amortization	(93,234)	(84,934)

Property and equipment, net	$18,396	$17,044

Depreciation expense for 2008, 2007 and 2006 was $8.6 million, $11.2 million and $16.1 million, respectively.

NOTE 7	SERVICE INVENTORY, NET

A summary of service inventory follows (in thousands):

	December 31,
	2008	2007

Service inventory	$28,172	$28,890
Accumulated depreciation	(26,255)	(25,904)

Service inventory, net	$1,917	$2,986

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

The following table provides information about activity in goodwill for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007

Goodwill, at January 1	$65,411	$57,138
Goodwill impairment	(54,450)	—
Foreign currency translation adjustments	(10,961)	8,273

Goodwill, at December 31	$—	$65,411

Intangible assets as of December 31, 2008 and 2007 consisted of net capitalized patent costs of $1.0 million and $1.2 million, respectively. Amortization expense for 2008, 2007 and 2006 was $174,000, $223,000 and $101,000, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9	DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2008	2007

Deferred product revenue	$43,295	$28,592
Deferred service revenue	42,551	31,470

Total deferred revenue	85,846	60,062
Less long-term deferred revenue	(18,154)	(11,745)

Deferred revenue in current liabilities	$67,692	$48,317

At December 31, 2008, three customers accounted for 46% of total deferred revenue. At December 31, 2007, two customers accounted for 51% of total deferred revenue.

NOTE 10	RESTRUCTURING AND SEVERANCE CHARGES

During 2008 and 2007, the Company did not have any restructuring actions. Activity during both years included payments related to previously announced actions. In 2007, a $48,000 adjustment was made to amounts previously estimated.

During 2006, the Company recognized net restructuring charges of $1.3 million, which is included in “Restructuring, severance and impairment” on the accompanying Consolidated Statements of Operations, all of which originated from actions arising during 2005. There were no new actions taken during 2006.

Activity related to the Company’s restructuring liability during the years ended December 31 was as follows (in thousands):

	2008	2007	2006

Balance, January 1	$361	$1,063	$3,582
Additional restructuring charge	—	—	1,284
Payments	(89)	(665)	(3,849)
Adjustments to previously accrued amounts	—	(48)	(33)
Foreign currency translation adjustment	(7)	11	79

Total restructuring and severance liability, December 31	265	361	1,063
Less long-term restructuring and severance liability	(115)	(203)	—

Current restructuring and severance liability	$150	$158	$1,063

The current restructuring and severance liability is included in “Accrued payroll and related expenses” and the long-term restructuring and severance liability is included in “Other non-current liabilities” on the accompanying Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	COMMITMENTS AND CONTINGENCIES

The Company has recorded rent expense under leases for buildings or office space accounted for as operating leases in 2008, 2007 and 2006 of $3.6 million, $3.5 million and $3.5 million, respectively.

Minimum contractual commitments as of December 31, 2008, were as follows (in thousands):

	Operating	Development
	Leases	Agreements

2009	$2,616	$34,779
2010	2,344	6,248
2011	2,303	15,000
2012	2,080	15,000
2013	2,111	—
Thereafter	7,880	—

Minimum contractual commitments	$19,334	$71,027

The above table excludes principal and interest due on the Notes described in Note 13 — Convertible Notes Payable and Lines of Credit. The Company expects that it likely will be required to repurchase all of the remaining principal amount of its Notes of $27.7 million pursuant to a put option held by the holders of the Notes on December 1, 2009. In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $18.5 million, $17.0 million and $23.9 million, respectively, for such arrangements.

Litigation

As of December 31, 2008, the Company had no material pending litigation.

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

NOTE 12	INCOME TAXES

Under FAS 109, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $266.3 million, of which approximately $21 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. As of December 31, 2008, the Company had approximately $25 million of foreign net operating loss carryforwards. As of December 31, 2008, the Company had gross federal research and development tax credit carryforwards of approximately $13.4 million. The federal net operating loss carryforwards, if not utilized, will expire from 2012 through 2027, and the research and development tax credits will expire from 2009 through 2028, if not utilized. Generally, the Company’s foreign net operating losses can be carried forward indefinitely. Utilization

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s federal net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.

Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States	$10,337	$(7,658)	$(10,550)
International	(41,296)	3,113	(918)

Total	$(30,959)	$(4,545)	$(11,468)

The provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current provision (benefit):
Federal	$(55)	$—	$—
State	34	35	109
Foreign	1,096	929	617

Total current provision	1,075	964	726
Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(688)	210	(124)

Total deferred provision (benefit)	(688)	210	(124)

Total provision for income taxes	$387	$1,174	$602

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate follows:

	Year Ended December 31,
	2008	2007	2006

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.9	(6.3)	(3.6)
Foreign income taxes	5.0	(0.3)	5.0
Deemed dividends for U.S. income tax purposes	0.7	23.7	4.5
Meals and entertainment expense	0.4	2.2	1.3
Nondeductible expenses	0.4	3.1	2.4
Nondeductible goodwill	51.2	—	—
Disallowed compensation	1.9	—	—
Research and development tax credit	(3.8)	(17.5)	(7.6)
Other	—	0.3	(4.5)
Effect of change in valuation allowance on deferred tax assets	(20.4)	55.6	42.7

Effective income tax rate	1.3%	25.8%	5.2%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2008	2007

Current:
Deferred Income Tax Assets
Inventory	$3,493	$2,421
Accrued compensation	2,013	2,741
Deferred service revenue	1,483	1,369
Other	474	—

Gross current deferred tax assets	7,463	6,531
Valuation allowance	(7,463)	(6,531)

Net current deferred tax assets	$0	$0

Long-Term:
Deferred Income Tax Assets:
Property and equipment	$2,190	$2,625
Research and experimentation credit carryforwards	13,440	13,209
Net operating loss carryforwards	107,989	118,056
Goodwill	1,838	—
Other	2,895	2,853

Gross long-term deferred tax assets	128,352	136,743
Valuation allowance	(126,165)	(134,259)

Net long-term deferred tax assets	2,187	2,484

Deferred Income Tax Liabilities:
Other	987	1,972

Net long-term deferred tax liabilities	987	1,972

Net long-term deferred tax asset	$1,200	$512

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred taxes arising in certain jurisdictions, primarily in the United States, as the realization of such assets is not considered to be more likely than not. The valuation allowance on deferred tax assets decreased by $7.2 million in 2008 and increased by $2.5 million and $3.8 million in 2007 and 2006, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There was no financial statement impact from the adoption of FIN 48. As of December 31, 2008, the Company had recorded approximately $646,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these income tax benefits would affect the Company’s effective income tax rate. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2008, 2007 and 2006.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for the years ended December 31, 2008 and 2007, respectively (in thousands):

Balance at January 1, 2007	$480
Increase related to current year income tax positions	510

Balance at December 31, 2007	$990
Increase related to prior year income tax positions	166
Decrease related to prior year income tax positions	(510)

Balance at December 31, 2008	$646

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, the United Kingdom and the United States and is subject to income tax examination in those jurisdictions with respect to any year that an examination is not barred pursuant to the application of the applicable statute of limitations. During 2008, Cray U.K. Limited, a wholly-owned subsidiary of the Company, received notice from HM Revenue & Customs, which is the United Kingdom equivalent of the Internal Revenue Service, of its intent to open an inquiry into Cray U.K. Limited’s 2005 and 2006 corporate income tax returns. At this time it is not possible to determine the extent or the outcome of such inquiry.

NOTE 13	CONVERTIBLE NOTES PAYABLE AND LINES OF CREDIT

In December 2004, the Company issued $80 million aggregate principal amount of Notes in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These unsecured Notes bear interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year through the maturity date of December 1, 2024.

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

Holders may convert the Notes during a conversion period beginning with the mid-point date in a fiscal quarter to, but not including, the mid-point date (or, if that day is not a trading day, then the next trading day) in the immediately following fiscal quarter, if on each of at least 20 trading days in the period of 30 consecutive trading days ending on the first trading day of the conversion period, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect on that 30th trading day of such period. The “mid-point dates” for the fiscal quarters are February 15, May 15, August 15 and November 15. Holders may also convert the Notes if the Company has called the Notes for redemption or, during prescribed periods, upon the occurrence of specified corporate transactions or a fundamental change, in each case as described in the indenture governing the Notes. As of December 31, 2008, 2007 and 2006, none of the conditions for conversion of the Notes were satisfied.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2008, the Company repurchased $52.3 million principal amount of Notes for $47.7 million. A non-operating gain of $4.0 million was recorded during the fourth quarter of 2008. Remaining outstanding Notes, with an aggregate principal balance of $27.7 million, are due in 2024. The Company expects these Notes to be put to it on December 1, 2009, and therefore the outstanding balance as of December 31, 2008 is classified as current.

In connection with the issuance of the Notes, the Company incurred $3.4 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized using the effective interest method to interest expense over the five-year period from December 2004 through November 2009. During 2008, $581,000 in debt issuance costs was amortized to interest expense. Unamortized debt issuance costs associated with the Notes repurchased in the fourth quarter of 2008 of $533,000 were written off and reduced the gain on the repurchase of the Notes. During 2007 and 2006, $688,000 and $683,000, respectively, was amortized into interest expense. As of December 31, 2008 and 2007, the unamortized balance of these costs was $221,000 and $1.3 million, respectively.

Lines of Credit

In August 2008, the Company amended its existing Credit Agreement with Wells Fargo Bank, N.A. which reduced the total availability under the line of credit to $1.4 million from $10.0 million. The line of credit expires in June 2009. The Company’s requirement to maintain a pledged collateral account containing cash, cash equivalents and other securities valued at not less than the maximum amount allowed under the line of credit was also reduced to $1.4 million. The Company receives all interest and other earnings on the collateral account, unless otherwise notified by the lender. The Credit Agreement provides support for the Company’s existing letters of credit, the balance of which was $190,000 as of December 31, 2008. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date. Therefore, the Company was eligible to use $1.2 million of the line of credit as of December 31, 2008.

NOTE 14	SHAREHOLDERS’ EQUITY

Preferred Stock:  The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.

Common Stock:  In December 2006, the Company completed a public offering of 8,625,000 shares of newly issued common stock at a public offering price of $10.00 per share. The Company received net proceeds of $81.3 million from the offering, after underwriting discount and selling expenses.

In June 2006, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 150 million to 300 million and also approved a one-for-four reverse stock split of the Company’s authorized and outstanding common stock. These concurrent approvals resulted in 75 million authorized shares of the Company’s common stock with a par value of $0.01 per share.

During 2005, the Company repriced 318,565 stock options to an exercise price of $5.96 per share (the market price of the Company’s common stock on the date of the repricing). Additionally, the Company accelerated the vesting of 1.2 million stock options such that these options would become immediately exercisable. The acceleration eliminated future compensation expense that the Company would have recognized in its Consolidated Statements of Operations with respect to these options upon the adoption of FAS 123R.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchangeable Shares:  Shares of exchangeable stock were issued by one of the Company’s Nova Scotia subsidiaries in connection with the April 2004 acquisition of OctigaBay. As of December 31, 2008 and 2007, no exchangeable shares were outstanding.

Warrants:  At December 31, 2008, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,284,852 shares of common stock at an exercise price of $10.12 per share. These warrants expire on June 21, 2009.

On February 27, 2007, a warrant for 50,000 shares of common stock was exercised, and the Company issued 25,194 shares in the net exercise transaction.

Restricted Stock and Restricted Stock Units:  During 2008, 2007 and 2006, respectively, the Company issued an aggregate of 453,808, 65,501, and 354,993 shares of restricted stock and restricted stock units, respectively, to certain directors, executives and managers. The fair value of these grants was approximately $2.9 million, $0.5 million and $3.6 million for 2008, 2007 and 2006, respectively. Stock compensation expense is recorded over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2008, $3.7 million remains to be expensed over the remaining vesting periods of these grants.

The Company may issue restricted stock units to employees. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued. As of December 31, 2008, the Company had issued and outstanding 5,000 restricted stock units.

Stock Option Plans:  As of December 31, 2008, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator; however, options granted during 2005 were generally granted with full vesting on or before December 31, 2005, in order to avoid additional expense related to the options under the implementation of FAS 123R and to enhance short-term retention. Options to purchase shares expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information follows:

		Weighted
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Outstanding at January 1, 2006	4,500,145	$16.56
Granted	725,430	10.44
Exercised	(381,890)	6.87
Canceled	(976,270)	23.25

Outstanding at December 31, 2006	3,867,415	14.68

Granted	60,500	8.80
Exercised	(163,189)	7.80
Canceled	(435,928)	16.44

Outstanding at December 31, 2007	3,328,798	14.68

Granted	891,350	6.50
Exercised	(8,697)	5.82
Canceled	(455,557)	18.49

Outstanding at December 31, 2008	3,755,894	12.30	6.4 years

Exercisable at December 31, 2008	2,549,394	14.54	5.1 years

Available for grant at December 31, 2008	1,587,366

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was no aggregate intrinsic value of outstanding or exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2008. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $2,800 for the year ended December 31, 2008 and $884,000 for the year ended December 31, 2007. Weighted average fair value of options granted during the year ended December 31, 2008 was $3.50 per share.

A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	491,250	$5.96
Granted during 2006	354,993	10.08

Outstanding at December 31, 2006	846,243	7.69
Granted during 2007	65,501	7.51
Forfeited during 2007	(7,900)	10.56
Vested during 2007	(527,638)	6.10

Outstanding at December 31, 2007	376,206	9.82
Granted during 2008	453,808	6.35
Forfeited during 2008	(16,775)	8.65
Vested during 2008	(189,365)	9.72

Outstanding at December 31, 2008	623,874	7.36

The aggregate fair value of restricted shares vested during 2008 and 2007 was $0.6 million and $4.1 million, respectively.

As of December 31, 2008, the Company had $8.2 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants and restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years.

Outstanding and exercisable options by price range as of December 31, 2008, were as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 – $ 4.00	93,778	6.9	$3.71	83,778	$3.80
$ 4.01 – $ 8.00	1,508,419	7.6	$6.44	624,910	$6.28
$ 8.01 – $10.00	209,622	5.1	$9.32	205,851	$9.33
$10.01 – $12.00	900,944	6.8	$10.68	591,724	$10.74
$12.01 – $14.00	169,540	5.6	$13.66	169,540	$13.66
$14.01 – $16.00	299,213	5.1	$14.86	299,213	$14.86
$16.01 – $52.40	574,378	3.9	$30.96	574,378	$30.96

$ 0.00 – $52.40	3,755,894	6.4	$12.30	2,549,394	$14.54

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Cost of product revenue	$100	$86	$60
Cost of service revenue	199	143	101
Research and development	1,268	1,085	386
Sales and marketing	524	422	334
General and administrative	1,283	1,453	1,218

Total share-based compensation expense	$3,374	$3,189	$2,099

Employee Stock Purchase Plan:  In 2001, the Company established an ESPP, which received shareholder approval in May 2002. The maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2008 and 2007, 703,478 and 587,302 shares, respectively, had been issued under the ESPP.

NOTE 15	BENEFIT PLANS

401(k) Plan

The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches 25% of employee contributions each calendar year, comprised of a 12.5% match of employee contributions in common stock made in quarterly installments and a 12.5% match determined annually by the Board of Directors and payable in cash and/or common stock of the Company. During 2008 and 2007, the Company matched 25% of employee contributions while in 2006, the Company matched 6.25% of employee contributions. In the past three years, all of the Company matches have been made with the Company’s common stock. The 2008, 2007 and 2006 Company match expense was $1.7 million, $1.6 million and $347,000, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2008 and 2007, the Company recorded a liability of $2.2 million, which approximates the excess of the projected benefit obligation over plan assets of $793,000 and $788,000, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company. The Company’s adoption of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, did not have a material impact on the financial position of the Company.

NOTE 16	SEGMENT INFORMATION

FAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maker, as defined under FAS 131, is the Chief Executive Officer. During 2008, 2007 and 2006, Cray had one operating segment.

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

		All
	United	Other
	States	Countries	Total

For the year ended December 31, 2008:
Product revenue	$195,325	$23,645	$218,970

Service revenue	$41,187	$22,696	$63,883

Long-lived assets	$22,413	$3,737	$26,150

For the year ended December 31, 2007:
Product revenue	$83,704	$49,751	$133,455

Service revenue	$31,724	$20,974	$52,698

Long-lived assets	$35,012	$57,894	$92,906

For the year ended December 31, 2006:
Product revenue	$76,370	$86,425	$162,795

Service revenue	$37,979	$20,243	$58,222

Long-lived assets	$41,554	$49,155	$90,709

Revenue attributed to foreign countries is derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $230.0 million, $110.9 million and $105.4 million in 2008, 2007 and 2006, respectively. In 2008, one customer accounted for an aggregate of approximately 46% of total revenue. In 2007, three customers accounted for an aggregate of approximately 58% of total revenue. In 2006, two customers contributed approximately 33% of total revenue. In 2008, no single foreign country accounted for more than 10% of the Company’s revenue. In 2007, revenue in the United Kingdom accounted for 24% of total revenue. In 2006, revenue in Korea accounted for 20% of total revenue, and revenue in the United Kingdom accounted for 15% of total revenue.

As discussed in Note 2 — Summary of Significant Accounting Policies, the Company had no goodwill balance as of December 31, 2008. In 2007, goodwill was a significant portion of the long-lived asset balances of the Company’s foreign subsidiaries comprising of foreign long-lived asset balances.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17	RESEARCH AND DEVELOPMENT

The details for the Company’s net research and development costs for the years ended December 31 follow (in thousands):

	December 31,
	2008	2007	2006

Gross research and development expenses	$95,757	$90,090	$99,061
Less: Amounts included in cost of revenue	(378)	(793)	(17,012)
Less: Reimbursed research and development (excludes amounts in revenue)	(43,604)	(51,414)	(53,007)

Net research and development expenses	$51,775	$37,883	$29,042

NOTE 18	INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2008	2007	2006

Interest income	$3,551	$7,046	$2,525
Interest expense	(2,764)	(3,206)	(4,620)

Net interest income (expense)	$787	$3,840	$(2,095)

Interest income is earned by the Company on cash and cash equivalent and short-term investment balances.

Interest expense consisted of $2.1 million in 2008 and $2.4 million in both 2007 and 2006 of interest on the Notes; $581,000, $688,000 and $1.6 million, respectively, of noncash amortization of capitalized issuance costs, and $21,000, $13,000 and $390,000, respectively, of interest and fees on the line of credit.

NOTE 19	RELATED PARTY TRANSACTION

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

NOTE 20	QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2008. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s operating results are subject to quarterly fluctuations as a result of a number of factors.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

	2008				2007
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$26,128	$46,733	$54,593	$155,399	$47,109	$26,625	$54,989	$57,430
Cost of revenue	14,771	31,244	26,628	99,134	31,575	15,887	32,840	40,420

Gross profit	11,357	15,489	27,965	56,265	15,534	10,738	22,149	17,010
Research and development, net	13,719	11,890	12,364	13,802	7,880	8,859	9,067	12,077
Sales and marketing	5,382	5,848	6,135	7,623	5,268	5,123	5,423	6,323
General and administrative	3,696	3,465	3,775	5,806	4,280	3,822	3,340	3,514
Restructuring, severance and impairment	—	—	—	54,450	10	—	—	(58)
Net income (loss)	(10,632)	(5,027)	5,005	(20,692)	(841)	(6,384)	5,101	(3,595)
Net income (loss) per common share, basic	$(0.33)	$(0.15)	$0.15	$(0.63)	$(0.03)	$(0.20)	$0.16	$(0.11)
Net income (loss) per common share, diluted	$(0.33)	$(0.15)	$0.15	$(0.63)	$(0.03)	$(0.20)	$0.16	$(0.11)

Diluted net income per common share for the third quarter of 2008 includes approximately 33,000 equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted. Diluted net income per common share for the third quarter of 2007 includes approximately 155,000 equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted.

NOTE 21	SUBSEQUENT EVENT

In February 2009, the Company commenced a tender offer to purchase up to 2,137,485 of eligible vested and unvested employee and director stock options outstanding. The tender offer is for options with a grant price of $8.00 or more, which were granted prior to May 2007. The tender offer is expected to continue through March 20, 2009. If all eligible stock options are tendered for purchase by the Company, the Company expects to pay approximately $765,000. The accounting impact of this tender offer will be determined on the date any stock options are purchased. The aggregate amount of cash payments made in exchange for options will be charged to shareholders’ equity to the extent that the amount does not exceed the fair value of the options accepted for payment. Any amounts paid in excess of fair value, as determined at the purchase date, will be recorded as compensation expense. For unvested stock options that are purchased, the amount of compensation cost measured at the grant date but not yet recognized will be recognized at the option purchase date. Total unvested compensation expense of the eligible options was $1.9 million at December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cray Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for the years ended December 31, 2008, 2007, and 2006, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  PETERSON SULLIVAN LLP

Seattle, Washington
March 13, 2009

Schedule II — Valuation and Qualifying Accounts
December 31, 2008
(In Thousands)

	Balance at				Balance at
	Beginning	Charge/(Benefit)			End of
Description	of Period	to Expense	Deductions		Period

Year ended December 31, 2006:
Allowance for doubtful accounts	$193	$(17)	$(77	)(1)	$99

Warranty accrual	$—	$—	$—		$—

Year ended December 31, 2007:
Allowance for doubtful accounts	$99	$327	$(327	)(1)	$99

Warranty accrual	$—	$—	$—		$—

Year ended December 31, 2008:
Allowance for doubtful accounts	$99	$—	$—		$99

Warranty accrual	$—	$—	$—		$—

(1)	Represents uncollectible accounts written off, net of recoveries.