Form 10-Q
period 2009-03-31
CRAY INC
filed 2009-05-08
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
(206) 701-2000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of April 30, 2009, there were 34,192,507 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray X1E, Cray XT4, Cray XT5, Cray XT5h, Cray XT5m, Cray XT, Cray XMT and Cray CX1 are trademarks of Cray Inc. The registered trademark Linux® is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

		December 31,
	March 31,	2008
	2009	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$123,428	$72,373
Restricted cash	2,691	2,691
Short-term investments, available-for-sale	5,641	5,350
Accounts receivable, net	23,756	95,667
Inventory	53,726	80,437
Prepaid expenses and other current assets	23,630	29,993

Total current assets	232,872	286,511
Property and equipment, net	18,246	18,396
Service inventory, net	1,734	1,917
Deferred tax asset	1,716	1,200
Other non-current assets	6,533	5,837

TOTAL ASSETS	$261,101	$313,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,012	$16,730
Accrued payroll and related expenses	10,267	23,672
Advance research and development payments	1,432	13,887
Convertible notes, net of discount	26,218	25,681
Other accrued liabilities	6,173	24,670
Deferred revenue	56,847	67,692

Total current liabilities	120,949	172,332
Long-term deferred revenue	17,782	18,154
Other non-current liabilities	3,070	3,170

TOTAL LIABILITIES	141,801	193,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 34,106,275 and 33,506,573 shares, respectively	546,431	543,442
Accumulated other comprehensive income	10,358	9,364
Accumulated deficit	(437,489)	(432,601)

TOTAL SHAREHOLDERS’ EQUITY	119,300	120,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,101	$313,861

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
		2008
	2009	(As Adjusted)
Revenue:
Product	$59,462	$10,690
Service	15,019	15,438

Total revenue	74,481	26,128

Cost of revenue:
Cost of product revenue	46,334	6,412
Cost of service revenue	10,276	8,359

Total cost of revenue	56,610	14,771

Gross profit	17,871	11,357

Operating expenses:
Research and development, net	11,215	13,719
Sales and marketing	6,063	5,382
General and administrative	4,146	3,696

Total operating expenses	21,424	22,797

Loss from operations	(3,553)	(11,440)

Other income (expense), net	(754)	253
Interest expense, net	(533)	(496)

Loss before income taxes	(4,840)	(11,683)
Income tax expense	(48)	(282)

Net loss	$(4,888)	$(11,965)

Basic and diluted net loss per common share	$(0.15)	$(0.37)

Basic and diluted weighted average shares outstanding	33,197	32,371

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
		2008
	2009	(As Adjusted)
Operating activities:
Net loss	$(4,888)	$(11,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,192	2,857
Share-based compensation expense	2,370	573
Inventory write-down	156	85
Amortization of debt issuance costs	52	125
Amortization of convertible notes debt discount	537	1,381
Deferred income taxes	(549)	(37)
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts receivable	72,367	(17,826)
Inventory	26,087	(3,010)
Prepaid expenses and other assets	6,181	(1,156)
Accounts payable	3,303	(1,479)
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(43,017)	(8,456)
Other non-current liabilities	(99)	185
Deferred revenue	(11,146)	7,161

Net cash provided by (used in) operating activities	53,546	(31,562)

Investing activities:
Sales/maturities of short-term investments	2,200	25,851
Purchases of short-term investments	(2,493)	(1,673)
Purchases of property and equipment	(1,365)	(494)

Net cash provided by (used in) investing activities	(1,658)	23,684

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	144	—
2009 stock option repurchase tender offer, purchase of options	(669)	—

Net cash used in financing activities	(525)	—

Effect of foreign exchange rate changes on cash and cash equivalents	(308)	61

Net (decrease) increase in cash and cash equivalents	51,055	(7,817)

Cash and cash equivalents:
Beginning of period	72,373	120,539

End of period	$123,428	$112,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$468	$249
Shares issued for 401(k) match	$1,062	$1,013
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as “the Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and related Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).
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
     During the three months ended March 31, 2009, the Company incurred a net loss of $4.9 million but generated $53.5 million of cash from operating activities. The Company had $111.9 million of working capital as of March 31, 2009. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Adjustments and Reclassifications
     Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should have the liability and equity components of the instruments accounted for separately in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but will not increase the Company’s cash interest payments.
     Upon adoption of FSP APB 14-1, on January 1, 2009, the Company retrospectively applied the change in accounting principle to prior accounting periods as if the principle has always been in effect. See Note 12 — Convertible Notes for impact of the adoption of FSP APB 14-1.

     Certain other prior period amounts have been reclassified to conform with the current-period presentation. There has been no impact on previously reported net income (loss) or shareholders’ equity due to these reclassifications.
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
Note 2 — New Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 amends and expands the disclosure requirements in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 was effective for the quarter ended March 31, 2009 and the Company has included the required disclosures in Note 3 — Fair Value Measurement.
     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 was effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarified the application of FAS No. 157, Fair Value Measurements, (“FAS 157”) in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements.. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP 107-1 for its quarter ending June 30, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP 115-2 for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial position or results of operations.

Note 3 — Fair Value Measurement
     Effective January 1, 2008, the Company implemented FAS 157 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 did not have a material impact on the Company’s financial position or results of operations.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at March 31,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$126,119	$126,119	$—
Short-term investments, available-for-sale	5,641	5,641	—
Foreign exchange forward contracts (1)	90	—	90

Assets measured at fair value at March 31, 2009	$131,850	$131,760	$90

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.
     As of March 31, 2009, the Company’s short-term investments consisted of corporate notes and bonds and commercial paper which are categorized as Level 1 in accordance with FAS 157. The fair values of Level 1 assets, cash, cash equivalents, restricted cash and short-term investments are determined through market, observable and corroborated sources. The fair values of Level 2 assets do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.
Short-term Investments
     The Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

March 31, 2009
Corporate notes and bonds	$3,150	$6	$(11)	$3,145
Commercial paper	2,496	—	—	2,496

Total short-term investments	$5,646	$6	$(11)	$5,641

December 31, 2008
Corporate notes and bonds	$5,351	$2	$(3)	$5,350

Total short-term investments	$5,351	$2	$(3)	$5,350

     No material gains or losses were realized on sales of short-term investments for the three month periods ended March 31, 2009 and 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of March 31, 2009, the Company had no auction rate securities in its short-term investments.

     Short-term investments held at March 31, 2009 have contractual maturities in 2009.
Foreign Currency Derivatives
     The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies. The Company does not enter into any derivatives other than those that can be classified as hedging instruments.
     As of March 31, 2009, the Company had an outstanding forward contract which was designated as a cash flow hedge of anticipated future cash receipts on a sales contract payable in foreign currency. The outstanding notional amount was approximately 11.8 million British pound sterling and hedged foreign currency exposure of approximately $17.0 million. Cash receipts associated with the hedged contract are expected to be received in 2009 and 2010, during which time the revenue on the associated sales contract is expected to be recognized.
     As of December 31, 2008, the Company had outstanding forward contracts designated as cash flow hedges with notional amounts of 11.8 million British pound sterling and 5.5 million euro. These contracts hedged foreign currency exposure of $30.3 million.
     Fair Values of Derivative Instruments (in thousands):

		Fair Value	Fair Value
		as of	as of
		March 31,	December 31,
Hedge Classification	Balance Sheet Location	2009	2008

Cash flow hedges	Prepaid expenses and other current assets	$90	$5,478

Total derivatives classified as hedging instruments		$90	$5,478

     As of March 31, 2009 and December 31, 2008, unrealized gains of $5.8 million and $5.3 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2009, the Company recognized approximately $24,000 in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.
Note 4 — Earnings (Loss) Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”).
     For the three months ended March 31, 2009 and 2008, outstanding stock options, unvested restricted stock grants and restricted stock units, warrants and shares issuable upon conversion of the Notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three month periods ended March 31, 2009 and 2008, potential gross common shares of 5.8 million and 10.7 million, respectively, were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008 (1)
Net loss	$(4,888)	$(11,965)
Unrealized gain (loss) on available-for-sale investments	(4)	76
Cash flow hedges:
Gain on cash flow hedges	536	197
Reclassification adjustment to revenue	24	—

	560	197
Foreign currency translation adjustment	438	(3,325)

Comprehensive loss	$(3,894)	$(15,017)

(1)	Net loss adjusted for retrospective application of FSP APB 14-1 (see Note 12 — Convertible Notes)
Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Trade accounts receivable	$19,856	$75,624
Unbilled receivables	1,029	6,703
Advance billings	3,102	13,439

	23,987	95,766
Allowance for doubtful accounts	(231)	(99)

Accounts receivable, net	$23,756	$95,667

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of March 31, 2009 and December 31, 2008, accounts receivable included $17.3 million and $79.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.9 million and $6.6 million were unbilled as of March 31, 2009 and December 31, 2008, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2009 and December 31, 2008, no non-government accounts receivable were greater than 10% of total accounts receivable.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Components and subassemblies	$21,414	$16,805
Work in process	13,174	6,284
Finished goods	19,138	57,348

Total	$53,726	$80,437

     As of March 31, 2009, finished goods inventory included $16.7 million located at customer sites pending acceptance. As of December 31, 2008, finished goods inventory of $57.3 million was located at customer sites pending acceptance. At March 31, 2009, two customers accounted for $16.0 million, and at December 31, 2008, three customers accounted for $47.6 million of finished goods inventory.
     During the three months ended March 31, 2009, the Company wrote off $156,000 of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT5h product line. During the three months ended March 31, 2008, the Company wrote off $85,000 of inventory, primarily related to scrap, excess or obsolete inventory of the Cray X1E product, which the Company has phased out.

Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Deferred product revenue	$35,477	$43,295
Deferred service revenue	39,152	42,551

Total deferred revenue	74,629	85,846
Less long-term deferred revenue	(17,782)	(18,154)

Deferred revenue in current liabilities	$56,847	$67,692

     As of March 31, 2009 and December 31, 2008, three customers accounted for 52% and 46%, respectively, of total deferred revenue.
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
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.4%	2.4%
Expected dividend yield	0%	0%
Volatility	78%	69%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$1.14	$2.88
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. FAS 123R also requires that the Company recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three-month periods ended March 31, 2009 and 2008 was 10% and 5%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (defined by FAS 123R as the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the provisions of FAS 123R.

     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of product revenue	$91	$14
Cost of service revenue	217	26
Research and development, net	892	221
Sales and marketing	364	81
General and administrative	806	231

Total	$2,370	$573

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
Outstanding at December 31, 2008	3,755,894	$12.30
Grants	10,000	$1.97
Exercises	—	—
Cancellations	(1,879,317)	$16.40

Outstanding at March 31, 2009	1,886,577	$8.16	6.9 years

Exercisable at March 31, 2009	1,182,544	$9.79	5.3 years

Available for grant at March 31, 2009	3,336,815

     As of March 31, 2009, there was no significant aggregate intrinsic value of outstanding or exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. During the three months ended March 31, 2009 and 2008, no options were exercised.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended March 31, 2009 is as follows:

		Weighted
		Average
		Grant date
	Shares	Fair Value
Outstanding at December 31, 2008	623,874	$7.36
Granted	—	—
Forfeited	—	—
Vested	—	—

Outstanding at March 31, 2009	623,874	$7.36

     As of March 31, 2009, the Company had $5.8 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.
     In February 2009, the Company commenced a tender offer to purchase up to 2.1 million of eligible vested and unvested employee and director stock options outstanding. The tender offer was for options with a grant price of $8.00 or more, which were granted prior to May 2007. The tender offer was completed on March 20, 2009, and the Company purchased 1.8 million options for $669,000. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. The Company recorded $1.4 million of stock-based compensation expense related to previously unrecognized compensation cost of unvested stock options that were purchased.

Note 10 — Taxes
     The Company recorded an income tax expense of $48,000 and $282,000 for the three months ended March 31, 2009 and 2008, respectively. The expense recorded was primarily related to foreign income taxes payable.
     The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.
     In March 2008, Cray U.K. Limited, a wholly-owned subsidiary of the Company, received notice from HM Revenue & Customs, which is the United Kingdom equivalent of the Internal Revenue Service, of its intent to open an inquiry into Cray UK Limited’s 2005 and 2006 corporate income tax returns. At this time, it is not possible to determine the extent or the outcome of such inquiry.
Note 11 — Geographic Segment Information
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Three months ended March 31,
Product revenue	$50,709	$9,783	$8,753	$907	$59,462	$10,690
Service revenue	9,627	9,529	5,392	5,909	15,019	15,438

Total revenue	$60,336	$19,312	$14,145	$6,816	$74,481	$26,128

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $56.5 million for the three months ended March 31, 2009, compared to approximately $13.1 million for the three months ended March 31, 2008.
     There have been no material changes in the balances of long-lived assets for the period ended March, 31, 2009.
Note 12 — Convertible Notes
     Upon adoption of FSP APB 14-1, the Company retrospectively, as of the Notes’ December 2004 issue date, recorded a debt discount of $25.8 million. As of March 31, 2009, the remaining debt discount was $1.5 million, and the Notes, with a contractual principal balance of $27.7 million, have a net carrying value of $26.2 million. The Company is amortizing the debt discount over a five-year period which will conclude in December 2009. As of March 31, 2009, the carrying amount of the equity component was $24.7 million.
     The Notes bear contractual interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year. The nonconvertible borrowing rate applied to the principal balance of the Notes was 11.7%. For the period ended March 31, 2009, the Company recorded $744,000 of interest expense, of which $537,000 related to amortization of the debt discount. For the period ended March 31, 2008, the Company recorded $2.0 million of interest expense, of which $1.4 million related to the amortization of the debt discount.

The following table reflects the retrospective application of the adoption of FSP ABP 14-1 for the periods presented. No other accounts were impacted by the adoption of FSP APB 14-1.

	As Originally		Effect of
	Reported	As Adjusted	Change

Income Statement for the three-month period ended March 31, 2008:

Interest income (expense), net	$837	$(496)	$(1,333)
Loss before income taxes	$(10,350)	$(11,683)	$(1,333)
Net loss	$(10,632)	$(11,965)	$(1,333)
Basic and diluted net loss per common share	$(0.33)	$(0.37)	$(0.04)

Cash Flow Statement for the three-month period ended March 31, 2008:

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(10,632)	$(11,965)	$(1,333)
Amortization of debt issuance costs	$173	$125	$(48)
Amortization of convertible notes debt discount	$—	$1,381	$1,381

Balance Sheet as of December 31, 2008:

Prepaid expenses and other current assets	$30,023	$29,993	$(30)
Total Assets	$313,891	$313,861	$(30)

Convertible notes, net of discount	$27,727	$25,681	$(2,046)
Total Liabilities	$195,702	$193,656	$(2,046)
Common stock and additional paid-in capital	$518,727	$543,442	$24,715
Accumulated deficit	$(409,902)	$(432,601)	$(22,699)
Total Shareholders’ Equity	$118,189	$120,205	$2,016
Total Liabilities and Shareholders’ Equity	$313,891	$313,861	$(30)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. We assume no obligation to update these forward-looking statements. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements are set forth in the discussion under “Item 1A. Risk Factors” in Part II of this Report. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto in our 2008 Form 10-K and the Condensed Consolidated Financial Statements and accompanying Notes thereto in this Report.

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
Summary of First Three Months of 2009 Results
     Total revenue increased $48.4 million for the first three months of 2009, from $26.1 million to $74.5 million, compared to the first three months of 2008 primarily due to increased revenue from Cray XT5 systems.
     Loss from operations for the first three months of 2009 decreased $7.9 million to a loss of $3.6 million, due to increased gross profit of $6.5 million and $1.4 million of lower operating expenses. Lower operating expenses resulted from a decrease in net research and development expense, partially offset by higher sales and marketing and general and administrative expenses that were negatively impacted by stock-based compensation expense related to our stock option repurchase tender offer completed in March 2009.
     Net cash provided by operations was $53.5 million for the first three months of 2009 compared to net cash used in operations of $31.6 million for the first three months of 2008. Cash and short-term investment balances, including restricted cash balances, were $131.8 million as of March 31, 2009 compared to $80.4 million as of December 31, 2008.
Market Overview and Challenges
     In recent years the most significant trends in the HPC industry have been:
•	The commoditization of HPC hardware, particularly processors and also interconnect systems,

•	The growing commoditization of software, including plentiful building blocks and more capable open source software,

•	Supercomputing with commodity processors increasing scalability requirements,

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations,

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance has decreased, and

•	Data needs growing faster than computational needs.
     These trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components throughout the HPC market, especially in capacity, or throughput, computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements where “time to solution” is of significant importance.
     In the markets for larger systems costing significantly in excess of $1 million, the use of commodity processors and networking components results in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to quad-core and soon many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications.

Vendors have also begun to augment standard microprocessors with other processor types in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We have demonstrated expertise in several processor technologies — massively parallel processing, multithreading, vector processing and co-processing with field programmable gate arrays. Further, we offer unique capabilities in high-speed, high bandwidth interconnect design, compiler technology, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our new Cray CX1 and Cray XT5m systems.
Our Goals and Strategy
     Our goals are to become the leading provider of supercomputers in the HPC market segments that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:
     Gain Share in Our Core Supercomputing Market. We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are focused primarily on the mid-range and lower end of the HPC market where lower bandwidth cluster systems dominate. We continue to be focused primarily on the roughly $3 billion high-end supercomputing segment of the HPC market.
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
     Expand Our Total Addressable Market. Over time, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC. Our expansion of our engineering services offerings, including our Custom Engineering program, our Cray CX1 system, our first system based on Intel processors, and our new Cray XT5m system are three initiatives to further this strategy.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our Intel initiative, are efforts to increase product revenue. While there is a wide range of potential outcomes, we currently expect product revenue to decline for the full year 2009 compared to 2008. We also plan to increase our engineering services offerings, which include our Custom Engineering team, and market new products, such as the Cray CX1 and Cray XT5m systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
     Gross profit. Our total gross profit and our product gross profit margin for the first three months of 2009 were 24% and 22%, respectively, decreases from the respective 2008 levels of 43% and 40% due to a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a delay in signing of a contract and revenue recognition issues relating to an anticipated Custom Engineering project on which we have incurred costs. We need to focus on maintaining and improving our product gross profit over the long term, which we believe is best achieved through product differentiation, although we expect product gross profit to decline in 2009 principally due to the low gross profit system sale, most of which was recognized in the first quarter of 2009.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 DARPA Phase III award is in line with our long-term development path. This award, however, has resulted in increases in gross and net research and development expenditures due to the size of the overall program and the cost-sharing requirement on our part. Operating expenses for the first quarter of 2009 were approximately $1.4 million less than the first quarter of 2008 due to a decrease in net research and development expense, which was partially offset by increased sales and marketing and general and administrative expenses that were negatively impacted by stock-based compensation expense as a result of our stock option tender repurchase offer completed in March 2009.
     Liquidity and cash flows. Due to the variability in product revenue and new contracts, our cash position also varies from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective, which should improve our cash position and shareholder value.
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2008 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2009, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
     Products. We recognize revenue from sales of our products other than the Cray CX1 system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX1 product is generally recognized upon shipment when title and risk of loss transfers to the customer.
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
     As of March 31, 2009, we had approximately $135.2 million of net deferred tax assets, against which we provided a $133.5 million valuation allowance, resulting in a net deferred tax asset of $1.7 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized.
Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from the U.S. government. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. As of March 31, 2009, we had $16.2 million of deferred engineering advance payments. We evaluate whether services will be rendered and if a determination is made that these services will not be rendered, any amounts not previously recognized and not otherwise recoverable will be charged to expense in that period.
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
New Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 amends and expands the disclosure requirements in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 was effective for the quarter ended March 31, 2009 and we have included the required disclosures in Note 3 — Fair Value Measurement.
     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 was effective upon issuance, including periods for which financial statements have not been issued, and clarified the application of FAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of FSP FAS 157-3 did not have a significant impact on our financial position or results of operations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We will adopt FSP 107-1 for the quarter ending June 30, 2009.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We will adopt FSP 115-2 for the quarter ending June 30, 2009. We do not expect the adoption of FSP 115-2 to have a material impact on our financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS No. 157, Fair Value Measurements. FSP 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We will adopt FSP 157-4 for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our financial position or results of operations.
Results of Operations
Revenue and Gross Profit Margins
     Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2009	2008

Product revenue	$59,462	$10,690
Less: Cost of product revenue	46,334	6,412

Product gross profit	$13,128	$4,278

Product gross profit margin	22%	40%

Service revenue	$15,019	$15,438
Less: Cost of service revenue	10,276	8,359

Service gross profit	$4,743	$7,079

Service gross profit margin	32%	46%

Total revenue	$74,481	$26,128
Less: Total cost of revenue	56,610	14,771

Gross profit	$17,871	$11,357

Gross profit margin	24%	43%
Product Revenue
     Product revenue for the three months ended March 31, 2009 was $59.5 million, primarily from sales of Cray XT5 systems. Product revenue for the three months ended March 31, 2008, was $10.7 million, principally from sales of Cray XT4 and Cray XT5h systems.
     While a wide range of potential results is possible, we expect that full year 2009 product revenue will decrease by $30 million to $45 million from 2008 levels, due primarily to lower revenues from Cray XT5 and Cray XT5h systems.
Service Revenue
     Service revenue for the three months ended March 31, 2009 was $15.0 million compared to $15.4 million for the same period in 2008, due to a $1.7 million decrease in engineering services revenue offset in part by a $1.3 million increase in maintenance service revenue.
     For the full year 2009, we expect increased service revenue, including more than $15 million from engineering services and an increase of approximately $3 million in maintenance services over 2008 levels.
Cost of Product Revenue and Product Gross Profit
     For the three months ended March 31, 2009, product gross profit increased $8.9 million, while product gross profit margin decreased 18 percentage points to 22 percent compared to the same period in 2008. The increase in cost of product revenue and product gross profit was the result of increased product sales. Product gross profit margin was negatively impacted by a large system sale with a low gross profit. We recognized $36 million of product revenue during the first quarter of 2009 from this sale at gross profit margin in the mid-teens.
     We expect product gross profit margin to decrease by about 7 to 10 percentage points for the full year 2009 compared to 2008 levels primarily due to the impact of the low gross profit contract, most of which was recognized in the first quarter of 2009.
Cost of Service Revenue and Service Gross Profit
     Cost of service revenue increased $1.9 million during the three months ended March 31, 2009 compared to the same 2008 period, principally due to costs for our increased engineering services activities, which included Custom Engineering activities. Service gross profit margin decreased by 14 percentage points for the three-month period ended March 31, 2009 as compared to the same period in 2008 due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities with limited revenue.

     We expect full year 2009 service gross profit margin to be at similar levels as in 2008, with increased service revenue being offset proportionately by increased costs, primarily additional personnel and outside services related to additional Custom Engineering activity.
Research and Development Expenses
     Research and development expenses for the three months ended March 31, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2009	2008
Gross research and development expenses	$26,018	$22,092
Less: Amounts included in cost of revenue	(582)	—
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(14,221)	(8,373)

Net research and development expenses	$11,215	$13,719

Percentage of total revenue	15%	53%
     Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses. Government co-funding on the DARPA HPCS Phase III project is recorded in our Condensed Consolidated Statements of Operations as reimbursed research and development.
     For the three months ended March 31, 2009, gross research and development expenses increased $3.9 million from the same period in 2008, due to increased expenditures on our DARPA HPCS Phase III contract, including $2.5 million of additional amortization of prepaid engineering services due to a change in development expectations, $1.8 million of process improvement consulting costs, and $0.6 million of stock-based compensation from our stock option repurchase tender offer. Reimbursed research and development increased $5.8 million for the first three months of 2009 compared to the same period in 2008, principally due to higher amounts recognized on the DARPA HPCS Phase III project.
     During the fourth quarter of 2008, we amended the DARPA HPCS Phase III agreement to incorporate Intel technologies into our development project and establish later delivery dates, new milestones and new payment dates and amounts. We are still required to spend a total of $375 million on the DARPA Phase III project in order to receive $250 million of co-funding. As of March 31, 2009, we had received $87.5 million of the anticipated $250 million of DARPA co-funding. During the first quarter of 2009, we began discussions with DARPA on additional potential modifications to the DARPA HPCS Phase III contract. These negotiations may delay our next milestone beyond the second quarter of 2009 and if this occurs, we may incur costs during the second quarter of 2009 which will not be offset by any reimbursement during the period. While this would negatively impact the second quarter of 2009 by as much as $9 million, unless these negotiations are prolonged or the contract is significantly modified or cancelled, with a similar decrease in net research and development spending reported for the quarter in which the milestone is accepted.
     For full year 2009, we expect net research and development expense to decrease slightly from 2008 levels due to lower variable compensation expense and increased levels of recognized government co-funding.
Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2009	2008
Sales and marketing	$6,063	$5,382
Percentage of total revenue	8%	21%
General and administrative	$4,146	$3,696
Percentage of total revenue	6%	14%

     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2009 increased from the same period in 2008, primarily due to increased commission expense of $0.5 million on higher product sales and $0.2 million of stock-based compensation expense related to our stock option repurchase tender offer. For full year 2009, we anticipate slightly higher sales and marketing expense due to headcount increases and additional marketing activities associated with our introduction of the Cray CX1 and Cray XT5m supercomputers, partially offsetting decreases in variable compensation and commission expense.
     General and Administrative. General and administrative expenses for the three months ended March 31, 2009 were $450,000 higher than the same period in 2008, primarily due to stock-based compensation expense related to our stock option repurchase tender offer. For full year 2009, we expect general and administrative expense to decrease slightly from 2008 levels due to lower variable compensation expense.
Other Income (Expense), net
     For the three months ended March 31, 2009, we recognized net other expense of $754,000 compared to net other income of $253,000 for the same period of 2008. Net other expense for the three months ended March 31, 2009 was principally the result of foreign currency transaction losses. Net other income for the three months ended March 31, 2008 was principally the result of foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three months ended March 31, 2009 and 2008, respectively, were (in thousands):

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Interest income	$270	$1,635
Interest expense	(803)	(2,131)

Net interest income (expense)	$(533)	$(496)

     Interest income decreased during the three months ended March 31, 2009 compared to the same period in 2008 as a result of significantly lower short-term interest rates and average invested balances.
     Interest expense for the three months ended March 31, 2009 and 2008 included $208,000 and $600,000 of contractual interest on our Notes, respectively, non-cash amortization of our Notes’ debt discount of $537,000 and $1.4 million, respectively, and non-cash amortization of capitalized issuance costs of $52,000 and $125,000, respectively.
Taxes
     We recorded an income tax expense of $48,000 and $282,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in income tax expense in the first three months of 2009 compared to the same period in 2008 was primarily the result of tax legislation included in the American Recovery and Reinvestment Act of 2009.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $155.5 million at March 31, 2009 compared to $176.1 million at December 31, 2008; cash and cash equivalents increased by $51.1 million, while short-term investments increased by $291,000 and accounts receivable decreased by $71.9 million. At March 31, 2009, we had working capital of $111.9 million compared to $114.2 million at December 31, 2008.
     Net cash provided by operating activities for the three months ended March 31, 2009 was $53.5 million compared to net cash used in operating activities of $31.6 million for the same period in 2008. For the three months ended March 31, 2009, net cash provided by operating activities was principally the result of decreases in accounts receivable and inventory, partially offset by decreases in accrued payroll and related expenses, other accrued liabilities and advance research and development payments. For the three months ended March 31, 2008, net cash used by operating activities was principally the result of our net loss for the period and an increase in accounts receivable and a decrease in advance research and development payments, partially offset by an increase in deferred revenue.
     Net cash used in investing activities was $1.7 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $23.7 million for the respective 2008 period. Net cash used in investing activities for the three months ended March 31, 2009 was due principally to purchases of short-term investments and purchases of property and equipment, partially offset by the sales or maturities of short-term investments. Net cash provided by investing activities for the three months ended March 31, 2008 was due principally to the sales or maturities of short-term investments.
     Net cash used in financing activities for the three months ended March 31, 2009 was $525,000, compared to no financing activities for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 resulted primarily from the repurchase of stock options as the result of our 2009 stock option repurchase tender offer, partially offset by the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, repurchase of our remaining outstanding Notes, outside engineering expenses, particularly as we continue development of our Cray XT5 and successor systems and internally fund a portion of the expenses on our Cascade project pursuant to the DARPA Phase III award, interest expense and acquisition of property and equipment. Our remaining 2009 capital budget for property and equipment is approximately $9.6 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual obligations at March 31, 2009 (in thousands):

	Amounts Committed by Year
		2009
		(Less than
Contractual Obligations	Total	1 Year)	2010-2011	2012-2013	Thereafter
Development agreements	$51,683	$13,969	$22,714	$15,000	$—
Operating leases	18,445	2,325	4,569	4,206	7,345
Unrecognized income tax benefits	646	—	646	—	—

Total contractual cash obligations	$70,774	$16,294	$27,929	$19,206	$7,345

     As of March 31, 2009, we had $27.7 million contractual face amount of outstanding Notes. The Notes bear interest at an annual rate of 3.0%, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that the holders of the Notes will likely require us to purchase the remaining Notes on December 1, 2009. In August 2008, we amended our line of credit reducing the maximum line of credit to $1.4 million from $10.0 million. This facility expires June 1, 2009. As of March 31, 2009, $0.2 million of the line of credit supported outstanding letters of credit and we were eligible to use the remaining $1.2 million; however, this amount is subject to fluctuations related to foreign currency exchange rates on the outstanding letters of credit.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three month period ended March 31, 2009, we incurred $7.8 million for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. Our net cash (cash and cash equivalents, including restricted cash, less the contractual face amount of the outstanding Notes) is anticipated to be generally above the year-end 2008 balance during 2009. We expect our cash resources to be adequate for at least the next twelve months.
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
     Interest Rate Risk: We invest our available cash principally in highly liquid investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Our investments are currently in fixed interest rate instruments, which carry a modest degree of market risk. Fixed-rate investments may have their fair value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in fair value due to changes in interest rates. A 0.5 percent change in interest rates would not be significant.
     The table below presents fair value and related weighted average interest rate by investment class at March 31, 2009 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A/A-1 to AAA/Aaa.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate
Corporate notes and bonds	$3,145	2009	4.7%
Commercial paper	$2,496	2009	0.6%

Total short-term investments	$5,641

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2009, we were a party to a forward exchange contract that hedged approximately $17 million of anticipated cash receipts on specific foreign currency denominated sales contracts. This forward contract hedges the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2009, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $900,000.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales expected for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a substantial portion of our product revenue in the fourth quarter of 2008 came from a few major transactions involving our quad-core Cray XT5 system, including approximately $100 million from the acceptance of the petaflops system at Oak Ridge National Laboratory in December 2008. Delays in recognizing revenue from a product transaction due to development delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific 2009 quarter, and could shift associated revenue, gross profit and cash receipts from one fiscal period into another.
     We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $12.1 million in 2006, a net loss of $5.7 million in 2007, a net loss of $31.3 million, including a non-cash goodwill impairment charge of approximately $54.5 million, in 2008, and a net loss of $4.9 million in the first quarter of 2009.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successful development and selling of our Cray XT5 and Cray XT5m systems, including upgrades and successor systems;

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	the successful expansion of our Custom Engineering program, including winning new contracts in time for performance in 2009 and subsequent years;

•	our expense levels, including research and development net of government funding, which are affected by the level and timing of such funding and the meeting of contractual development milestones;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product gross profit contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;

•	the competitiveness of our products, which may be affected by the competitiveness of key components from suppliers;

•	the level and timing of maintenance contract renewals with existing customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the terms and conditions of sale or lease for our products; and

•	the building of a reseller network for our Cray CX1 system and achieving significant sales of Cray CX1 systems.
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
     Our DARPA HPCS project incorporates certain Intel technologies, and recent changes by Intel in its high performance technology roadmap could adversely affect our ability to complete that program successfully. See “If DARPA terminated our DARPA HPCS program, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease” below. In addition, we have prepaid for certain engineering expenses and if we do not obtain the value of those prepayments, we may have to write-down or write-off those recorded balances, which would have an adverse impact on our results from operations. Our Cray XT5 and successor systems are based on certain AMD Opterontm processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, have adversely affected our revenue and operating results in prior periods and could continue to adversely affect results for 2009 and in subsequent periods. If, in 2009, any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors or develops less competitive products, our product revenue, gross profits and operating results would be adversely affected.
     The achievement of our business plan in 2009 and future periods is highly dependent on increased product revenue and gross profit from our Cray XT5 and successor systems. We expect that a substantial majority of our product revenue in 2009 and subsequent years will come from sales of Cray XT5 systems, including upgrades and successor systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT5 systems must scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or performance across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT5 and successor systems.
     Several factors affect our ability to obtain higher gross profits for our products, such as:
•	the level of product differentiation in our Cray XT5 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth cluster systems. Our long-term success may be adversely affected if we are not successful in demonstrating the value of our balanced high bandwidth systems with the capability of solving challenging problems quickly to a market beyond our current core of customers, largely certain agencies of the U.S. and other governments, that require systems with the performance and features we offer;

•	we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2007 and 2008, and we will incur additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products and must estimate future system performance;

•	in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our gross profit. Either way, our operating results could be adversely affected; and

•	in the past, product gross profit has been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory.
     To improve our financial performance, we need greater product differentiation and to limit contract penalties, negative manufacturing variances and other charges that adversely affect product gross profit. The failure to do so will adversely affect our operating results.
     If DARPA terminated our DARPA HPCS program, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and provides for a contribution by DARPA to us of up to $250 million payable over approximately five years, assuming we meet eleven milestones. We have met four of these milestones through March 31, 2009. Our DARPA HPCS program now incorporates certain Intel technologies, and we are currently discussing with DARPA changes to the scope and schedule of this program due to changes by Intel in its technology roadmap that could adversely affect our ability to perform on the program successfully. If we are unable to renegotiate the terms of the program or, even if we succeed in our negotiations but are unable to meet the remaining milestones, either of which may lead to a termination of the DARPA HPCS program, our cash flows and expenses would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our Cascade development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and 2008, with additional delays possible in 2009 related to our discussions with DARPA on the changes in scope and program schedule. If we do not achieve a milestone in the period we had estimated, we may incur research and development expense, without offsetting co-funding, which will increase our net research and development expense during the period. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must have spent at least $375 million on the project for us to receive all of the DARPA $250 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. The DARPA HPCS program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program.
     If we do not meet our revenue goals for our new strategic initiatives, our revenue and operating results will be adversely affected. Our full year 2009 plans anticipate significant combined revenues from our three new strategic initiatives: providing Custom Engineering services and selling our new Cray CX1 and Cray XT5m systems. In order to meet our Custom Engineering goals, we must win awards for new contracts in time for significant performance in 2009. Sales of the Cray CX1 system will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX1 systems in the competitive workgroup server market. The Cray XT5m system requires successful sales in the lower end of the supercomputer market segment. These efforts require monetary investments ahead of revenue, including adding experienced managers and personnel and initiating new marketing efforts. These additional costs, if not offset by new contributions from these initiatives, will adversely affect our full year 2009 operating results as they did in the first quarter of 2009. In addition, most of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements that we have not previously experienced. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. If we are not successful in these three initiatives, our full year 2009 revenue and operating results will be adversely affected.
     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to completing ongoing development of the scalable system software and hardware for Cray XT5 and upgrade systems for revenue generation in 2009, we continue to work on our product roadmap, including successor systems to the Cray XT5 system and Cray XMT system and incorporating Intel technologies into and completing our Cascade program. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2007, 2008 and the first quarter of 2009, approximately 64%, 88%, and 80%, respectively, of our product revenue was derived from such sales. Our plans for the rest of 2009 and the future contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
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
     Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results (particularly if they are less than our analysts’ previous estimates), changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations by us or our competitors, general economic conditions and conditions in our industry.
     We will require a significant amount of cash to purchase the Notes and to fund planned capital expenditures, research and development efforts and other corporate expenses and we may have to seek additional financing. Following certain negotiated repurchases in the fourth quarter of 2008 of our Notes, we had approximately $27.7 million in principal amount of Notes outstanding as of March 31, 2009. We expect that we likely will be required to purchase all of the remaining Notes on December 1, 2009, pursuant to a put option held by holders of these Notes. In addition, holders may also require us to purchase their Notes upon a fundamental change, as defined in the indenture governing the Notes, which includes among other matters, a change of control. Our ability to repurchase the Notes in such events may be limited by law and by the terms of other indebtedness that we may have outstanding at the time of such events. If we do not have sufficient funds, we will not be able to repurchase the Notes tendered to us for purchase. Our ability to make payments on our indebtedness, including the potential repurchase of the Notes in December 2009, and to fund planned capital expenditures, research and development efforts and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. Our business may not generate sufficient cash from operations. If we do not generate sufficient funds from operations, future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other needs. If we are unable to generate sufficient cash to enable us to pay our indebtedness, we may need to pursue one or more alternatives, such as reducing our operating expenses, reducing or delaying capital expenditures or research and development, selling assets, raising additional equity capital and/or debt, and seeking legal protection from our creditors. There can be no assurance that we will be successful in our efforts to achieve future profitable operations or generate sufficient cash from operations, or that we would obtain additional funding through a financing in the event our financial resources became insufficient, especially in the current economic climate. A financing, even if available, may not be available on satisfactory terms, may contain restrictions on our operations, and if involving equity or debt securities could reduce the percentage ownership of our shareholders, may cause additional dilution to our shareholders and the securities may have rights, preferences and privileges senior to our common stock.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2009, we had outstanding:
•	34,106,275 shares of common stock;

•	1,284,852 shares of common stock issuable upon exercise of warrants;

•	1,886,577 shares of common stock issuable upon exercise of options, of which options to purchase 1,182,544 shares of common stock were then exercisable; and

•	Notes convertible into an aggregate of 1,436,260 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 1,974,857 shares of common stock.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of March 31, 2009, an aggregate of 623,874 shares and restricted stock units held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the warrants and options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The warrants outstanding at March 31, 2009, consisted of warrants to purchase 1,284,852 shares of common stock, with an exercise price of $10.12 per share, expiring on June 21, 2009. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise or conversion of warrants, options and Notes, may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding warrants, options and Notes may prove to be a hindrance to our future financings. Further, the holders of warrants, options and Notes may exercise or convert them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

CRAY INC.
Date: May 8, 2009	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer