Form 10-Q
period 2009-06-30
CRAY INC
filed 2009-08-05
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of July 31, 2009, there were 35,062,989 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray XT4, Cray XT5, Cray XT5m, Cray XT, Cray XMT and Cray CX are trademarks of Cray Inc. The registered trademark Linux® is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

		December 31,
	June 30,	2008
	2009	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$61,487	$72,373
Restricted cash	1,906	2,691
Short-term investments, available-for-sale	5,488	5,350
Accounts receivable, net	47,727	95,667
Inventory	50,432	80,437
Prepaid expenses and other current assets	22,494	29,993

Total current assets	189,534	286,511
Property and equipment, net	17,735	18,396
Service inventory, net	1,702	1,917
Deferred tax asset	1,322	1,200
Other non-current assets	7,124	5,837

TOTAL ASSETS	$217,417	$313,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,815	$16,730
Accrued payroll and related expenses	13,232	23,672
Advance research and development payments	1,467	13,887
Convertible notes, net of discount	158	25,681
Other accrued liabilities	8,369	24,670
Deferred revenue	34,711	67,692

Total current liabilities	76,752	172,332
Long-term deferred revenue	16,690	18,154
Other non-current liabilities	3,266	3,170

TOTAL LIABILITIES	96,708	193,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,021,880 and 33,506,573 shares, respectively	547,852	543,442
Accumulated other comprehensive income	6,926	9,364
Accumulated deficit	(434,069)	(432,601)

TOTAL SHAREHOLDERS’ EQUITY	120,709	120,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,417	$313,861

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Revenue:
Product	$42,101	$32,851	$101,563	$43,541
Service	20,643	13,882	35,662	29,320

Total revenue	62,744	46,733	137,225	72,861

Cost of revenue:
Cost of product revenue	22,263	22,003	68,597	28,415
Cost of service revenue	11,952	9,241	22,228	17,600

Total cost of revenue	34,215	31,244	90,825	46,015

Gross profit	28,529	15,489	46,400	26,846

Operating expenses:
Research and development, net	13,710	11,890	24,925	25,609
Sales and marketing	6,341	5,848	12,404	11,230
General and administrative	3,901	3,465	8,047	7,161

Total operating expenses	23,952	21,203	45,376	44,000

Income (loss) from operations	4,577	(5,714)	1,024	(17,154)
Other income (expense), net	(737)	540	(1,491)	793
Interest expense, net	(351)	(1,123)	(884)	(1,619)

Income (loss) before income taxes	3,489	(6,297)	(1,351)	(17,980)
Income tax expense	(69)	(107)	(117)	(389)

Net income (loss)	$3,420	$(6,404)	$(1,468)	$(18,369)

Basic and diluted net income (loss) per common share	$0.10	$(0.20)	$(0.04)	$(0.57)

Basic weighted average shares outstanding	33,580	32,521	33,390	32,446

Diluted weighted average shares outstanding	33,965	32,521	33,390	32,446

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
		2008
	2009	(As Adjusted)
Operating activities:
Net loss	$(1,468)	$(18,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,490	5,421
Share-based compensation expense	3,403	1,378
Inventory write-down	956	420
Amortization of debt issuance costs	79	254
Loss on repurchase of Notes	910	—
Amortization of convertible notes debt discount	828	2,802
Deferred income taxes	94	(89)
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts receivable	47,580	(8,893)
Inventory	27,776	(61,531)
Prepaid expenses and other assets	5,871	(10,723)
Accounts payable	2,070	50,642
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(39,433)	(16,033)
Other non-current liabilities	95	234
Deferred revenue	(34,699)	(8,395)

Net cash provided by (used in) operating activities	18,552	(62,882)
Investing activities:
Sales/maturities of short-term investments	5,350	35,549
Purchases of short-term investments	(5,481)	(1,673)
Decrease in restricted cash	785	—
Purchases of property and equipment	(2,225)	(1,871)

Net cash provided by (used in) investing activities	(1,571)	32,005
Financing activities:
Repurchase of Notes	(27,150)	—
Proceeds from issuance of common stock through employee stock purchase plan	255	234
Proceeds from exercises of stock options	28	48
2009 stock option repurchase tender offer, purchase of options	(669)	—

Net cash provided by (used in) financing activities	(27,536)	282
Effect of foreign exchange rate changes on cash and cash equivalents	(331)	166

Net decrease in cash and cash equivalents	(10,886)	(30,429)
Cash and cash equivalents:
Beginning of period	72,373	120,539

End of period	$61,487	$90,110

Supplemental disclosure of cash flow information:
Cash paid for interest	$393	$1,202
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,273	$1,727
Shares issued for 401(k) match	$1,311	$1,223
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
     During the six months ended June 30, 2009, the Company incurred a net loss of $1.5 million but generated $18.6 million of cash from operating activities. The Company had $112.8 million of working capital as of June 30, 2009. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
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
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 107-1 for its quarter ended June 30, 2009. As of June 30, 2009, the 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”), with a contractual face amount of $164,000, had a fair value of $162,000.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 115-2 for its quarter ended June 30, 2009. There was no impact on the Company’s financial position or results of operations from adoption.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 for its quarter ended June 30, 2009. There was no impact on the Company’s financial position or results of operations from adoption.
     In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted FAS 165 during the second quarter of 2009. The Company has evaluated subsequent events and any related required disclosures through August 5, 2009, which is the date this Quarterly Report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.
     In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched a new Accounting Standards Codification which will supersede existing GAAP for nongovernmental entities. This pronouncement is expected to have no effect on the Company’s financial position or results of operations.

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
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at June 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$63,393	$63,393	$—
Short-term investments, available-for-sale	5,488	5,488	—

Assets measured at fair value at June 30, 2009	$68,881	$68,881	$—

Foreign exchange forward contracts (1)	(2,693)	—	(2,693)

Liabilities measured at fair value at June 30, 2009	$(2,693)	$—	$(2,693)

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
     As of June 30, 2009, the Company’s short-term investments consisted of corporate notes and bonds and treasury bills which are categorized as Level 1 in accordance with FAS 157. The fair values of Level 1 assets, cash, cash equivalents, restricted cash and short-term investments are determined through market, observable and corroborated sources. The fair values of Level 2 assets do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.
Short-term Investments
     The Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
June 30, 2009
Corporate notes and bonds	$2,499	$—	$—	$2,499
Treasury bills	2,990	—	(1)	2,989

Total short-term investments	$5,489	$—	$(1)	$5,488

December 31, 2008
Corporate notes and bonds	$5,351	$2	$(3)	$5,350

Total short-term investments	$5,351	$2	$(3)	$5,350

     No material gains or losses were realized on sales of short-term investments for the three and six month periods ended June 30, 2009 and 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses. As of June 30, 2009, the Company had no auction rate securities in its short-term investments.
     Short-term investments held at June 30, 2009 have contractual maturities in 2009 and 2010.

Foreign Currency Derivatives
     The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies. The Company does not enter into any derivatives other than those that can be classified as hedging instruments.
     As of June 30, 2009, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amount was approximately 11.8 million British pound sterling and 10.3 million Swiss Franc and hedged foreign currency exposure of approximately $26.2 million. Cash receipts associated with the hedged contracts are expected to be received in 2009 and 2010, during which time the revenue on the associated sales contracts are expected to be recognized.
     As of December 31, 2008, the Company had outstanding forward contracts designated as cash flow hedges with notional amounts of 11.8 million British pound sterling and 5.5 million euro. These contracts hedged foreign currency exposure of $30.3 million.
     Fair Values of Derivative Instruments (in thousands):

		Fair Value	Fair Value
		as of	as of
		June 30,	December 31,
Hedge Classification	Balance Sheet Location	2009	2008
Cash flow hedges	Other accrued liabilities/Prepaid expenses and other current assets	$(2,693)	$5,478

Total derivatives classified as hedging instruments		$(2,693)	$5,478

     As of June 30, 2009 and December 31, 2008, foreign currency gains of $3.4 million and $5.3 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2009, the Company recorded approximately $512,000 and $488,000, respectively, in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three and six months ended June 30, 2008, the Company reclassified approximately $0.5 million of foreign exchange losses against product revenue as revenue was recognized on the hedged transaction.
Note 4 — Earnings (Loss) Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding Notes.
     For the three months ended June 30, 2009, outstanding stock options and unvested restricted stock of 385,000 shares were included in the diluted weighted average shares outstanding. For the six months ended June 30, 2009 and 2008, and for the three months ended June 30, 2008, outstanding stock options, unvested restricted stock grants and restricted stock units, warrants and shares issuable upon conversion of the Notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2009, potential gross common shares of 4.8 million and 5.2 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2008, potential gross common shares of 11.8 million were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (1)	2009	2008 (1)
Net income (loss)	$3,420	$(6,404)	$(1,468)	$(18,369)
Unrealized net gain (loss) on available-for-sale investments	4	(83)	—	(7)

Cash flow hedges:
Net loss on cash flow hedges	(1,515)	(320)	(979)	(123)
Reclassification adjustment to revenue	(512)	500	(488)	500

	(2,027)	180	(1,467)	377

Foreign currency translation adjustment	(1,409)	485	(971)	(2,840)

Comprehensive loss	$(12)	$(5,822)	$(3,906)	$(20,839)

(1)	Net loss adjusted for retrospective application of FSP APB 14-1 (see Note 12 — Convertible Notes)

Note 6 — Accounts Receivable
     Net accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade accounts receivable	$45,165	$75,624
Unbilled receivables	1,023	6,703
Advance billings	1,770	13,439

	47,958	95,766
Allowance for doubtful accounts	(231)	(99)

Accounts receivable, net	$47,727	$95,667

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of June 30, 2009 and December 31, 2008, accounts receivable included $31.1 million and $79.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.8 million and $6.6 million were unbilled as of June 30, 2009 and December 31, 2008, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2009, one non-government customer accounted for 21% of total accounts receivable. As of December 31, 2008, no non-government accounts receivable were greater than 10% of total accounts receivable.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Components and subassemblies	$23,967	$16,805
Work in process	12,097	6,284
Finished goods	14,368	57,348

Total	$50,432	$80,437

     As of June 30, 2009, finished goods inventory included $13.7 million located at customer sites pending acceptance. As of December 31, 2008, finished goods inventory of $57.3 million was located at customer sites pending acceptance. At June 30, 2009, two customers accounted for $11.8 million, and at December 31, 2008, three customers accounted for $47.6 million of finished goods inventory.
     During the three and six months ended June 30, 2009, the Company wrote off $800,000 and $956,000, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line. During the three and six months ended June 30, 2008, the Company wrote off $363,000 and $420,000 of inventory, respectively, primarily related to scrap, excess or obsolete inventory of the Cray XT3 product.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Deferred product revenue	$24,937	$49,326
Deferred service revenue	26,464	36,520

Total deferred revenue	51,401	85,846
Less long-term deferred revenue	(16,690)	(18,154)

Deferred revenue in current liabilities	$34,711	$67,692

     As of June 30, 2009 and December 31, 2008, three customers accounted for 45% and 46%, respectively, of total deferred revenue.

Note 9 — Share-Based Compensation
     The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
     The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant.
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.6%	2.9%	1.6%	2.8%
Expected dividend yield	0%	0%	0%	0%
Volatility	79%	69%	79%	69%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$2.20	$3.57	$2.19	$3.52
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and six month periods ended June 30, 2009 was 8% for each period. The estimated forfeiture rate for stock option grants during the three and six month periods ended June 30, 2008 was 9% for each period. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of product revenue	$33	$23	$124	$37
Cost of service revenue	81	43	298	69
Research and development, net	347	296	1,239	517
Sales and marketing	148	128	512	209
General and administrative	424	315	1,230	546

Total	$1,033	$805	$3,403	$1,378

     A summary of the Company’s stock option activity for the six months ended June 30, 2009 and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2008	3,755,894	$12.30
Grants	1,210,200	$3.74
Exercises	(4,775)	$5.96
Cancellations	(1,896,657)	$16.35

Outstanding at June 30, 2009	3,064,662	$6.42	7.9 years	$7.5 million

Exercisable at June 30, 2009	1,170,103	$9.00	5.4 years	$1.7 million

Available for grant at June 30, 2009	4,290,485

     Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. During the three and six months ended June 30, 2009, stock options covering 4,775 shares, with a total intrinsic value of $7,000, were exercised. For the three and six months ended June 30, 2008, stock options covering 8,072 shares, with a total intrinsic value of $2,000, were exercised.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended June 30, 2009 is as follows:

		Weighted
		Average
		Grant date
	Shares	Fair Value
Outstanding at December 31, 2008	623,874	$7.36
Granted	852,170	3.77
Vested	(56,659)	7.07
Forfeited	—	—

Outstanding at June 30, 2009	1,419,385	$5.21

     The aggregate fair value of restricted stock vested during the second quarter of 2009 was $0.2 million.
     As of June 30, 2009, the Company had $10.6 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years.
     In February 2009, the Company commenced a tender offer to purchase up to 2.1 million of eligible vested and unvested employee and director stock options outstanding. The tender offer was for options with a grant price of $8.00 or more, which were granted prior to May 2007. The tender offer was completed on March 20, 2009, and the Company purchased 1.8 million options for $669,000. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. During the six months ended June 30, 2009, the Company recorded $1.4 million of stock-based compensation expense related to previously unrecognized compensation cost of unvested stock options that were purchased.
Note 10 — Taxes
     The Company recorded income tax expense of $69,000 and $117,000, respectively, for the three and six months ended June 30, 2009. The Company recorded income tax expense of $107,000 and $389,000, respectively, for the three and six months ended June 30, 2008. The expense recorded was primarily related to foreign income taxes payable.

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
Note 11 — Geographic Segment Information
     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. Cray’s chief decision-maker is the Chief Executive Officer. The Company continues to operate in a single operating segment.
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Three months ended June 30,
Product revenue	$29,057	$21,760	$13,044	$11,091	$42,101	$32,851
Service revenue	15,023	7,994	5,620	5,888	20,643	13,882

Total revenue	$44,080	$29,754	$18,664	$16,979	$62,744	$46,733

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Six months ended June 30,
Product revenue	$79,766	$31,544	$21,797	$11,997	$101,563	$43,541
Service revenue	24,650	17,524	11,012	11,796	35,662	29,320

Total revenue	$104,416	$49,068	$32,809	$23,793	$137,225	$72,861

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $42.6 million and $99.1 million, respectively, for the three and six months ended June 30, 2009, compared to approximately $28.2 million and $41.3 million, respectively, for the three and six months ended June 30, 2008.
     There have been no material changes in the balances of long-lived assets during the three and six months ended June 30, 2009.
Note 12 — Convertible Notes
     Upon adoption of FSP APB 14-1, the Company retrospectively, as of the Notes’ December 2004 issue date, recorded a debt discount of $25.8 million. As of June 30, 2009, the remaining debt discount was $6,000, and the Notes, with a contractual principal balance of $164,000, have a net carrying value of $158,000. The Company is amortizing the debt discount over a five-year period which will conclude in December 2009. As of June 30, 2009, the carrying amount of the equity component was $24.7 million.
     The Notes bear contractual interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year. The nonconvertible borrowing rate applied to the principal balance of the Notes was 11.7%. For the three and six month periods ended June 30, 2009, the Company recorded $0.4 million and $1.1 million, respectively, of interest expense related to the Notes, of which $0.3 million and $0.8 million, respectively, related to amortization of the debt discount. For the three and six month periods ended June 30, 2008, the Company recorded $2.0 million and $3.9 million, respectively, of interest expense related to the Notes, of which $1.4 million and $2.8 million, respectively, related to the amortization of the debt discount.

     The following table reflects the retrospective application of the adoption of FSP ABP 14-1 for the periods presented. No other accounts were impacted by the adoption of FSP APB 14-1.

	As Originally	Effect of	As
	Reported	Change	Adjusted
Income Statement for the three-month period ended June 30, 2008:
Interest income (expense), net	$254	$(1,377)	$(1,123)
Loss before income taxes	(4,920)	(1,377)	(6,297)
Net loss	(5,027)	(1,377)	(6,404)
Basic and diluted net loss per common share	$(0.15)	$(0.04)	$(0.20)

Income Statement for the six-month period ended June 30, 2008:
Interest income (expense), net	$1,091	$(2,710)	$(1,619)
Loss before income taxes	(15,270)	(2,710)	(17,980)
Net loss	(15,659)	(2,710)	(18,369)
Basic and diluted net loss per common share	$(0.48)	$(0.08)	$(0.57)

Cash Flow Statement for the six-month period ended June 30, 2008:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(15,659)	$(2,710)	$(18,369)
Amortization of debt issuance costs	346	(92)	254
Amortization of convertible notes debt discount	$—	$2,802	$2,802

Balance Sheet as of December 31, 2008:
Prepaid expenses and other current assets	$30,023	$(30)	$29,993
Total Assets	$313,891	$(30)	$313,861

Convertible notes, net of discount	$27,727	(2,046)	25,681
Total Liabilities	195,702	(2,046)	193,656
Common stock and additional paid-in capital	518,727	24,715	543,442
Accumulated deficit	(409,902)	(22,699)	(432,601)
Total Shareholders’ Equity	118,189	2,016	120,205
Total Liabilities and Shareholders’ Equity	$313,891	$(30)	$313,861

Note 13 — Subsequent Events
     In July 2009, the Company entered into a lease with NEA Galtier, LLC for office space in St. Paul, Minnesota. Upon the completion of the leasehold improvements, expected to be by November 2009, the Company plans to move approximately 225 employees currently based in Mendota Heights, Minnesota. The new premises consist of approximately 51,100 square feet with options for up to an additional 15,000 square feet. One option for 4,996 square feet has been exercised. The lease has a term of approximately 126 months from the commencement date, with the Company having two five-year renewal options. The initial annual rent will be approximately $1.1 million, subject to full abatement of rent for the first six months of the lease term.
     In July 2009, the Company amended its Credit Agreement with Wells Fargo Bank, National Association, effective as of June 1, 2009, to change the principal amount of the credit facility to $3.5 million and to extend the maturity date to June 1, 2010. This facility may be used to provide foreign exchange contracts (with a potential exposure of no more than $2.5 million) and to support letters of credit (up to no more than $1.0 million in aggregate). Under this amendment the Company is required to maintain at least $3.5 million of cash, cash equivalents and similar investments to secure the facility and to maintain $3.5 million of additional liquid assets.
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
Summary of First Six Months of 2009 Results
     Total revenue increased $64.4 million for the first six months of 2009, from $72.9 million to $137.2 million, compared to the first six months of 2008, primarily due to increased product revenue of $58.0 million, largely from Cray XT systems, and $6.3 million of increased service revenue.
     Income from operations for the first six months of 2009 was $1.0 million compared to a loss from operations of $17.2 million for the same period in 2008, due to increased gross profit of $19.6 million partially offset by a $1.4 million increase in operating expenses. Operating expenses increased primarily due to higher stock-based compensation, in large part due to the stock option repurchase tender offer completed in the first quarter of 2009, and higher variable pay expenses, including higher sales commissions on higher product sales offset in part by lower net research and development expenses.
     Net cash provided by operations was $18.6 million for the first six months of 2009 compared to net cash used in operations of $62.9 million for the first six months of 2008. Cash and short-term investment balances, including restricted cash balances, were $68.9 million as of June 30, 2009 compared to $80.4 million as of December 31, 2008.

Market Overview and Challenges
     In recent years the most significant trends in the HPC industry have been:
•	The commoditization of HPC hardware, particularly processors and also interconnect systems,

•	The growing commoditization of software, including plentiful building blocks and more capable open source software,

•	Supercomputing with multi-core commodity processors causing increasing scalability requirements,

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations,

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance has decreased, and

•	Data needs growing faster than computational needs.
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
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We have demonstrated expertise in several processor technologies — massively parallel processing, multithreading, vector processing and co-processing with field programmable gate arrays and graphics processing units. Further, we offer unique capabilities in high-speed, high bandwidth interconnect design, compiler technology, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our new Cray CX and Cray XT5m systems.
Our Goals and Strategy
     Our goals are to become the leading provider of supercomputers in the HPC market segments that we target and to have sustained annual profitability. Key elements of our strategy to achieve these goals include:
     Gain Share in Our Core Supercomputing Market. We intend to leverage our strong product portfolio, product roadmap and brand recognition in the high end of the HPC market to gain market share. We believe that most of our competitors are focused primarily on the mid-range and lower end of the HPC market where lower bandwidth cluster systems dominate. We continue to be focused primarily on the nearly $3 billion high-end supercomputing segment of the HPC market.
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

     Expand Our Total Addressable Market. Over time, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC. Our expansion of our engineering services offerings, including our Custom Engineering program, our Cray CX systems, our first system based on Intel processors, and our new Cray XT5m system are three initiatives to further this strategy.
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
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this Quarterly Report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our Intel initiative, are efforts to increase product revenue. We also plan to increase our engineering services offerings, which include our Custom Engineering team, and market new products, such as the Cray CX and Cray XT5m systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue. While there is a wide range of potential outcomes, we currently expect our total revenue to increase slightly for the full year 2009 compared to 2008.
     Gross profit margin. Our total gross profit margin and our product gross profit margin for the first six months of 2009 were 34% and 32%, respectively, which reflect decreases from the respective 2008 levels of 37% and 35% due to a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a delay in signing of a contract and revenue recognition issues relating to a Custom Engineering project, which was signed in July 2009. We need to focus on maintaining and improving our product gross profit margin over the long term, which we believe is best achieved through product differentiation, although we expect product gross profit margin to decline in 2009 from 2008, principally due to the low gross profit system sale, most of which was recognized in the first quarter of 2009.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Our November 2006 award under the DARPA High Performance Computer System Phase III project (the “DARPA HPCS project”) is in line with our long-term development path. This award, however, is expected to result in overall increases in gross and net research and development expenditures due to the size of the overall program and the cost-sharing requirement on our part. Operating expenses for the first six months of 2009 were approximately $1.4 million more than the first six months of 2008 due to increased stock-based compensation and increased sales commissions on higher product revenues, partially offset by lower net research and development expense.
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

Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this Quarterly Report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2008 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2009, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
     Products. We recognize revenue from sales of our products other than the Cray CX system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX products are generally recognized upon shipment when title and risk of loss transfers to the customer.

     Project Revenue. Revenue from contracts that require us to design, develop, manufacture or modify complex HPC systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.
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
     As of June 30, 2009, we had approximately $134.5 million of net deferred tax assets, against which we provided a $133.2 million valuation allowance, resulting in a net deferred tax asset of $1.3 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized.

Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. As of June 30, 2009, we had $16.1 million of engineering advance payments, which may be refundable at June 30, 2009 if services are not rendered. We are currently evaluating the extent to which these services will be rendered. If a determination is made that these services will not be rendered, any amounts not previously recognized and not otherwise recoverable will be charged to expense in that period.
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
Share-based Compensation
     We account for share-based compensation by estimating the fair value of share-based compensation using the Black-Scholes option pricing model. We utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.
New Accounting Pronouncements
     In March 2008, the FASB issued FAS 161. FAS 161 amends and expands the disclosure requirements in FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 161 was effective for the quarter ended March 31, 2009 and we have included the required disclosures in Note 3 — Fair Value Measurement.
     In April 2009, the FASB issued FSP 107-1. FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 107-1 for the quarter ended June 30, 2009. As of June 30, 2009, our Notes with a contractual face amount of $164,000 had a fair value of $162,000.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 115-2 for the quarter ended June 30, 2009. The adoption of FSP 115-2 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS No. 157, Fair Value Measurements. FSP 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 for the quarter ended June 30, 2009. The adoption of FSP 157-4 did not have a material impact on our financial position or results of operations.
     In May 2009, the FASB issued FAS No. 165. FAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted FAS 165 during our 2009 second quarter. We have evaluated subsequent events and any related required disclosures through August 5, 2009, which is the date this Quarterly Report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.
     In June 2009, the FASB issued FAS No. 168. FAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, the FASB launched a new Accounting Standards Codification which will supersede existing GAAP for nongovernmental entities. This pronouncement is not expected to have a significant effect on our financial position or results of operations.
Results of Operations
Revenue and Gross Profit Margins
     Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Product revenue	$42,101	$32,851	$101,563	$43,541
Less: Cost of product revenue	22,263	22,003	68,597	28,415

Product gross profit	$19,838	$10,848	$32,966	$15,126

Product gross profit margin	47%	33%	32%	35%
Service revenue	$20,643	$13,882	$35,662	$29,320
Less: Cost of service revenue	11,952	9,241	22,228	17,600

Service gross profit	$8,691	$4,641	$13,434	$11,720

Service gross profit margin	42%	33%	38%	40%
Total revenue	$62,744	$46,733	$137,225	$72,861
Less: Total cost of revenue	34,215	31,244	90,825	46,015

Total gross profit	$28,529	$15,489	$46,400	$26,846

Total gross profit margin	45%	33%	34%	37%
Product Revenue
     Product revenue for the three months ended June 30, 2009 was $42.1 million, primarily from sales of and upgrades to Cray XT systems, compared to $32.9 million for the three months ended June 30, 2008. Product revenue for the six months ended June 30, 2009, was $101.6 million, principally from sales of and upgrades to Cray XT systems, compared to $43.5 million for the six months ended June 30, 2008.
     While a wide range of potential results is possible, we expect full year product revenue will decrease about $15 million to $30 million from 2008 levels, primarily due to lower revenue from Cray XT systems.

Service Revenue
     Service revenue for the three months ended June 30, 2009 was $20.6 million compared to $13.9 million for the same period in 2008, due to a $4.4 million increase in engineering services revenue and a $2.3 million increase in maintenance revenue. Service revenue for the six months ended June 30, 2009 was $35.7 million compared to $29.3 million for the same period in 2008 due to a $3.8 million increase in engineering services revenue and a $2.6 million increase in maintenance revenue.
     For the full year 2009, we expect service revenue to increase to over $90 million principally due to strong forecasted growth from our Custom Engineering activities.
Cost of Product Revenue and Product Gross Profit
     For the three months ended June 30, 2009, cost of product revenue increased only $0.3 million while product gross profit increased $9.0 million, with product gross profit margin increasing 14 percentage points to 47 percent compared to the same period in 2008. The very small increase in cost of product revenue and the substantial increase in product gross profit was the result of product mix and favorable costs on large Cray XT system upgrades and contract closeouts. For the six months ended June 30, 2009, product gross profit increased $17.8 million, although product gross profit margin declined 3 percentage points to 32 percent compared to the same period in 2008. Product gross profit margin for the six months ended June 30, 2009 was negatively impacted by a large system sale in the first quarter of 2009, for which we recognized $36 million of product revenue with a gross profit margin in the mid-teens.
     We expect product gross profit margin to decrease about 5 to 8 percentage points for the full year 2009 compared to 2008 levels primarily due to the impact of the low gross profit contract, most of which was recognized in the first quarter of 2009.
Cost of Service Revenue and Service Gross Profit
     Cost of service revenue increased $2.7 million during the three months ended June 30, 2009 compared to the same 2008 period, principally due to costs for our increased engineering services activities, which included increased personnel and outside services costs for our Custom Engineering activities. Service gross profit margin increased by 9 percentage points for the three-month period ended June 30, 2009 as compared to the same period in 2008, however, due to the increased revenue from engineering services, including our Custom Engineering activities, which more than offset the increase in costs. Cost of service revenue increased $4.6 million during the six months ended June 30, 2009 compared to the same 2008 period, principally due to the personnel and outside service costs incurred in connection with increasing our Custom Engineering activities. Service gross profit margin declined by 2 percent for the six months ended June 30, 2009 compared to the same 2008 period, principally due to lower revenue from our Custom Engineering activities due to a contract delay which did not offset the increased costs.
     We expect full year 2009 service gross profit margin to approximate 2008 levels, with increased service revenue being offset by increased costs, primarily additional personnel and outside services related to additional Custom Engineering activity.
Research and Development Expenses
     Research and development expenses for the three and six months ended June 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross research and development expenses	$24,874	$22,215	$50,892	$44,307
Less: Amounts included in cost of revenue	(713)	—	(1,295)	—
Less: Reimbursed research and development (excludes amounts in revenue)	(10,451)	(10,325)	(24,672)	(18,698)

Net research and development expenses	$13,710	$11,890	$24,925	$25,609

Percentage of total revenue	22%	25%	18%	35%
     Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended June 30, 2009, gross research and development expenses increased $2.7 million from the same period in 2008, due principally to costs for a process improvement consulting contract, which was substantially completed as of June 30, 2009. Reimbursed research and development and amounts included in cost of revenue increased $0.8 million for the three months ended June 30, 2009 compared to the same period in 2008, principally due to amounts classified as cost of revenue on an engineering services contract. For the six months ended June 30, 2009, gross research and development expenses increased $6.6 million from the same period in 2008, due principally to process improvement consulting costs. Reimbursed research and development and amounts included in cost of revenue increased $7.3 million for the first six months of 2009 compared to the same period in 2008, principally due to higher amounts recognized on the DARPA HPCS project.

During the fourth quarter of 2008, we amended the DARPA HPCS agreement to incorporate Intel technologies into our development project and establish later delivery dates, new milestones and new payment dates and amounts. We are still required to spend a total of $375 million on the DARPA HPCS project in order to receive $250 million of co-funding. As of June 30, 2009, we had billed $97.5 million of the anticipated $250 million of DARPA co-funding. During the first quarter of 2009, we began discussions with DARPA on additional potential modifications to the DARPA HPCS contract. These negotiations are reasonably likely to delay our next milestone beyond the third quarter of 2009 and if this occurs, we will incur costs during the third quarter of 2009 which will not be offset by any reimbursement during the period. This could negatively impact the third quarter of 2009 Net research and development expenses by about $6 million to $7 million from second quarter 2009 levels. Unless these negotiations are prolonged or the contract is significantly modified or cancelled, net research and development spending reported for the quarter in which the milestone is accepted would likely be offset by a similar amount.
     For full year 2009, we expect net research and development expense to approximate or be somewhat lower than 2008 levels due to lower variable compensation expense and increased levels of recognized government co-funding offset by process improvement consulting costs.
Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales and marketing	$6,341	$5,848	$12,404	$11,230
Percentage of total revenue	10%	13%	9%	15%
General and administrative	$3,901	$3,465	$8,047	$7,161
Percentage of total revenue	6%	7%	6%	10%
     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2009 increased from the same period in 2008, primarily due to $0.3 million of increased sales commissions on higher product sales and $0.2 million of higher personnel costs, principally from additional headcount in Europe. Sales and marketing expense for the six months ended June 30, 2009 increased from the same period in 2008, primarily due to $0.7 million of increased sales commissions on higher product sales and $0.5 million of higher personnel costs, principally from additional headcount in Europe. For full year 2009, we anticipate modestly higher sales and marketing expenses from 2008 levels due to headcount increases and additional marketing expenses associated with our new product introductions, partially offset by decreases in variable compensation and sales commissions.
     General and Administrative. General and administrative expenses for the three and six months ended June 30, 2009 were $0.4 million and $0.9 million higher than the same periods in 2008, primarily due to higher stock-based compensation expense. For full year 2009, we expect general and administrative expenses to increase modestly from 2008 levels due to increases in stock-based compensation expense compensation levels.
Other Income (Expense), net
     For the three months ended June 30, 2009, we recognized net other expense of $0.7 million compared to net other income of $0.5 million for the same period of 2008. Net other expense for the three months ended June 30, 2009 was principally the result of a $0.9 million loss on the repurchase of $27.6 million of Notes offset somewhat by foreign currency transaction gains. For the six months ended June 30, 2009, we recognized net other expense of $1.5 million compared to net other income of $0.8 million for the same period of 2008. Net other expense for the six months ended June 30, 2009 was due to the $0.9 million loss on the Notes repurchase and foreign currency transaction losses. Net other income for the three and six months ended June 30, 2008 was principally the result of foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three and six months ended June 30, 2009 and 2008, respectively, were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Interest income	$110	$1,031	$380	$2,666
Interest expense	(461)	(2,154)	(1,264)	(4,285)

Net interest expense	$(351)	$(1,123)	$(884)	$(1,619)

     Interest income decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of significantly lower short-term interest rates and average invested balances.
     Interest expense for the three months ended June 30, 2009 and 2008 included $0.1 million and $0.6 million of contractual interest on our Notes, respectively, non-cash amortization of our Notes’ debt discount of $0.3 million and $1.4 million, respectively, and non-cash amortization of capitalized issuance costs of $27,000 and $0.1 million, respectively. Interest expense for the six months ended June 30, 2009 and 2008 included $0.3 million and $1.2 million of contractual interest on our Notes, respectively, non-cash amortization of our Notes’ debt discount of $0.8 million and $2.8 million, respectively, and non-cash amortization of capitalized issuance costs of $0.1 million and $0.3 million, respectively. Interest expense in the second half of 2009 is expected to be minimal.
Taxes
     We recorded an income tax expense of $69,000 and $107,000 for the three months ended June 30, 2009 and 2008, respectively. We recorded an income tax expense of $117,000 and $389,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease in income tax expense in the 2009 periods compared to the same periods in 2008 was primarily the result of tax legislation included in the American Recovery and Reinvestment Act of 2009 which enables a corporation to recover certain previously generated U.S. research and development income tax credits.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $116.6 million at June 30, 2009 compared to $176.1 million at December 31, 2008; cash and cash equivalents and restricted cash decreased by $11.7 million and accounts receivable decreased by $47.9 million. At June 30, 2009, we had working capital of $112.8 million compared to $114.2 million at December 31, 2008.
     Net cash provided by operating activities for the six months ended June 30, 2009 was $18.6 million compared to net cash used in operating activities of $62.9 million for the same period in 2008. For the six months ended June 30, 2009, net cash provided by operating activities was principally the result of decreases in accounts receivable and inventory, partially offset by decreases in accrued payroll and related expenses, other accrued liabilities and advance research and development payments and deferred revenue. For the six months ended June 30, 2008, net cash used by operating activities was principally the result of our net loss for the period and an increase in inventory and other assets and decreases in advance research and development payments and deferred revenue, partially offset by an increase in accounts payable.
     Net cash used in investing activities was $1.6 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $32.0 million for the same 2008 period. Net cash used in investing activities for the six months ended June 30, 2009 was due principally to purchases of property and equipment and net purchases of short-term investments net of sales or maturities partially offset by a reduction in restricted cash. Net cash provided by investing activities for the six months ended June 30, 2008 was due principally to the sales or maturities of short-term investments partially offset by purchases of property and equipment.
     Net cash used in financing activities for the six months ended June 30, 2009 was $27.5 million, compared to net cash provided by financing activities of $0.3 million for the same period in 2008. Net cash used in financing activities for the six months ended June 30, 2009 resulted primarily from the repurchase of our Notes and our stock options from our 2009 stock option repurchase tender offer, partially offset by the issuance of common stock through our employee stock purchase plan and exercises of stock options. Net cash provided by financing activities for the six months ended June 30, 2008 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT5 and successor systems and internally fund a portion of the expenses pursuant to the DARPA HPCS award and acquisition of property and equipment. Our remaining 2009 capital budget for property and equipment is approximately $8.0 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual obligations at June 30, 2009 (in thousands):

	Amounts Committed by Year
		2009
		(Less than
Contractual Obligations	Total	1 Year)	2010-2011	2012-2013	Thereafter
Development agreements	$14,511	$6,240	$8,271	$—	$—
Operating leases	17,502	980	4,425	4,216	7,881
Unrecognized income tax benefits	646	292	354	—	—

Total contractual cash obligations	$32,659	$7,512	$13,050	$4,216	$7,881

     As of June 30, 2009, we had $164,000 contractual face amount of outstanding Notes. The Notes bear interest at an annual rate of 3.0%, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We expect that the holders of the Notes will likely require us to purchase the remaining Notes on December 1, 2009. In August 2008, we amended our line of credit reducing the maximum line of credit to $1.4 million from $10.0 million. In July 2009, we amended this agreement to increase the maximum line of credit to $3.5 million and extend the maturity date to June 1, 2010.

     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six month periods ended June 30, 2009, we incurred $5.8 million and $13.6 million, respectively, for such arrangements.
     At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. During 2009, our net cash (cash and cash equivalents, including restricted cash and short-term investments less the contractual face amount of the outstanding Notes) is anticipated to be generally above the year-end 2008 balance of $52.7 million. We expect our cash resources to be adequate for at least the next twelve months.
     The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT5 and successor systems and to engage in Custom Engineering projects with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” in Part II below.
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
     The table below presents fair value and related weighted average interest rate by investment class at June 30, 2009 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A-1+.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate
Corporate notes and bonds	$2,499	2009	0.6%
Treasury bills	$2,989	2010	0.5%

Total short-term investments	$5,488

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2009, we were a party to forward exchange contracts that hedged approximately $26.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2009, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.8 million.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
     The following factors should be considered in evaluating our business, operations, prospects and common stock as they may affect our future results and financial condition and they may affect an investment in our securities.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations due to the factors listed below, which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales expected for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction due to development delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter, and could shift associated revenue, gross profit and cash receipts from one fiscal period into another.
     We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $12.1 million in 2006, a net loss of $5.7 million in 2007, a net loss of $31.3 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, and, although we recorded a profit for the second quarter of 2009, we recorded a net loss of $1.5 million in the first half of 2009.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•	successfully completing development and selling of our Cray XT5 and Cray XT5m systems, including upgrades and successor systems;

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

•
our expense levels, including research and development net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

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

•	the building of a reseller network for our Cray CX products and achieving significant sales of Cray CX systems; and

•	the terms and conditions of sale or lease for our products.
     The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results and are affected by events outside our control, such as:
•	the timely availability of acceptable components in sufficient quantities to meet customer delivery schedules;

•	the timing and level of government funding for research and development contracts and product acquisitions, which may be adversely affected by the current economic and fiscal situation;

•	price fluctuations in the commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.
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
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use service providers to co-develop key technologies, including integrated circuit design and verification. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key capabilities, such as file systems and storage subsystems. We use an original equipment manufacturer to deliver complete Cray CX systems. We are subject to substantial risks because of our reliance on limited or sole source suppliers. For example:
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

•
if a supplier cannot provide a competitive key component or eliminates key features from components, such as processors, our systems may be less competitive than systems using components with greater capabilities;

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
     Our DARPA HPCS project is expected to incorporate certain Intel technologies, but recent changes by Intel in its high performance technology roadmap could adversely affect our ability to complete that program successfully. See “If DARPA terminated our DARPA HPCS program, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease” below. In addition, we have prepaid Intel for certain engineering expenses and if we do not obtain the value of those prepayments from Intel due to its changed technology plans, we may have to write-down or write-off those prepayments on our balance sheet and record an adverse charge to our earnings. Our Cray XT5 and successor systems are based on certain AMD Opterontm processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, adversely affected our revenue and operating results in prior periods and could continue to adversely affect results for 2009 and in subsequent periods. If any of our integrated circuit suppliers suffers delays or cancels the development of enhancements to its processors or develops less competitive products, our product revenue, gross profits and operating results would be adversely affected in 2009 and subsequent periods.
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

•
we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2008 and 2007, and we will incur additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance;

•
in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our gross profit. Either way, our operating results could be adversely affected; and

•
from time to time, including in the 2009 second quarter, product gross profit has been adversely impacted by lower volumes than planned and higher than anticipated manufacturing variances, including scrap, rework and excess and obsolete inventory.

     To improve our financial performance, we need greater product differentiation and to limit contract penalties, negative manufacturing variances and other charges that adversely affect product gross profit, and failure to do so will adversely affect our operating results.
     If DARPA terminated our DARPA HPCS program, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and provides for a contribution by DARPA to us of up to $250 million payable over approximately five years, assuming we meet twelve milestones. We have met five of these milestones through June 30, 2009. Our DARPA program is expected to incorporate certain Intel technologies. We are currently discussing with DARPA changes to the scope and schedule of this program due to changes by Intel in its technology roadmap that could adversely affect our ability to perform on the program successfully. If we are unable to renegotiate the terms of the program or, even if we succeed in our negotiations but are unable to meet the remaining milestones, either of which may lead to a termination of the program, our cash flows and expenses would be adversely impacted and our product development programs would be at risk. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate the program before completion. We incurred some delays in payments and program milestones by DARPA in 2007 and 2008, with additional delays possible in 2009 related to our discussions with DARPA on the changes in scope and program schedule. If we do not achieve a milestone in the period we had estimated, we may incur research and development expense, without offsetting co-funding, which will increase our net research and development expense during the period; it is reasonably likely that the completion of a development milestone could be delayed from the 2009 third quarter to the 2009 fourth quarter, which would adversely affect our reported net research and development expenses in the third quarter. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $375 million on the project for us to receive all of the DARPA $250 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program.
     If we do not meet our revenue goals for our new strategic initiatives, our revenue and operating results will be adversely affected. Our 2009 plans assume material revenue from our three new strategic initiatives: providing Custom Engineering services and selling our new Cray CX and Cray XT5m systems. In order to meet our Custom Engineering goals, we must win awards for new contracts in time for significant performance in 2009. Sales of the Cray CX system will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX systems in the competitive workgroup server market. We use an original equipment manufacturer to deliver complete Cray CX systems, and sales of those systems were adversely affected in the second quarter of 2009 and will likely be affected in the third quarter of 2009 due to the failure by the manufacturer to obtain necessary safety certifications; future sales will be impacted until such certifications are obtained. The Cray XT5m system requires successful sales in the lower end of the supercomputer market segment. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts. These additional costs, if not offset by new contributions from these initiatives, will adversely affect our 2009 operating results, as they have in the first half of 2009. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements that we have not previously experienced. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. If we are not successful in these three initiatives, our 2009 revenue and operating results will be adversely affected.

     Failure to overcome the technical challenges of completing the development of our supercomputer systems on our product roadmap would adversely affect our revenue and operating results in subsequent years. In addition to completing the development of the scalable system software and hardware for Cray XT5 and upgrade systems for revenue generation in 2009, we continue to work on our product roadmap, including successor systems to the Cray XT5 and Cray XMT systems and incorporating Intel technologies into and completing our DARPA HPCS program. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or uncover stability issues, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected. Future sales of our products may be adversely affected by any of these factors.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2007, 2008 and the first half of 2009, approximately 64%, 88%, and 76% respectively, of our product revenue was derived from such sales. Our plans for the rest of 2009 and the future contemplate significant sales to U.S. government agencies. Sales to government agencies, including cancellations of existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     If we are unable to compete successfully in the HPC market, our revenue will decline. The performance of our products may not be competitive with the computer systems offered by our competitors. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT5, Cray XT5m and successor systems may be at a competitive disadvantage to systems utilizing such other processors. Our April 2008 collaboration with Intel will mitigate this risk but not for several years.
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

     If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
     We incorporate software licensed from third parties into the operating systems for our products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products. The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray CX, Cray XT and successor systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of June 30, 2009, we had outstanding:
•	35,021,880 shares of common stock;

•	3,064,662 shares of common stock issuable upon exercise of options, of which options to purchase 1,170,103 shares of common stock were then exercisable; and

•
Notes convertible into an aggregate of 8,495 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 11,680 shares of common stock.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of June 30, 2009, an aggregate of 1,419,385 shares and restricted stock units held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The Notes are not now convertible, and only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of options may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding options may prove to be a hindrance to our future financings. Further, the holders of options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could impair our ability to meet our capital needs. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 13, 2009. At the annual meeting, the following actions occurred:
     1. The following individuals were re-elected as directors for terms expiring in 2010:

Name	Votes For	% For	Withheld	% Withheld
William C. Blake	20,673,671	66.3%	10,524,499	33.7%
John B. Jones, Jr.	18,454,968	59.2%	12,743,202	40.8%
Stephen C. Kiely	18,402,245	59.0%	12,795,925	41.0%
Frank L. Lederman	18,414,961	59.0%	12,783,209	41.0%
Sally G. Narodick	20,642,410	66.2%	10,555,760	33.8%
Daniel C. Regis	20,665,626	66.2%	10,532,544	33.8%
Stephen C. Richards	18,756,010	60.1%	12,442,160	39.9%
Peter J. Ungaro	20,584,529	66.0%	10,613,641	34.0%
     2. A proposal to approve our 2009 Long-Term Equity Compensation Plan was approved by the shareholders, with 12,395,424 shares voting in favor (56.8%) and 9,439,069 shares voting against (43.2%), with 786,178 shares abstaining and 8,577,499 broker non-votes.
     3. A proposal to ratify the appointment of Peterson Sullivan LLP as the Company’s independent auditors for 2009 was approved by the shareholders, with 30,686,346 shares voting in favor (99.4%) and 179,340 shares voting against (0.6%), with 332,479 shares abstaining and 5 broker non-votes.
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

Date: August 5, 2009	CRAY INC.
/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer