Form 10-Q
period 2009-09-30
CRAY INC
filed 2009-11-05
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 0-26820
CRAY INC.
(Exact name of registrant as specified in its charter)

Washington	93-0962605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

901 Fifth Avenue, Suite 1000
Seattle, Washington	98164
(Address of Principal Executive Office)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of October 30, 2009, there were 35,140,915 shares of Common Stock issued and outstanding.

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
     Cray is a federally registered trademark of Cray Inc., and Cray XT4, Cray XT5, Cray XT5m, Cray XT, Cray XMT, Cray CX and Cray SeaStar are trademarks of Cray Inc. The registered trademark Linux® is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

		December 31,
	September 30,	2008
	2009	(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$61,334	$72,373
Restricted cash	3,500	2,691
Short-term investments, available-for-sale	2,997	5,350
Accounts and other receivables, net	43,792	95,667
Inventory	51,696	80,437
Prepaid expenses and other current assets	8,105	29,993

Total current assets	171,424	286,511
Property and equipment, net	19,403	18,396
Service inventory, net	1,646	1,917
Deferred tax asset	3,647	1,200
Other non-current assets	14,688	5,837

TOTAL ASSETS	$210,808	$313,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,546	$16,730
Accrued payroll and related expenses	10,640	23,672
Advance research and development payments	—	13,887
Convertible notes, net of discount	162	25,681
Other accrued liabilities	10,625	24,670
Deferred revenue	34,056	67,692

Total current liabilities	78,029	172,332
Long-term deferred revenue	9,616	18,154
Other non-current liabilities	3,379	3,170

TOTAL LIABILITIES	91,024	193,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,108,240 and 33,506,573 shares, respectively	549,618	543,442
Accumulated other comprehensive income	6,342	9,364
Accumulated deficit	(436,176)	(432,601)

TOTAL SHAREHOLDERS’ EQUITY	119,784	120,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,808	$313,861

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)
Revenue:
Product	$32,374	$38,065	$133,937	$81,606
Service	26,201	16,528	61,863	45,848

Total revenue	58,575	54,593	195,800	127,454

Cost of revenue:
Cost of product revenue	24,784	17,266	93,381	45,681
Cost of service revenue	10,867	9,362	33,095	26,962

Total cost of revenue	35,651	26,628	126,476	72,643

Gross profit	22,924	27,965	69,324	54,811

Operating expenses:
Research and development, net	17,321	12,364	42,246	37,973
Sales and marketing	6,279	6,135	18,683	17,365
General and administrative	3,476	3,775	11,523	10,936

Total operating expenses	27,076	22,274	72,452	66,274

Income (loss) from operations	(4,152)	5,691	(3,128)	(11,463)

Other income (expense), net	916	(432)	(575)	361
Interest income (expense), net	35	(1,763)	(849)	(3,382)

Income (loss) before income taxes	(3,201)	3,496	(4,552)	(14,484)
Income tax benefit (expense)	1,094	87	977	(302)

Net income (loss)	$(2,107)	$3,583	$(3,575)	$(14,786)

Basic and diluted net income (loss) per common share	$(0.06)	$0.11	$(0.11)	$(0.45)

Basic weighted average shares outstanding	33,689	32,628	33,491	32,507

Diluted weighted average shares outstanding	33,689	32,661	33,491	32,507

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended
	September 30,
		2008
	2009	(As Adjusted)
Operating activities:
Net loss	$(3,575)	$(14,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,314	8,058
Share-based compensation expense	4,581	2,443
Inventory write-down	5,481	730
Amortization of debt issuance costs	79	388
Loss on repurchase of Notes	910	—
Amortization of convertible notes debt discount	832	4,264
Deferred income taxes	(2,693)	(351)
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts and other receivables	51,413	(25,772)
Inventory	21,675	(100,000)
Prepaid expenses and other assets	12,459	(7,025)
Accounts payable	5,766	19,128
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(41,717)	(25,704)
Other non-current liabilities	207	81
Deferred revenue	(42,541)	65,906

Net cash provided by (used in) operating activities	19,191	(72,640)

Investing activities:
Sales/maturities of short-term investments	7,850	37,601
Purchases of short-term investments	(5,481)	(1,673)
(Increase) decrease in restricted cash	(809)	8,602
Purchases of property and equipment	(5,217)	(2,797)

Net cash provided by (used in) investing activities	(3,657)	41,733

Financing activities:
Repurchase of Notes	(27,150)	—
Proceeds from issuance of common stock through employee stock purchase plan	391	354
Proceeds from exercises of stock options	254	51
2009 stock option repurchase tender offer, purchase of options	(669)	—

Net cash provided by (used in) financing activities	(27,174)	405

Effect of foreign exchange rate changes on cash and cash equivalents	601	(579)

Net decrease in cash and cash equivalents	(11,039)	(31,081)

Cash and cash equivalents:
Beginning of period	72,373	120,539

End of period	$61,334	$89,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$395	$1,202
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,585	$2,282
Shares issued for 401(k) match	$1,537	$1,430
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
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled and the timing of payments for product sales, maintenance and engineering services, government research and development funding and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     During the nine months ended September 30, 2009, the Company incurred a net loss of $3.6 million but generated $19.2 million of cash from operating activities. The Company had $93.4 million of working capital as of September 30, 2009. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Adjustments and Reclassifications
     Effective January 1, 2009, the Company adopted provisions now codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, Debt, which state that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should have the liability and equity components of the instruments accounted for separately in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology affects the calculations of net income and earnings per share, but does not increase the Company’s cash interest payments.
     The Company retrospectively applied this change in accounting principle to prior accounting periods as if the principle has always been in effect. See Note 13 — Convertible Notes for the impact of the adoption.
     Certain other prior period amounts have been reclassified to conform with the current-period presentation. There has been no impact on previously reported net income (loss) or shareholders’ equity due to these reclassifications.

Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and assessments of fair value, calculation of deferred income tax assets, including the ability to utilize such assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Note 2 — New Accounting Pronouncements
     In April 2009, the FASB issued guidance now codified in FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. As of September 30, 2009, the fair value of 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”), with a contractual face amount of $164,000, approximated its carrying value.
     In April 2009, the FASB issued guidance now codified in FASB ASC Topic 320, Investments — Debt and Equity Securities, which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this guidance for its quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 will require additional disclosures with respect to the fair value of the Company’s investments when there are unrealized losses that are not deemed other-than-temporarily impaired.
     In May 2009, the FASB issued guidance now codified in FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 will result in additional disclosures with respect to subsequent events. The Company has evaluated subsequent events and any related required disclosures through November 4, 2009, which is the date this quarterly report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.
     In June 2009, the FASB issued guidance now codified in FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures. The guidance in ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in ASU 2009-05 are effective for the Company’s fourth quarter of 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of this new guidance.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of this new guidance.
Note 3 — Fair Value Measurement
     Under FASB ASC Topic 820, Fair Value Measurements and Disclosures, based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at September 30,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$64,834	$64,834	$—
Short-term investments, available-for-sale	2,997	2,997	—

Assets measured at fair value at September 30, 2009	$67,831	$67,831	$—

Foreign exchange forward contracts (1)	$(1,747)	$—	$(1,747)

Liabilities measured at fair value at September 30, 2009	$(1,747)	$—	$(1,747)

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
     As of September 30, 2009, the Company’s short-term investments consisted of treasury bills. The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 liabilities do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.
Short-term Investments
     The Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

September 30, 2009
Treasury bills	$2,993	$4	$—	$2,997

Total short-term investments	$2,993	$4	$—	$2,997

December 31, 2008
Corporate notes and bonds	$5,351	$2	$(3)	$5,350

Total short-term investments	$5,351	$2	$(3)	$5,350

     No material gains or losses were realized on sales of short-term investments for the three and nine month periods ended September 30, 2009 and 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses.
     Short-term investments held at September 30, 2009 have contractual maturities in 2010.
Foreign Currency Derivatives
     The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies. The Company does not enter into any derivatives other than those that can be classified as hedging instruments.
     As of September 30, 2009, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amount was approximately 9.8 million British pound sterling, 2.2 million Swiss franc and 2.0 million euro and hedged foreign currency exposure of approximately $18.9 million. Cash receipts associated with the hedged contracts are expected to be received in 2009 and 2010, during which time the revenue on the associated sales contracts are expected to be recognized.
     As of December 31, 2008, the Company had outstanding forward contracts designated as cash flow hedges with notional amounts of 11.8 million British pound sterling and 5.5 million euro. These contracts hedged foreign currency exposure of $30.3 million.
     Fair Values of Derivative Instruments (in thousands):

		Fair Value	Fair Value
		as of	as of
		September 30,	December 31,
Hedge Classification	Balance Sheet Location	2009	2008

Cash flow hedges	Other accrued liabilities/Prepaid expenses and other current assets	$(1,747)	$5,478

Total derivatives classified as hedging instruments		$(1,747)	$5,478

     As of September 30, 2009 and December 31, 2008, foreign currency gains of $2.9 million and $5.3 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2009, the Company recorded approximately $1.2 million and $1.7 million, respectively, in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three and nine months ended September 30, 2008, the Company recorded approximately $0.3 million and $0.8 million, respectively, of net reclassification adjustments, which decreased product revenue, as revenue on the associated sales contracts was recognized.
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
     For the three months ended September 30, 2008, outstanding stock options of 33,000 were included in the diluted weighted average shares outstanding. For the nine months ended September 30, 2009 and 2008, and for the three months ended September 30, 2009, outstanding stock options, unvested restricted stock grants and restricted stock units, warrants and shares issuable upon conversion of the Notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine month periods ended September 30, 2009, potential gross common shares of 4.4 million for each period were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2008, potential gross common shares of 11.6 million and 11.7 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (1)	2009	2008 (1)
Net income (loss)	$(2,107)	$3,583	$(3,575)	$(14,786)
Unrealized net gain (loss) on available-for-sale investments	4	(106)	4	(113)
Cash flow hedges:
Net gain (loss) on cash flow hedges	513	3,480	(703)	3,357
Reclassification adjustment to revenue	(1,179)	319	(1,667)	819

	(666)	3,799	(2,370)	4,176
Foreign currency translation adjustment	78	(1,374)	(656)	(4,214)

Comprehensive income (loss)	$(2,691)	$5,902	$(6,597)	$(14,937)

(1)
Net loss adjusted for retrospective application of new guidance included in ASC Topic 470, Debt, related to convertible debt instruments that may be settled in cash upon conversion (see Note 13 — Convertible Notes)

Note 6 — Accounts and Other Receivables
     Net accounts and other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$31,372	$74,217
Other receivables	5,824	1,407
Unbilled receivables	5,578	6,703
Advance billings	1,190	13,439

	43,964	95,766
Allowance for doubtful accounts	(172)	(99)

Accounts and other receivables, net	$43,792	$95,667

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of September 30, 2009 and December 31, 2008, accounts and other receivables included $16.0 million and $79.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $5.0 million and $6.6 million were unbilled as of September 30, 2009 and December 31, 2008, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2009, two non-U.S. government customers accounted for 42% of total accounts and other receivables. As of December 31, 2008, no non-U.S. government accounts receivable were greater than 10% of total accounts and other receivables.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Components and subassemblies	$5,556	$16,805
Work in process	11,041	6,284
Finished goods	35,099	57,348

Total	$51,696	$80,437

     As of September 30, 2009, finished goods inventory included $31.0 million located at customer sites pending acceptance. As of December 31, 2008, finished goods inventory of $57.3 million was located at customer sites pending acceptance. At September 30, 2009, three customers accounted for $27.4 million, and at December 31, 2008, three customers accounted for $47.6 million of finished goods inventory.
     During the three and nine months ended September 30, 2009, the Company wrote off $4.5 million and $5.5 million, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line, principally a $4.5 million charge for estimated excess inventory of a Cray custom-made component known as the Cray SeaStar. During the three months and nine months ended September 30, 2008, the Company wrote off $0.3 million and $0.7 million, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT3 and Cray XT5h systems.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Deferred product revenue	$16,718	$49,326
Deferred service revenue	26,954	36,520

Total deferred revenue	43,672	85,846
Less long-term deferred revenue	(9,616)	(18,154)

Deferred revenue in current liabilities	$34,056	$67,692

     As of September 30, 2009, three customers accounted for 44% of total deferred revenue. As of December 31, 2008, three customers accounted for 46% of total deferred revenue.
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
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.0%	—	1.6%	2.9%
Expected dividend yield	0%	—	0%	0%
Volatility	79%	—	79%	69%
Expected life	4.0 years	—	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$4.69	—	$2.21	$3.52
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and nine month periods ended September 30, 2009 was 10% and 8%, respectively. The estimated forfeiture rate for stock option grants during the nine-month period ended September 30, 2008 was 9%. No stock options were granted during the three months ended September 30, 2008. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period). The Company amortizes stock compensation cost ratably over the requisite service period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of product revenue	$51	$32	$175	$69
Cost of service revenue	95	68	393	137
Research and development, net	390	401	1,629	918
Sales and marketing	182	167	694	376
General and administrative	460	397	1,690	943

Total	$1,178	$1,065	$4,581	$2,443

     A summary of the Company’s stock option activity for the nine months ended September 30, 2009 and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2008	3,755,894	$12.30
Grants	1,220,200	$3.77
Exercises	(41,945)	$6.06
Cancellations	(1,912,117)	$16.35

Outstanding at September 30, 2009	3,022,032	$6.38	7.7 years	$8.7 million

Exercisable at September 30, 2009	1,181,356	$8.89	5.4 years	$2.0 million

Available for grant at September 30, 2009	4,276,809

     Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. During the three and nine months ended September 30, 2009, stock options covering 37,170 and 41,945 shares, respectively, with a total intrinsic value of $87,000 and $94,000 respectively, were exercised. For the three and nine months ended September 30, 2008, stock options covering 625 and 8,697 shares, respectively, with a total intrinsic value of $600 and $2,200, respectively, were exercised.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended September 30, 2009 is as follows:

		Weighted
		Average
		Grant date
	Shares	Fair Value
Outstanding at December 31, 2008	623,874	$7.36
Granted	857,170	3.79
Vested	(69,159)	7.36
Forfeited	—	—

Outstanding at September 30, 2009	1,411,885	$5.19

     The aggregate fair value of restricted stock vested during the three and nine months periods ended September 30, 2009 was $0.1 million and $0.3 million, respectively.

     As of September 30, 2009, the Company had $9.5 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.8 years.
     In February 2009, the Company commenced a tender offer to purchase up to 2.1 million of eligible vested and unvested employee and director stock options outstanding. The tender offer was for options with a grant price of $8.00 or more, which were granted prior to May 2007. The tender offer was completed on March 20, 2009, and the Company purchased 1.8 million options for $669,000. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. During the nine months ended September 30, 2009, the Company recorded $1.4 million of stock-based compensation expense related to previously unrecognized compensation cost of unvested stock options that were purchased.
Note 10 — Taxes
     The Company recorded an income tax benefit of $1.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2009. The Company recorded an income tax benefit of $87,000 and income tax expense of $302,000 for the three and nine months ended September 30, 2008, respectively. The income tax benefit realized during the three and nine months ended September 30, 2009 was primarily the result of the reversal of approximately $1.1 million of valuation allowance held against certain deferred income tax assets of our Japanese subsidiary and a benefit recorded due to tax legislation included in the Housing and Economic Recovery Act of 2008 that provides for a corporation to receive a refund of previously generated U.S. income tax credits offset by income tax expense in certain foreign jurisdictions of $0.2 million for the three months ended September 30, 2009 and $0.5 million for the nine months ended September 30, 2009. Based on an evaluation of the positive and negative evidence, the Company concluded that it was more likely than not these Japanese deferred income tax assets would be realized. The income tax benefit realized during the three-month period ended September 30, 2008 was primarily the result of tax legislation included in the Housing and Economic Recovery Act of 2008. This income tax benefit was offset in part by foreign income taxes payable. The income tax expense recognized during the nine months ended September 30, 2008 was due primarily to income taxes due in foreign jurisdictions.
     The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.
     Cray U.K. Limited, a wholly-owned subsidiary of the Company, was notified by HM Revenue & Customs, which is the United Kingdom equivalent of the Internal Revenue Service, of its intent to open inquiries into Cray U.K. Limited’s 2005, 2006 and 2007 corporate income tax returns. At this time, it is not possible to determine the extent or the outcome of such inquiry.
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Three months ended September 30,
Product revenue	$15,255	$32,712	$17,119	$5,353	$32,374	$38,065
Service revenue	22,676	10,816	3,525	5,712	26,201	16,528

Total revenue	$37,931	$43,528	$20,644	$11,065	$58,575	$54,593

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Nine months ended September 30,
Product revenue	$95,021	$64,256	$38,916	$17,350	$133,937	$81,606
Service revenue	47,326	28,340	14,537	17,508	61,863	45,848

Total revenue	$142,347	$92,596	$53,453	$34,858	$195,800	$127,454

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $34.3 million and $133.4 million, respectively, for the three and nine months ended September 30, 2009, compared to approximately $38.5 million and $79.9 million, respectively, for the three and nine months ended September 30, 2008.
     There have been no material changes in the balances of long-lived assets during the three and nine months ended September 30, 2009.
Note 12 — Line of Credit
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
Note 13 — Convertible Notes
     Upon adoption of guidance now codified under FASB ASC Topic 470, Debt, the Company retrospectively, as of the Notes’ December 2004 issue date, recorded a debt discount of $25.8 million. During May 2009, the Company repurchased Notes with a contractual principal balance of $27.6 million, and a carrying value of $26.3 million, for $27.2 million. The resulting loss on extinguishment of $0.9 million was recorded as net other expense in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2009, the remaining debt discount was $2,000, and the Notes, with a contractual principal balance of $164,000, had a net carrying value of $162,000. The Company is amortizing the debt discount over a five-year period which will conclude in December 2009. As of September 30, 2009, the carrying amount of the equity component was $24.7 million.
     The Notes bear contractual interest at an annual rate of 3.0%, payable semiannually on June 1 and December 1 of each year. The nonconvertible borrowing rate applied to the principal balance of the Notes was 11.7%. For the three and nine month periods ended September 30, 2009, the Company recorded $6,000 and $1.1 million, respectively, of interest expense related to the Notes, of which $4,000 and $0.8 million, respectively, related to amortization of the debt discount. For the three and nine month periods ended September 30, 2008, the Company recorded $2.0 million and $6.0 million, respectively, of interest expense related to the Notes, of which $1.4 million and $4.2 million, respectively, related to the amortization of the debt discount.

The following table reflects the retrospective application for the periods presented. No other accounts were impacted by the adoption.

	As Originally	Effect of
	Reported	Change	As Adjusted

Income Statement for the three-month period ended September 30, 2008:

Interest expense, net	$(341)	$(1,422)	$(1,763)
Income before income taxes	4,918	(1,422)	3,496
Net income	5,005	(1,422)	3,583
Basic and diluted net income per common share	$0.15	$(0.04)	$0.11

Income Statement for the nine-month period ended September 30, 2008:

Interest income (expense), net	$750	$(4,132)	$(3,382)
Loss before income taxes	(10,352)	(4,132)	(14,484)
Net loss	(10,654)	(4,132)	(14,786)
Basic and diluted net loss per common share	$(0.33)	$(0.13)	$(0.45)

Cash Flow Statement for the nine-month period ended September 30, 2008:

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(10,654)	$(4,132)	$(14,786)
Amortization of debt issuance costs	520	(132)	388
Amortization of convertible notes debt discount	$—	$4,264	$4,264

Balance Sheet as of December 31, 2008:

Prepaid expenses and other current assets	$30,023	$(30)	$29,993
Total Assets	$313,891	$(30)	$313,861

Convertible notes, net of discount	$27,727	(2,046)	25,681
Total Liabilities	195,702	(2,046)	193,656
Common stock and additional paid-in capital	518,727	24,715	543,442
Accumulated deficit	(409,902)	(22,699)	(432,601)
Total Shareholders’ Equity	118,189	2,016	120,205
Total Liabilities and Shareholders’ Equity	$313,891	$(30)	$313,861

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in “Item 1A. Risk Factors” in Part II and other sections of this report and our other filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview and Executive Summary
     We design, develop, manufacture, market and service high performance computing (“HPC”) systems, commonly known as supercomputers. Our supercomputer systems provide capability, capacity and sustained performance far beyond typical server-based computer systems and address challenging scientific and engineering computing problems.
     We believe we are well-positioned to meet the demanding needs of the high-end of the HPC market by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnection network, system software and packaging capabilities that enable our supercomputers to scale — that is, to continue to increase performance as they grow in size. In addition, we have demonstrated expertise in several processor technologies. Purpose-built for the supercomputer market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities.
Summary of First Nine Months of 2009 Results
     Total revenue increased $68.3 million for the first nine months of 2009, from $127.5 million to $195.8 million, compared to the first nine months of 2008, primarily due to increased product revenue of $52.3 million, largely from Cray XT systems and third-party equipment, and $16.0 million of increased service revenue.
     Loss from operations for the first nine months of 2009 was $3.1 million compared to a loss from operations of $11.5 million for the same period in 2008, due to increased gross profit of $14.5 million partially offset by a $6.2 million increase in operating expenses. Operating expenses increased primarily due to higher net research and development expenses due to $2.3 million lower reimbursements recognized and $2.1 million higher stock-based compensation, in large part due to the stock option repurchase tender offer completed in the first quarter of 2009.
     Net cash provided by operations was $19.2 million for the first nine months of 2009 compared to net cash used in operations of $72.6 million for the first nine months of 2008. Cash and short-term investment balances, including restricted cash balances, were $67.8 million as of September 30, 2009 compared to $80.4 million as of December 31, 2008, with the primary reason for the reduction being the repurchase of $27.6 million of Notes in the second quarter of 2009.

Market Overview and Challenges
     Significant recent trends in the HPC industry include:
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
     Several of these trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components throughout the HPC market, especially in capacity, or throughput, computing situations. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements where “time to solution” is of significant importance.
     In the markets for larger systems costing significantly in excess of $1 million, the use of commodity processors and networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to quad-core and soon many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. Vendors, including Cray, have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
     We believe we are well-positioned to meet the market’s demanding needs, as we concentrate our research and development efforts on the interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. Our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray CX family and Cray XT5m systems.
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

     Expand Our Total Addressable Market. Over time, we will look to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers. We believe we have the opportunity to compete in a broader portion of the HPC market as well as selective adjacent markets outside of traditional HPC. Our expansion of our engineering services offerings, including our Custom Engineering program, our Cray CX systems, our first products based on Intel processors, and our Cray XT5m system, are three initiatives to further this strategy.
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
     In the future we intend to provide the HPC market with access to the best processors, whether from Intel or AMD, that are available at any point in time.
Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our Intel initiative, are efforts to increase product revenue. We also plan to increase our engineering services offerings, which include our Custom Engineering team, and market new products, such as the Cray CX and Cray XT5m systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue. For the nine months ended September 30, 2009, both our product and service revenue increased from the comparable 2008 period.
     Gross profit margin. Our total gross profit margin and our product gross profit margin for the first nine months of 2009 were 35% and 30%, respectively, which reflect decreases from the respective 2008 levels of 43% and 44% due to a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a $4.5 million charge in the third quarter of 2009 for estimated excess inventory from a last-time buy in 2008. We focus on maintaining and improving our product gross profit margin over the long term, which we believe is best achieved through product differentiation.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating expenses for the first nine months of 2009 were approximately $6.2 million more than the first nine months of 2008 due primarily to increased net research and development expense due to lower recognized reimbursement amounts resulting from a delayed milestone in a co-funded development contract.
     Liquidity and cash flows. Due to the variability in product revenue and new contracts, our cash position also varies from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective, which should improve our cash position.

Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2008 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2009, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
     Products. We recognize revenue from sales of our products, other than the Cray CX system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX products are generally recognized upon shipment when title and risk of loss transfers to the customer.
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
     Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the third quarter of 2009, we recorded a charge of $4.5 million related to inventory in excess of estimated future demand. This write-down related to a Cray custom-made inventory component known as the Cray SeaStar purchased in 2008 under a last-time buy procurement.
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
     As of September 30, 2009, we had approximately $136.0 million of net deferred tax assets, against which we provided a $132.4 million valuation allowance, resulting in a net deferred tax asset of $3.6 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. During the three months ended September 30, 2009, we reversed $1.1 million of the valuation allowance on certain deferred income tax assets in Japan as we concluded it was more likely than not these deferred income tax assets would be realized.

Research and Development Expenses
     Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the three months ended September 30, 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. Under the terms of the amendment, we will receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. We have estimated that the fair value of this rebate right is $6.2 million which has been classified in “Other non-current assets” in the Condensed Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.
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
     We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed (as in our third quarter of 2009) or the U.S. government has not funded an agreement.
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
New Accounting Pronouncements
     In April 2009, the FASB issued guidance now codified in FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This guidance is effective for periods ending after June 15, 2009. Accordingly, we adopted these provisions of FASB ASC Topic 825 during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our financial position or results of operations. As of September 30, 2009, the fair value of the Notes, with a contractual face amount of $164,000, approximated its carrying value.
     In April 2009, the FASB issued guidance now codified in FASB ASC Topic 320, Investments — Debt and Equity Securities, which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is effective for periods ending after June 15, 2009. Accordingly, we adopted this guidance for our quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 will require additional disclosures with respect to the fair value of our investments when there are unrealized losses that are not deemed other-than-temporarily impaired.
     In May 2009, the FASB issued guidance now codified in FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted these provisions of FASB ASC Topic 855 during the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. We have evaluated subsequent events and any related required disclosures through November 4, 2009, which is the date this quarterly report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.
     In June 2009, the FASB issued guidance now codified in FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for our current fiscal reporting period. The adoption of this guidance did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures. The guidance in ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in ASU 2009-05 are effective for our fourth quarter of 2009. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We are evaluating the impact of this new guidance.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We are evaluating the impact of this new guidance.
Results of Operations
Revenue and Gross Profit Margins
     Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenue	$32,374	$38,065	$133,937	$81,606
Less: Cost of product revenue	24,784	17,266	93,381	45,681

Product gross profit	$7,590	$20,799	$40,556	$35,925

Product gross profit margin	23%	55%	30%	44%

Service revenue	$26,201	$16,528	$61,863	$45,848
Less: Cost of service revenue	10,867	9,362	33,095	26,962

Service gross profit	$15,334	$7,166	$28,768	$18,886

Service gross profit margin	59%	43%	47%	41%

Total revenue	$58,575	$54,593	$195,800	$127,454
Less: Total cost of revenue	35,651	26,628	126,476	72,643

Total gross profit	$22,924	$27,965	$69,324	$54,811

Total gross profit margin	39%	51%	35%	43%

Product Revenue
     Product revenue for the three months ended September 30, 2009 was $32.4 million, primarily from sales of and upgrades to Cray XT systems and third-party equipment, compared to $38.1 million for the three months ended September 30, 2008. Product revenue for the nine months ended September 30, 2009, was $133.9 million, principally from sales of and upgrades to Cray XT systems, compared to $81.6 million for the nine months ended September 30, 2008.
Service Revenue
     Service revenue for the three months ended September 30, 2009 was $26.2 million compared to $16.5 million for the same period in 2008, due to a $9.1 million increase in engineering services revenue, which included a favorable $3.9 million revenue adjustment upon a contract modification, and a $0.6 million increase in maintenance revenue. Service revenue for the nine months ended September 30, 2009 was $61.9 million compared to $45.8 million for the same period in 2008 due to a $10.2 million increase in engineering services revenue and a $5.9 million increase in maintenance revenue.
Cost of Product Revenue and Product Gross Profit
     For the three months ended September 30, 2009, cost of product revenue increased $7.5 million while product gross profit decreased $13.2 million, with product gross profit margin decreasing 32 percentage points to 23 percent compared to the same period in 2008. Cost of product revenue was negatively impacted by a $4.5 million charge for estimated excess inventory of a Cray custom-made component known as the Cray SeaStar. The same 2008 period was favorably impacted by a $4.0 million contract adjustment. For the nine months ended September 30, 2009, product gross profit increased $4.6 million, although product gross profit margin declined 14 percentage points to 30 percent compared to the same period in 2008. Product gross profit margin for the nine months ended September 30, 2009 was negatively impacted by a large system sale in the first quarter of 2009, for which we recognized $36 million of product revenue with a gross profit margin in the mid-teens, and the $4.5 million charge for excess inventory.
Cost of Service Revenue and Service Gross Profit
     Cost of service revenue increased $1.5 million during the three months ended September 30, 2009 compared to the same 2008 period, principally due to costs for our increased engineering services activities, which included increased personnel and outside services costs for our Custom Engineering activities. Service gross profit margin increased by 16 percentage points for the three-month period ended September 30, 2009 as compared to the same period in 2008, due to the increased revenue from engineering services, including our Custom Engineering activities, which more than offset the increase in costs. Cost of service revenue increased $6.1 million during the nine months ended September 30, 2009 compared to the same 2008 period, principally due to the personnel and outside service costs incurred in connection with increasing our Custom Engineering activities. Service gross profit margin increased by 6 percentage points for the nine months ended September 30, 2009 compared to the same 2008 period, principally due to the increased revenue from engineering services, including our Custom Engineering activities, which more than offset the increase in costs.
Research and Development Expenses
     Research and development expenses for the three and nine months ended September 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross research and development expenses	$19,197	$23,797	$70,089	$68,105
Less: Amounts included in cost of revenue	(410)	—	(1,705)	—
Less: Reimbursed research and development (excludes amounts in revenue)	(1,466)	(11,433)	(26,138)	(30,132)

Net research and development expenses	$17,321	$12,364	$42,246	$37,973

Percentage of total revenue	30%	23%	22%	30%

     Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended September 30, 2009, gross research and development expenses decreased $4.6 million from the same period in 2008, due principally to lower outside services. Reimbursed research and development and amounts included in cost of revenue decreased $9.6 million for the three months ended September 30, 2009 compared to the same period in 2008, principally due to lower reimbursed research and development as the negotiations with DARPA delayed our next milestone beyond the 2009 third quarter. For the nine months ended September 30, 2009, gross research and development expenses increased $2.0 million from the same period in 2008, due principally to process improvement consulting costs of $3.8 million primarily in the first half of 2009 offsetting lower outside engineering services. Reimbursed research and development and amounts included in cost of revenue decreased $2.3 million for the first nine months of 2009 compared to the same period in 2008, principally due to lower amounts recognized on the DARPA HPCS project largely due to the delayed third quarter 2009 milestone.
During the fourth quarter of 2008, we amended the DARPA HPCS agreement to incorporate Intel technologies into our development project and establish later delivery dates, new milestones and new payment dates and amounts. We are currently required to spend a total of $375 million on the DARPA HPCS project in order to receive $250 million of co-funding. As of September 30, 2009, we had billed $97.5 million of the anticipated $250 million of DARPA co-funding. During the first quarter of 2009, we began discussions with DARPA on additional potential modifications to the DARPA HPCS contract. These negotiations delayed our next milestone beyond the third quarter of 2009 and, as a result, we incurred costs during the third quarter of 2009 which were not offset by any reimbursement during the period. This negatively impacted the third quarter of 2009 net research and development expenses by approximately $7 million. Unless these negotiations are prolonged or the contract is significantly modified or cancelled, net research and development spending reported in the quarter in which the milestone is accepted would likely benefit by the catch-up, resulting in lower than usual net research and development expense.
Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2009 and 2008, respectively, were (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales and marketing	$6,279	$6,135	$18,683	$17,365
Percentage of total revenue	11%	11%	10%	14%
General and administrative	$3,476	$3,775	$11,523	$10,936
Percentage of total revenue	6%	7%	6%	9%
     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2009 increased slightly from the same period in 2008. Sales and marketing expense for the nine months ended September 30, 2009 increased from the same period in 2008, primarily due to $0.6 million of increased sales commissions on higher product sales and $0.8 million of higher personnel costs, principally from additional headcount in Europe.
     General and Administrative. General and administrative expenses for the three months ended September 30, 2009 were $0.3 million lower than the same period in 2008, primarily due to lower variable pay accruals. General and administrative expenses for the nine months ended September 30, 2009 were $0.6 million higher than the same period in 2008, primarily due to higher stock-based compensation expense.
Other Income (Expense), net
     For the three months ended September 30, 2009, we recognized net other income of $0.9 million compared to net other expense of $0.4 million for the same period of 2008. Net other income for the three months ended September 30, 2009 was principally the result of foreign currency transaction gains. Net other expense for the three months ended September 30, 2008 was principally the result of foreign currency transaction losses. For the nine months ended September 30, 2009, we recognized net other expense of $0.6 million compared to net other income of $0.4 million for the same period of 2008. Net other expense for the nine months ended September 30,

2009 was due to the $0.9 million loss on the Notes repurchase offset by foreign currency transaction gains. Net other income for the nine months ended September 30, 2008 was principally the result of foreign currency transaction gains.
Interest Income (Expense)
     Our interest income and interest expense for the three and nine months ended September 30, 2009 and 2008, respectively, were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Interest income	$58	$479	$438	$3,145
Interest expense	(23)	(2,242)	(1,287)	(6,527)

Net interest income (expense)	$35	$(1,763)	$(849)	$(3,382)

     Interest income decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of significantly lower short-term interest rates and average invested balances.
     Interest expense for the three months ended September 30, 2009 and 2008 included $1,000 and $0.6 million of contractual interest on our Notes, respectively, and non-cash amortization of our Notes’ debt discount of $4,000 and $1.5 million, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 included $0.3 million and $1.8 million of contractual interest on our Notes, respectively, non-cash amortization of our Notes’ debt discount of $0.8 million and $4.3 million, respectively, and non-cash amortization of capitalized issuance costs of $0.1 million and $0.4 million, respectively.
Taxes
     We recorded an income tax benefit of $1.1 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. We recorded an income tax benefit of $87,000 for the three months ended September 30, 2008, and income tax expense of $0.3 million for the nine months ended September 30, 2008. The income tax benefit recorded in 2009 relates primarily to the reversal of $1.1 million of the valuation allowance on certain Japanese deferred income tax assets and the result of tax legislation included in the Housing and Economic Recovery Act of 2008 that provides for a corporation to receive a refund of previously generated U.S. income tax credits, offset somewhat by income taxes due in certain foreign jurisdictions of $0.2 million for the three months ended September 30, 2009 and $0.5 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $111.6 million at September 30, 2009 compared to $176.1 million at December 31, 2008; cash and cash equivalents and restricted cash decreased by $10.2 million and accounts and other receivables decreased by $51.9 million. At September 30, 2009, we had working capital of $93.4 million compared to $114.2 million at December 31, 2008.
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $19.2 million compared to net cash used in operating activities of $72.6 million for the same period in 2008. For the nine months ended September 30, 2009, net cash provided by operating activities was principally the result of decreases in accounts and other receivables and inventory, partially offset by decreases in accrued payroll and related expenses, other accrued liabilities and advance research and development payments and deferred revenue. For the nine months ended September 30, 2008, net cash used in operating activities was principally the result of an increase in inventory and accounts and other receivables and decreases in advance research and development payments, partially offset by an increase in accounts payable and deferred revenue.
     Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $41.7 million for the same 2008 period. Net cash used in investing activities for the nine months ended September 30, 2009 was due principally to purchases of property and equipment and an increase in restricted cash offset somewhat by net sales of short-term investments. Net cash provided by investing activities for the nine months ended September 30, 2008 was due principally to the sales or maturities of short-term investments and a decrease in restricted cash, partially offset by purchases of property and equipment and purchases of short-term investments.
     Net cash used in financing activities for the nine months ended September 30, 2009 was $27.2 million, compared to net cash provided by financing activities of $0.4 million for the same period in 2008. Net cash used in financing activities for the nine months ended September 30, 2009 resulted primarily from the repurchase of our Notes of $27.6 million and our purchase of stock options from our 2009 stock option repurchase tender offer, that was partially offset by the issuance of common stock through our employee stock purchase plan and exercises of stock options. Net cash provided by financing activities for the nine months ended September 30, 2008 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, outside engineering expenses, particularly as we continue development of our Cray XT5 and successor systems and internally fund a portion of the expenses pursuant to the DARPA HPCS award and acquisition of property and equipment. Our remaining 2009 capital budget for property and equipment is approximately $5.7 million. In addition, we lease certain equipment and facilities used in our operations under operating or capital leases in the normal course of business. The following table summarizes our contractual obligations at September 30, 2009 (in thousands):

	Amounts Committed by Year
		2009
		(Less than
Contractual Obligations	Total	1 Year)	2010-2011	2012-2013	Thereafter
Development agreements	$17,752	$6,403	$11,336	$13	$—
Operating leases	28,986	534	6,098	6,452	15,902
Unrecognized income tax benefits	646	292	354	—	—

Total contractual cash obligations	$47,384	$7,229	$17,788	$6,465	$15,902

     As of September 30, 2009, we had $164,000 contractual face amount of outstanding Notes. The Notes bear interest at an annual rate of 3.0%, and holders of the Notes may require us to purchase the Notes on December 1, 2009, December 1, 2014 and December 1, 2019 or upon the occurrence of certain events provided in the indenture governing the Notes. We will redeem the remaining Notes on December 1, 2009. In July 2009, we amended our line of credit agreement to increase the maximum line of credit to $3.5 million and extend the maturity date to June 1, 2010.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine month periods ended September 30, 2009, we incurred $2.6 million and $16.2 million, respectively, for such arrangements.
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
     The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products, particularly the Cray XT5 and successor systems and to engage in Custom Engineering projects, with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. “Risk Factors” in Part II below.
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
     The table below presents fair value and related weighted average interest rate by investment class at September 30, 2009 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A-1+.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate
Treasury bills	$2,997	2010	0.4%

Total short-term investments	$2,997

     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2009, we were a party to forward exchange contracts that hedged approximately $18.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2009, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.0 million.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2009, that our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2008 Form 10-K. The risks and uncertainties described below are not the only ones facing us. If any of the following risks actually occurs, our business, financial condition, or operating results could be materially harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as the product revenue recognized in any given quarter may depend on a very limited number of system sales expected for that quarter, the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction due to development delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter, and could shift associated revenue, gross profit and cash receipts from one fiscal period into another.
     We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $12.1 million in 2006, a net loss of $5.7 million in 2007, a net loss of $31.3 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, and, although we recorded a profit for the second quarter of 2009, we recorded a net loss of $3.6 million in the first nine months of 2009.
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

•
successfully selling our Cray XT5 system and completing development on and selling upgrade and successor systems including those dependent on the successful completion of two significant product development efforts targeted for 2010;

•	the successful expansion of our Custom Engineering program;
•
our expense levels, including research and development net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	our ability to successfully and timely design in, integrate and secure competitive processors for our systems, including for successors to our Cray XT5 system;
•	the competitiveness of our products;
•	maintaining our product development projects on schedule and within budgetary limitations;
•	the level of product gross profit contribution in any given period due to product mix, strategic transactions, product life cycle and component costs;
•	the level and timing of maintenance contract renewals with existing customers;
•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;
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

•
the timing and level of government funding for research and development contracts and product acquisitions, which may be adversely affected by the current economic and fiscal situation and governmental budgetary limitations;

•	price fluctuations in the commodity electronics, processor and memory markets;
•	general economic trends, including changes in levels of customer capital spending;
•	the introduction or announcement of competitive products;
•	currency fluctuations, international conflicts or economic crises;
•	the availability of adequate customer facilities to install and operate new Cray systems; and
•	the receipt and timing of necessary export licenses.
     Because of the numerous factors affecting our revenue and results of operations, we cannot assure our investors that we will have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders, product acceptances and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2009 and in future years.
     If DARPA terminated our DARPA HPCS program in whole or in part or if we are unable to negotiate, achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $250 million payable over approximately five years, assuming we meet twelve milestones, $97.5 million of which we have already received . We are currently negotiating with DARPA changes to the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones that could adversely affect our ability to perform on the program successfully. Assuming we reach agreement with DARPA on the changes to our DARPA program, we have a milestone that could be completed in the fourth quarter of 2009. If the completion of a development milestone is delayed beyond the 2009 fourth quarter or if the milestone payment is not as large as we anticipate, our reported net research and development expenses would be adversely affected and could result in an overall loss for 2009. If we are unable to renegotiate the terms of the program or, even if we succeed in our negotiations, are unable to complete the remaining milestones, one or more milestone payments may be delayed, reduced and/or eliminated or the program may be terminated, which would result in our cash flows and expenses being adversely impacted and our product development programs being put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, related to our current discussions with DARPA on the changes in scope and program schedule, 2009 third quarter results were adversely impacted by a delay in completing a development milestone. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $375 million on the project for us to receive all of the DARPA $250 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. The DARPA program will result in increased net research and development expenditures by us for the cost-sharing portion of the program and will adversely affect our cash flow, particularly in the later years of the program. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA did not receive expected funding, delayed payment for completed milestones, delayed the timing of milestones or decided to terminate all or part of the program before completion.
     If our strategic initiatives targeting markets outside of the high end of the high performance computer, or HPC, market are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. We do not foresee significant growth in the high end of the HPC market. Therefore, our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of the high end of the HPC market. We currently have three such new strategic initiatives: expanding our engineering services offerings, including our Custom Engineering activities, and selling our new Cray CX and Cray XT5m systems. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts and develop our capability for business development and timely performance notwithstanding that this is a relatively new initiative and we do not have significant experience targeting this market. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. Although we have not introduced a product relying primarily on indirect sales in the past, sales of the Cray CX system will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX systems in the competitive workgroup server and high-end workstation markets. Delays in the introduction of the Cray CX system, however, adversely affected results in the second and third quarters of 2009 as well as for sales going forward. The Cray XT5m system requires successful sales in the lower end of the supercomputer market segment. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts. These additional costs, if not offset by new contributions from these initiatives, will adversely affect our 2009 operating results, as they have in the first nine months of 2009.
     If we are unable to successfully sell our Cray XT5 and develop and sell successor systems and sell these systems into the high end of the HPC market, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales of Cray XT5 and successor systems and upgrades. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT5 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT5 and successor systems.
     Many factors affect our ability to successfully develop and sell these systems, including the following:
•
The level of product differentiation in our Cray XT5 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems to our current core of customers comprised largely certain agencies of the U.S. and other governments as well as other customers.

•
Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2008 and 2007, and we have incurred additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as successors to the Cray XT5 system.

•
Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5 and Cray XMT systems, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we estimated our needs too low, we could limit the number of possible sales of these products and reduce potential revenue, or if we estimated too high, we could incur inventory obsolescence charges and reduce our gross profit. In the 2009 third quarter, we wrote off approximately $4.5 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $4.5 million remaining inventory in the future.

     Failure to successfully sell our Cray XT5 and develop and sell successor systems into the high end of the HPC market will adversely affect our operating results.

     Failure to overcome the technical challenges of developing competitive supercomputer systems years before they can be sold would adversely affect our revenue and operating results in subsequent years. In addition to completing the development of the scalable system software and hardware for upgrades to the Cray XT5 systems, we continue to develop successor systems to the Cray XT5 system, incorporate Intel technologies into our products and complete our DARPA HPCS program. We are also exploring the incorporation of potentially key technological alternatives into our products, such as graphic processing units. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources well ahead of the time when we can be assured they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
     A significant portion of our 2010 product revenue is expected to be derived on systems that include two significant product development efforts. If we are unable to complete these development efforts when and as anticipated during 2010, our 2010 results will be adversely affected.
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use service providers to co-develop key technologies, including integrated circuit design and verification. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems and storage subsystems. In addition, we use an original equipment manufacturer to deliver complete Cray CX systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:
•	If a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems could be delayed.
•
If an interruption of supply of our components, services or capabilities occurs because a supplier changes its technology roadmap, decides to no longer provide those products or services, increases the price of those products or services significantly or imposes allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components or otherwise obtain those services or capabilities. In some cases, such as with key integrated circuits and memory parts, we may not be able to redesign such components or find alternate sources that we could use in any realistic time frame.

•
If a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be impossible to complete.

•
If a supplier cannot provide a competitive key component or eliminates key features from components, such as processors, our systems may be less competitive than systems using components with greater capabilities.

•
If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through additional design testing and verification efforts, respins of integrated circuits and/or development of replacement components, the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements;

•
Some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed.

•	If a key supplier is acquired or has a significant business change, production and sales of our systems may be delayed or our development programs may be delayed or may be impossible to complete.
     For example, our DARPA HPCS project is expected to incorporate certain Intel technologies, but recent changes by Intel in its high performance technology roadmap could adversely affect our ability to complete that program successfully and could result in our inability to meet certain milestones in a timely fashion or at all or could result in termination of all or a part of the program. In addition, our Cray XT5 and successor systems are based on certain AMD Opteron™ processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, adversely affected our revenue and operating results in prior periods, and could continue to adversely affect results for 2009 and in subsequent periods. The failure by the original equipment manufacturer of our Cray CX systems to timely obtain necessary certifications also adversely affected our ability to introduce and ramp up sales of this product.
     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented a significant market for supercomputers, including our products. In 2007, 2008 and the first nine months of 2009, approximately 64%, 88%, and 67% respectively, of our product revenue was derived from such sales. Our plans for the rest of 2009 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, SGI, Dell, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we currently use from AMD or design in over time, our Cray XT5, Cray XT5m and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel is intended to mitigate this risk, Intel processors are not expected to be delivered in our Cray XT line of supercomputers until 2012 or 2013.
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
     We may fail in our efforts to keep up with rapid technological changes in the HPC industry. Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. A breakthrough in technology could make lower bandwidth cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and would reduce our revenue and operating results.

     We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008 and the first nine months of 2009, 81% and 68%, respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in Custom Engineering is also primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. In addition, other government regulations affect our business operations.
The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually. Changes in U.S. strategy and priorities may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. The termination of funding for existing or new U.S. government programs could result in a material adverse effect on our results of operations and financial condition.
The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts with us, without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.
Our contract costs are subject to audits by U.S. government agencies. U.S. government representatives may audit the costs we incur on our U.S. government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.
Our business is subject to potential U.S. government inquiries and investigations. We may be subject to U.S. government inquiries and investigations of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.
Our U.S. government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. government contracts.
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
     We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us, and such future claims, if proved, could require us to pay substantial damages, redesign our existing products or pay fees to obtain cross-license agreements. Regardless of the merits, any claim of infringement would require management attention and could be expensive to defend.
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
     We also incorporate proprietary incidental software from third parties, such as for file systems, job scheduling and storage subsystems. We have experienced some functional issues in the past with implementing such software with our supercomputer systems. In addition, we may not be able to secure needed software systems on acceptable terms, which may make our systems less attractive to potential customers. These issues may result in lost revenue, additional expense by us and/or loss of customer confidence.
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
     A substantial number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of September 30, 2009, we had outstanding:
•	35,108,240 shares of common stock;

•	3,022,032 shares of common stock issuable upon exercise of options, of which options to purchase 1,181,356 shares of common stock were then exercisable; and

•
Notes convertible into an aggregate of 8,495 shares of common stock at a current conversion price of approximately $19.31 per share, subject to adjustment, or, under certain circumstances specified in the indenture governing the Notes, a maximum of 11,680 shares of common stock.

     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of September 30, 2009, an aggregate of 1,411,885 shares and restricted stock units held by Board members, executive officers and key managers that may be forfeited and are restricted against transfer until vested.
     Almost all of the shares of common stock that may be issued on exercise of the options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. The Notes only become convertible upon the occurrence of certain events specified in the indenture governing the Notes. We have given a notice that all outstanding Notes will be redeemed for cash on December 1, 2009, and once that notice was given, the Notes became convertible into common stock. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of options may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding options may prove to be a hindrance to our future financings. Further, the holders of options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

Item 6.	Exhibits
10.1	Fifth Amendment to Credit Agreement, entered into as of June 1, 2009, between Wells Fargo Bank, National Association, and the Company (1)

10.2	Lease dated as of July 2, 2009, between NEA Galtier, LLC and the Company (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 13, 2009.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 16, 2009.

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.
Date: November 4, 2009	/s/ PETER J. UNGARO
Peter J. Ungaro
Chief Executive Officer and President

/s/ BRIAN C. HENRY
Brian C. Henry
Chief Financial Officer

/s/ KENNETH D. ROSELLI
Kenneth D. Roselli
Chief Accounting Officer