Form 10-K
period 2009-12-31
CRAY INC
filed 2010-03-16
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

Commission File Number: 0-26820
CRAY INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fifth Avenue, Suite 1000	98164
Seattle, Washington (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(206) 701-2000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $263,000,000 based upon the closing price of $7.88 per share reported on June 30, 2009, on the Nasdaq Global Market.

As of March 10, 2010, there were 35,413,632 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 9, 2010, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K
For Fiscal Year Ended December 31, 2009

INDEX

Cray and Cray-1 are federally registered trademarks of Cray Inc., and Cray XT, Cray XT3, Cray XT4, Cray XT5, Cray XT5h, Cray XTm, Cray XT5m, Cray XT6, Cray XT6m, Cray XMT, Cray CX, Cray CX1, SeaStar, SeaStar2, Gemini, ECOphlex, Baker, Cascade, Cray Linux Environment, Cray XD1 and Threadstorm are trademarks of Cray Inc. The registered trademark Linux is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

All numbers of shares of our common stock in this annual report on Form 10-K, as well as per share and similar calculations involving our common stock, reflect the one-for-four reverse stock split effected on June 8, 2006.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the U.S. Securities and Exchange Commission (“SEC” or “Commission”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business

General

We design, develop, manufacture, market and service high-performance computing (“HPC”) systems, commonly known as supercomputers, and provide engineering services related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, economic, engineering and national security computing problems.

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect, packaging and system software capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our higher-end systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market by broadening our engineering services offerings, specifically our Custom Engineering practices, and selling our new Cray CX and Cray XTm systems.

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems. We sell our larger HPC systems and services primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific, and we are building a worldwide channel partner network for our new Cray CX systems. Our supercomputer systems are installed at nearly 100 sites in 20 countries.

We were incorporated under the laws of the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our acquisition of the Cray Research, Inc. (“Cray Research”) operating assets from Silicon Graphics, Inc. in 2000 (Cray Research was founded in 1972 by Seymour Cray and acquired in 1996 by Silicon Graphics, Inc., now known as Graphics Properties Holdings, Inc., (“GPH”)). Our corporate headquarters are located at 901 Fifth Avenue, Suite 1000, Seattle, Washington, 98164. Our telephone number is (206) 701-2000 and our website address is www.cray.com. The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

For information relating to amounts spent on research and development, see Note 16 — Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Industry Background

Since Seymour Cray introduced the Cray-1 system in 1976, supercomputers have contributed substantially to the advancement of knowledge and the quality of human life. Scientists, engineers and analysts typically require vast computing resources to address problems of major economic, scientific and strategic importance. Many new products and technologies, as well as improvements of existing products and technologies, would not be possible without the continued improvement of supercomputer computational speeds, interconnect technologies, power and cooling technologies, scalable system software and overall performance.

The HPC Market

The International Data Corporation (“IDC”), a leading HPC market analyst firm, divides the HPC technical server market into four competitive segments by selling price:

•	supercomputers that sell for $500,000 and up;

•	divisional servers that sell for $250,000 to $499,999;

•	departmental servers that sell for $100,000 to $249,999; and

•	workgroup servers that sell for under $100,000.

We primarily target the supercomputer segment with our products and services and our Cray CX products target the workgroup server market. Our Custom Engineering practices target both the high-performance computing market as well as high-end niches within the technical services market. IDC estimates that in 2008 the size of the entire HPC technical server market was $9.8 billion, with $2.7 billion in the supercomputer segment, and for 2009, IDC estimates that the HPC technical server market decreased to $8.5 billion, with the supercomputer segment increasing to $2.9 billion. See “Economic Crisis Response: Worldwide Technical Computing HPC Market, 2009-2013 Forecast Update” (November 2009) and Worldwide Technical Computing Server 2009-2013 Forecast Update” (May 2009). IDC assumes that the high-end supercomputer segment will continue to grow, less affected by the general economic slowdown, being sustained somewhat by long buying cycles and by an increasing number of petascale system purchases in the next one to three years. The IDC base forecast predicts the HPC market as a whole should return to growth in 2010, with the supercomputer segment having the highest compound annual growth rate of 7.1% over the 2008 to 2013 period.

Vendors that compete in the supercomputer portion of the HPC market typically must commit significant resources to develop proprietary technologies and computing elements to meet the exacting needs of their customers. We believe that the technical requirements and high costs required to compete in this market segment are significant barriers to entry. Many of our potential competitors place significant focus on the divisional and lower segments of the HPC market, where the barriers to entry are lower. These segments comprise a larger market that is increasingly competitive and in which it is more difficult for vendors to differentiate and add significant value due to the commoditization of the products sold in that market. See “Competition” below.

Increasing Demand for Supercomputing Power

Supercomputer users are seeking answers to some of the world’s most complex problems in science and engineering. Addressing these challenges can require from 10 to up to 1,000 times or more the computing capability currently available with existing computer systems. For example, although in late 2008 one of our Cray XT5 systems was the first system in the world to reach the sustained petaflops level (1,000 trillion floating point operations per second) on real scientific applications, HPC system architects and government users already are considering how to build systems operating at exaflops levels (1,000 times the computing capability of a petaflops system or a million trillion floating point operations per second) over the next decade. High-end users require very large, powerful computing resources that are massively scalable, flexible and manageable and can deliver high levels of hardware and software reliability combined with excellent sustained performance.

We believe there are three principal factors driving the demand for supercomputing power: first, the increasing need for advanced design and simulation capability in industry, government agencies and weather and climate centers; second, the continuing concerns about national security issues, heightened by an emphasis on terrorism prevention; and third, the recognized national interests of many countries to advance scientific research to enable innovations to better compete globally and achieve breakthroughs in new energy technologies, biological systems, nanotechnologies, particle physics and other natural phenomena.

Design and simulation of new products before they are built are invaluable tools to improve time-to-market, product quality and differentiation for government, industrial and academic users. The need for supercomputers within government laboratories and agencies and industrial firms is driven by the increasingly complex application requirements of computer-aided engineering, full-systems analysis, material behavior in composite materials and real-time stress-strain behavior. Supercomputers are critical for increasingly refined simulations of both aeronautical and automotive performance dynamics. Weather forecasting and climate centers require supercomputers to process large volumes of data to produce more accurate short-term and medium-range forecasts and to further our understanding of the long-term impact of various pollutants and energy policies on the environment and the effects of global climate changes.

Governments have a wide range of ongoing and yet unmet security needs, ranging from burgeoning cryptanalysis and data mining and analytics requirements to rapid and accurate analysis of data from a diverse and growing number of disparate sources. Supercomputers, including special purpose systems such as our Cray XMT, can sift through and manage large volumes of data, advancing national security by detecting suspicious patterns or anomalies in real time. In addition, governments constantly seek better simulation and modeling of weapons systems and the maintenance and reliability of nuclear stockpiles. They also use supercomputers to rapidly simulate real-world battlefield conditions in increasing levels of detail.

Competition between countries to acquire the best supercomputing technology to enhance their worldwide competitiveness has increased. The U.S. government and its various agencies have determined that it is in the best economic and security interest of the country to establish and maintain a leadership position in the development of supercomputing technologies. The largest of such initiatives is the Defense Advanced Research Projects Agency (“DARPA”) High Productivity Computing Systems (“HPCS”) initiative, which is a multi-phase initiative under which we have received funding for our Cascade program since 2002 and have a contract to receive funding for our Cascade program into 2012 to the extent we meet certain specified milestones and contribute minimum levels of funding. The DARPA program is designed to provide support for breakthroughs in high productivity supercomputing systems for the national security, research and industrial user communities. This initiative has become increasingly important due to the trend towards commoditization in the HPC market, and the implication that these systems are not expected to provide the advanced supercomputing capabilities necessary for the United States to achieve important goals and missions. Other countries such as Japan, China and members of the European Union also have programs in place to increase their worldwide competitiveness through the aggressive use of supercomputers.

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

With standard commercial interconnect components, lower bandwidth cluster systems are not well-balanced — they may have fast processors, but performance can be severely limited by the rate at which data can be moved throughout the system, especially among processors over the interconnection network. Because of the lack of specialized communication capabilities, these systems do not scale well — that is, as these systems grow in size their full system and per processor efficiencies degrade significantly. Additionally, as these systems grow in size, they may become unreliable because they lack the necessary management tools and built-in hardware redundancies to minimize disruptions.

Lower bandwidth cluster systems typically offer higher theoretical peak performance, for equivalent cost, than our systems do, but they often cannot provide sufficient sustained performance when running real applications at scale. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate; this measure is obtained simply by multiplying the number of processors by their peak-rated speed and the number of floating point operations per cycle it can compute, assuming zero communications bottlenecks or system inefficiencies. Sustained performance, which is always lower than peak performance, is the actual speed at which a supercomputer system runs an application program. The sustained performance of lower bandwidth cluster systems on complex applications frequently is a small fraction, often less than 5%, of their theoretical peak performance — as these systems become larger, their efficiency declines even further, sometimes below 1% for the most challenging applications at scale.

The introduction of processors with larger numbers of cores (“many-core” processors), as well as processors with computational accelerators, will further stress the capabilities of lower bandwidth cluster systems, resulting in decreased per processor utilization due to the absence of balanced network and communication capabilities in such systems. Many-core processors and accelerators may also increase the power and cooling requirements for these systems, making packaging an increasingly critical element.

Given these limitations, lower bandwidth cluster systems are better suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other, such as small problems and larger problems lacking communications complexity; users of such applications comprise the majority of the midrange and low end of the HPC market. The effectiveness of lower bandwidth cluster systems in our principal target market, the high end of HPC, is limited today, and we believe will continue to be limited in the future.

Our Solutions

We concentrate on building balanced systems that are purpose-built for supercomputer users. Whether one of our standard supercomputer products or one that is custom engineered for a specific customer problem, our systems address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors, ease of use, and very high levels of sustained performance on real applications. We do this by designing supercomputers that combine highly capable processors, whether developed by us or by others, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased cooling, power and reliability requirements, and scalable system software that enables performance and usability at scale.

Our supercomputers utilize components and technologies designed to support the demanding requirements of high-end HPC users. In contrast, lower bandwidth cluster system vendors use processors, interconnects and system software designed to meet the requirements of the larger general purpose server market and then attempt to leverage these commercially-oriented products into the HPC market. An important benefit of our purpose-built approach is significantly higher sustained performance on certain important applications at high scaling levels, with performance improvements on the order of 1.5 to 10 or more times that of our commodity cluster competition in these areas. With our supercomputers, HPC users are able to focus on their primary objectives: advancing scientific discovery; increasing industrial capabilities; and improving national security.

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	custom design of interconnect systems and, in certain systems, proprietary processors;

•	flexibility of processor type, memory and network configuration and system software tools developed towards implementation of our “Adaptive Supercomputing” vision discussed below; and

•	the Cray brand name, synonymous with supercomputing, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.

We expect the advancement of many-core processors to be advantageous to us, complementing our technical strengths in networking, scaling system software and cooling and power management technologies. Additional cores will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system. We believe our balanced approach to system design will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.

To address those HPC users whose needs cannot be met through our standard product offerings, we provide an alternative. Our Custom Engineering practices leverage our amassed intellectual property portfolio, deep domain expertise, and HPC know-how to design and build products and services designed to match a customer’s specific needs. The need for a unique solution often stems from special processing needs, often performance, application or capacity related; special environmental needs, commonly size, weight, power and cooling limitations; or unique interface or integration requirements. Our solutions can incorporate and deliver many different HPC technologies, including:

•	custom hardware and packaging designs;

•	custom software design in operating systems, programming environments, libraries, and applications;

•	custom and commodity approaches to solve application or infrastructure specific problems;

•	acceleration technologies such as field programmable gate arrays, graphics processing units, or hybrid offerings; and

•	data storage hardware and software technologies.

Our Current Products and Products in Development

Our flagship supercomputers, the Cray XT products, provide capability, capacity and sustained performance far beyond typical server-based computer systems, allowing users to address challenging scientific and engineering computing problems. Purpose-built for the supercomputing market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our Cray XT5m and Cray CX systems allow us to compete in a larger portion of the HPC technical server market. Our Cray XMT system, the foundation for solutions within our Custom Engineering’s Knowledge Management practice, enables the creation of unique offerings for large scale data analysis and mining. Our Adaptive Supercomputing vision discussed below includes utilizing increasingly common infrastructure. Our goal is to bring new products and/or major enhancements to market every 12 to 24 months.

Current Products

Cray XT5 System.  The Cray XT5 system is our current principal massively parallel processing (“MPP”) system. Introduced in November 2007 as the successor to the Cray XT4 and Cray XT3 systems, the Cray XT5 system combines scalability with manageability, lower cost of ownership with reduced power and cooling requirements, and broader application support. The system has double the compute density and memory bandwidth of previous systems in the same footprint, supporting very high density processor configurations of 192 (four- or six-core) AMD Opteron processor sockets or up to 1,152 processor cores and delivering more than 11 teraflops (11 trillion floating point operations per second) of computational capacity per cabinet, with system peak and sustained performance designed to exceed one petaflops. Customers can upgrade to the Cray XT5 system from Cray XT3 or Cray XT4 systems and/or add on to the existing Cray XT systems, leveraging their investment over a longer life. Cray XT5 cabinets can be configured with Cray XT4 compute blades, for optimized compute-to-communication balance, or with new high-density Cray XT5 compute blades for memory-intensive and/or compute-biased workloads. Its Linux-based operating system supports a broader range of applications. We shipped our first Cray XT5 system in the second half of 2008. The “Jaguar” system at Oak Ridge National Laboratory, the largest and fastest computer system in our history and the first and, to date, the only system in the world to exceed more than one petaflops sustained performance on real scientific applications, is a Cray XT5 system with over 2.3 petaflops of peak performance.

Cray XT5m System.  Our Cray XT5m supercomputer is designed to make our HPC technology available to more users by targeting a lower price band in the supercomputer market segment with price points starting at approximately $500,000. The Cray XT5m system incorporates a version of our Cray SeaStar network specially designed and optimized for systems with peak performance of less than 70 teraflops, providing superior bandwidth, upgradeability and manageability at prices comparable to those of commodity clusters. Offered with up to six cabinets, the Cray XT5m series features many-core (four- or six-core) AMD Opteron processors and can be air or liquid cooled through use of Cray ECOphlex technology. The Cray Linux Environment enables the use of a wide range of open source tools as well as streamlined porting of a broad set of applications from independent software vendors. The Cray XT5m system compute blades are designed for maximum power efficiency with only the components needed for MPP: processors, memory and interconnect. The Cray XT5m series can be upgraded or expanded to take advantage of new technologies, such as next-generation compute processors, I/O technologies and interconnects as they become available, and can be upgraded to a full Cray XT5 supercomputer.

Cray CX1 System.  The Cray CX1 system, purpose-built for offices, laboratories and university departments requiring workgroup servers, incorporates up to eight nodes and 16 Intel Xeon processors, either dual or quad core, and delivers up to eight cores and up to 64 gigabytes of memory per node (with up to 64 cores per chassis), with up to 24 terabytes of internal storage within a chassis. Up to three chassis can be linked with the optional 24-port Infiniband switch allowing for expansion to 192 cores. Systems can be configured with a mix of compute, storage and visualization blades to meet customers’ individual requirements. The deskside system, which uses standard office power, features either the Windows HPC Server 2008 operating system or the Red Hat Enterprise Linux operating system. List prices start at around $15,000 and range to over $100,000.

Cray XMT System.  Our Cray XMT supercomputer is a scalable massively multithreaded platform with a shared memory architecture ideally suited for tasks such as pattern matching, scenario development, behavioral prediction, anomaly identification and graph analysis. The system is purpose-built for parallel applications that are dynamically changing, require random access to shared memory and typically do not run well on conventional systems. The design is based on a Cray XT compute blade but utilizes custom Cray Threadstorm chips developed for multithreaded processing. A single Cray Threadstorm processor can sustain 128 simultaneous threads and is connected with up to eight gigabytes of memory that is globally accessible by any other Cray Threadstorm processor in the system. Each Cray Threadstorm processor is directly connected to a dedicated Cray SeaStar2 interconnect chip, resulting in a high bandwidth, low latency network. We shipped our first Cray XMT system in late 2007 and shipped additional systems in 2008 and 2009.

Products in Development

Cray XT6 and XT6m Systems.  The Cray XT6 and Cray XT6m systems were announced in November 2009 and are our next generation of MPP systems. These systems are expected to begin shipping in the second quarter of 2010 and are the successors to the Cray XT5 and Cray XT5m systems. The Cray XT6/6m systems combine scalability with manageability, lower cost of ownership with reduced power and cooling requirements and broader application support. These systems have almost double the compute density and memory bandwidth of Cray XT5 systems in the same footprint, supporting very high density processor configurations of 192 many-core (eight- or twelve-core) AMD Opteron processor sockets or up to 2,300 processor cores and delivering more than 17 teraflops (17 trillion floating point operations per second) of computational capacity per cabinet, with system peak and sustained performance designed to exceed four petaflops. Customers can upgrade to the Cray XT6/6m systems from Cray XT5/5m systems and/or add on to the existing Cray XT systems, leveraging their investment over a longer life.

Compute blades for the Cray XT6/6m systems also have increased memory bandwidth, with four-channel DDR3 memory support. Their Linux-based operating system supports a broad range of applications.

Baker.  Our Baker program is directed at creating the successor to our Cray XT5 and Cray XT6 systems and extending our leadership position in MPP computing. The Baker system will utilize a new high-performance interconnect called “Gemini” that combines technologies of the Cray XT and prior Cray XD1 systems and will integrate the many-core processors from the Cray XT6 system in a choice of air or liquid-cooled (ECOphlex) cabinets. The Baker system is expected to scale to multiple petaflops of peak performance. We began shipping the Baker ECOphlex cabinet in the second half of 2008 and expect to begin shipping Baker compute blades as part of the Cray XT6/6m systems in the first half of 2010. The full Baker system with the Gemini interconnect is scheduled for delivery in the second half of 2010.

Multithreaded Architectures.  Our current program is directed at creating the successor to our Cray XMT system for knowledge discovery and management, offering greater memory capacity, improved reliability, availability and serviceability, reduced power and greater density than today’s system. We expect to ship an early version of the next generation hardware system in the first half of 2011. Our longer term architectural development will leverage technology produced from the Cascade program and will be integrated into that system.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision supports the anticipated future needs of HPC customers by incorporating many of our technical strengths — system scalability, multiple processing technologies, including custom processors and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a larger set of end-users. With Adaptive Supercomputing, which we first integrated into our solutions in our Cray XT5h products, we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application codes to the most appropriate processing elements — we expect this capability will enable programmers to write code in a more natural way. We believe our DARPA HPCS Phase III award, which began in 2006 and is expected to provide up to $190 million of co-funding of the research and development efforts towards building a prototype “Cascade” system, validates this vision.

Our Cascade development program implements our Adaptive Supercomputing vision. Our Cascade efforts are co-funded by the U.S. government. Under our funding agreement with DARPA, we are to develop a prototype system that demonstrates the functionality required for scaling to multiple sustained petaflops levels of performance on real applications. Our system involves a new system architecture that combines future processor technologies, a new high-performance network and an adaptive software layer into a single integrated system.

Pursuant to our agreement with DARPA we are obligated to spend at least $285 million of our funds, with DARPA reimbursing us up to $190 million. The DARPA program is milestone-based with a specified part of the DARPA reimbursement obligation associated with each milestone. Each milestone has specific requirements for information and deliverables that we are to provide and specified minimum exit criteria demonstrating that we are making required progress towards completion of the prototype system. DARPA provides a formal acceptance of each milestone, which is required for us to invoice for the associated DARPA payment. Overall, we anticipate spending in excess of the required $285 million to complete the program. As of March 10, 2010, we had met six milestones and had received a total of $110 million in cash payments from DARPA. Six milestones remain totaling up to $80 million with the final prototype demonstration milestone scheduled for the second half of 2012. We will own the final prototype system and will provide DARPA’s mission partners access to the prototype system for a period of six months following the completion of the DARPA program.

Upon mutual agreement the parties may modify the terms of the agreement. Either DARPA or we may terminate the agreement based on a reasonable determination that the program will not produce beneficial results commensurate with the expenditure of resources. Any such termination must be preceded by consultation between DARPA and us. DARPA’s future financial commitments are subject to subsequent Congressional action, and we are not obligated to continue work on this project beyond the point that DARPA obligates funds to this program.

Services

We offer post-sale maintenance services for our installed base of supercomputer products through our Customer Support organization and technology-led professional services through our Custom Engineering organization. The quality and reliability of our products as well as our understanding of our customers’ technical and mission challenges are critical to our success and are a key element of the value we deliver through our services.

Customer Support

Our worldwide customer support organization provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, supported by a central service organization located in Chippewa Falls, Wisconsin, and St. Paul, Minnesota. Our support services include hardware and software maintenance in support of our systems, installation project management, system installation and de-installation, site preparation and technical training for our systems. In recent years, annual maintenance service revenue has accounted for roughly twenty percent of total revenue.

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

Custom Engineering

Our Custom Engineering organization provides technology-led professional services on a project basis, under separate contracts, to government agencies, commercial firms, and systems integrators to address their unique requirements not met through our standard products. These technology-led services are designed to meet the special and individual needs of an HPC user, leveraging over 35 years of Cray’s HPC innovation and know-how, cutting-edge technologies and world-class partner network. The three main practice areas are Special Purpose Devices, Knowledge Management, and Data Management. In addition to these areas of competency we offer ancillary services in application consulting, site engineering, on-site analysts for defined projects and specialized training.

Special Purpose Devices Practice.  In this practice we provide deliverables ranging from specific components to complete integrated systems, focusing on custom-designed hardware, software, packaging, power and cooling solutions to address an HPC customer’s unique challenges in special processing or application performance, environmental limitations or integration with distinct equipment. In addition to our custom technologies we may integrate commodity components or specialized third-party technologies into the complete system. Our services encompass the entire life cycle of a product or system, spanning design, development, program management, application characterization, production, installation, integration and support.

Knowledge Management Practice.  We offer custom solutions built around the Cray XMT supercomputing system to meet the growing demand for large scale data management, analysis and mining on unstructured data, meaning data not easily stored in rows and columns. The Cray XMT system’s multithreaded technology is ideally suited for tasks such as pattern matching, scenario development, behavioral prediction, anomaly identification and graph analysis. We work with our clients to tailor our entire technology portfolio, which extends beyond the Cray XMT supercomputing system to include innovative software and tools, to meet their knowledge discovery and management needs.

Data Management Practice.  With this practice we address the specialized storage needs of the HPC customer. A single scientific application can generate hundreds of gigabytes of data and computing centers typically offer hundreds of terabytes for their end users. Our engagements range from externalizing the Cray supercomputer’s login and/or storage environment out into the data center, which creates a shared storage pool for access by multiple systems concurrently, to customized solutions that address a customer’s unique data management challenge. We tailor each solution to the customer’s requirements, selecting the best combination of functionality, price and performance, from an array of third-party products as well as our own.

Our Markets

Our systems are installed at nearly 100 sites in 20 countries. Our target markets for our products designed for the supercomputer market segment are:

Scientific Research.  Scientific research includes both governmental and academic research laboratories and centers. The Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are target customers for Cray. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration and related agencies around the world.

National Security.  Classified work in government agencies has represented an important customer market for us over many years. Certain governmental departments continue to provide funding support for our research and development efforts to meet their objectives. Current and target customers for our products include a number of Department of Defense-related classified customers, the National Nuclear Security Administration of the Department of Energy and certain foreign counterparts.

Earth Sciences.  Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers doing weather and climate applications, including customers in Korea, Switzerland, Denmark, Finland, India and Spain.

Computer-Aided Engineering.  Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around the vehicle, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have customers in the aerospace, automotive and manufacturing industries around the world.

Our target markets for our Cray CX systems include users in the foregoing target markets who desire powerful HPC computers at affordable prices in office environments, including a broader array of users in the petroleum, life sciences, digital content creation and financial services industries.

Our Custom Engineering practices each target different markets within HPC, but strive to align closely with our traditional HPC supercomputing target markets in order to leverage our brand, positioning and customer base. In 2009, our Custom Engineering efforts were concentrated primarily in the United States, but we are working to increase our penetration into European, Asia Pacific and Japanese markets as our practices mature.

The Special Purpose Device practice targets those users who require a device or system specifically tailored to their unique need, and in an application area in which the additional expense of a custom solution versus an off-the-shelf solution can be justified. Our target market is primarily the national security market but we also target the scientific research market, with potential reach into the broader data center market.

Our Knowledge Management practice is a fit for those HPC users who face the challenges of large scale unstructured data management and mining, as typified by problems in cyber security, fraud detection, power grid analysis, genome sequencing and web mining. Target markets include the scientific research and national security markets as well as the life sciences and energy markets.

The Data Management practice aligns with our traditional target markets for our supercomputer systems, focusing on those customers who wish to shift the Cray environment into the data center, creating a shared storage environment for multiple systems. This desire is common globally and is often found at centers for academic research, multi-disciplinary government or industrial laboratories and climate modeling centers.

Agencies of the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 72% of our 2009 revenue, 81% of our 2008 revenue and 60% of our 2007 revenue. Significant customers with over 10% of our annual revenue, including those funded by the U.S. government, were Oak Ridge National Laboratory and the University of Tennessee in 2009, Oak Ridge National Laboratory in 2008 and the National Energy Research Scientific Computing Center, the U.K. Engineering and Physical Sciences

Research Council and Oak Ridge National Laboratory in 2007. International customers accounted for 24% of our total revenue in 2009, 16% of our total revenue in 2008 and 38% of our total revenue in 2007.

We currently have one operating segment for financial reporting purposes. Segment information and related disclosures about products, services and geographic areas are set forth in Note 15 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Our Technology

Our leadership in supercomputing is dependent upon the successful development and timely introduction of new products. We focus our research and development activities on designing system architecture, hardware and system software necessary to implement our product roadmap. We subsequently leverage these capabilities and designs in our custom engineering engagements.

Architecture

Massively parallel processing architectures typically link up to tens of thousands of commodity processors and their memory systems. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. The performance of these systems depends in large part on the synchronization and communication capabilities of the inter-processor interconnects. The Cray XT family of supercomputer systems is based on this architecture.

Cray has world-class expertise in developing highly scalable, high-performance multiprocessor interconnects. Our interconnects are designed to scale effectively to very large numbers of processors under heavy communication loads, providing lower latency and less performance variability than commodity networks do. Our network roadmap includes support for globally addressable memory, highly efficient synchronization primitives and very high transaction rates.

Cray also has considerable processor design expertise, with a strong understanding of how processors interact with compilers and networks for HPC applications. This allows us to better consult with processor vendors on future product designs, as well as design custom multithreaded processors for our XMT product. Multithreading is designed to provide latency tolerance by supporting a large number of executable threads per processor and quickly switching to another thread when a thread waits for data to be computed or to return from global shared memory. These systems are particularly effective for access to large irregular data sets and graph-based algorithms. The Cray XMT system is based on this technology.

Hardware

We have extensive experience in designing hardware components of HPC systems — integrated circuits, memory controllers, interconnect systems, I/O subsystems and cooling, power, and packaging infrastructures — and integrating them into a single system. Our hardware research and development experience includes:

•	High-speed interconnect systems. We design high speed and high bandwidth interconnect systems using a combination of custom I/O circuits, high-density connectors, carefully chosen transmission media and highly optimized logic.

•	Packaging and cooling. We use very dense packaging in order to produce systems with high processing capabilities and complementary bandwidth. This packaging generates more heat per unit volume than standard packaging. We use specialized cooling techniques to address this issue, including liquid cooling and high volume air cooling.

•	Integrated circuit design. We have experience in designing custom and standard cell integrated circuits, including vector and multithreaded processors. Our processors and other integrated circuits have special features that let them use highly available memory bandwidth efficiently.

Our hardware engineers are located primarily in our Chippewa Falls, Wisconsin, Seattle, Washington and Austin, Texas offices.

System Software

We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system and programming environment software as an integral aspect of our scalable HPC systems and distribute that software as part of system sales. Over time we plan to transition to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes: operating systems, with the anticipation that in the future our supercomputer segment systems will utilize the Linux operating system for all node architectures; provision of scalable hardware control infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics, with the anticipation of providing a common hardware supervisory system infrastructure for all of our systems; and programming environments, including our own and commercially available compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value. We do not market or sell application programs separately.

Our software personnel are located principally in our St. Paul, Minnesota and Seattle, Washington offices.

Sales and Marketing

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems. We sell our high-end products and custom engineered solutions primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. We serve smaller vertical and remote markets through sales representatives and resellers. About half of our sales force is located in the United States and Canada, with the remainder overseas. In addition, we are building a worldwide channel partner network for our Cray CX products. This product has a shorter sales cycle and is attractive to channel partners who are focused on the HPC market and who want to leverage the Cray brand and reputation coupled with the Cray CX1 system’s differentiated capabilities.

A formal request-for-proposal process for HPC systems or technology drives a majority of our high-end systems sales and custom engineering engagements. We utilize pre-sales technical experts to develop technical proposals that meet the customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products or service being proposed. For a majority of our larger sales opportunities, the proposal process, including establishing system size, options, pricing and other commitments, involve members of non-sales management. While we often tailor our supercomputer solutions for each customer, especially so in our custom engineering engagements, there is substantial commonality in the underlying components and systems, allowing us to mitigate potential impacts on manufacturing and procurement operations.

As government agencies and government-funded scientific research institutions comprise a large portion of our customer base, our government programs efforts are an integral part of our overall sales and marketing strategy. Our government programs personnel actively manage our relationship with U.S. government agencies and Congress.

Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader set of prospects. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and marketing campaigns. Business development focuses on providing products and services to specific customer sets, such as earth sciences or computer-aided engineering. Marketing’s business development is augmented by Custom Engineering’s business development, which focuses specifically on development of new custom engineering program business in the national security as well as scientific research markets.

Manufacturing and Procurement

We subcontract the manufacture of a majority of the hardware components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies and provide a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin. We use an original equipment manufacturer to deliver complete Cray CX systems.

Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key processors from AMD for our Cray XT systems and from Taiwan Semiconductor Manufacturing Company for our Cray XMT system. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in qualified competitive components in recent years. See Item 1A. Risk Factors below, including “Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects.”

Competition

The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, NEC, Hewlett-Packard, Hitachi, Fujitsu, Silicon Graphics International, Bull S.A. and Oracle (Sun). Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM builds systems leveraging third-party processors as well as its own processors. These competitors include the previously named companies and Dell Computer as well as smaller firms that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on larger problems lacking complexity. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us in certain procurements.

To the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XT systems, including upgrades and successor products, may be at a competitive disadvantage to systems utilizing such other processors. We expect to help mitigate this risk in the future when we begin to also provide Intel processors across our range of products.

For our products designed for the supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, performance per unit of power, quality, reliability, upgradeability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than many of our competitors, as we concentrate on high-end supercomputing with products designed for the needs of this specific market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the high-end of the supercomputer market segment. Our systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.

Our Cray CX1 system competes in the workgroup server market segment with small blade cluster systems from a number of companies, including Hewlett-Packard, IBM, Dell, Sun Microsystems and smaller firms that assemble systems from commercially available commodity products. Customer satisfaction in this segment is not high as many users are faced with a complex transition to HPC systems and find little guidance and support from HPC vendors. Customers are also often faced with necessary additional investments in machine rooms and cooling. In order to address these problems, the Cray CX1 system is designed to require minimal infrastructure and to be easy to configure, acquire and implement. The Cray CX systems offer or are expected to offer a range of different blades (such as processor, visualization, GPU and storage blades), a choice of Microsoft Windows HPC 2008 or Red Hat Enterprise Linux operating systems, and is differentiated from other competitive offerings through the system’s deskside, open-office design with active noise cancellation and ability to operate on standard office power.

The market for our Special Purpose Device practice in Custom Engineering is competitive. Competition typically occurs at the design stage of a prospective customer’s proposed product or need, where the customer evaluates alternative technologies and design approaches. A design win provides an initial engagement, and while it often leads to a long-term multi-phase engagement of development, manufacturing and support, there is no guarantee of the subsequent phases. The principal competitive factors in our market are product performance, reputation, ability to execute, price and integration and support services. Our competitive strengths include innovative engineering, deep knowledge of relevant technologies, a reputation for quality, and our ability to respond to varied customer requirements. We believe that our future ability to compete effectively will depend, in part, upon our ability to develop new technologies, to maintain performance advantages relative to our competitors, to identify and adopt emerging technologies and industry standards, and to adapt to customer needs. There are a limited number of competitors with which we compete but most of them are much larger and thus have greater resources than we do. We compete primarily with defense contractors, such as General Dynamics, Lockheed Martin and Northrop Grumman and selected systems vendors such as IBM and Hewlett-Packard. Like us, these competitors have long-standing customer relationships and government program insights, but given their size, their reach and breadth of services are much greater.

The competitive landscape in our Knowledge Management practice in Custom Engineering is similar to that of our high-end supercomputer systems, though the majority of competition stems from vendors that offer large shared memory systems, like Silicon Graphics International, or commodity cluster systems with specialized software for data management. Also in the competitive field are business intelligence vendors such as Teradata, Netezza, Oracle (Sun Microsystems) and IBM. The market for knowledge discovery with unstructured data is quite fragmented as no dominant applications have yet emerged and so custom software approaches are generally used. We expect to compete primarily on the basis of product performance, breadth of features, and ease of use, price/performance, scalability, quality and total cost of ownership. We believe our offerings can compete effectively on these factors and that our market approach is more focused than our competition, as we develop technologies specifically for large scale unstructured data management and analysis.

Our Data Management practice in Custom Engineering competes with the same providers as our high-end supercomputer systems do along with defense contractors and various storage system providers. Most of these competitors have substantially greater resources than we do, and all firms offer data management and integration services, often called implementation services. Most of the larger competitors have made concerted efforts and investments in their professional services capabilities, moving from purely implementation services to comprehensive consulting and assessment services to managed services. Customers will generally engage one of the providers that exist in their data center when procuring these services. We believe our offerings have an advantage against our competition when the prospective engagement is within our install base due to our experience, engineering know-how and reputation in high-performance computing.

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

We have licensed certain patents and other intellectual property from Silicon Graphics International, who acquired these patents and intellectual property from GPH in 2009. We obtained our initial license to these patents and intellectual property as a result of our acquisition of the Cray Research operations from Silicon Graphics, Inc. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products. We have also entered into cross-license arrangements with other companies involved in the HPC industry.

See Item 1A. Risk Factors below, including “We may not be able to protect our proprietary information and rights adequately” and “We may infringe or be subject to claims that we infringe the intellectual property rights of others.”

Employees

As of December 31, 2009, we had 872 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.	Risk Factors

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Our operating results may fluctuate significantly and we may not achieve profitability in any given period.  Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue may depend on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter, and could shift associated revenue, gross profit and cash receipts from one quarter into another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we may not be able to sustain profitability over successive quarters even if we are profitable for the year.

We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, and a net loss of $0.6 million in 2009.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	completing development of our “Baker” system, including its new interconnect chipset, known as “Gemini,” and associated system software, targeted for completion in the third quarter of 2010, manufacturing such systems in sufficient quantities and in a timely fashion and achieving acceptances of Baker system deliveries in 2010;

•	completing development of our Cray XT6 system, targeted for completion in the first half of 2010, and achieving acceptances of Cray XT6 system deliveries in 2010;

•	successfully selling and delivering our Cray XT5, Cray XT6, Cray XT5m and Cray XT6m systems and upgrade and successor systems;

•	the successful expansion of our Custom Engineering strategic initiative;

•	our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	our ability to successfully and timely design, integrate and secure competitive processors into and for our systems, including for successors to our Cray XT5 and Cray XT6 systems;

•	the competitiveness of our products;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product gross profit contribution in any given period due to product mix, strategic transactions, product life cycle, currency fluctuations and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles;

•	the building of a reseller network for our Cray CX products and achieving significant sales of Cray CX systems; and

•	the terms and conditions of sale or lease for our products and services.

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

Because of the numerous factors affecting our revenue and results of operations, we may not have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses. Delays in component availability, product development, receipt of orders, product acceptances, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2010 and in future years.

If the Defense Advanced Research Projects Agency (“DARPA”) terminates our DARPA High Productivity Computing Systems (“HPCS”) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease.  The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $110 million of which we have already received. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. We have two additional milestones that could be completed in 2010. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our recent discussions with DARPA on the changes in scope and program schedule, third and fourth quarters of 2009 and full-year results were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

If our strategic initiatives targeting markets outside of the high end of the high performance computer (“HPC”) market are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected.  There may not be significant growth in the high end of the HPC market. Therefore, our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of the high end of the HPC market. We currently have three such new strategic initiatives: Custom Engineering, selling our Cray CX and successor systems and selling our Cray XT5m and successor systems. To grow our revenue from Custom

Engineering, we must continue to win awards for new contracts, timely perform on existing contracts and develop our capability for business development, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. Although we have not introduced a product relying primarily on indirect sales in the past, sales of Cray CX systems will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX systems in the competitive workgroup server market. The Cray XT5m and Cray XT6m systems requires successful sales in the lower end of the supercomputer market segment. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts.

If we are unable to successfully sell and deliver our Cray XT5 and Cray XT6 systems and develop, sell and deliver successor systems, such as our “Baker” system, our operating results will be adversely affected.  We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XT5 and Cray XT6 and successor systems, such as our “Baker” system, and upgrades. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT5 and Cray XT6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT5 and Cray XT6 and successor systems.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•	The level of product differentiation in our Cray XT5 and Cray XT6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•	Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2008 and 2007, and we incurred additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as successors to the Cray XT5 system.

•	Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. In the third quarter of 2009, we wrote off approximately $4.5 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $3.9 million remaining inventory in the future.

Failure to successfully sell our Cray XT5 and Cray XT6 systems and develop and sell successor systems into the high end of the HPC market will adversely affect our operating results. In fact, a significant portion of our 2010 product revenue is expected to be derived from our Cray XT6 and “Baker” systems that are still in development. If we are unable to complete these development efforts when and as anticipated during 2010, our 2010 results will be adversely affected.

The continuing commoditization of HPC hardware and software have resulted in pricing pressure and may adversely affect our operating results.  The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components, particularly in the middle and lower portions of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end HPC or supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements, and this pricing pressure may cause us to reduce our pricing in order to remain competitive which can negatively impact our gross margins and adversely affect our operating results.

Failure to overcome the technical challenges of developing competitive supercomputer systems years before they can be sold would adversely affect our revenue and operating results in subsequent years.  In addition to completing the development of the scalable system software and hardware for upgrades to the Cray XT5 systems, we continue to develop successor systems to the Cray XT5 system, incorporate Intel technologies into our products and complete our DARPA HPCS program. We are also exploring the incorporation of potentially key technological alternatives into our products, such as graphic processing units. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources well ahead of the time when we can be assured they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

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

period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components or otherwise obtain those services or capabilities. In some cases, such as with key integrated circuits and memory parts, we may not be able to redesign such components or find alternate sources that we could use in any realistic timeframe.

•	If a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be impossible to complete.

•	If a supplier cannot provide a competitive key component or eliminates key features from components, such as processors, our systems may be less competitive than systems using components with greater capabilities.

•	If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through additional design testing and verification efforts, respins of integrated circuits and/or development of replacement components, the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements;

•	Some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed.

•	If a key supplier is acquired or has a significant business change, such as the acquisition of our file system software provider by our competitor Sun Microsystems and the subsequent acquisition of Sun by Oracle, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

For example, our DARPA HPCS project was adversely affected by recent changes by Intel in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XT5, Cray XT6 and successor systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, adversely affected our revenue and operating results in prior periods, and could continue to adversely affect results for 2010 and in subsequent periods. The failure by the original equipment manufacturer of our Cray CX1 systems to timely obtain necessary certifications also adversely affected our ability to introduce and ramp up sales of this product in 2009.

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected.  Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2007, 2008 and 2009, approximately 60%, 81%, and 72%, respectively, of our revenue was derived from such sales. Our plans for 2010 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful.  The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we currently use from AMD or design in over time, our Cray XT5, Cray XT5m, Cray XT6, Cray XT6m and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our Cray XT line of supercomputers until 2012 or 2013.

Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease very high performance computer systems. Some of our competitors may offer substantial discounts to potential customers. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.

We may fail in our efforts to keep up with rapid technological changes in the HPC industry.  Our market is characterized by rapidly changing technology, accelerated product obsolescence and continuously evolving industry standards. Our success depends upon our ability to sell our current products, and to develop successor systems and enhancements in a timely manner to meet evolving customer requirements, which may be influenced by competitive offerings. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete. The development process is lengthy and costly and requires us to commit a significant amount of resources well in advance of sales. A breakthrough in technology could make lower bandwidth cluster systems even more attractive to our existing and potential customers. Such a breakthrough would impair our ability to sell our products and would reduce our revenue and operating results.

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations.  In 2008 and 2009, 81% and 72%, respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in Custom Engineering is also primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. In addition, other government regulations affect our business operations.

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

The U.S. government may modify, curtail or terminate its contracts with us.  The U.S. government may modify, curtail or terminate its contracts and subcontracts with us, without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our U.S. government contract costs are subject to audits by U.S. government agencies.  U.S. government representatives may audit the costs we incur on our U.S. government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects.  The U.S. government regulates the export of HPC systems such as our products. Occasionally we have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to foreign customers, eliminating an important source of potential revenue. Our ability to have certain components manufactured in foreign countries for a lower cost has also been adversely affected by export restrictions covering information necessary to allow such foreign manufacturers to manufacture components for us.

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

Our stock price is volatile.  The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, general economic conditions and conditions in our industry.

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

A significant number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing.

As of December 31, 2009, we had outstanding:

•	35,181,407 shares of common stock; and

•	3,116,522 shares of common stock issuable upon exercise of options, of which options to purchase 1,241,969 shares of common stock were then exercisable.

Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of December 31, 2009, an aggregate of 1,431,885 restricted shares and restricted stock units held by our Board of Directors, executive officers and other employees that may be forfeited and are restricted against transfer until vested.

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

Provisions of our Restated Articles of Incorporation and Bylaws could make a proposed acquisition of Cray that is not approved by our Board of Directors more difficult.  Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Bylaws provide for:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of March 10, 2010, were as follows:

		Approximate
Location of Property	Uses of Facility	Square Footage

Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	56,000

We own 179,200 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

We also lease a total of 7,200 square feet of office space, primarily for hardware development, in Austin, Texas. We also lease a total of approximately 6,700 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 13,700 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2010.

Item 3.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On March 10, 2010, we had 35,413,632 shares of common stock outstanding that were held by 455 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low

Year Ended December 31, 2009:
First Quarter	$3.55	$1.83
Second Quarter	$8.10	$3.34
Third Quarter	$9.49	$6.55
Fourth Quarter	$8.55	$5.65
Year Ended December 31, 2008:
First Quarter	$6.05	$4.46
Second Quarter	$6.99	$4.56
Third Quarter	$6.50	$4.30
Fourth Quarter	$5.49	$1.15

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

			Number of Shares of
	Number of Shares of		Common Stock Available
	Common Stock to be	Weighted-Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding shares
Plan Category	Warrants and Rights	Warrants and Rights	reflected in 1st column)

Equity compensation plans approved by shareholders(1)	2,367,012	$6.49	4,152,181
Equity compensation plans not approved by shareholders(2)	749,510	$6.23	3,933
Total	3,116,522	$6.43	4,156,114

(1)	The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans and our 2001 employee stock purchase plan; the 1995 and 1999 stock option plans have terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Under the 2004, 2006 and 2009 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2009, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of

4,152,181 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 2,583,424 shares were available for such awards.

Under the 2001 employee stock purchase plan, all employees are eligible to participate and purchase shares of our common stock at a purchase price equal to 95% of the fair market value of our common stock on the fourth business day after the end of each offering period. The 2001 employee stock purchase plan covers a total of 1,000,000 shares; at December 31, 2009, we had issued a total of 811,630 shares under the 2001 plan and had a total of 188,370 shares available for future issuance. The first two columns do not include the shares to be issued under the 2001 employee stock purchase plan for the offering period that began on December 16, 2009 and will end on March 15, 2010, as neither the number of shares to be issued in that offering period nor the offering price is now determinable.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. At December 31, 2009, under the 2000 non-executive employee stock plan we had options for 719,170 shares outstanding and options for 3,933 shares available for future grant.

On April 1, 2004, in connection with the acquisition of OctigaBay Systems Corporation, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 30,340 options outstanding as of December 31, 2009.

From time to time we have issued warrants as compensation to consultants and others for services without shareholder approval. As of December 31, 2009, we had no such warrants outstanding.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2009 not previously reported.

Issuer Repurchases

We did not repurchase any of our common stock in the fourth quarter of 2009.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2004, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2009

	12/31/04	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09
Cray Inc.	100.0	28.5	63.7	32.1	11.2	34.4
Nasdaq Stock Market (U.S.)	100.0	102.1	112.2	121.7	58.6	84.3
Nasdaq Computer Manufacturer Stocks	100.0	102.3	104.5	152.9	64.2	141.0

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Year Ended December 31,
		2008	2007	2006	2005
	2009	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(In thousands, except for per share data)
Operating Data:
Product revenue	$199,114	$218,970	$133,455	$162,795	$152,098
Service revenue	84,933	63,883	52,698	58,222	48,953

Total revenue	284,047	282,853	186,153	221,017	201,051

Cost of product revenue	130,444	133,715	89,475	124,728	139,518
Cost of service revenue	47,719	38,062	31,247	32,466	29,032

Total cost of revenue	178,163	171,777	120,722	157,194	168,550

Gross profit	105,884	111,076	65,431	63,823	32,501

Research and development, net	62,947	51,775	37,883	29,042	41,711
Sales and marketing	26,601	24,988	22,137	21,977	25,808
General and administrative	16,579	16,742	14,956	18,785	16,145
Restructuring, severance and impairment	—	54,450	(48)	1,251	9,750

Operating expenses	106,127	147,955	74,928	71,055	93,414

Loss from operations	(243)	(36,879)	(9,497)	(7,232)	(60,913)
Other income (expense), net	(430)	588	1,112	(2,141)	(1,421)
Interest expense, net	(805)	(4,068)	(1,076)	(6,402)	(7,232)

Loss before income taxes	(1,478)	(40,359)	(9,461)	(15,775)	(69,566)
(Provision) benefit for income taxes	874	(387)	(1,174)	(602)	1,488

Net loss	$(604)	$(40,746)	$(10,635)	$(16,377)	$(68,078)

Net loss per common share:
Basic	$(0.02)	$(1.25)	$(0.33)	$(0.72)	$(3.08)

Diluted	$(0.02)	$(1.25)	$(0.33)	$(0.72)	$(3.08)

Weighted average outstanding shares:
Basic	33,559	32,573	31,892	22,849	22,125

Diluted	33,559	32,573	31,892	22,849	22,125

Cash Flow Data:
Cash provided by (used in):
Operating activities	$66,684	$(45,507)	$38,650	$12,608	$(36,705)
Investing activities	(7,682)	46,207	(35,426)	(27,372)	41,731
Financing activities	(27,209)	(47,196)	1,695	83,909	(137)
Depreciation and amortization	8,454	10,232	13,359	16,181	19,578
Purchases of property and equipment	7,581	4,430	2,768	2,611	3,982
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$113,178	$80,414	$179,121	$140,328	$46,026
Working capital	98,759	114,179	150,839	136,324	52,204
Total assets	223,660	313,861	355,648	337,020	272,240
Obligations under capital leases	—	—	—	31	154
Convertible notes, net of discount, current	—	25,681	—	—	—
Convertible notes, net of discount, non-current	—	—	68,330	63,186	58,597
Shareholders’ equity	124,163	120,205	159,618	157,706	86,585

Effective January 1, 2009, the Company retrospectively applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”), Debt with Conversion and Other Options to account for its outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”). As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 12 — Convertible Notes and Line of Credit in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report for additional information on the application of this accounting guidance. The above information has been adjusted for the impact of applying this guidance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” as described in the section “Forward-Looking Statements” preceding Part I of this annual report on Form 10-K, and is subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Adjustment of Consolidated Financial Statements

Effective January 1, 2009, we retrospectively applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”), “Debt with Conversion and Other Options” to account for our outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”). As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 12 — Convertible Notes and Line of Credit in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report for additional information on the application of this accounting guidance.

Overview and Executive Summary

We design, develop, manufacture, market and service high-performance computing (“HPC”) systems, commonly known as supercomputers, and provide engineering services related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, economic, engineering and national security computing problems.

We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the processing, interconnect, packaging and system software capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our higher-end systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our current plans are based on gaining market share in the high-end supercomputer market segment, extending our technology leadership, maintaining our focus on execution and profitability and expanding our addressable market through broadening of our engineering services offerings, specifically our Custom Engineering practices, and selling our new Cray CX and Cray XTm systems.

Summary of 2009 Results

Revenue increased by $1.2 million in 2009 compared to 2008, with a $19.9 million decrease in product revenue fully offset by a $21.1 million increase in service revenue. The decrease in product revenue was principally due to lower Cray XT5 system sales as 2008 product revenue benefited from approximately $100 million from a single transaction at Oak Ridge National Laboratory. The increase in service revenue was primarily due to increased engineering services revenue, primarily from our Custom Engineering initiative.

Loss from operations decreased in 2009 to a loss of $0.2 million compared to a loss from operations of $36.9 million in 2008. Total gross profit decreased $5.2 million in 2009 from 2008 due to lower product revenue and gross profit margin and a $4.4 million increase in excess and obsolescence inventory expense offset in part by increased gross profit from service revenue. Core operating expenses (operating expenses less restructuring, severance and impairment charges) increased $12.6 million due primarily to higher net research and development expenses due to lower reimbursements, principally from our DARPA Phase III program. Our 2008 loss from operations included a goodwill impairment charge of $54.5 million.

Net cash provided by operations during 2009 was $66.7 million principally due to lower accounts receivable and inventory balances. Net cash used in operations during 2008 was $45.5 million.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and interconnect systems,

•	The growing commoditization of software, including plentiful building blocks and more capable open source software,

•	Supercomputing with many-core commodity processors causing increasing scalability requirements,

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations,

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance has decreased, and

•	Data needs growing faster than computational needs.

Several of these trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components, particularly in the middle and lower portions of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements where “time to solution” is of significant importance.

In the markets for the largest systems, those costing significantly in excess of $1 million, the use of commodity processors and networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to quad-core and many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray CX family and Cray XT5m and Cray XT6m systems.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.  Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our Intel initiative and our “Baker” system, are efforts to increase product revenue. We also plan to increase our engineering services offerings, specifically our Custom Engineering initiative, and market new products, such as the Cray CX and Cray XT5m and successor systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin.  Our total gross profit margin and our product gross profit margin for 2009 were 37% and 34%, respectively, which reflect decreases from the 2008 levels which were each 39%, due primarily to a $4.5 million charge in the third quarter of 2009 for estimated excess inventory from a last-time buy in 2008. We focus on maintaining and improving our product gross profit margin over the long term, which we believe is best achieved through product differentiation.

Operating expenses.  Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Core operating expenses, which excludes restructuring, severance and impairment charges, for 2009 were approximately $12.6 million more than 2008 due primarily to increased net research and development expense due to lower recognized reimbursement amounts resulting from delays in completing a DARPA co-funded development contract amendment and passing associated milestones.

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

Critical Accounting Policies and Estimates

This discussion as well as disclosures included elsewhere in this annual report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, income taxes, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

Products.  We recognize revenue from sales of our products, other than the Cray CX system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX products are generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

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

Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the third quarter of 2009, we recorded a charge of $4.5 million related to inventory in excess of estimated future demand. The largest portion of this write-down related to a Cray custom-made component used on the Cray XT products known as the Cray SeaStar interconnect purchased in 2008 under a last-time buy procurement.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our recent results of operations and expected future profitability. We consider our actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

As of December 31, 2009, we had approximately $136.5 million of net deferred tax assets, before our $133.8 million valuation allowance, resulting in a net deferred tax asset of $2.7 million. Our net deferred tax assets relate to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. During the third quarter of 2009, we reversed $1.1 million of the valuation allowance on certain deferred income tax assets in Japan as we concluded it was more likely than not these deferred income tax assets would be realized.

Research and Development Expenses

Research and development costs include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. The amendment calls for us to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of December 31, 2009, the outstanding balance of the refund was $5.1 million, which we expect to receive in the first half of 2010. We have estimated that the fair value of the rebate right is $6.2 million which has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.

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

We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed (as in our third and fourth quarters of 2009) or the U.S. government has not funded an agreement.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 is not expected to have a significant impact on our financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2010. The adoption of ASU 2009-14 is not expected to have a significant impact on our financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

Results of Operations

Revenue and Gross Profit

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2009	2008	2007

Product revenue	$199,114	$218,970	$133,455
Less: Cost of product revenue	130,444	133,715	89,475

Product gross profit	$68,670	$85,255	$43,980

Product gross profit percentage	34%	39%	33%
Service revenue	$84,933	$63,883	$52,698
Less: Cost of service revenue	47,719	38,062	31,247

Service gross profit	$37,214	$25,821	$21,451

Service gross profit percentage	44%	40%	41%
Total revenue	$284,047	$282,853	$186,153
Less: Total cost of revenue	178,163	171,777	120,722

Total gross profit	$105,884	$111,076	$65,431

Total gross profit percentage	37%	39%	35%

Product Revenue

Product revenue in 2009 decreased $19.9 million, or 9%, over 2008 primarily due to lower sales of our Cray XT5 systems. In 2008, revenue included approximately $100 million from a single transaction with Oak Ridge National Laboratory as well as revenue from Cray XT5h systems, partially offset by an increase in product revenue from our Custom Engineering strategic initiative. 2008 product revenue also included project revenue of $7.2 million related to the final deliverables under the Red Storm development contract.

Product revenue in 2008 increased $85.5 million, or 64%, over 2007 due primarily to increased sales of our Cray XT5 system, which included approximately $100 million from the petaflops system at Oak Ridge National Laboratory, and Cray XT5h systems, offset in part by lower sales of Cray XT4 and Cray XT3 systems. Project revenue for 2008 was $7.2 million compared to $1.4 million in 2007 as we completed the final deliverables under the Red Storm development contract.

Service Revenue

Service revenue for 2009 increased $21.1 million, or 33%, from 2008, primarily due to a $5.3 million increase in maintenance service and a $15.8 million increase in engineering services, primarily from our Custom Engineering initiative.

Service revenue for 2008 increased $11.2 million, or 21%, from 2007, primarily due to a $10.3 million increase in engineering services, which included a $2.0 million nonrecurring project completed in the first quarter of 2008.

Cost of Product Revenue and Product Gross Profit

Product gross profit percentage declined 5 percentage points in 2009 compared to 2008 due principally to $4.4 million of higher charges for excess and obsolete inventory, primarily resulting from a $4.5 million charge in the third quarter of 2009 for estimated excess inventory of a Cray custom-made component known as the Cray SeaStar interconnect. Cost of product revenue decreased $3.3 million due to lower product revenue partially offset by the higher excess and obsolete charges.

Product gross profit percentage improved 6 percentage points in 2008 compared to 2007. This improvement in product gross profit percentage was due to improved product mix offsetting a $300,000 higher charge for excess and obsolete inventory. Cost of product revenue increased $44.2 million in 2008 compared to 2007 due to higher product revenues.

The Red Storm and DARPA Phase II project costs totaled $5.0 million and $2.0 million in 2008 and 2007, respectively, and are reflected on our consolidated financial statements as cost of product revenue and the related reimbursements are recorded in our consolidated financial statements as product revenue. Excluding these development projects, product gross profit percentage in 2008 and 2007 would have been 39% and 34%, respectively.

Cost of Service Revenue and Service Gross Profit

Service gross profit percentage increased 4 percentage points in 2009 as compared to 2008 as the $21.1 million increase in service revenue more than offset the increase in cost of service revenue of $9.7 million. Cost of service revenue increased in 2009 primarily due to increased engineering services expenses of $8.6 million, primarily driven by our Custom Engineering initiative.

Service gross profit percentage declined one percentage point in 2008 as compared to 2007 as the $11.2 million increase in service revenue was offset by an increase in cost of service revenue of $6.8 million due primarily to increased headcount and related expenses of $3.7 million primarily driven by the initial ramp-up of our Custom Engineering services and increased variable pay expense of $1.6 million.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	December 31,
	2009	2008	2007

Gross research and development expenses	$91,874	$95,757	$90,090
Less: Amounts included in cost of revenue	(1,789)	(378)	(793)
Less: Reimbursed research and development (excludes amounts in revenue)	(27,138)	(43,604)	(51,414)

Net research and development expenses	$62,947	$51,775	$37,883

Percentage of total revenue	22%	18%	20%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

In 2009, gross research and development expenses decreased $3.9 million from 2008 levels primarily due to decreased variable pay expense of $2.7 million and lower third-party services of $0.7 million. Reimbursed research and development decreased $16.5 million in 2009 compared to 2008 due to lower amounts recognized related to our DARPA Phase III project, principally the result in delays in our DARPA co-funded development contract amendment and related contract milestones. During 2009, we entered into discussions with DARPA to amend the Phase III agreement. In February 2010, the Company and DARPA amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. The remaining amount of the milestones under the contract has been reduced by $60 million to $92.5 million. As of December 31, 2009, we had received $97.5 million of reimbursement under the DARPA Phase III agreement. During March 2010, we received a reimbursement of $12.5 million for a milestone we passed in the first quarter of 2010. Pursuant to the recently-amended contract, we are required to spend $285 million on our DARPA Phase III project in order to receive the full $190 million of co-funding.

In 2008, gross research and development expenses increased $5.7 million from 2007 levels due to increased spending on the DARPA Phase III project, which was partially offset by decreased spending on our Cray XT5h system (formerly known as our BlackWidow project). Increases in variable pay expense of $5.3 million were a significant driver of the overall 2008 increase. Reimbursed research and development decreased in 2008 compared to 2007 as lower amounts recognized related to the Cray XT5h system were partially offset by increased DARPA Phase III recognized reimbursements.

Other Operating Expenses

Our sales and marketing, general and administrative and restructuring, severance and impairment charges for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2009	2008	2007

Sales and marketing	$26,601	$24,988	$22,137
Percentage of total revenue	9%	9%	12%
General and administrative	$16,579	$16,742	$14,956
Percentage of total revenue	6%	6%	8%
Restructuring, severance and impairment	$—	$54,450	$(48)
Percentage of total revenue	—	19%	<1%

Sales and Marketing.  The $1.6 million increase in sales and marketing expenses in 2009 compared to 2008 was due principally to increased headcount and associated employee-related costs in Europe and in our new initiatives.

The $2.9 million increase in sales and marketing expenses in 2008 compared to 2007 was due principally to $1.4 million higher commission and variable pay expense and $0.9 million on increased headcount and associated employee related costs.

General and Administrative.  The $0.2 million decrease in general and administrative expenses in 2009 over 2008 was primarily due to lower variable pay expenses of $1.3 million offset somewhat by higher stock-based compensation expense of $0.9 million.

The $1.8 million increase in general and administrative expenses in 2008 over 2007 was primarily due to higher variable pay expenses.

Restructuring, Severance and Impairment.  During 2008, restructuring, severance and impairment expense resulted entirely from an impairment charge to our entire goodwill balance as of November 30, 2008.

Other Income (Expense), Net

For the year ended December 31, 2009, we recognized $0.4 million of net other expense due principally to foreign exchange gains offset by a $0.9 million loss on the repurchase of $27.6 million principal amount of our Notes. Effective January 1, 2009, we retrospectively adjusted our prior year’s gain on repurchase of our Notes upon adoption of new guidance in ASC 470-20. See Note 12 — Convertible Notes and Line of Credit in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report for a further discussion of the accounting change. As a result of adopting the new guidance, we retrospectively adjusted the previously reported gain of $4.0 million on the 2008 repurchase of $52.3 million principal amount of Notes to a loss of $0.5 million. As a result of this adjustment, we recorded $0.6 million of net other income for the year ended December 31, 2008. For the year ended December 31, 2007, we recognized net other income of $1.1 million due principally to foreign exchange transaction gains, including approximately $369,000 related to a foreign exchange gain on a forward foreign exchange contract prior to its designation as a cash flow hedge.

Interest Income (Expense), Net

Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Interest income	$477	$3,551	$7,046
Interest expense	(1,282)	(7,619)	(8,122)

Net interest expense	$(805)	$(4,068)	$(1,076)

Interest income in 2009 decreased as compared to 2008 due to lower average invested balances and lower short-term interest rates. Interest income in 2008 decreased as compared to 2007 due to lower average invested balances and lower short-term interest rates.

A summary of interest expense for the years ended December 31 follows (in thousands):

	Year Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Stated interest on Notes and other debt	$399	$2,089	$2,413
Amortization of debt discount on Notes	834	4,981	5,144
Amortization of loan fees on Notes and line of credit	11	455	460
Other interest expense	38	94	105

Total interest expense	$1,282	$7,619	$8,122

Stated interest expense decreased in 2009 from 2008 due to the repurchase of face amount $52.3 million of our Notes in the fourth quarter of 2008 and the repurchase of face amount $27.6 million of our Notes in the second quarter of 2009. Amortization of debt discount on Notes and amortization of loan fees on Notes and line of credit decreased in 2009 from 2008 due to the repurchases of Notes described above. Stated interest expense decreased in 2008 from 2007 due to the repurchase of face amount $52.3 million of our Notes in the fourth quarter of 2008. Amortization of debt discount on Notes decreased in 2009 from 2008 due to the repurchases of Notes described above.

Taxes

We recorded an income tax benefit of $0.9 million in 2009 and income tax expense of $0.4 million and $1.2 million in 2008 and 2007, respectively. The income tax benefit recorded in 2009 relates primarily to the reversal of $1.1 million of the valuation allowance on certain Japanese deferred income tax assets and a $0.7 million benefit recorded as a result of tax legislation that enables a corporation to recover certain previously generated U.S. income tax credits, offset somewhat by income taxes due in the U.S. and various foreign jurisdictions.

In 2008, current U.S. federal income alternative minimum tax was offset by amounts receivable as a result of tax legislation that enables a corporation to recover certain previously generated U.S. income tax credits. In 2007, income tax expense related to taxes due in foreign jurisdictions. There was no current provision for U.S. federal income taxes in 2007.

As of December 31, 2009, we had federal income tax net operating loss carryforwards of approximately $258.2 million that will expire between 2018 through 2027, if not utilized.

Liquidity and Capital Resources

Cash, cash equivalents, restricted cash, short-term investments and accounts receivable totaled $151.4 million as of December 31, 2009 compared to $176.1 million as of December 31, 2008; cash, cash equivalents and restricted cash increased by $35.1 million; short-term investments decreased by $2.4 million and accounts receivable decreased by $57.5 million in 2009. As of December 31, 2009, we had working capital of $98.8 million compared to $114.2 million as of December 31, 2008.

Net cash provided by operating activities was $66.7 million in 2009. Net cash used in operating activities was $45.5 million in 2008. Net cash provided by operating activities was $38.7 million in 2007. For the year ended December 31, 2009, cash provided by operating activities was principally the result of significant decreases in accounts receivable and inventory. For the year ended December 31, 2008, cash used in operating activities was principally the result of significant increases in accounts receivable and inventory. For the year ended December 31, 2007, cash provided by operating activities was principally the result of non-cash depreciation and amortization of $13.4 million and cash provided by changes in operating assets and liabilities of $26.2 million being greater than our net loss for the year.

Net cash used in investing activities was $7.7 million in 2009 and net cash provided by investing activities was $46.2 million in 2008. Net cash used in investing activities was $35.4 million in 2007. For the year ended December 31, 2009, net cash used in investing activities was principally the result of purchases of property and equipment. For the year ended December 31, 2008, net cash provided by investing activities was principally the result of sales or maturities of our short-term investments of $45.0 million and a decrease in restricted cash of $7.3 million due to our August 2008 amendment of our line of credit agreement with Wells Fargo Bank, N.A. For the year ended December 31, 2007, net cash used in investing activities was principally a result of short-term investment purchases in excess of sales of $47.7 million, partially offset by a decrease in restricted cash of $15.0 million due to the December 2007 amendment of our line of credit agreement with Wells Fargo Bank, N.A.

Net cash used in financing activities was $27.2 million in 2009. Net cash used in financing activities was $47.2 million in 2008. Net cash provided by financing activities was $1.7 million in 2007. For the year ended December 31, 2009, net cash used in financing activities was due primarily to $27.3 million of cash paid to repurchase our Notes. As of December 31, 2009, there was no outstanding balance on our Notes. For the year ended December 31, 2008, net cash used in financing activities was due primarily to $47.7 million of cash paid to repurchase certain of our Notes. For the year ended December 31, 2007, cash provided by financing activities included $1.7 million of proceeds from stock option exercises and employee stock purchase plan.

Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, particularly those associated with our planned “Baker” system deliveries, outside engineering expenses, particularly as we continue development of our Cray XT6 and successor systems and internally fund a portion of the expenses pursuant to the DARPA HPCS award and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2009 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Development agreements	$15,229	$12,640	$2,464	$125	$—
Operating leases	29,960	3,851	6,678	6,519	12,912
Unrecognized income tax benefits	488	265	223	—	—

Total contractual cash obligations	$45,677	$16,756	$9,365	$6,644	$12,912

In July 2009, we amended our line of credit agreement to increase the maximum line of credit to $3.5 million and extend the maturity date to June 1, 2010. As of December 31, 2009, we were eligible to use the $3.5 million.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the twelve months ended December 31, 2009, we incurred $17.8 million for such arrangements.

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

The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products and to engage in Custom Engineering projects, with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in reestablishing profitable operations and positive operating cash flows on a sustained basis. See Item 1A. Risk Factors above.

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

The table below presents fair values and related weighted average interest rate by investment class at December 31, 2009 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A-1+.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate

Treasury bills	$2,999	2010	0.4%

Foreign Currency Risk:  We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2009, we had entered into forward exchange contracts that hedge approximately $18.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2009, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.7 million.

Item 8.	Financial Statements and Supplementary Data

*	The Financial Statements are located following page 52

The selected quarterly financial data required by this item is set forth in Note 19 of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion on those consolidated financial statements.

/S/  PETERSON SULLIVAN LLP

Seattle, Washington
March 15, 2010

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in the sections captioned “Our Common Stock Ownership,” “The Board of Directors,” “Executive Officers” and “Proposal 1: To Elect Eight Directors for One-Year Terms” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 9, 2010, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is contained in the section captioned “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 9, 2010, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is contained in part in the section captioned “Our Common Stock Ownership” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 9, 2010, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in the sections captioned “The Board of Directors — Independence” and “Transactions With Related Persons” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 9, 2010, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned “Proposal 2: To Ratify the Appointment of Peterson Sullivan LLP as Our Independent Auditors” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 9, 2010, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Balance Sheets at December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2009, 2008, and 2007 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 15, 2010.

CRAY INC.

By	/s/ Peter J. Ungaro
Peter J. Ungaro
Chief Executive Officer and President

Each of the undersigned hereby constitutes and appoints Peter J. Ungaro, Brian C. Henry and Michael C. Piraino and each of them, the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution, for the undersigned and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and any other instruments or documents that said attorneys-in-fact and agents may deem necessary or advisable, to enable Cray Inc. to comply with the Securities Exchange Act of 1934 and any requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 15, 2010.

Signature	Title

By /s/ Peter J. Ungaro Peter J. Ungaro	Chief Executive Officer, President and Director

By /s/ Brian C. Henry Brian C. Henry	Principal Financial Officer

By /s/ Kenneth D. Roselli Kenneth D. Roselli	Principal Accounting Officer

By /s/ William C. Blake William C. Blake	Director

By /s/ John B. Jones, Jr. John B. Jones, Jr.	Director

By /s/ Stephen C. Kiely Stephen C. Kiely	Director

By /s/ Frank L. Lederman Frank L. Lederman	Director

By /s/ Sally G. Narodick Sally G. Narodick	Director

Signature	Title

By /s/ Daniel C. Regis Daniel C. Regis	Director

By /s/ Stephen C. Richards Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation(1)
3.2		Amended and Restated Bylaws(7)
4.1		Form of Common Stock Purchase Warrants due June 21, 2009(13)
4.2		Indenture dated as of December 6, 2004, by and between the Company and The Bank of New York Trust Company, N.A. as Trustee (and Form of 3.0% Convertible Senior Subordinated Note included as Exhibit A to the Indenture)(11)
10	.0*	1999 Stock Option Plan(29)
10	.1*	2000 Non-Executive Employee Stock Option Plan(5)
10	.2*	2001 Employee Stock Purchase Plan(10)
10	.3*	2003 Stock Option Plan(2)
10	.4*	2004 Long-Term Equity Compensation Plan(12)
10	.5*	2005 Executive Bonus Plan(16)
10	.6*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan(17)
10	.7*	2006 Long-Term Equity Compensation Plan(28)
10	.8*	2009 Long-Term Equity Compensation Plan(35)
10	.9*	Form of Officer Non-Qualified Stock Option Agreement(18)
10	.19*	Form of Officer Incentive Stock Option Agreement(18)
10	.11*	Form of Director Stock Option Agreement(18)
10	.12*	Form of Director Stock Option Agreement, immediate vesting(18)
10	.13*	Form of Employee Restricted Stock Agreement, current form(32)
10	.14*	Form of Director Restricted Stock Agreement(1)
10	.15*	2007 Cash Incentive Plan(7)
10	.16*	Senior Officer Cash Incentive Plan for annual cash incentive awards(8)
10	.17*	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005(15)
10	.18*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005(21)
10	.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005(22)
10	.20*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees, as in effect prior to December 19, 2008(9)
10	.21*	Form of Management Retention Agreement, dated as of December 19, 2008, including Annex A-1 and Annex A-2 applicable to Peter J. Ungaro and Brian C. Henry, respectively(26)
10	.22*	Executive Severance Policy, as in effect prior to December 19, 2008(20)
10	.23*	Executive Severance Policy, as in effect on December 19, 2008(26)
10	.24*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005(24)
10	.25*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005(24)
10	.26*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005(24)
10	.27*	Summary sheet setting forth amended compensation arrangements for non-employee Directors(25)
10.28		Lease Agreement, dated as of August 11, 2008, between 900 Fourth Avenue Property LLC and the Company(19)
10.29		FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000(6)
10.30		Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.31		Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000(6)

Exhibit
Number	Description

10.32	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.33	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008(30)
10.34	Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of August 10, 2000(6)
10.35	First Amendment to the Mendota Heights Office Lease Agreement between the Teachers’ Retirement System of the State of Illinois and the Company, dated as of January 17, 2003(3)
10.36	Lease, dated as of July 2, 2009, between NEA Galtier, LLC and the Company(34)
10.37	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)
10.38	Amendment No. 2 to the Technology Agreement, dated as of March 30, 2007, between Silicon Graphics, Inc. and the Company(31)
10.39	Amendment No. 3 to the Technology Agreement, dated as of March, 28, 2008, between Silicon Graphics, Inc. and the Company(14)
10.40	Credit Agreement, dated December 29, 2006, between Wells Fargo Bank, National Association and the Company(27)
10.41	First Amendment to Credit Agreement, dated January 31, 2007, between Wells Fargo Bank, National Association and the Company(32)
10.42	Second Amendment to Credit Agreement, effective as of December 31, 2007, between Wells Fargo Bank, National Association and the Company(23)
10.43	Third Amendment to Credit Agreement, dated August 22, 2008, between Wells Fargo Bank, National Association and the Company(18)
10.44	Fourth Amendment to Credit Agreement, dated April 20, 2009, between Wells Fargo Bank, National Association and the Company
10.45	Fifth Amendment to Credit Agreement, dated June 1, 2009, between Wells Fargo Bank, National Association and the Company(33)
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney for directors and officers (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 8, 2006.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2008.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-70238), filed on September 26, 2001.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 7, 2004.

(12)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), as filed with the Commission on March 30, 2001.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 8, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), as filed with the Commission on April 6, 2004.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 29, 2008.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 10, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2008.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007.

(28)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006.

(29)	Incorporated by reference to the Company’s Registration Statement on Form S-8, (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2007.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2006 on March 9, 2007.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 13, 2009.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 16, 2009.

(35)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting, as filed with the Commission on March 31, 2009.

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		December 31,
	December 31,	2008
	2009	(As Adjusted)

ASSETS
Current assets:
Cash and cash equivalents	$105,018	$72,373
Restricted cash	5,161	2,691
Short-term investments, available for sale	2,999	5,350
Accounts and other receivables, net	38,207	95,667
Inventory	29,011	80,437
Prepaid expenses and other current assets	5,514	29,993

Total current assets	185,910	286,511
Property and equipment, net	19,809	18,396
Service inventory, net	1,719	1,917
Deferred tax asset	2,661	1,200
Other non-current assets	13,561	5,837

TOTAL ASSETS	$223,660	$313,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,783	$16,730
Accrued payroll and related expenses	16,219	23,672
Other accrued liabilities	9,735	24,670
Advance research and development payments	—	13,887
Convertible notes, net of discount	—	25,681
Deferred revenue	42,414	67,692

Total current liabilities	87,151	172,332
Long-term deferred revenue	9,627	18,154
Other non-current liabilities	2,719	3,170

TOTAL LIABILITIES	99,497	193,656
Commitments and Contingencies (Note 10)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,181,407 and 33,506,573 shares, respectively	551,220	543,442
Accumulated other comprehensive income	6,148	9,364
Accumulated deficit	(433,205)	(432,601)

TOTAL SHAREHOLDERS’ EQUITY	124,163	120,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,660	$313,861

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Revenue:
Product	$199,114	$218,970	$133,455
Service	84,933	63,883	52,698

Total revenue	284,047	282,853	186,153

Cost of revenue:
Cost of product revenue	130,444	133,715	89,475
Cost of service revenue	47,719	38,062	31,247

Total cost of revenue	178,163	171,777	120,722

Gross profit	105,884	111,076	65,431
Operating expenses:
Research and development, net	62,947	51,775	37,883
Sales and marketing	26,601	24,988	22,137
General and administrative	16,579	16,742	14,956
Restructuring, severance and impairment	—	54,450	(48)

Total operating expenses	106,127	147,955	74,928

Loss from operations	(243)	(36,879)	(9,497)
Other income (expense), net	(430)	588	1,112
Interest expense, net	(805)	(4,068)	(1,076)

Loss before income taxes	(1,478)	(40,359)	(9,461)
Income tax benefit (expense)	874	(387)	(1,174)

Net loss	$(604)	$(40,746)	$(10,635)

Basic and diluted net loss per common share	$(0.02)	$(1.25)	$(0.33)

Basic and diluted weighted average shares outstanding	33,559	32,573	31,892

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	and Additional		Accumulated
	Paid In Capital		Other
	Number		Comprehensive	Accumulated		Comprehensive
	of Shares	Amount	Income	Deficit	Total	Loss

BALANCE, December 31, 2006 (as reported)	32,237	$507,356	$6,855	$(372,837)	$141,374
Cumulative impact of adoption of new accounting guidance (Note 12)	—	24,715	—	(8,383)	16,332

BALANCE, December 31, 2006 ( as adjusted)	32,237	$532,071	$6,855	$(381,220)	$157,706
Issuance of shares under Employee Stock Purchase Plan	60	453	—	—	453	—
Exercise of stock options	163	1,273	—	—	1,273	—
Issuance of shares under Company 401(k) Plan match	95	925	—	—	925	—
Restricted shares issued for compensation, net of forfeitures	58	—	—	—	—	—
Exercise of stock warrant	25	—	—	—	—	—
Share-based compensation	—	3,189	—	—	3,189	—
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	54	—	54	54
Currency translation adjustment	—	—	7,952	—	7,952	7,952
Unrealized loss on cash flow hedges, net of reclassification adjustment	—	—	(1,299)	—	(1,299)	(1,299)
Net loss	—	—	—	(10,635)	(10,635)	(10,635)

BALANCE, December 31, 2007 ( as adjusted)	32,638	537,911	13,562	(391,855)	159,618	$(3,928)

Issuance of shares under Employee Stock Purchase Plan	116	453	—	—	453	—
Exercise of stock options	9	51	—	—	51	—
Issuance of shares under Company 401(k) Plan match	311	1,653	—	—	1,653	—
Restricted shares issued for compensation, net of forfeitures	433	—	—	—	—	—
Share-based compensation	—	3,374	—	—	3,374	—
Other comprehensive income:
Unrealized loss on available-for-sale securities	—	—	(55)	—	(55)	(55)
Currency translation adjustment	—	—	(10,716)	—	(10,716)	(10,716)
Unrealized gain on cash flow hedges, net of reclassification adjustments	—	—	6,573	—	6,573	6,573
Net loss	—	—	—	(40,746)	(40,746)	(40,746)

BALANCE, December 31, 2008 ( as adjusted)	33,507	$543,442	$9,364	$(432,601)	$120,205	$(44,944)

Issuance of shares under Employee Stock Purchase Plan	108	510	—	—	510	—
Exercise of stock options	43	264	—	—	264	—
Issuance of shares under Company 401(k) Plan match	671	1,780	—	—	1,780	—
Restricted shares issued for compensation, net of forfeitures	852	—	—	—	—	—
Share-based compensation	—	5,811	—	—	5,811	—
Stock option repurchase	—	(587)	—	—	(587)	—
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	4	—	4	4
Currency translation adjustment	—	—	(882)	—	(882)	(882)
Unrealized loss on cash flow hedges, net of reclassification adjustments	—	—	(2,338)	—	(2,338)	(2,338)
Net loss	—	—	—	(604)	(604)	(604)

BALANCE, December 31, 2009	35,181	$551,220	$6,148	$(433,205)	$124,163	$(3,820)

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
		2008	2007
	2009	(As adjusted)	(As Adjusted)

Operating activities:
Net loss	$(604)	$(40,746)	$(10,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,454	10,232	13,359
Share-based compensation expense	5,811	3,374	3,189
Inventory write-down	5,431	1,006	727
Impairment of goodwill	—	54,450	—
Amortization of issuance costs, convertible notes payable and line of credit	11	455	460
Deferred income taxes	(1,411)	(688)	210
Amortization of convertible notes debt discount	834	4,981	5,144
Loss on repurchase of Notes	910	505	—
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts receivable	56,735	(71,326)	19,725
Inventory	44,119	(31,686)	(2,221)
Prepaid expenses and other assets	16,078	(19,784)	(2,697)
Accounts payable	2,028	2,613	(8,531)
Accrued payroll and related expenses, other accrued liabilities and advance research and development payments	(37,033)	16,143	6,642
Other non-current liabilities	(456)	(1,126)	(665)
Deferred revenue	(34,223)	26,090	13,943

Net cash provided by (used in) operating activities	66,684	(45,507)	38,650

Investing activities:
Sales/maturities of short-term investments	7,850	45,001	27,894
Purchases of short-term investments	(5,481)	(1,673)	(75,552)
(Increase) decrease in restricted cash	(2,470)	7,309	15,000
Purchases of property and equipment	(7,581)	(4,430)	(2,768)

Net cash provided by (used in) investing activities	(7,682)	46,207	(35,426)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	510	453	453
Proceeds from exercise of options	264	51	1,273
Stock option repurchase	(669)	—	—
Repayment of convertible notes	(27,314)	(47,700)	—
Principal payments on capital leases	—	—	(31)

Net cash provided by (used in) financing activities	(27,209)	(47,196)	1,695

Effect of foreign exchange rate changes on cash and cash equivalents	852	(1,670)	292

Net (decrease) increase in cash and cash equivalents	32,645	(48,166)	5,211

Cash and cash equivalents:
Beginning of period	72,373	120,539	115,328

End of period	$105,018	$72,373	$120,539

Supplemental disclosure of cash flow information:
Cash paid for interest	$469	$2,223	$2,414
Cash paid for income taxes	1,262	206	964
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,876	$5,851	$4,684
Shares issued for 401(k) match	1,780	1,653	925

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS

Cray Inc. (“Cray” or the “Company”) designs, develops, manufactures, markets and services high performance computer (“HPC”) systems, commonly known as supercomputers and provide engineering services related to HPC systems. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

In 2009, the Company incurred a net loss of $0.6 million but had cash provided by operating activities of $66.7 million. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2010 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.

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

Accounting Change

Effective January 1, 2009, the Company retrospectively applied the recently effective provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”), Debt with Conversion and Other Options to account for its outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”). As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 12 — Convertible Notes and Line of Credit for additional information on the application of this accounting guidance.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net income (loss) or shareholders’ equity from such reclassifications.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. As of December 31, 2009, the Company had restricted cash of $5.2 million, of which $3.5 million related to the Company’s line of credit and $1.7 million related to a performance bond related to a sales contract. As of December 31, 2008, the Company had restricted cash of $2.7 million related to the Company’s line of credit.

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

Concentration of Credit Risk

The Company currently derives a significant portion of its revenue from sales of products and services to different agencies of the U.S. government or commercial customers primarily serving various agencies of the U.S. government. See Note 15 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.

Accounts Receivable

Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government reimbursed research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of customer past due account balances. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer. The Company had no pledges or any restrictions on its accounts receivable balances at December 31, 2009.

Fair Values of Financial Instruments

The Company generally has the following financial instruments: cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued liabilities, foreign currency derivatives and debt instruments. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable and accrued liabilities approximate their fair value based on the short-term nature of these financial instruments. The Company adjusts the carrying value of its available-for-sale investments to fair value with any unrecognized gains or losses recorded as a component of “Accumulated other comprehensive income” and thus the carrying value equals fair value. Foreign currency derivatives are recorded at the contract’s fair value. The fair value of the Company’s Notes was based on quoted market prices. The Company’s Notes were traded in a market with low liquidity and were therefore subject to price volatility. As of December 31, 2009, no Notes or other debt were outstanding. As of December 31, 2008, the fair value of the Notes was approximately $25.1 million, compared to the contractual face amount of $27.7 million.

Inventories

Inventories are valued at cost (on a first-in, first-out basis) which is not in excess of estimated current market prices. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense. The Company had no pledges or any restrictions on any inventory balances at December 31, 2009.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight years to 25 years for buildings and land improvements. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. The cost of software obtained or inventory transferred for internal use is capitalized and depreciated over their estimated useful lives, generally four years. The Company had no pledges or any restrictions on any of its net property and equipment balance at December 31, 2009.

The Company may capitalize certain costs associated with the implementation of software developed for internal use. Costs capitalized primarily consist of employee salaries and benefits allocated to the implementation project. The Company capitalized no such costs in 2009, 2008 or 2007.

Service Inventory

Service inventory is valued at the lower of cost or estimated market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years). The Company had no pledges or any restrictions on any service inventory balances at December 31, 2009.

Goodwill and Other Intangible Assets

During the fourth quarter of 2008, the Company concluded that the goodwill balance as of November 30, 2008 of $54.5 million was fully impaired and, accordingly, recorded a charge to “Restructuring, severance and impairment” on the accompanying Consolidated Statements of Operations. As such, there is no goodwill balance as of December 31, 2009 or 2008.

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

Impairment of Long-Lived Assets

Management tests long-lived assets to be held and used for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. No impairment of long-lived assets, other than goodwill in 2008, was recorded during 2009, 2008 or 2007.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. The Company records revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

Multiple-Element Arrangements.  The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of hardware, maintenance and other services. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery and acceptance of such item:

•	The element could be sold separately;

•	The fair value of the undelivered element is established; and

•	In cases with any general right of return, the Company’s performance with respect to any undelivered element is within its control and probable.

If all of the criteria are not met, revenue is deferred until delivery of the last element as the elements would not be considered a separate unit of accounting and revenue would be recognized as described below under the Company’s product or service revenue recognition policies. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocate a portion of the sales price as a separate deliverable which is recognized as service revenue over the entire service period.

Products.  The Company recognizes revenue from sales of its products, other than the Cray CX system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of the Cray CX products are generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

Project Revenue.  Revenue from contracts that require the Company to design, develop, manufacture or modify complex HPC systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative basis. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other Income (Expense), net” in the accompanying Consolidated Statements of Operations. Net transaction gains were $311,000, $757,000 and $844,000 for 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. The Company may also enter into arrangements whereby it makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. The amendment calls for the Company to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of December 31, 2009, the outstanding balance of the refund is $5.1 million which is included in “Accounts and other receivables, net” in the accompanying Consolidated Balance Sheets. The Company has estimated that the fair value of this rebate right is $6.2 million which has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Share-Based Compensation

In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2009	2008	2007

Risk-free interest rate	1.6%	2.8%	4.4%
Expected dividend yield	0%	0%	0%
Volatility	79%	69%	72%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$2.41	$3.50	$5.09

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied for the years ended December 31, 2009, 2008 and 2007 was 8.0%, 9.7% and 9.6%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The Company typically issues stock options with a four-year vesting period (the requisite service period), and no performance or service conditions, other than continued employment. The Company amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of the closing market price on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to fair value provisions.

Shipping and Handling Costs

Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.

Advertising Costs

Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $853,000, $973,000 and $633,000 in 2009, 2008 and 2007, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding Notes. For the years ended December 31, 2009, 2008 and 2007, outstanding stock options, unvested restricted stock, restricted stock units, warrants, and shares issuable upon conversion of the Notes were antidilutive because of net losses, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 5.3 million, 7.6 million and 10.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2009, 2008 and 2007, respectively, because they are antidilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2009	2008	2007

Accumulated unrealized net gain (loss) on available-for-sale investments	$3	$(1)	$54
Accumulated unrealized net gain (loss) on cash flow hedges	2,936	5,274	(1,299)
Accumulated currency translation adjustment	3,209	4,091	14,807

Accumulated other comprehensive income	$6,148	$9,364	$13,562

Recent Accounting Pronouncements

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the FASB issued guidance now codified in FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 is not expected to have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 is not expected to have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

NOTE 3	FAIR VALUE MEASUREMENTS

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at December 31,	Markets	Inputs
Description	2009	(Level 1)	(Level 2)

Assets:
Cash, cash equivalents and restricted cash	$110,179	$110,179	$—
Short-term investments, available-for-sale	2,999	2,999	—
Foreign exchange forward contracts(1)	51	—	51

Assets measured at fair value at December 31, 2009	$113,229	$113,178	$51

Liabilities:
Foreign exchange forward contracts(2)	(1,659)	—	(1,659)

Liabilities measured at fair value at December 31, 2009	$(1,659)	$—	$(1,659)

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at December 31,	Markets	Inputs
Description	2008	(Level 1)	(Level 2)

Assets:
Cash, cash equivalents and restricted cash	$75,064	$75,064	$—
Short-term investments, available-for-sale	5,350	5,350	—
Foreign exchange forward contracts(1)	5,478	—	5,478

Assets measured at fair value at December 31, 2008	$85,892	$80,414	$5,478

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets.

As of December 31, 2009, the Company’s short-term investments consisted of treasury bills. As of December 31, 2008, the Company’s short-term investments consisted of corporate notes and bonds. The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 assets and liabilities do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

As of December 31, 2009 and 2008, the Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

2009
Treasury bills	$2,996	$3	$—	$2,999

Total short-term investments	$2,996	$3	$—	$2,999

2008
Corporate notes and bonds	$5,351	$2	$(3)	$5,350

Total short-term investments	$5,351	$2	$(3)	$5,350

No material gains or losses were realized on sales of short-term investments for the years ended December 31, 2009, 2008 and 2007. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses.

Short-term investments held at December 31, 2009 have contractual maturities in 2010.

Foreign Currency Derivatives

As of December 31, 2009 and 2008, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2009, the outstanding notional amounts were approximately 9.8 million British pound sterling, 1.4 million euro and 2.4 million Swiss franc. As of December 31, 2008, the outstanding notional amounts were approximately 11.8 million British pound sterling and 5.5 million euro. As of December 31, 2009 and 2008, these contracts hedged foreign currency exposure of approximately $18.5 million and $30.3 million, respectively. The associated cash receipts are expected to be received in 2010, during which time the revenue on the associated sales contracts is expected to be recognized. As of December 31, 2009 and 2008, the fair value of outstanding forward contracts totaled a net loss of $1.6 million and a net gain of $5.5 million, respectively. As of December 31, 2009 and 2008, unrecognized gains of $2.9 million and $5.3 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. During 2009, the Company recognized approximately $2.0 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. During 2008 and 2007, the Company recognized approximately $0.5 million and $1.0 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	ACCOUNTS AND OTHER RECEIVABLES, NET

A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2009	2008

Trade accounts receivable	$26,375	$74,217
Unbilled receivables	5,791	6,703
Advance billings	2,968	13,439
Other receivables	3,245	1,407

	38,379	95,766
Allowance for doubtful accounts	(172)	(99)

Accounts and other receivables, net	$38,207	$95,667

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2009 and 2008, accounts receivable included $19.5 million and $79.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $4.1 million and $6.6 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2009, one non-U.S. government customer accounted for 13% of total accounts receivable. As of December 31, 2008, there were no accounts receivable from non-U.S. government customers greater than 10% of total accounts receivable.

NOTE 5	INVENTORY

A summary of inventory follows (in thousands):

	December 31,
	2009	2008

Components and subassemblies	$10,687	$16,805
Work in process	14,383	6,284
Finished goods	3,941	57,348

	$29,011	$80,437

As of December 31, 2009 and 2008, $3.6 million and $57.3 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2009, three customers accounted for $3.3 million of finished goods inventory. At December 31, 2008, three customers accounted for $47.6 million of finished goods inventory.

During 2009, 2008 and 2007, the Company wrote off $5.4 million, $1.0 million and $0.7 million, respectively, of inventory primarily related to the Cray XT product lines.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	PROPERTY AND EQUIPMENT, NET

A summary of property and equipment follows (in thousands):

	December 31,
	2009	2008

Land	$131	$131
Buildings	10,798	11,001
Furniture and equipment	15,589	13,254
Computer equipment	89,951	84,276
Leasehold improvements	352	2,968

	116,821	111,630
Accumulated depreciation and amortization	(97,012)	(93,234)

Property and equipment, net	$19,809	$18,396

Depreciation expense on property and equipment for 2009, 2008 and 2007 was $7.1 million, $8.6 million and $11.2 million, respectively.

NOTE 7	SERVICE INVENTORY, NET

A summary of service inventory follows (in thousands):

	December 31,
	2009	2008

Service inventory	$29,772	$28,172
Accumulated depreciation	(28,053)	(26,255)

Service inventory, net	$1,719	$1,917

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

The following table provides information about activity in goodwill for the year ended December 31, 2008 (in thousands):

2008

Goodwill, at January 1	$65,411
Goodwill impairment	(54,450)
Foreign currency translation adjustments	(10,961)

Goodwill, at December 31	$—

Intangible assets as of December 31, 2009 and 2008 consisted of net capitalized patent costs of $0.9 million and $1.0 million, respectively, and are included in “Other non-current assets” on the accompanying Consolidated Balance Sheets. Amortization expense for 2009, 2008 and 2007 was $0.2 million for each of the years.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9	DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2009	2008

Deferred product revenue	$18,305	$43,295
Deferred service revenue	33,736	42,551

Total deferred revenue	52,041	85,846
Less long-term deferred revenue	(9,627)	(18,154)

Deferred revenue in current liabilities	$42,414	$67,692

At December 31, 2009, two customers accounted for 44% of total deferred revenue. At December 31, 2008, three customers accounted for 46% of total deferred revenue.

NOTE 10	COMMITMENTS AND CONTINGENCIES

The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2009, 2008 and 2007 of $4.4 million, $3.6 million and $3.5 million, respectively.

Minimum contractual commitments as of December 31, 2009, were as follows (in thousands):

	Operating	Development
	Leases	Agreements

2010	$3,851	$12,640
2011	3,513	2,301
2012	3,165	163
2013	3,222	125
2014	3,297	—
Thereafter	12,912	—

Minimum contractual commitments	$29,960	$15,229

In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $17.8 million, $18.5 million and $17.0 million, respectively, for such arrangements.

Litigation

In 2009 a complaint, and then later in the year an amended complaint, was filed against Cray and Mellon Investor Services, LLC (Cray’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of Cray. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly due to the receiver. The Company will continue to evaluate the claim but do not expect the outcome to have a material impact on the financial position of Cray.

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

NOTE 11	INCOME TAXES

Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $258.2 million, of which approximately $21 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. As of December 31, 2009, the Company had approximately $25 million of foreign net operating loss carryforwards. As of December 31, 2009, the Company had gross federal research and development tax credit carryforwards of approximately $15 million. The federal net operating loss carryforwards, if not utilized, will expire from 2018 through 2027, and the research and development tax credits will expire from 2018 through 2029, if not utilized. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2010 to 2018. Utilization of a portion of the Company’s federal net operating loss carryforwards are limited under Section 382 of the Internal Revenue Code.

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

United States	$(3,233)	$937	$(12,574)
International	1,755	(41,296)	3,113

Total	$(1,478)	$(40,359)	$(9,461)

The benefit (provision) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current benefit (provision):
Federal	$783	$55	$—
State	(6)	(34)	(35)
Foreign	(1,314)	(1,096)	(929)

Total current provision	(537)	(1,075)	(964)
Deferred benefit (provision):
Federal	—	—	—
State	—	—	—
Foreign	1,411	688	(210)

Total deferred benefit (provision)	1,411	688	(210)

Total benefit (provision) for income taxes	$874	$(387)	$(1,174)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate follows:

	Year Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.3)	0.7	(3.0)
Foreign income taxes	10.3	3.8	(0.2)
Deemed dividends for U.S. income tax purposes	45.8	0.5	11.4
Meals and entertainment expense	7.0	0.3	1.1
Nondeductible expenses	2.3	0.3	1.5
Nondeductible goodwill	1.1	39.2	—
Disallowed compensation	—	1.5	—
Research and development tax credit	(148.8)	(2.9)	(8.4)
Other	—	—	0.2
Effect of change in valuation allowance on deferred tax assets	63.5	(7.4)	44.8

Effective income tax rate	(59.1)%	1.0%	12.4%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
		2008
	2009	(As Adjusted)

Current:
Deferred Income Tax Assets
Inventory	$2,624	$3,493
Accrued compensation	1,728	2,013
Deferred service revenue	3,118	1,483
Other	318	474

Gross current deferred tax assets	7,788	7,463
Valuation allowance	(7,788)	(6,694)

Current deferred tax assets	—	769

Deferred Income Tax Liabilities
Debt discount on Notes	—	(769)

Current deferred tax liabilities	—	(769)

Net current deferred tax asset	$—	$—

Long-Term:
Deferred Income Tax Assets
Property and equipment	$3,630	$2,190
Research and experimentation credit carryforwards	14,976	13,440
Net operating loss carryforwards	105,409	107,989
Goodwill	1,504	1,838
Other	4,053	2,895

Gross long-term deferred tax assets	129,572	128,352
Valuation allowance	(126,013)	(126,165)

Long-term deferred tax assets	3,559	2,187

Deferred Income Tax Liabilities
Other	(898)	(987)

Long-term deferred tax liabilities	(898)	(987)

Net long-term deferred tax asset	$2,661	$1,200

During 2009, the Company, based on an evaluation of both positive and negative evidence, concluded that it was more likely than not that approximately $1.1 million of deferred tax assets of our Japanese subsidiary would be realized and accordingly removed the valuation allowance recorded for those deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred taxes arising in certain jurisdictions, primarily in the United States, as the realization of such assets is not considered to be more likely than not. The valuation allowance on deferred tax assets increased $0.9 million in 2009, decreased by $3.0 million in 2008 and increased by $4.2 million in 2007.

Undistributed earnings relating to certain of the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation.

As of December 31, 2009, the Company had recorded approximately $488,000 in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these income tax benefits would affect the Company’s effective income tax rate. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2009, 2008 and 2007.

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for the three years ended December 31, 2009 (in thousands):

Balance at January 1, 2007	$480
Increase related to prior year income tax positions	510

Balance at December 31, 2007	$990
Increase related to prior year income tax positions	166
Decrease related to prior year income tax positions	(510)

Balance at December 31, 2008	$646
Increase related to prior year income tax positions	35
Decrease related to prior year income tax positions	(50)
Lapse of statute of limitations	(143)

Balance at December 31, 2009	$488

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

NOTE 12	CONVERTIBLE NOTES AND LINE OF CREDIT

Convertible Notes

In December 2004, the Company issued $80 million aggregate principal amount of Notes in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.

Effective January 1, 2009, the Company adopted the new guidance in ASC 470-20. This new guidance in ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815.

ASC 470-20 requires that convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. The new guidance in ASC 470-20 requires retrospective application and, accordingly, the prior periods’ consolidated financial statements included

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

herein have been adjusted. Accordingly, the Company retrospectively, as of the Notes’ December 2004 issue date, recorded a debt discount of $25.8 million and an equity component of $24.7 million. The contractual interest rate of the Notes was 3.0%. The nonconvertible borrowing rate applied to the principal balance of the Notes was 11.7%. As of December 31, 2009 and 2008, the carrying amount of the equity component was $24.7 million. As of December 31, 2008, the unamortized debt discount was approximately $2.0 million.

The following table reflects the retrospective application for the periods presented. No other accounts were impacted by the adoption.

	As Originally	Effect of
	Reported	Change	As Adjusted

Income Statement for the year ended December 31, 2007:
Interest income (expense), net	$3,840	$(4,916)	$(1,076)
Loss before income taxes	(4,545)	(4,916)	(9,461)
Net loss	(5,719)	(4,916)	(10,635)
Basic and diluted net loss per common share	$(0.18)	$(0.15)	$(0.33)

Income Statement for the year ended December 31, 2008:
Other income (expense), net	$5,133	$(4,545)	$588
Interest income (expense), net	787	(4,855)	(4,068)
Loss before income taxes	(30,959)	(9,400)	(40,359)
Net loss	(31,346)	(9,400)	(40,746)
Basic and diluted net loss per common share	$(0.96)	$(0.29)	$(1.25)

Cash Flow Statement for the year ended December 31, 2007:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(5,719)	$(4,916)	$(10,635)
Amortization of issuance costs, convertible notes payable and line of credit	688	(228)	460
Amortization of convertible notes debt discount	$—	$5,144	$5,144

Cash Flow Statement for the year ended December 31, 2008:
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss	$(31,346)	$(9,400)	$(40,746)
(Gain) loss on repurchase of Notes	(4,040)	4,545	505
Amortization of issuance costs, convertible notes payable and line of credit	581	(126)	455
Amortization of convertible notes debt discount	$—	$4,981	$4,981

Balance Sheet as of December 31, 2008:
Prepaid expenses and other current assets	$30,023	$(30)	$29,993
Total Assets	$313,891	$(30)	$313,861

Convertible notes, net of discount	$27,727	(2,046)	25,681
Total Liabilities	195,702	(2,046)	193,656
Common stock and additional paid-in capital	518,727	24,715	543,442
Accumulated deficit	(409,902)	(22,699)	(432,601)
Total Shareholders’ Equity	118,189	2,016	120,205
Total Liabilities and Shareholders’ Equity	$313,891	$(30)	$313,861

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2008, the Company repurchased Notes with a contractual principal balance of $52.3 million, and a carrying value of $47.6 million, for $47.7 million. The resulting loss on extinguishment of $0.5 million was recorded during the fourth quarter of 2008. During May 2009, the Company repurchased Notes with a contractual principal balance of $27.6 million, and a carrying value of $26.3 million, for $27.2 million. The resulting loss on extinguishment of $0.9 million was recorded during the second quarter of 2009. Both losses on extinguishment were recorded as net other expense in the accompanying Consolidated Statements of Operations. In December 2009, the Company redeemed all of the outstanding principal balance of $164,000 of Notes so no amounts remained outstanding as of December 31, 2009.

Lines of Credit

In August 2008, the Company amended its existing Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) which reduced the total availability under the line of credit to $1.4 million from $10.0 million. In July 2009, the Company amended its Credit Agreement with Wells Fargo, effective as of June 1, 2009, to change the principal amount of the credit facility to $3.5 million and to extend the maturity date to June 1, 2010. This facility may be used to provide foreign exchange contracts (with a potential exposure of no more than $2.5 million) and to support letters of credit (up to no more than $1.0 million in aggregate). Under this amendment the Company is required to maintain at least $3.5 million of cash, cash equivalents and similar investments to secure the facility and to maintain $3.5 million of additional liquid assets. The Credit Agreement provides support for the Company’s existing letters of credit. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date. As of December 31, 2009, the Company was eligible to use $3.5 million of the line of credit.

NOTE 13	SHAREHOLDERS’ EQUITY

Preferred Stock:  The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.

Common Stock:  The Company has 75 million authorized shares of common stock with a par value of $0.01 per share.

Warrants:  At December 31, 2008, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,284,852 shares of common stock at an exercise price of $10.12 per share. These warrants expired in June 2009.

On February 27, 2007, a warrant for 50,000 shares of common stock was exercised, and the Company issued 25,194 shares in the net exercise transaction.

Restricted Stock and Restricted Stock Units:  During 2009, 2008 and 2007, respectively, the Company issued an aggregate of 877,170, 453,808 and 65,501 shares of restricted stock and restricted stock units, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $3.4 million, $2.9 million and $0.5 million for 2009, 2008 and 2007, respectively. Stock compensation expense is recorded over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2009, $4.2 million remains to be expensed over the remaining vesting periods of these grants.

The Company may issue restricted stock units to employees. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued. As of December 31, 2009, the Company had issued and outstanding 25,000 restricted stock units.

Stock Option Plans:  As of December 31, 2009, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information follows:

		Weighted
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Outstanding at January 1, 2007	3,867,415	$14.68
Granted	60,500	8.80
Exercised	(163,189)	7.80
Canceled	(435,928)	16.44

Outstanding at December 31, 2007	3,328,798	14.68

Granted	891,350	6.50
Exercised	(8,697)	5.82
Canceled	(455,557)	18.49

Outstanding at December 31, 2008	3,755,894	12.30

Granted	1,320,200	4.12
Exercised	(43,535)	6.07
Canceled	(1,916,037)	16.35

Outstanding at December 31, 2009	3,116,522	6.43	7.6 years

Exercisable at December 31, 2009	1,241,969	8.75	5.3 years

Available for grant at December 31, 2009	4,156,114

As of December 31, 2009, there was $3.8 million of aggregate intrinsic value of outstanding stock options, including $0.5 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2009. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $97,000, $2,800 and $884,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Weighted average fair value of options granted during the year ended December 31, 2009 was $2.41 per share.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2007	846,243	$7.69
Granted during 2007	65,501	7.51
Forfeited during 2007	(7,900)	10.56
Vested during 2007	(527,638)	6.10

Outstanding at December 31, 2007	376,206	9.82
Granted during 2008	453,808	6.35
Forfeited during 2008	(16,775)	8.65
Vested during 2008	(189,365)	9.72

Outstanding at December 31, 2008	623,874	7.36
Granted during 2009	877,170	3.87
Forfeited during 2009	—	—
Vested during 2009	(69,159)	7.36

Outstanding at December 31, 2009	1,431,885	5.22

The aggregate fair value of restricted shares vested during 2009, 2008 and 2007 was $0.3 million, $0.6 million and $4.1 million, respectively.

As of December 31, 2009, the Company had $8.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants and restricted stock units, which is expected to be recognized over a weighted average period of 2.5 years.

Outstanding and exercisable options by price range as of December 31, 2009, were as follows:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices per Share	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 – $ 4.00	1,272,412	9.1	$3.73	84,669	$3.77
$ 4.01 – $ 8.00	1,399,241	6.8	$6.32	841,649	$6.23
$ 8.01 – $10.00	140,653	7.9	$8.43	35,517	$8.75
$10.01 – $12.00	135,398	5.5	$10.50	111,316	$10.48
$12.01 – $54.57	168,818	3.3	$22.67	168,818	$22.67

$ 0.00 – $54.57	3,116,522	7.6	$6.43	1,241,969	$8.75

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Cost of product revenue	$222	$100	$86
Cost of service revenue	502	199	143
Research and development	2,022	1,268	1,085
Sales and marketing	880	524	422
General and administrative	2,185	1,283	1,453

Total share-based compensation expense	$5,811	$3,374	$3,189

In February 2009, the Company commenced a tender offer to purchase up to 2.1 million of eligible vested and unvested employee and director stock options outstanding. The tender offer was for options with a grant price of $8.00 or more, that were granted prior to May 2007. The tender offer was completed on March 20, 2009, and the Company purchased 1.8 million options for $669,000. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. During the year ended December 31, 2009, the Company recorded $1.4 million of stock-based compensation expense related to previously unrecognized compensation cost of unvested stock options that were purchased.

Employee Stock Purchase Plan:  In 2001, the Company established an Employee Stock Purchase Plan (“ESPP”), which received shareholder approval in May 2002. The maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2009 and 2008, 811,630 and 703,478 shares, respectively, had been issued under the ESPP.

NOTE 14	BENEFIT PLANS

401(k) Plan

The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches up to 25% of employee contributions each calendar year, comprised of a 12.5% match of employee contributions in common stock made in quarterly installments and a 12.5% match determined annually by the Board of Directors and payable in cash and/or common stock of the Company. During 2009, 2008 and 2007, the Company matched 25% of employee contributions. In the past three years, all of the Company matches have been made with the Company’s common stock. The 2009, 2008 and 2007 Company match expense was $2.0 million, $1.7 million and $1.6 million, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2009 and 2008, the Company recorded a liability of $2.4 million and $2.2 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $0.9 million and $0.8 million, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

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

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

		All
	United	Other
	States	Countries	Total

For the year ended December 31, 2009:
Product revenue	$151,733	$47,381	$199,114

Service revenue	$64,840	$20,093	$84,933

Long-lived assets	$30,934	$4,155	$35,089

For the year ended December 31, 2008:
Product revenue	$195,325	$23,645	$218,970

Service revenue	$41,187	$22,696	$63,883

Long-lived assets	$22,413	$3,737	$26,150

For the year ended December 31, 2007:
Product revenue	$83,704	$49,751	$133,455

Service revenue	$31,724	$20,974	$52,698

Long-lived assets	$35,012	$57,894	$92,906

Revenue attributed to foreign countries is derived from sales to external customers. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $204.7 million, $230.0 million and $110.9 million in 2009, 2008 and 2007, respectively. In 2009, two customers accounted for an aggregate of approximately 30% of total revenue. In 2008, one customer accounted for an aggregate of approximately 46% of total revenue. In 2007, three customers accounted for an aggregate of approximately 58% of total revenue. In 2009 and 2008, no foreign country accounted for more than 10% of the Company’s revenue. In 2007, revenue in the United Kingdom accounted for 24% of total revenue.

As discussed in Note 2 — Summary of Significant Accounting Policies, the Company had no goodwill balance as of December 31, 2009 and 2008.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16	RESEARCH AND DEVELOPMENT

The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	December 31,
	2009	2008	2007

Gross research and development expenses	$91,874	$95,757	$90,090
Less: Amounts included in cost of revenue	(1,789)	(378)	(793)
Less: Reimbursed research and development (excludes amounts in revenue)	(27,138)	(43,604)	(51,414)

Net research and development expenses	$62,947	$51,775	$37,883

NOTE 17	INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 follows (in thousands):

		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Interest income	$477	$3,551	$7,046
Interest expense	(1,282)	(7,619)	(8,122)

Net interest income (expense)	$(805)	$(4,068)	$(1,076)

Interest income is earned by the Company on cash and cash equivalent and short-term investment balances.

A summary of interest expense for the years ended December 31 follows (in thousands):

	Year Ended December 31,
		2008	2007
	2009	(As Adjusted)	(As Adjusted)

Stated interest on Notes and other debt	$399	$2,089	$2,413
Amortization of debt discount on Notes	834	4,981	5,144
Amortization of loan fees on Notes and line of credit	11	455	460
Other interest expense	38	94	105

Interest expense	$1,282	$7,619	$8,122

NOTE 18	RELATED PARTY TRANSACTION

In September 2007, the Company entered into a porting and software reseller agreement with Interactive Supercomputing, Inc. (“ISC”). The Chief Executive Officer of ISC at the time of the transaction was a director of the Company. Under the terms of the agreement, the Company made payments to ISC of $100,000 in 2007 and $100,000 in February 2008 for software licenses and services. The Audit Committee of the Board of Directors reviewed and approved the terms of this agreement prior to its execution.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19	QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2009. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s operating results are subject to quarterly fluctuations as a result of a number of factors.

Effective January 1, 2009, the Company retrospectively applied the provisions of ASC 470-20 to account for its Notes. As a result, prior years’ consolidated financial statements have been retrospectively adjusted.

(In thousands, except per share data)

	2009				2008 (As Adjusted)
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue	$74,481	$62,744	$58,575	$88,247	$26,128	$46,733	$54,593	$155,399
Cost of revenue	56,610	34,215	35,651	51,687	14,771	31,244	26,628	99,134

Gross profit	17,871	28,529	22,924	36,560	11,357	15,489	27,965	56,265
Research and development, net	11,215	13,710	17,321	20,701	13,719	11,890	12,364	13,802
Sales and marketing	6,063	6,341	6,279	7,918	5,382	5,848	6,135	7,623
General and administrative	4,146	3,901	3,476	5,056	3,696	3,465	3,775	5,806
Restructuring, severance and impairment	—	—	—	—	—	—	—	54,450
Net income (loss)	(4,888)	3,420	(2,107)	2,971	(11,965)	(6,404)	3,583	(25,960)
Net income (loss) per common share, basic	$(0.15)	$0.10	$(0.06)	$0.09	$(0.37)	$(0.20)	$0.11	$(0.79)
Net income (loss) per common share, diluted	$(0.15)	$0.10	$(0.06)	$0.08	$(0.37)	$(0.20)	$0.11	$(0.79)

Diluted net income per common share for the second quarter of 2009 included approximately 385,000 equivalent shares for outstanding employee stock options and unvested restricted stock grants. Diluted net income per common share for the fourth quarter of 2009 included approximately 1.3 million equivalent shares for outstanding employee stock options and unvested restricted stock grants. Diluted net income per common share for the third quarter of 2008 included approximately 33,000 equivalent shares for outstanding employee stock options, warrants, unvested restricted stock grants and shares issuable if the Notes were converted.

During the third quarter of 2009, the Company wrote-off $4.5 million of inventory deemed in excess of estimated demand. During the fourth quarter of 2008, the Company recorded a $54.5 million goodwill impairment charge.

NOTE 20	SUBSEQUENT EVENT

In February 2010, the Company entered into an amendment to the Company’s agreement covering Phase III of the Defense Advanced Research Projects Agency’s (“DARPA”) High Productivity Computing Systems (“HPCS”) program. This amendment removes some elements of Intel and Cray technologies from the Company’s development project, reduces the amount of DARPA’s total financial commitment, revises milestones and establishes new estimated payment dates and amounts.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Before the recent amendment, the Company had met five milestones and had received a total of $97.5 million in payments from DARPA. Under the amended agreement with DARPA, the Company expects to receive an additional $92.5 million as the remaining milestones are completed and accepted by DARPA. The amendment included a decrease of $60 million in DARPA’s financial commitment, from a previous total of $250 million to $190 million and the minimum cumulative total spend under the contract (the minimum amount that must be spent by the Company on program-related efforts) to receive the full amount of the remaining milestones has been reduced to $285 million. As of December 31, 2009, the Company did not record a receivable for amounts expected to be received under its next milestone reimbursement. In February 2010, the Company received notification that it had passed the sixth milestone under the contract for $12.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cray Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options effective as of January 1, 2009, and retrospectively adjusted all periods presented in the consolidated financial statements for this change.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for the years ended December 31, 2009, 2008, and 2007, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Peterson Sullivan LLP

Seattle, Washington
March 15, 2010

Schedule II — Valuation and Qualifying Accounts (1)
December 31, 2009
(In Thousands)

	Balance at				Balance at
	Beginning	Charge/(Benefit)			End of
Description	of Period	to Expense	Deductions		Period

Year ended December 31, 2007:
Allowance for doubtful accounts	$99	$327	$(327	)(2)	$99

Year ended December 31, 2008:
Allowance for doubtful accounts	$99	$—	$—		$99

Year ended December 31, 2009:
Allowance for doubtful accounts	$99	$213	$(140	)(2)	$172

(1)	The Company does not have any warranty liabilities.

(2)	Represents uncollectible accounts written off, net of recoveries.