Form 10-Q
period 2010-03-31
CRAY INC
filed 2010-05-07
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of April 30, 2010, there were 35,486,870 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$95,048	$105,018
Restricted cash	5,210	5,161
Short-term investments, available-for-sale	3,000	2,999
Accounts and other receivables, net	38,313	38,207
Inventory	39,621	29,011
Prepaid expenses and other current assets	6,534	5,514

Total current assets	187,726	185,910
Property and equipment, net	21,463	19,809
Service inventory, net	1,719	1,719
Deferred tax assets	2,692	2,661
Other non-current assets	13,078	13,561

TOTAL ASSETS	$226,678	$223,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,035	$18,783
Accrued payroll and related expenses	9,947	16,219
Other accrued liabilities	9,570	9,735
Deferred revenue	63,515	42,414

Total current liabilities	99,067	87,151
Long-term deferred revenue	8,781	9,627
Other non-current liabilities	2,574	2,719

TOTAL LIABILITIES	110,422	99,497
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,440,006 and 35,181,407 shares, respectively	553,804	551,220
Accumulated other comprehensive income	7,254	6,148
Accumulated deficit	(444,802)	(433,205)

TOTAL SHAREHOLDERS’ EQUITY	116,256	124,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,678	$223,660

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Product	$9,065	$59,462
Service	19,323	15,019

Total revenue	28,388	74,481

Cost of revenue:
Cost of product revenue	8,006	46,334
Cost of service revenue	13,748	10,276

Total cost of revenue	21,754	56,610

Gross profit	6,634	17,871

Operating expenses:
Research and development, net	7,694	11,215
Sales and marketing	6,264	6,063
General and administrative	4,287	4,146

Total operating expenses	18,245	21,424

Loss from operations	(11,611)	(3,553)

Other income (expense), net	97	(754)
Interest income (expense), net	17	(533)

Loss before income taxes	(11,497)	(4,840)
Income tax expense	(100)	(48)

Net loss	$(11,597)	$(4,888)

Basic and diluted net loss per common share	$(0.34)	$(0.15)

Basic and diluted weighted average shares outstanding	33,954	33,197

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(11,597)	$(4,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,201	2,192
Share-based compensation expense	1,211	2,370
Inventory write-down	492	156
Amortization of debt issuance costs	—	52
Amortization of convertible notes debt discount	—	537
Deferred income taxes	(31)	(549)
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts and other receivables	(109)	72,367
Inventory	(13,377)	26,087
Prepaid expenses and other assets	(642)	6,181
Accounts payable	(2,716)	3,303
Accrued payroll and related expenses and other accrued liabilities	(4,202)	(43,017)
Other non-current liabilities	(143)	(99)
Deferred revenue	20,488	(11,146)

Net cash (used in) provided by operating activities	(8,425)	53,546

Investing activities:
Sales/maturities of short-term investments	—	2,200
Purchases of short-term investments	—	(2,493)
Purchases of property and equipment	(1,462)	(1,365)

Net cash used in investing activities	(1,462)	(1,658)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	147	144
2009 stock option repurchase tender offer, purchase of options	—	(669)

Net cash provided by (used in) financing activities	147	(525)

Effect of foreign exchange rate changes on cash and cash equivalents	(230)	(308)

Net (decrease) increase in cash and cash equivalents	(9,970)	51,055

Cash and cash equivalents:
Beginning of period	105,018	72,373

End of period	$95,048	$123,428

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,275	$468
Shares issued for 401(k) match	$1,226	$1,062
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
     In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).
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
     During the three months ended March 31, 2010, the Company incurred a net loss of $11.6 million and used $8.4 million of cash in operating activities. The Company had $88.7 million of working capital as of March 31, 2010. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value or selling price determinations used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, realization of accounts receivable, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and assessments of fair value, realization of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Revenue Recognition
     The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

     Multiple-Element Arrangements. The Company commonly enters into transactions that include multiple-element arrangements, which may include any combination of product, maintenance and other services. Product may be delivered in phases over time periods which can be as long as four to five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract.
     The Company allocates arrangement consideration based on the relative selling prices of the deliverables under the arrangement. Estimated selling price is determined using either vendor-specific objective evidence (if a deliverable is sold separately), third-party evidence of selling price or management’s best estimate of selling price, as if the deliverable were sold separately.
     Product, project and service revenue is recognized as follows:
     Product. The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance exist, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.
     Project. Revenue from contracts that require the Company to design, develop, manufacture or modify complex high-performance computing (“HPC”) systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a cumulative basis, as it did in the first quarter of 2010. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.
     Service. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. The Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. The Company considers fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from engineering services is recognized as services are performed.
Note 2 — New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009. ASU 2009-13 is not expected to significantly change the Company’s determination of units of accounting or arrangement consideration allocation methodology used to recognize revenue.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be considered substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of ASU 2010-17.
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
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at March 31,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$100,258	$100,258	$—
Short-term investments, available-for-sale	3,000	3,000	—

Assets measured at fair value at March 31, 2010	$103,258	$103,258	$—

Liabilities:
Foreign exchange forward contracts (1)	$(759)	$—	$(759)

Liabilities measured at fair value at March 31, 2010	$(759)	$—	$(759)

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
     As of March 31, 2010, the Company’s short-term investments consisted of treasury bills which are categorized as Level 1. The fair values of Level 1 assets, cash, cash equivalents, restricted cash and short-term investments are determined through market, observable and corroborated sources. The fair values of Level 2 liabilities do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.
Short-term Investments
     The Company’s short-term investments have been classified as available-for-sale and consisted of the following (in thousands):

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value

March 31, 2010
Treasury bills	$2,999	$1	$—	$3,000

Total short-term investments	$2,999	$1	$—	$3,000

December 31, 2009
Treasury bills	$2,996	$3	$—	$2,999

Total short-term investments	$2,996	$3	$—	$2,999

     No material gains or losses were realized on sales of short-term investments for the three month periods ended March 31, 2010 and 2009. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses.
     Short-term investments held at March 31, 2010 have contractual maturities in 2010.
Foreign Currency Derivatives
     The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies. The Company does not enter into any derivatives other than those that can be classified as hedging instruments.
     As of March 31, 2010, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 9.8 million British pound sterling and 19.2 million Swedish krona and hedged foreign currency exposure of approximately $16.8 million. Cash receipts associated with the hedged contracts are expected to be received in 2010, during which time the revenue on the associated sales contracts are expected to be recognized.
     As of December 31, 2009, the Company had outstanding forward contracts designated as cash flow hedges with notional amounts of approximately 9.8 million British pound sterling, 1.4 million euro and 2.4 million Swiss franc. These contracts hedged foreign currency exposure of $18.5 million. The euro and Swiss franc hedges were settled during the three months ended March 31, 2010; however, revenue on the associated transactions was recognized in 2009.
     Fair Values of Derivative Instruments (in thousands):

		Fair Value	Fair Value
		as of	as of
		March 31,	December 31,
Hedge Classification	Balance Sheet Location	2010	2009

Cash flow hedges	Prepaid expenses and other assets	$—	$51
Cash flow hedges	Other accrued liabilities	$(759)	$(1,659)

Total derivatives classified as hedging instruments		$(759)	$(1,608)

     As of March 31, 2010 and December 31, 2009, foreign currency gains of $3.9 million and $2.9 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2009, the Company recognized approximately $24,000 in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.
Note 4 — Earnings (Loss) Per Share (“EPS”)
     Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method and, in 2009, the common shares issuable upon conversion of the then outstanding 3.0% Convertible Senior Subordinated Notes due 2024 (“Notes”).
     For the three months ended March 31, 2010 and 2009, outstanding stock options, unvested restricted stock grants and restricted stock units, warrants (in 2009) and shares issuable upon conversion of the Notes (in 2009) were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three month periods ended March 31, 2010 and 2009, potential gross common shares of 4.5 million and 5.8 million, respectively, were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(11,597)	$(4,888)
Unrealized loss on available-for-sale investments	(3)	(4)
Cash flow hedges:
Gain on cash flow hedges	914	536
Reclassification adjustment to revenue	—	24

	914	560
Foreign currency translation adjustment	195	438

Comprehensive loss	$(10,491)	$(3,894)

Note 6 — Accounts and Other Receivables, Net
     Net accounts and other receivables consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Trade accounts receivable	$29,181	$26,375
Unbilled receivables	2,538	5,791
Advance billings	3,871	2,968
Other receivables	3,245	3,245

	38,835	38,379
Allowance for doubtful accounts	(522)	(172)

Accounts and other receivables, net	$38,313	$38,207

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of March 31, 2010 and December 31, 2009, accounts receivable included $14.5 million and $19.5 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $1.7 million and $4.1 million were unbilled as of March 31, 2010 and December 31, 2009, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2010, one non-U.S. government customer accounted for 23% of total accounts receivable. As of December 31, 2009, one non-U.S. government customer accounted for 13% of total accounts receivable.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Components and subassemblies	$11,120	$10,687
Work in process	10,889	14,383
Finished goods	17,612	3,941

Total	$39,621	$29,011

     As of March 31, 2010, finished goods inventory included $7.5 million located at customer sites pending acceptance. As of December 31, 2009, finished goods inventory of $3.6 million was located at customer sites pending acceptance. At March 31, 2010, three customers accounted for $14.9 million, and at December 31, 2009, three customers accounted for $3.3 million of finished goods inventory.
     During the three months ended March 31, 2010, the Company wrote off $0.5 million of inventory, primarily related to estimated excess inventory of the Cray XT product line. During the three months ended March 31, 2009, the Company wrote off $0.2 million of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT5h product line, which the Company has phased out.

Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Deferred product revenue	$38,168	$18,305
Deferred service revenue	34,128	33,736

Total deferred revenue	72,296	52,041
Less long-term deferred revenue	(8,781)	(9,627)

Deferred revenue in current liabilities	$63,515	$42,414

     As of March 31, 2010, two customers accounted for 51% of total deferred revenue. At December 31, 2009, two customers accounted for 44% of total deferred revenue.
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
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.2%	1.4%
Expected dividend yield	0%	0%
Volatility	77%	78%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.72	$1.14
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during each of the three-month periods ended March 31, 2010 and 2009 was 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period). The Company amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of product revenue	$48	$91
Cost of service revenue	92	217
Research and development, net	387	892
Sales and marketing	195	364
General and administrative	489	806

Total	$1,211	$2,370

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
Outstanding at December 31, 2009	3,116,522	$6.43
Grants	10,000	$6.42
Exercises	—	—
Cancellations	(31,074)	$8.60

Outstanding at March 31, 2010	3,095,448	$6.40	7.4 years

Exercisable at March 31, 2010	1,279,717	$8.64	5.3 years

Available for grant at March 31, 2010	4,154,571

     As of March 31, 2010, there was $2.9 million of aggregate intrinsic value of outstanding stock options, including $0.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. During the three months ended March 31, 2010 and 2009, no options were exercised.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended March 31, 2010 is as follows:

		Weighted
		Average
		Grant date
	Shares	Fair Value
Outstanding at December 31, 2009	1,431,885	$5.22
Granted	—	—
Forfeited	—	—
Vested	(32,500)	5.31

Outstanding at March 31, 2010	1,399,385	$5.22

     As of March 31, 2010, the Company had $7.7 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.3 years.
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
Note 10 — Income Taxes
     The Company recorded an income tax expense of $100,000 and $48,000 for the three months ended March 31, 2010 and 2009, respectively. The expense recorded was primarily related to foreign income taxes payable.

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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended March 31,
Product revenue	$8,697	$50,709	$368	$8,753	$9,065	$59,462
Service revenue	14,310	9,627	5,013	5,392	19,323	15,019

Total revenue	$23,007	$60,336	$5,381	$14,145	$28,388	$74,481

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $19.4 million for the three months ended March 31, 2010, compared to approximately $56.5 million for the three months ended March 31, 2009.
     There have been no material changes in the balances of long-lived assets for the period ended March, 31, 2010.
Note 12 — Litigation
     In 2009 a complaint, and then later in the year an amended complaint, was filed against Cray and Mellon Investor Services, LLC (Cray’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of Cray. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly due to the receiver. The Company will continue to evaluate the claim but does not expect the outcome to have a material impact on the financial position of Cray.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” and “potential,” and similar expressions intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in “Item 1A. Risk Factors” in Part II and other sections of this report and our other filings with the Securities and Exchange Commission (“SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Summary of First Three Months of 2010 Results
     Total revenue decreased $46.1 million for the first three months of 2010, from $74.5 million to $28.4 million, compared to the first three months of 2009 primarily due to lower revenue from Cray XT systems.
     Loss from operations for the first three months of 2010 increased $8.1 million to a loss of $11.6 million, due to decreased gross profit of $11.2 million offset in part by $3.2 million of lower operating expenses. Lower operating expenses resulted from a decrease in net research and development expense, due to lower gross spending.
     Net cash used in operations was $8.4 million for the first three months of 2010 compared to net cash provided by operations of $53.5 million for the first three months of 2009. Cash and short-term investment balances, including restricted cash balances, were $103.3 million as of March 31, 2010 compared to $113.2 million as of December 31, 2009.

Market Overview and Challenges
     Significant trends in the HPC industry include:
•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors causing increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance has decreased; and

•	Data needs growing faster than computational needs.
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
     In the markets for the largest systems, those costing significantly in excess of $1 million, the use of commodity processors and networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
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

     Gross profit. Our total gross profit and our product gross profit margin for the first three months of 2010 were 23% and 12%, respectively, decreases from the respective 2009 levels of 24% and 22%. Product gross profit margin for the first quarter of 2010 was negatively impacted by low product revenues and a $0.5 million charge for estimated excess inventory. Service gross profit margin of 29% for the first quarter of 2010 was impacted by higher costs that more than offset increased service revenues and included a negative change in the estimated costs to complete a Custom Engineering contract which resulted in $1 million lower service revenue due to a reduced estimate of percentage of completion. Gross profit in the first quarter of 2009 was negatively impacted by a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a delay in signing of a contract and revenue recognition issues relating to an anticipated Custom Engineering project on which costs were incurred. We need to focus on maintaining and improving our product gross profit over the long term, which we believe is best achieved through product differentiation.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating expenses for the first quarter of 2010 were approximately $3.2 million less than the first quarter of 2009 due to a decrease in net research and development expense. Additionally, first quarter 2009 operating expenses were negatively impacted by $1.2 million higher stock-based compensation expense as a result of our stock option tender repurchase offer completed in March 2009.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2009 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2010, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
     Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value and selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, realization of accounts receivable, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, realization of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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

     Multiple-Element Arrangements. We commonly enter into transactions that include multiple-element arrangements, which may include any combination of product, maintenance and other services. Product may be delivered in phases over time periods which can be as long as four to five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. We consider the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocate a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract.
     We allocate arrangement consideration based on the relative selling prices of the deliverables under the arrangement. Estimated selling price is determined using either vendor-specific objective evidence (if a deliverable is sold separately), third-party evidence of selling price or management’s best estimate of selling price, as if the deliverable were sold separately.
     Product, project and service revenue is recognized as follows:
     Product. We recognize revenue from sales of our products, other than the Cray CX system, upon customer acceptance of the system, when we have no significant unfulfilled obligations stipulated by the contract that affect the customer’s final acceptance, the price is fixed or determinable and collection is reasonably assured. A customer-signed notice of acceptance or similar document is typically required from the customer prior to revenue recognition. Revenue from sales of our Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.
     Project. Revenue from contracts that require us to design, develop, manufacture or modify complex HPC systems to a customer’s specifications is recognized using the percentage of completion method for long-term development projects. Percentage of completion is measured based on the ratio of costs incurred to date compared to the total estimated costs. Total estimated costs are based on several factors, including estimated labor hours to complete certain tasks and the estimated cost of purchased components or services. Estimates may need to be adjusted from quarter to quarter, which would impact revenue and gross profit on a cumulative basis as it did in the first quarter of 2010. To the extent the estimate of total costs to complete the contract indicates a loss, such amount is recognized in full in the period that the determination is made.
     Service. Maintenance services are provided under separate maintenance contracts with our customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon acceptance of the product, which may include a warranty period. We allocate a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue. We consider fiscal funding clauses as contingencies for the recognition of revenue until the funding is virtually assured. Revenue from engineering services is recognized as services are performed.
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
     Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the first quarter of 2010, we recorded a charge of $0.5 million related to inventory in excess of estimated future demand. The largest portion of this write-down related to a Cray custom-made component used on the Cray XT products known as the Cray SeaStar interconnect purchased in 2008 under a last-time buy procurement.

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
     As of March 31, 2010, we had approximately $140.4 million of net deferred tax assets, against which we provided a $137.7 million valuation allowance, resulting in a net deferred tax asset of $2.7 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.
Research and Development Expenses
     Research and development expenses include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and costs related to future product development. Research and development expenses are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. The amendment calls for us to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of March 31, 2010, the outstanding balance of the refund was $0.9 million, which was subsequently received in April 2010. We have estimated that the fair value of the rebate right is $6.2 million which has been classified in “Other non-current assets” in the Condensed Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.
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
New Accounting Pronouncements
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 did not have a significant impact on our financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009. ASU 2009-13 is not expected to change significantly either the units of accounting or arrangement consideration allocation methodology used to recognize revenue.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. We adopted this guidance effective January 1, 2010. The adoption of ASU 2009-14 did not have a significant impact on our financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be considered substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the potential impact of ASU 2010-17.
Results of Operations
Revenue and Gross Profit Margins
     Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2010	2009
Product revenue	$9,065	$59,462
Less: Cost of product revenue	8,006	46,334

Product gross profit	$1,059	$13,128

Product gross profit margin	12%	22%

Service revenue	$19,323	$15,019
Less: Cost of service revenue	13,748	10,276

Service gross profit	$5,575	$4,743

Service gross profit margin	29%	32%

Total revenue	$28,388	$74,481
Less: Total cost of revenue	21,754	56,610

Gross profit	$6,634	$17,871

Gross profit margin	23%	24%

Product Revenue
     Product revenue for the three months ended March 31, 2010 was $9.1 million, primarily from sales of Cray XT5 systems and third party equipment. Product revenue for the three months ended March 31, 2009 was $59.5 million, primarily from sales of Cray XT5 systems. Product revenues for the three months ended March 31, 2010 were significantly lower than the prior period due to the product transition which is expected to occur during 2010. Many customers have ordered successor products which are expected to be delivered and accepted during the second half of 2010.
Service Revenue
     Service revenue for the three months ended March 31, 2010 was $19.3 million compared to $15.0 million for the same period in 2009, due to a $4.7 million increase in engineering services revenue, principally due to our Custom Engineering initiative offset somewhat by a $0.4 million decrease in maintenance services revenue.
Cost of Product Revenue and Product Gross Profit
     For the three months ended March 31, 2010, product gross profit decreased $12.1 million, while product gross profit margin decreased 10 percentage points to 12 percent compared to the same period in 2009 on lower product revenues. The decrease in product gross profit margin was due principally to lower volumes and lower absorption of fixed costs and $0.3 million increase in inventory write-downs. For the three months ended March 31, 2009, product gross profit margin was negatively impacted by a large system sale with a gross profit in the mid-teens.
Cost of Service Revenue and Service Gross Profit
     Cost of service revenue increased $3.5 million during the three months ended March 31, 2010 compared to the same period in 2009, principally due to costs for our increased engineering services activities, which included Custom Engineering activities. Service gross profit margin decreased by 3 percentage points for the three-month period ended March 31, 2010 as compared to the same period in 2009 due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities and a $1 million negative impact from a change in the estimated costs to complete a custom engineering contract, which decreased revenue, during the three months ended March 31, 2010.
Research and Development Expenses
     Research and development expenses for the three months ended March 31, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2010	2009
Gross research and development expenses	$20,194	$26,018
Less: Amounts included in cost of revenue	—	(582)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(12,500)	(14,221)

Net research and development expenses	$7,694	$11,215

Percentage of total revenue	27%	15%
     Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended March 31, 2010, gross research and development expenses decreased $5.8 million from the same period in 2009, due to $5.5 million lower expenditures on outside services as a process improvement consulting project was completed in 2009 and we brought certain development effort in-house and $0.5 million lower share-based compensation expense. Reimbursed research and development and amounts included in cost of revenue decreased $2.3 million for the first three months of 2010 compared to the same period in 2009, principally due to lower reimbursement on non-Defense Advanced Research Projects Agency (“DARPA”) programs.
     In February 2010, the Company and DARPA amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. The remaining amount of the milestones under the contract was reduced by $60 million. As of March 31, 2010, we had received $110 million of reimbursement under the DARPA Phase III agreement. Pursuant to the recently-amended contract, we are required to spend $285 million on our DARPA Phase III project in order to receive the full $190 million of co-funding.

Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended
	March 31,
	2010	2009
Sales and marketing	$6,264	$6,063
Percentage of total revenue	22%	8%
General and administrative	$4,287	$4,146
Percentage of total revenue	15%	6%
     Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2010 increased slightly from the same period in 2009, primarily due to higher salaries and benefits related to our strategic initiatives as well as increased expenses in our foreign locations offset by $0.4 million in lower commissions and share-based compensation expense.
     General and Administrative. General and administrative expenses for the three months ended March 31, 2010 increased slightly from the same period in 2009, primarily due to higher salaries and benefits, offset in part by $0.3 million lower share-based compensation expense.
Other Income (Expense), net
     For the three months ended March 31, 2010, we recognized net other income of $97,000 compared to net other expense of $754,000 for the same period in 2009. Net other income for the three months ended March 31, 2010 was principally the result of foreign currency transaction gains. Net other expense for the three months ended March 31, 2009 was principally the result of foreign currency transaction losses.
Interest Income (Expense)
     Our interest income and interest expense for the three months ended March 31, 2010 and 2009, respectively, were (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest income	$41	$270
Interest expense	(24)	(803)

Net interest income (expense)	$17	$(533)

     Interest income decreased during the three months ended March 31, 2010 compared to the same period in 2009 as a result of lower invested balances and short-term interest rates. Interest expense decreased significantly due to the retirement of our Notes in 2009.
     A summary of interest expense for the three months ended March 31, 2010 and 2009, respectively, follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stated interest on Convertible Notes and other debt	$—	$(223)
Amortization of debt discount on Convertible Notes	—	(537)
Amortization of loan fees on Convertible Notes	—	(40)
Other interest expense	(24)	(3)

Total interest expense	$(24)	$(803)

Taxes
     We recorded an income tax expense of $100,000 and $48,000 for the three months ended March 31, 2010 and 2009, respectively, principally from our foreign operations.
Liquidity and Capital Resources
     Cash and cash equivalents, restricted cash, short-term investments and accounts receivable totaled $141.6 million at March 31, 2010 compared to $151.4 million at December 31, 2009; cash and cash equivalents, including restricted cash, decreased by $9.9 million, while accounts receivable increased by $0.1 million. At March 31, 2010, we had working capital of $88.7 million compared to $98.8 million at December 31, 2009.
     Net cash used in operating activities for the three months ended March 31, 2010 was $8.4 million compared to net cash provided by operating activities of $53.5 million for the same period in 2009. For the three months ended March 31, 2010, net cash used in operating activities was principally the result of our first quarter loss as changes in operating assets and liabilities offset each other. For the three months ended March 31, 2009, net cash provided by operating activities was principally the result of decreases in accounts receivable and inventory, partially offset by decreases in accrued payroll and related expenses and other accrued liabilities.
     Net cash used in investing activities was $1.5 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $1.7 million for the same period in 2009. Net cash used in investing activities for the three months ended March 31, 2010 was due to purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2009 was due principally to purchases of short-term investments and purchases of property and equipment, partially offset by the sales or maturities of short-term investments.
     Net cash provided by financing activities for the three months ended March 31, 2010 was $0.1 million, compared to net cash used in financing activities of $0.5 million for the same period in 2009. Net cash provided by financing activities for the three months ended March 31, 2010 resulted from the issuance of common stock through our employee stock purchase plan. Net cash used in financing activities for the three months ended March 31, 2009 resulted primarily from the repurchase of stock options as the result of our 2009 stock option repurchase tender offer, partially offset by the issuance of common stock through our employee stock purchase plan.
     Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries and spare parts, particularly those associated with our planned “Baker” system deliveries, outside engineering expenses, particularly as we continue development of our Cray XT6 and successor systems and internally fund a portion of the expenses pursuant to the DARPA HPCS award and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual obligations at March 31, 2010 (in thousands):

	Amounts Committed by Year
		2010
		(Less than
Contractual Obligations	Total	1 Year)	2011-2012	2013-2014	Thereafter
Development agreements	$23,429	$14,635	$8,669	$125	$—
Operating leases	29,141	3,032	6,678	6,519	12,912
Unrecognized income tax benefits	488	265	223	—	—

Total contractual cash obligations	$53,058	$17,932	$15,570	$6,644	$12,912

     In July 2009, we amended our line of credit agreement to increase the maximum line of credit to $3.5 million and extend the maturity date to June 1, 2010. As of March 31, 2010, we were eligible to use $3.2 million.
     In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three month period ended March 31, 2010, we incurred $2.3 million for such arrangements.
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
     The table below presents fair value and related weighted average interest rate by investment class at March 31, 2010 (in thousands, except for percentages). The average maturity of these investments is less than six months with a credit quality range of A-1+.

			Weighted
			Averaged
			Interest
	Fair Value	Maturities	Rate
Treasury bills	$3,000	2010	0.4%
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2010, we were a party to forward exchange contracts that hedged approximately $16.8 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2010, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.7 million.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2010, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.
Part II. OTHER INFORMATION
Item 1A. Risk Factors
     You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2009 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
     Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue may depend on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter, and could shift associated revenue, gross profit and cash receipts from one quarter into another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, as it is expected to be this year, we may not be able to sustain profitability over successive quarters even if we are profitable for the year.
     We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009 and a net loss of $11.6 million for the three months ended March 31, 2010.
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

•	achieving acceptances of Cray XT6 system deliveries in 2010;
•	successfully selling and delivering our Cray XT5, Cray XT6, Cray XT5m and Cray XT6m systems and upgrade and successor systems;

•	the successful continued expansion of our Custom Engineering strategic initiative;

•
our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	our ability to successfully and timely design, integrate and secure competitive processors into and for our systems, including for successors to our Cray XT5 and Cray XT6 systems;

•	the competitiveness of our products;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product gross profit contribution in any given period due to volume or product mix, strategic transactions, product life cycle, currency fluctuations and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;

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

     If we are unable to complete development of, manufacture, deliver and obtain customer acceptances of our “Baker” systems scheduled for 2010 delivery in 2010, our 2010 revenue and cash will be substantially reduced and our financial results will be significantly adversely affected. Our 2010 expected financial results are dependent upon our “Baker” systems that are still in development as a substantial portion of our 2010 revenue and cash flow are expected to be derived from these system sales. To obtain revenue and cash from these sales, we must complete development of the Baker system, manufacture the systems to be delivered, deliver them to customers and obtain customer acceptances of the systems typically based on performance, functionality and reliability testing. If we are unable to complete the development of the systems early enough in the year to allow for manufacturing, delivery and customer acceptance testing, or if the systems do not perform as required, we will not be able to obtain customer acceptances in 2010. Even if we complete development in a timely fashion, we must successfully manufacture what for us would be an extremely large number of system cabinets in a relatively short period of time. Finally, we must complete customer acceptance testing and meet our contractual requirements to obtain the customer acceptance of the system and realize the revenue and receive payment for the system. If we are unable to complete all of these items in 2010 for Baker systems scheduled to be delivered in 2010, our 2010 revenue and cash will be substantially reduced. We must also incur expenses and use cash in 2010 to develop and deliver these systems regardless of whether customer acceptances are obtained in 2010, and therefore our overall financial results will be significantly adversely affected if we are not able to obtain revenue and cash from these system sales in 2010.
     If the Defense Advanced Research Projects Agency (“DARPA”) terminates our DARPA High Productivity Computing Systems (“HPCS”) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $110 million of which we have already received. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. We have two additional milestones that could be completed in 2010. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our recent discussions with DARPA on the changes in scope and program schedule, third and fourth quarters of 2009 and full-year 2009 results were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.
     If our strategic initiatives targeting markets outside of the high end of the HPC market are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. There may not be significant growth in the high end of the HPC market. Therefore, our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of the high end of the HPC market. We currently have three such new strategic initiatives: Custom Engineering; selling our Cray CX and successor systems; and selling our Cray XT5m and successor systems. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts, timely perform on existing contracts and develop our capability for business development, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. Although we have not introduced a product relying primarily on indirect sales in the past, sales of Cray CX systems will depend upon building a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX systems in the competitive workgroup server market. The Cray XT5m and Cray XT6m systems require successful sales in a lower priced segment of the supercomputer market. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts.

     If we are unable to successfully sell and deliver our Cray XT6 systems and develop, sell and deliver successor systems, such as our “Baker” system, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XT6 and successor systems, such as our “Baker” system, and upgrades. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT6 and successor systems.
     Many factors affect our ability to successfully develop and sell these systems, including the following:
•
The level of product differentiation in our Cray XT6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•
Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. Such penalties adversely impacted gross profits in 2008 and 2007, and we incurred additional penalties in 2009. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as successors to the Cray XT5 system.

•
Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. Through the first quarter of 2010, we have written off approximately $5.0 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $3.0 million remaining inventory in the future.

     Failure to successfully sell our Cray XT6 systems and develop and sell successor systems into the high end of the HPC market will adversely affect our operating results.
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
     Failure to overcome the technical challenges of developing competitive supercomputer systems years before they can be sold would adversely affect our revenue and operating results in subsequent years. In addition to completing the development of the scalable system software and hardware for upgrades to the Cray XT5 systems, we continue to develop successor systems to the Cray XT5 and Cray XT6 systems, incorporate Intel technologies into our products and complete our DARPA HPCS program. We are also exploring the incorporation of potentially key technological alternatives into our products, such as graphic processing units. These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources well ahead of the time when we can be assured they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

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

     For example, our DARPA HPCS project was adversely affected by recent changes by Intel in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XT5, Cray XT6 and successor systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could continue to adversely affect results for 2010 and in subsequent periods. The failure by the original equipment manufacturer of our Cray CX1 systems to timely obtain necessary certifications also adversely affected our ability to introduce and ramp up sales of this product in 2009.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2007, 2008 and 2009 and the first three months of 2010, approximately 60%, 81%, 72% and 68%, respectively, of our revenue was derived from such sales. Our plans for 2010 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
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
     Periodic announcements by our competitors of new HPC systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease high performance computer systems. Some of our competitors may offer substantial discounts to potential customers. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and resources and reduce our ability to be profitable.
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
     We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008 and 2009 and the first three months of 2010, 81%, 72% and 68%, respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in Custom Engineering is also primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. In addition, other government regulations affect our business operations.
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
     A significant number of our shares are eligible for future sale and may depress the market price of our common stock and may hinder our ability to obtain additional financing. As of March 31, 2010, we had outstanding:
•	35,440,006 shares of common stock; and

•	3,095,448 shares of common stock issuable upon exercise of options, of which options to purchase 1,279,717 shares of common stock were then exercisable.
     Almost all of our outstanding shares of common stock may be sold without substantial restrictions, with certain exceptions including, as of March 31, 2010, an aggregate of 1,399,385 restricted shares and restricted stock units held by our Board of Directors, executive officers and other employees that may be forfeited and are restricted against transfer until vested.

     Almost all of the shares of common stock that may be issued upon the exercise of options will be available for sale in the public market when issued, subject in some cases to volume and other limitations. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon the exercise of options may depress prevailing market prices for the common stock. Even the perception that sales could occur may impact market prices adversely. The existence of outstanding options may prove to be a hindrance to our future financings. Further, the holders of options may exercise them for shares of common stock at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. We also have authorized 5,000,000 shares of undesignated preferred stock, although no shares of preferred stock currently are outstanding.
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

CRAY INC.

Date: May 7, 2010	/s/ PETER J. UNGARO

Peter J. Ungaro
President and Chief Executive Officer

/s/ BRIAN C. HENRY

Brian C. Henry
Executive Vice President and Chief Financial Officer

/s/ KENNETH D. ROSELLI

Kenneth D. Roselli
Vice President and Chief Accounting Officer/Corporate Controller