Form 10-Q
period 2010-06-30
CRAY INC
filed 2010-08-06
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 000-26820
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of July 31, 2010, there were 35,988,162 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,039	$105,018
Restricted cash	5,212	5,161
Short-term investments, available-for-sale	—	2,999
Accounts and other receivables, net	37,695	38,207
Inventory	110,554	29,011
Prepaid expenses and other current assets	9,327	5,514

Total current assets	242,827	185,910
Property and equipment, net	20,856	19,809
Service inventory, net	1,529	1,719
Deferred tax assets	2,684	2,661
Other non-current assets	12,707	13,561

TOTAL ASSETS	$280,603	$223,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$64,870	$18,783
Accrued payroll and related expenses	11,995	16,219
Other accrued liabilities	5,963	9,735
Deferred revenue	75,915	42,414

Total current liabilities	158,743	87,151
Long-term deferred revenue	8,406	9,627
Other non-current liabilities	2,413	2,719

TOTAL LIABILITIES	169,562	99,497
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,942,571 and 35,181,407 shares, respectively	555,511	551,220
Accumulated other comprehensive income	6,970	6,148
Accumulated deficit	(451,440)	(433,205)

TOTAL SHAREHOLDERS’ EQUITY	111,041	124,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,603	$223,660

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Product	$9,253	$42,101	$18,318	$101,563
Service	19,480	20,643	38,803	35,662

Total revenue	28,733	62,744	57,121	137,225

Cost of revenue:
Cost of product revenue	4,587	22,263	12,593	68,597
Cost of service revenue	12,828	11,952	26,576	22,228

Total cost of revenue	17,415	34,215	39,169	90,825

Gross profit	11,318	28,529	17,952	46,400

Operating expenses:
Research and development, net	7,044	13,710	14,738	24,925
Sales and marketing	6,572	6,341	12,836	12,404
General and administrative	4,018	3,901	8,305	8,047

Total operating expenses	17,634	23,952	35,879	45,376

Income (loss) from operations	(6,316)	4,577	(17,927)	1,024

Other expense, net	(148)	(737)	(51)	(1,491)
Interest income (expense), net	22	(351)	39	(884)

Income (loss) before income taxes	(6,442)	3,489	(17,939)	(1,351)
Income tax expense	(196)	(69)	(296)	(117)

Net income (loss)	$(6,638)	$3,420	$(18,235)	$(1,468)

Basic and diluted net income (loss) per common share	$(0.19)	$0.10	$(0.53)	$(0.04)

Basic weighted average shares outstanding	34,246	33,580	34,101	33,390

Diluted weighted average shares outstanding	34,246	33,965	34,101	33,390

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net loss	$(18,235)	$(1,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,457	4,490
Share-based compensation expense	2,489	3,403
Inventory write-down	492	956
Amortization of debt issuance costs	—	79
Loss on repurchase of Notes	—	910
Amortization of convertible notes debt discount	—	828
Deferred income taxes	(23)	94
Cash provided (used) due to changes in operating assets and liabilities:
Accounts receivable	511	47,580
Inventory	(84,890)	27,776
Prepaid expenses and other assets	(3,097)	5,871
Accounts payable	46,320	2,070
Accrued payroll and related expenses and other accrued liabilities	(5,480)	(39,433)
Other non-current liabilities	(304)	95
Deferred revenue	32,444	(34,699)

Net cash provided by (used in) operating activities	(25,316)	18,552

Investing activities:
Sales/maturities of short-term investments	3,000	5,350
Purchases of short-term investments	—	(5,481)
Decrease in restricted cash	—	785
Purchases of property and equipment	(2,329)	(2,225)

Net cash provided by (used in) investing activities	671	(1,571)

Financing activities:
Repurchase of Notes	—	(27,150)
Proceeds from issuance of common stock through employee stock purchase plan	275	255
Proceeds from exercises of stock options	43	28
2009 stock option repurchase tender offer, purchase of options	—	(669)

Net cash provided by (used in) financing activities	318	(27,536)

Effect of foreign exchange rate changes on cash and cash equivalents	(652)	(331)

Net decrease in cash and cash equivalents	(24,979)	(10,886)

Cash and cash equivalents: Beginning of period	105,018	72,373

End of period	$80,039	$61,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$393
Cash paid for income taxes	$967	$91
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,855	$1,273
Value of Shares issued for 401(k) match	$1,484	$1,311
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
     During the six months ended June 30, 2010, the Company incurred a net loss of $18.2 million and used $25.3 million of cash in operating activities. The Company had $84.1 million of working capital as of June 30, 2010. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
     Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, fair value or selling price determinations used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, realization of accounts receivable, valuation of inventory, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and assessments of fair value, realization of deferred income tax assets, potential income tax assessments and other contingencies. The Company bases its estimates on historical experience, current conditions and on other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Revenue Recognition
     The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the client, and a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

     Multiple-Element Arrangements. The Company commonly enters into revenue arrangements that include multiple deliverables of its product and service offerings due to the needs of its customers. Product may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:
•	The delivered item(s) has value to the customer on a standalone basis; and
•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

     If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative estimated selling price.
     The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence (VSOE). The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.
     When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each element based on third-party evidence (TPE). The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.
     When the Company is unable to establish selling price using VSOE or TPE, as is the case most of the time, the Company uses estimated selling price (ESP) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. The Company determines ESP for a product or service by considering multiple factors, including, but not limited to, internal costs, gross margin objectives, and pricing practices. ESP is often based on data collected from prior sales, but that may not have the sample size or consistency to establish VSOE.
     Product. The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of our Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.
     Service. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue.
     Revenue from engineering services is recognized as services are performed.

     Project. Revenue from design and build contracts is recognized under the percentage-of-completion (POC) method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.
     The Company records revenue from research and development contracts which include milestones, and may require the development of a prototype system, using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:
•	It is commensurate with either of the following:
•	The Company’s performance to achieve the milestone; or
•	The enhancement of value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone.
•	It relates solely to past performance.
•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.
     The individual milestones are determined to be substantive or nonsubstantive in their entirety and milestone consideration is not bifurcated.
     Revenue from projects is classified as Product Revenue or Service Revenue, based on the nature of the work performed.
Note 2 — New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009. ASU 2009-13 did not to significantly change the Company’s determination of units of accounting or arrangement consideration allocation methodology used to recognize revenue.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-14 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results.

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
     In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

		Quoted	Significant
		Prices in	Other
	Fair Value	Active	Observable
	at June 30,	Markets	Inputs
Description	2010	(Level 1)	(Level 2)
Assets:
Cash, cash equivalents and restricted cash	$85,251	$85,251	$—
Foreign exchange forward contracts (1)	83	—	83

Assets measured at fair value at June 30, 2010	$85,334	$85,251	$83

Liabilities:
Foreign exchange forward contracts (2)	$(951)	$—	$(951)

Liabilities measured at fair value at June 30, 2010	$(951)	$—	$(951)

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
     The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
     As of June 30, 2010, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 9.8 million British pound sterling and 64.2 million Swedish krona and hedged foreign currency exposure of approximately $22.5 million. Cash receipts associated with the hedged contracts are expected to be received in 2010 and 2011, during which time the revenue on the associated sales contracts are expected to be recognized.
     As of June 30, 2010, the Company also had outstanding forward currency contracts that were not designated as cash flow hedges at June 30, 2010, that were subsequently in July 2010 with notional amounts of approximately 5.0 million British pound sterling and 8.3 million Swedish krona and foreign currency exposure of $8.7 million.
     As of December 31, 2009, the Company had outstanding forward contracts designated as cash flow hedges with notional amounts of approximately 9.8 million British pound sterling, 1.4 million euro and 2.4 million Swiss franc. These contracts hedged foreign currency exposure of $18.5 million. The euro and Swiss franc hedges were settled during the three months ended March 31, 2010 when payment was received; however, revenue on the associated transactions was recognized in 2009.

     Fair Values of Derivative Instruments (in thousands):

		Fair Value	Fair Value
		as of	as of
		June 30,	December 31,
Hedge Classification	Balance Sheet Location	2010	2009
Foreign currency contracts	Prepaid expenses and other assets	$83	$51
Foreign currency contracts	Other accrued liabilities	$(951)	$(1,659)

Total derivatives classified as hedging instruments		$(868)	$(1,608)

     As of June 30, 2010 and December 31, 2009, foreign currency gains of $4.0 million and $2.9 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2009, the Company recorded approximately $512,000 and $488,000, respectively, in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. No reclassification adjustments were recorded in the three and six months ended June 30, 2010.
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
     For the three and six month periods ended June 30, 2010, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended June 30, 2009, outstanding stock options and unvested restricted stock of 385,000 shares were included in the diluted weighted average shares outstanding. For the six months ended June 30, 2009, outstanding stock options, unvested restricted stock grants and restricted stock units and warrants and shares issuable upon conversion of the Notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2010, potential gross common shares of 5.3 million were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2009, potential gross common shares of 4.8 million and 5.2 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 5 — Comprehensive Loss
     The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(6,638)	$3,420	$(18,235)	$(1,468)
Unrealized net gain (loss) on available-for-sale investments	(1)	4	(4)	—
Cash flow hedges:
Net gain (loss) on cash flow hedges	90	(1,515)	1,004	(979)
Reclassification adjustment to revenue	—	(512)	—	(488)

	90	(2,027)	1,004	(1,467)
Foreign currency translation adjustment	(373)	(1,409)	(178)	(971)

Comprehensive loss	$(6,922)	$(12)	$(17,413)	$(3,906)

Note 6 — Accounts and Other Receivables, Net
     Net accounts and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Trade accounts receivable	$28,088	$26,375
Unbilled receivables	2,511	5,791
Advance billings	4,037	2,968
Other receivables	3,245	3,245

	37,881	38,379
Allowance for doubtful accounts	(186)	(172)

Accounts and other receivables, net	$37,695	$38,207

     Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
     As of June 30, 2010 and December 31, 2009, accounts receivable included $25.3 million and $19.5 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $1.6 million and $4.1 million were unbilled as of June 30, 2010 and December 31, 2009, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2010, no non-U.S. government accounts receivable were greater than 10% of total accounts receivable. As of December 31, 2009, one non-U.S. government customer accounted for 13% of total accounts receivable.
Note 7 — Inventory
     Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Components and subassemblies	$47,083	$10,687
Work in process	25,070	14,383
Finished goods	38,401	3,941

Total	$110,554	$29,011

     Finished goods inventory of $27.3 million and $3.6 million was located at customer sites pending acceptance as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, four customers accounted for $29.4 million, and at December 31, 2009, three customers accounted for $3.3 million of finished goods inventory.
     During the six months ended June 30, 2010, the Company wrote off $0.5 million of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line. During the three and six months ended June 30, 2009, the Company wrote off $0.8 million and $1.0 million, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line.
Note 8 — Deferred Revenue
     Deferred revenue consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Deferred product revenue	$58,440	$18,305
Deferred service revenue	25,881	33,736

Total deferred revenue	84,321	52,041
Less long-term deferred revenue	(8,406)	(9,627)

Deferred revenue in current liabilities	$75,915	$42,414

     As of June 30, 2010, three customers accounted for 60% of total deferred revenue. At December 31, 2009, two customers accounted for 44% of total deferred revenue.

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
     In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.8%	1.6%	1.8%	1.6%
Expected dividend yield	0%	0%	0%	0%
Volatility	75%	79%	75%	79%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.08	$2.20	$3.09	$2.19
     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and six month periods ended June 30, 2010 was 7% and 8% respectively. The estimated forfeiture rate for stock option grants during the three and six month periods ended June 30, 2009 was 8% for each period. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
     The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
     The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of product revenue	$53	$33	$101	$124
Cost of service revenue	111	81	203	298
Research and development, net	398	347	785	1,239
Sales and marketing	215	148	410	512
General and administrative	501	424	990	1,230

Total	$1,278	$1,033	$2,489	$3,403

     A summary of the Company’s year-to-date stock option activity and related information follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
Outstanding at December 31, 2009	3,116,522	$6.43
Grants	678,450	$5.48
Exercises	(7,611)	$5.67
Cancellations	(60,236)	$9.60

Outstanding at June 30, 2010	3,727,125	$6.20	7.6 years

Exercisable at June 30, 2010	1,635,817	$7.57	5.9 years

Available for grant at June 30, 2010	3,075,412

     As of June 30, 2010, there was $2.5 million of aggregate intrinsic value of outstanding stock options, including $0.8 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. During the three and six months ended June 30, 2010, stock options covering 7,611 shares of common stock, with a total intrinsic value of $8,000, were exercised. During the three and six months ended June 30, 2009, stock options covering 4,775 shares of common stock, with a total intrinsic value of $7,000, were exercised.
     A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended June 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	1,431,885	$5.22
Granted	432,000	5.61
Forfeited	—	—
Vested	(269,351)	5.90

Outstanding at June 30, 2010	1,594,534	$5.21

     The aggregate fair value of restricted stock vested during the six months ended June 30, 2010 was $1.4 million.
     As of June 30, 2010, the Company had $10.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.
     In March 2009, the Company completed a tender offer to purchase 1.8 million of eligible vested and unvested employee and director stock options outstanding for $669,000. The tender offer was for options with a grant price of $8.00 or more, which were granted prior to May 2007. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. The Company recorded $1.4 million of stock-based compensation expense in the six months ended June 30, 2009 related to previously unrecognized compensation cost of unvested stock options that were purchased.
Note 10 — Taxes
     The Company recorded income tax expense of $196,000 and $296,000, respectively, for the three and six months ended June 30, 2010. The Company recorded income tax expense of $69,000 and $117,000, respectively, for the three and six months ended June 30, 2009. The expense recorded was primarily related to foreign income taxes payable.
     The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.

     In March 2008, Cray U.K. Limited, a wholly-owned subsidiary of the Company, received notice from HM Revenue & Customs, the United Kingdom equivalent of the Internal Revenue Service, of its intent to open an inquiry into Cray U.K. Limited’s 2005 and 2006 corporate income tax returns. At this time, it is not possible to determine the extent or the outcome of such inquiry.
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
     The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended June 30,
Product revenue	$2,480	$29,057	$6,773	$13,044	$9,253	$42,101
Service revenue	14,851	15,023	4,629	5,620	19,480	20,643

Total revenue	$17,331	$44,080	$11,402	$18,664	$28,733	$62,744

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Six months ended June 30,
Product revenue	$11,177	$79,766	$7,141	$21,797	$18,318	$101,563
Service revenue	29,161	24,650	9,642	11,012	38,803	35,662

Total revenue	$40,338	$104,416	$16,783	$32,809	$57,121	$137,225

     Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $17.1 million and $36.6 million, respectively, for the three and six months ended June 30, 2010, compared to approximately $42.6 million and $99.1 million, respectively, for the three and six months ended June 30, 2009.
Note 12 — Litigation
     In 2009 a complaint was filed against the Company and Mellon Investor Services, LLC (the Company’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of Cray. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly due to the receiver. The Company will continue to evaluate the claim but does not expect the outcome to have a material impact on its financial position.

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
     We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect, packaging and system software capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our higher-end systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our current plans are based on gaining market share in the high-end supercomputer market segment (which is expected to grow), extending our technology leadership, maintaining our focus on execution and profitability and expanding our addressable market through broadening of our engineering services offerings, specifically our Custom Engineering practices, and selling our new Cray CX and Cray XTm systems.
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, and certain balance sheet accounts are expected to vary significantly quarter to quarter and year to year. Also, given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.
     Product revenues for the three and six months ended June 30, 2010 were significantly lower than the prior period primarily due to the anticipated release of the new XT6 in the second quarter and the new Cray XE6 system (formerly referred to as our “Baker” systems) in the second half of 2010, lowering first half revenue; and the recognition of revenue in the first half of 2009 from product deliveries at the end of 2008. Several customers have deferred purchases pending the release of Cray XE6 systems, the successor product to the Cray XT5 and Cray XT6, that are expected to be delivered and accepted during the second half of 2010, with revenue from these system sales expected to be highly concentrated in the fourth quarter of 2010.
Summary of First Six Months of 2010 Results
     Total revenue decreased $80.1 million for the first six months of 2010, from $137.2 million to $57.1 million, compared to the first six months of 2009, due to decreased product revenue of $83.2 million, largely from Cray XT systems, partially offset by increased service revenue of $3.1 million.
     Net loss for the first six months of 2010 was $18.2 million compared to a net loss of $1.5 million for the same period in 2009, due to decreased gross profit of $28.4 million partially offset by a $9.5 million decrease in operating expenses. Operating expenses decreased primarily due to a reduction in net research and development expenses resulting from lower outside engineering costs and the completion of milestones under funded research and development contracts.

     Net cash used in operations was $25.3 million for the first six months of 2010 compared to net cash provided by operations of $18.6 million for the first six months of 2009. Cash and short-term investment balances, including restricted cash balances, were $85.3 million as of June 30, 2010 compared to $113.2 million as of December 31, 2009.
Market Overview and Challenges
     Significant trends in the HPC industry include:
•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including many-core processors with vector extensions and growing experimentation with accelerators, as the rate of per-core performance increases slows; and

•	Data needs growing faster than computational needs.
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
     In the markets for the largest systems, those costing significantly in excess of $1 million, the use of commodity processors and networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
     To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray CX family, Cray XT5m and Cray XT6m systems.

Key Performance Indicators
     Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
     Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities, fiscal funding and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our Intel initiative and our “Baker” system (now referred to as Cray XE6), are efforts to increase product revenue. We also plan to increase our engineering services offerings, specifically our Custom Engineering initiative, and market new products, such as the Cray CX and Cray XT5m and successor systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue in any particular period.
     Gross profit. Our total gross profit margin and our product gross profit margin for the first six months of 2010 were 31% and 31%, respectively, which reflect decreases from the respective 2009 levels of 34% and 32%, respectively. Product gross profit margin for the first six months of 2010 was negatively impacted by a low margin transaction in the first quarter and a $0.5 million charge for estimated excess inventory. Service gross profit margin of 32% for the first half of 2010 was down from 38% during the same period in 2009. This was primarily due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities without sufficient current quarter revenue to maintain the gross margin. Additionally, service revenue was reduced by $1 million due to an increase in the estimated costs to complete a Custom Engineering contract that required the reversal of revenue that had been recognized in prior periods. Gross profit in the first six months of 2009 was negatively impacted by a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a delay in signing of a contract and related revenue recognition issues relating to an anticipated Custom Engineering project on which costs were incurred. We continue to focus on maintaining and improving our product gross profit over the long term, which we believe is best achieved through product differentiation.
     Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating expenses for the first six months of 2010 were approximately $9.5 million less than the first six months of 2009 resulting from a reduction in net research and development expenses due to the achievement of milestones under funded research and development contracts. Operating expenses can increase significantly in profitable quarters where incentive compensation can be high.
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
Critical Accounting Policies and Estimates
     This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Condensed Consolidated Financial Statements included in our 2009 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2010, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
     The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the client, and a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
     Multiple-Element Arrangements. The Company commonly enters into revenue arrangements that include multiple deliverables of its product and service offerings due to the needs of its customers. Product may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:
•	The delivered item(s) has value to the customer on a standalone basis; and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

     If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative estimated selling price.
     The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence (VSOE). The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.
     When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each element based on third-party evidence (TPE). The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.

     When the Company is unable to establish selling price using VSOE or TPE, as is the case most of the time, the Company uses estimated selling price (ESP) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. The Company determines ESP for a product or service by considering multiple factors, including, but not limited to, internal costs, gross margin objectives, and pricing practices. ESP is often based on data collected from prior sales, but that may not have the sample size or consistency to establish VSOE.
     Product. The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of our Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.
     Service. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. When service is part of a multiple-element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are paid in advance are recorded as deferred revenue.
     Revenue from engineering services is recognized as services are performed.
     Project. Revenue from design and build contracts is recognized under the percentage-of-completion (POC) method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.
     The Company records revenue from research and development contracts which include milestones, and may require the development of a prototype system, using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:
•	It is commensurate with either of the following:
•	The Company’s performance to achieve the milestone; or

•	The enhancement of value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone.
•	It relates solely to past performance.

•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.
     The individual milestones are determined to be substantive or nonsubstantive in their entirety and milestone consideration is not bifurcated.
     Revenue from projects is classified as Product Revenue or Service Revenue, based on the nature of the work performed.
Inventory Valuation
     We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand for our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write down the related inventory to our estimate of its market value.

     Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the first half of 2010, we recorded a charge of $0.5 million related to inventory in excess of estimated future demand. The largest portion of this write-down related to a Cray custom-made component used on the Cray XT products known as the Cray SeaStar interconnect purchased in 2008 under a last-time buy procurement.
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
     As of June 30, 2010, we had approximately $142.2 million of net deferred tax assets, against which we provided a $139.5 million valuation allowance, resulting in a net deferred tax asset of $2.7 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.
Research and Development Expenses
     Research and development expenses include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and costs related to future product development. Research and development expenses are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. The amendment called for us to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of June 30, 2010, the full balance of the refund had been received. The rebate right of $6.2 million is classified in “Other non-current assets” in the Condensed Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.
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
New Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue will be based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-13 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009. ASU 2009-13 did not to significantly change the Company’s determination of units of accounting or arrangement consideration allocation methodology used to recognize revenue.
     In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010. The adoption of ASU 2009-14 did not have a significant impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results.
Results of Operations
     The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, and inventory are expected to vary significantly quarter to quarter and year to year.

Revenue and Gross Profit Margins
     Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product revenue	$9,253	$42,101	$18,318	$101,563
Less: Cost of product revenue	4,587	22,263	12,593	68,597

Product gross profit	$4,666	$19,838	$5,725	$32,966

Product gross profit margin	50%	47%	31%	32%

Service revenue	$19,480	$20,643	$38,803	$35,662
Less: Cost of service revenue	12,828	11,952	26,576	22,228

Service gross profit	$6,652	$8,691	$12,227	$13,434

Service gross profit margin	34%	42%	32%	38%

Total revenue	$28,733	$62,744	$57,121	$137,225
Less: Total cost of revenue	17,415	34,215	39,169	90,825

Total gross profit	$11,318	$28,529	$17,952	$46,400

Total gross profit margin	39%	45%	31%	34%
Product Revenue
     Product revenue for the three and six months ended June 30, 2010 was $9.3 million and $18.3 million, respectively, primarily from sales of Cray XT5 systems and third-party equipment. Product revenue for the three and six months ended June 30, 2009 was $42.1 million and $101.6 million, respectively, primarily from sales of and upgrades to Cray XT systems. Product revenue for the three and six months ended June 30, 2010 were significantly lower than the prior period primarily due to the anticipated release of the new Cray XE6 system in the second half of 2010 and the recognition of revenue in the first half of 2009 from product deliveries at the end of 2008. Several customers have deferred purchases pending the release of Cray XE6 systems, the successor product to the Cray XT5 and Cray XT6, that are expected to be delivered and accepted during the second half of 2010, with revenue from these system sales expected to be concentrated in the fourth quarter of 2010.
Service Revenue
     Service revenue for the three months ended June 30, 2010 was $19.5 million compared to $20.6 million for the same period in 2009. This decrease was caused by delays on certain Custom Engineering contracts. Service revenue for the six months ended June 30, 2010 was $38.8 million compared to $35.7 million for the same period in 2009, an increase of $3.1 million. This increase was driven principally by revenue from our Custom Engineering initiative offset somewhat by a $0.5 million decrease in maintenance services revenue.
Cost of Product Revenue and Product Gross Profit
     For the three and six months ended June 30, 2010, cost of product revenue decreased $17.7 million and $56.0 million, respectively, based on lower product revenues. For the three months ended June 30, 2010, product gross profit margin increased 3 percentage points to 50 percent, compared to the same period in 2009 due to a higher proportion of high margin products being sold on low volume. Product gross margin for the quarter ended June 30, 2010 and 2009 is not indicative of expected full year results. For the six months ended June 30, 2010, product gross profit margin dropped 1 percentage point from the same period in 2009 partially due to a single low margin transaction in the first quarter and a $0.5 million charge in the first quarter for an inventory write-down.
Cost of Service Revenue and Service Gross Profit
     Cost of service revenue increased $0.9 million and service gross profit margin decreased by 8 percentage points to 34% during the three months ended June 30, 2010 compared to the same period in 2009. These changes were principally due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities ahead of revenue. For the six months ended June 30, 2010, cost of service revenue increased $4.3 million and service gross profit margin decreased by 6 percentage points to 32% compared to the same period in 2009. These changes were primarily due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities and a revision in estimated progress toward completion on a contract accounted for under the percentage completion method during the three months ended March 31, 2010 and six months ended June 30, 2010.

Research and Development Expenses
     Research and development expenses for the three and six months ended June 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross research and development expenses	$19,051	$24,874	$39,245	$50,892
Less: Amounts included in cost of revenue	(7)	(713)	(7)	(1,295)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,000)	(10,451)	(24,500)	(24,672)

Net research and development expenses	$7,044	$13,710	$14,738	$24,925

Percentage of total revenue	25%	22%	26%	18%
     Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
     For the three months ended June 30, 2010, gross research and development expenses decreased $5.8 million from the same period in 2009, due to $4.3 million lower expenditures on outside services as a process improvement consulting project was completed in 2009 and $1.3 million lower salary and related expenses. The total of reimbursed research and development and amounts included in cost of revenue increased $0.8 million for the three months ended June 30, 2010 compared to the same period in 2009, principally due to higher reimbursement on Defense Advanced Research Projects Agency High Productivity Computing Systems (“DARPA”) programs. Per our agreement with DARPA, we have one remaining milestone planned for review and completion in 2010 for $12.0 million. For the six months ended June 30, 2010, gross research and development expenses decreased $11.6 million from the same period in 2009, due principally to lower outside services from the completion of the process improvement consulting costs in 2009 and reduced salary and related expenses.
     In February 2010, the Company and DARPA amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. The remaining amount of the milestones under the contract was reduced by $60 million. As of June 30, 2010, we had earned $122 million of reimbursement under the DARPA Phase III agreement. Pursuant to the recently-amended contract, we are required to spend $285 million on our DARPA Phase III project in order to receive the full $190 million of co-funding.
Sales and Marketing and General and Administrative Expenses
     Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales and marketing	$6,572	$6,341	$12,836	$12,404
Percentage of total revenue	23%	10%	22%	9%
General and administrative	$4,018	$3,901	$8,305	$8,047
Percentage of total revenue	14%	6%	15%	6%
     Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2010 increased $0.2 million and $0.4 million, respectively, from the same periods in 2009, primarily due to higher salaries and benefits related to our strategic initiatives as well as increased expenses in our foreign locations offset by lower commissions and bonus expense.

     General and Administrative. General and administrative expense for the three and six months ended June 30, 2010 increased $0.1 million and $0.3 million, respectively, from the same periods in 2009, primarily due to higher salaries and benefits.
     Operating expenses can vary significantly from quarter to quarter depending on the level of incentive compensation earned, which is based largely on year-to-date operating results, and milestones completed under externally funded research and development contracts.
Other Income (Expense), net
     For the three months ended June 30, 2010, we recognized net other expense of $148,000 compared to net other expense of $737,000 for the same period in 2009. Net other expense for the three months ended June 30, 2010 was principally the result of foreign currency transaction losses. Net other expense for the three months ended June 30, 2009 was principally the result of a loss on the repurchase of Notes partially offset by foreign currency transaction gains. For the six months ended June 30, 2010, we recognized net other expense of $51,000 compared to net other expense of $1,491,000 for the same period in 2009. Net other expense for the six months ended June 30, 2009 was principally the result of a loss on the repurchase of Notes and foreign currency transaction losses.
Interest Income (Expense), net
     Our interest income and interest expense for the three and six months ended June 30, 2010 and 2009, respectively, were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income	$48	$110	$89	$380
Interest expense	(26)	(461)	(50)	(1,264)

Interest income (expense), net	$22	$(351)	$39	$(884)

     Interest income decreased during the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of lower invested balances and short-term interest rates. Interest expense decreased significantly due to the retirement of our Notes in 2009. Interest expense for the three months ended June 30, 2009 included $0.1 million of contractual interest on our Notes, non-cash amortization of our Notes’ debt discount of $0.3 million and non-cash amortization of capitalized issuance costs of $27,000. Interest expense for the six months ended June 30, 2009 included $0.3 million of contractual interest on our Notes, non-cash amortization of our Notes’ debt discount of $0.8 million and non-cash amortization of capitalized issuance costs of $0.1 million.
Taxes
     We recorded an income tax expense of $196,000 and $69,000 for the three months ended June 30, 2010 and 2009, respectively, principally from our foreign operations. We recorded an income tax expense of $296,000 and $117,000 for the six months ended June 30, 2010 and 2009, respectively, principally from our foreign operations.
Liquidity and Capital Resources
     The Company generates cash from operations predominantly from the sale of high performance computer systems and related services. The Company typically has a small number of significant contracts that make up the majority of total revenue. The material changes in certain of the Company’s balance sheet accounts are due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
     At June 30, 2010 the Company was in the middle of a very large production ramp to deliver a new Cray XE6 supercomputer to several customers. This production ramp has resulted in a significant increase in inventory to $110.6 million compared to $29.0 million at December 31, 2009. Associated with this increase is a large increase in accounts payable to $64.9 million compared to $18.8 million at year-end. Partially offsetting these impacts on our liquidity position has been an increase in the current portion of deferred revenues to $75.9 million from $42.4 million at December 31, 2009 resulting principally from contractual rights to bill certain of these customers for part of the contract before full customer acceptance and related revenue recognition.

Later in 2010 or in early 2011 we anticipate that the impacts of this large production ramp on our liquidity will reverse at least in part, however any delays in deliveries or acceptances of our systems could also delay such reversal and significantly reduce the Company’s liquidity and cash position.
     Cash and cash equivalents, restricted cash and short-term investments totaled $85.3 million at June 30, 2010 compared to $113.2 million at December 31, 2009. Management expects cash to decrease in the third quarter of 2010 as the Company continues to build inventory in advance of the delivery and acceptance of certain large-scale systems.
     Cash flow information includes the following:

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$(25,316)	$18,552
Investing Activities	$671	$(1,571)
Financing Activities	$318	$(27,536)
     Operating Activities. Net cash used in operating activities for the six months ended June 30, 2010 was $25.3 million compared to net cash provided by operating activities of $18.6 million for the same period in 2009. For the six months ended June 30, 2010, net cash used in operating activities was principally the result of a buildup of inventory related to certain large-scale system contracts, much of which management expects to be converted to cash in the second half of 2010. For the six months ended June 30, 2009, net cash provided by operating activities was principally the result of decreases in accounts receivable and inventory as acceptance and payment were received for certain large-scale systems.
     Investing Activities. Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2010, compared to net cash used in investing activities of $1.6 million for the same 2009 period. Net cash provided by investing activities for the six months ended June 30, 2010 was due principally to the sale of short-term investments partially offset by the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2009 was principally due to purchases of property and equipment.
     Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $0.3 million, compared to net cash used in financing activities of $27.5 million for the same period in 2009. Net cash provided by financing activities for the six months ended June 30, 2010 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan. Net cash used in financing activities for the six months ended June 30, 2009 resulted primarily from the repurchase of our Notes and our stock options from our 2009 stock option repurchase tender offer, partially offset by the issuance of common stock through our employee stock purchase plan and exercises of stock options.
     In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations at June 30, 2010 (in thousands):

	Amounts Committed by Year
		2010
		(Less than
Contractual Obligations	Total	1 Year)	2011-2012	2013-2014	Thereafter
Development agreements	$18,110	$8,794	$9,191	$125	$—
Operating leases	28,210	2,077	6,702	6,519	12,912
Unrecognized income tax benefits	488	265	223	—	—

Total contractual cash obligations	$46,808	$11,136	$16,116	$6,644	$12,912

     The Company had $3.5 million of unused borrowing on a line of credit of $3.5 million at June 30, 2010 and December 31, 2009.
     We believe that current cash and cash equivalents balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. For example; If we are unable to manufacture, deliver and obtain customer acceptances of our Cray XE6 systems scheduled for delivery in the second half of 2010, our 2010 revenue and cash will be substantially reduced and our financial results will be significantly adversely affected. During the second half of 2010 there will likely be a period of time where our liquidity position is significantly lower than at June 30, 2010 levels. We have discussed and been granted extended payment terms with certain key suppliers to help us mitigate the impact of our new product manufacturing ramp.

In addition we have been discussing with a bank the addition of a secured credit line of between $15 and $25 million that could be accessed if necessary to fund our temporary working capital needs. Should there be significant delays in product acceptances for the new Cray XE6 systems the Company may need to assess these and potentially other sources of financing. There can be no assurance that extended supplier credit terms, additional lines of credit or other financing will be available in amounts or on terms needed or acceptable to us, if at all.
     We continually evaluate opportunities to sell equity or debt securities, access existing credit facilities or obtain new credit facilities to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our shareholders. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that these financing instruments will be available in amounts or on terms needed or acceptable to us, if at all.
Contractual Obligations
     There have been no significant changes in our contractual obligations during the six months ended June 30, 2010, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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
     Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2010, we were a party to forward exchange contracts that hedged approximately $31.3 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2010, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.6 million.

Item 4.	Controls and Procedures
     Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2010, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Limitations on effectiveness of control. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
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
     We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009 and a net loss of $18.2 million for the six months ended June 30, 2010.
     Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:
•
manufacturing and delivering our new Cray XE6 systems (formerly referred to as our “Baker” systems) in sufficient quantities and in a timely fashion and achieving acceptances of Cray XE6 systems delivered in 2010;

•
the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	achieving acceptances of Cray XT6 system deliveries in 2010;

•	successfully selling and delivering our Cray XT6, Cray XE6, and Cray XT6m systems and upgrade and successor systems;

•	the successful continued expansion of our Custom Engineering strategic initiative;

•
our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	our ability to successfully and timely design, integrate and secure competitive processors into and for our systems, including for successors to our Cray XT6 and Cray XE6 systems;

•	the competitiveness of our products;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level of product gross profit contribution in any given period due to volume or product mix, strategic transactions, product life cycle, currency fluctuations and component costs;

•	the level and timing of maintenance contract renewals with existing customers;

•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;

•
revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems and longer than expected customer acceptance cycles; and

•	the terms and conditions of sale or lease for our products and services.
     The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows and are affected by events outside our control, such as:
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
     If we are unable to manufacture, deliver and obtain customer acceptances of our Cray XE6 systems scheduled for delivery in 2010, our 2010 revenue and cash will be substantially reduced and our financial results will be significantly adversely affected. Our 2010 expected financial results are dependent upon our Cray XE6 systems (formerly referred to as our “Baker” systems) that we have just begun shipping to customers as a substantial portion of our 2010 revenue and cash flow are expected to be derived from these system sales. To obtain revenue and cash from these sales, we must manufacture the systems to be delivered, deliver them to customers and obtain customer acceptances of the systems typically based on performance, functionality and reliability testing. If we are unable to manufacture and deliver the systems early enough in the year to allow for customer acceptance testing, or if the systems do not perform as required, we may not be able to obtain customer acceptances in 2010. To accomplish this, we must also successfully manufacture what for us would be an extremely large number of system cabinets in a relatively short period of time. Finally, we must complete customer acceptance testing and meet our contractual requirements to obtain the customer acceptance of the system and realize the revenue and receive payment for the system. Because of the complexity of our systems, there are often additional updates or development work that must be completed even after delivery of a system to a customer to meet the system acceptance requirements, and we expect that such additional work will likely be required to achieve acceptances of these systems.

If we are unable to complete all of these items in 2010 for Cray XE6 systems scheduled to be delivered in 2010, our 2010 revenue and cash will be substantially reduced. We have already incurred expenses and used a significant amount of cash in 2010 to develop and deliver these systems and must continue to do so regardless of whether customer acceptances are obtained in 2010, and therefore our overall financial results and our cash will be significantly adversely affected if we are not able to obtain revenue and cash from these system sales in 2010. We are working to obtain extended payment terms with certain key suppliers and are considering adding an additional credit line to help us mitigate the impact of the requirement that we spend considerable cash in advance of delivery and acceptance of these systems. Should there be significant delays in product acceptances for the new Cray XE6 systems the Company may need to assess these and potentially other sources of financing. There can be no assurance that extended supplier credit terms, additional lines of credit or other financing will be available in amounts or on terms needed or acceptable to us, if at all.
     If the Defense Advanced Research Projects Agency (“DARPA”) terminates our DARPA High Productivity Computing Systems (“HPCS”) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $122 million of which we have already earned. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. We have one additional milestone that could be completed in 2010. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our recent discussions with DARPA on the changes in scope and program schedule, third and fourth quarters of 2009 and full-year 2009 results were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.
     If our strategic initiatives targeting markets outside of the high end of the HPC market, particularly our Custom Engineering initiative, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of the high end of the HPC market, particularly if that segment of the market does not grow significantly. We currently have three such new strategic initiatives: Custom Engineering; selling our Cray XT6m and successor systems; and selling our Cray CX and successor systems. Our Custom Engineering initiative has demonstrated the most growth to date, and we believe it represents the best opportunity for us to diversify our revenue. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts, timely perform on existing contracts and develop our capability for business development, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. The Cray XT6m and successor systems require successful sales in a lower priced segment of the supercomputer market. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts. Although we have not introduced a product relying primarily on indirect sales in the past, sales of Cray CX systems will depend upon continuing to build a new global network of independent resellers in Europe, North America and Asia-Pacific and having those resellers successfully sell these new Cray CX systems in the competitive workgroup server market.

     If we are unable to successfully sell and deliver our Cray XT6 and Cray XE6 systems and develop, sell and deliver successor systems, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XT6, Cray XE6 (formerly referred to as “Baker”) and successor systems, and upgrades. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XT6, Cray XE6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XT6, Cray XE6 and successor systems.
     Many factors affect our ability to successfully develop and sell these systems, including the following:
•
The level of product differentiation in our Cray XT6, Cray XE6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•
Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties adversely affect the gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with successors to the Cray XT5 system.

•
Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. Through the second quarter of 2010, we have written off approximately $5.0 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $3.0 million remaining inventory in the future.

     Failure to successfully sell our Cray XT6 and Cray XE6 systems and develop and sell successor systems into the high end of the HPC market will adversely affect our operating results.
     The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, has resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components, particularly in the middle and lower portions of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end HPC or supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements, and this pricing pressure may cause us to reduce our pricing in order to remain competitive which can negatively impact our gross margins and adversely affect our operating results.
     Failure to overcome the technical challenges of developing competitive supercomputer systems years before they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XT6 and Cray XE6 (formerly referred to as “Baker”) systems, incorporate Intel technologies into our products and complete our DARPA HPCS program. We are also exploring the incorporation of potentially key technological alternatives into our products, such as graphic processing units.

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
     Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems and storage subsystems. In addition, we use original equipment manufacturers to deliver complete Cray CX systems. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:
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

•
If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through additional design testing and verification efforts, re-spins of integrated circuits and/or development of replacement components, the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements.

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

     For example, our DARPA HPCS project was adversely affected by changes by Intel in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XT5, Cray XT6 and Cray XE6 (formerly referred to as “Baker”) systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could continue to adversely affect results for 2010 and in subsequent periods. The failure by the original equipment manufacturer of our Cray CX1 systems to timely obtain necessary certifications also adversely affected our ability to introduce and ramp up sales of this product in 2009.

     If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2007, 2008 and 2009 and the first six months of 2010, approximately 60%, 81%, 72% and 64%, respectively, of our revenue was derived from such sales. Our plans for 2010 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, the current economic uncertainty and its effect on government budgets, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
     If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we currently use from AMD or design in over time, our Cray XT6, Cray XT6m, Cray XE6 (formerly referred to as “Baker”) and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our Cray XT/XE line of supercomputers until 2012 or 2013.
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
     We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008 and 2009 and the first six months of 2010, 81%, 72% and 64%, respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in Custom Engineering is also primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. In addition, other government regulations affect our business operations.
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

     We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products or cause delay in development. The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray CX, Cray XT, Cray XE and successor systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.
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
     Provisions of our Restated Articles of Incorporation and Bylaws could make a proposed acquisition of Cray that is not approved by our Board of Directors more difficult. Provisions of our Restated Articles of Incorporation and Bylaws could make it more difficult for a third-party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Bylaws provide for:
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
     These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third-party that is not approved by our Board of Directors.

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

CRAY INC.
Date: August 6, 2010	/s/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

/s/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

/s/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer