Form 10-Q
period 2010-09-30
CRAY INC
filed 2010-11-08
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒

As of November 3, 2010, there were 36,005,429 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,207	$105,018
Restricted cash	5,324	5,161
Short-term investments, available-for-sale	—	2,999
Accounts and other receivables, net	31,442	38,207
Inventory	149,346	29,011
Prepaid expenses and other current assets	11,165	5,514

Total current assets	265,484	185,910

Property and equipment, net	19,207	19,809
Service inventory, net	1,707	1,719
Deferred tax assets	3,069	2,661
Other non-current assets	12,923	13,561

TOTAL ASSETS	$302,390	$223,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,821	$18,783
Accrued payroll and related expenses	11,851	16,219
Other accrued liabilities	7,383	9,735
Deferred revenue	134,723	42,414

Total current liabilities	195,778	87,151

Long-term deferred revenue	10,495	9,627
Other non-current liabilities	2,700	2,719

TOTAL LIABILITIES	208,973	99,497

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 35,950,242 and 35,181,407 shares, respectively	557,077	551,220
Accumulated other comprehensive income	6,556	6,148
Accumulated deficit	(470,216)	(433,205)

TOTAL SHAREHOLDERS’ EQUITY	93,417	124,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$302,390	$223,660

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$23,462	$32,374	$41,780	$133,937
Service	19,374	26,201	58,177	61,863

Total revenue	42,836	58,575	99,957	195,800

Cost of revenue:
Cost of product revenue	18,355	24,784	30,948	93,381
Cost of service revenue	13,741	10,867	40,317	33,095

Total cost of revenue	32,096	35,651	71,265	126,476

Gross profit	10,740	22,924	28,692	69,324

Operating expenses:
Research and development, net	18,563	17,321	33,301	42,246
Sales and marketing	6,512	6,279	19,348	18,683
General and administrative	4,166	3,476	12,471	11,523

Total operating expenses	29,241	27,076	65,120	72,452

Loss from operations	(18,501)	(4,152)	(36,428)	(3,128)

Other (expense) income, net	(149)	916	(200)	(575)
Interest income (expense), net	61	35	100	(849)

Loss before income taxes	(18,589)	(3,201)	(36,528)	(4,552)
Income tax benefit (expense)	(187)	1,094	(483)	977

Net Loss	$(18,776)	$(2,107)	$(37,011)	$(3,575)

Basic and diluted net loss per common share	$(0.55)	$(0.06)	$(1.08)	$(0.11)

Basic weighted average shares outstanding	34,435	33,689	34,213	33,491

Diluted weighted average shares outstanding	34,435	33,689	34,213	33,491

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(37,011)	$(3,575)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,805	6,314
Loss on disposal of fixed assets	397	—
Share-based compensation expense	3,619	4,581
Inventory write-down	833	5,481
Amortization of debt issuance costs	—	79
Loss on repurchase of Notes	—	910
Amortization of Notes debt discount	—	832
Deferred income taxes	(408)	(2,693)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	6,792	51,413
Inventory	(124,808)	21,675
Prepaid expenses and other assets	(5,185)	12,459
Accounts payable	23,145	5,766
Accrued payroll and related expenses and other accrued liabilities	(2,634)	(41,717)
Other non-current liabilities	(2,633)	207
Deferred revenue	93,610	(42,541)

Net cash provided by (used in) operating activities	(37,478)	19,191

Investing activities:
Sales/maturities of short-term investments	3,000	7,850
Purchases of short-term investments	—	(5,481)
Increase in restricted cash	(122)	(809)
Purchases of property and equipment	(2,697)	(5,217)

Net cash provided by (used in) investing activities	181	(3,657)

Financing activities:
Repurchase of Notes	—	(27,150)
Proceeds from issuance of common stock through employee stock purchase plan	399	391
Proceeds from exercises of stock options	116	254
2009 stock option repurchase tender offer, purchase of options	—	(669)

Net cash provided by (used in) financing activities	515	(27,174)

Effect of foreign exchange rate changes on cash and cash equivalents	(29)	601

Net decrease in cash and cash equivalents	(36,811)	(11,039)

Cash and cash equivalents:
Beginning of period	105,018	72,373

End of period	$68,207	$61,334

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$395
Cash paid for income taxes	$1,441	$1,334

Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$3,640	$1,585
Value of shares issued for 401(k) match	$1,722	$1,537

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

During the nine months ended September 30, 2010, the Company incurred a net loss of $37 million and used $37.5 million of cash in operating activities. The Company had $69.7 million of working capital as of September 30, 2010. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence (“VSOE”). The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence (“TPE”). The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. On certain transactions the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses either the list price of the deliverable less a discount or the cost to provide the product or service plus a margin. When using list price less a discount the Company uses discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin the Company considers the total cost of the product or service, including customer-specific and geographic factors. The Company also considers the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins

Product. The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

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

Project. Revenue from design and build contracts is recognized under the percentage-of-completion (“POC”) method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

The Company records revenue from research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue can now be based on entity-specific assumptions in addition to assumptions derived as a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at September 30, 2010	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$73,531		$73,531	$—
Foreign exchange forward contracts	—		—	—

Assets measured at fair value at September 30, 2010	$73,531		$73,531	$—

Liabilities:
Foreign exchange forward contracts (1)	$(2,152)	$		$(2,152)

Liabilities measured at fair value at September 30, 2010	$(2,152)		$—	$(2,152)

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of September 30, 2010, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 17.6 million British pound sterling and 53.3 million Swedish krona and hedged foreign currency exposure of approximately $32.9 million. Cash receipts associated with the hedged contracts are expected to be received in 2010 and 2011, during which time the revenue on the associated sales contracts are expected to be recognized.

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

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2010	Fair Value as of December 31, 2009
Foreign currency contracts	Prepaid expenses and other assets	$—	$51
Foreign currency contracts	Other accrued liabilities	$(2,152)	$(1,659)

Total derivatives classified as hedging instruments		$(2,152)	$(1,608)

As of September 30, 2010 and December 31, 2009, foreign currency gains of $2.7 million and $2.9 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2009, the Company recorded approximately $1.2 million and $1.7 million, respectively, in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three and nine months ended September 30, 2010, the Company recorded approximately $23,000 in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

For the three and nine month periods ended September 30, 2010 and 2009, outstanding stock options, unvested restricted stock grants, restricted stock units and shares issuable upon conversion of the Notes were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine month periods ended September 30, 2010, potential gross common shares of 5.0 million were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2009, potential gross common shares of 4.4 million were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(18,776)	$(2,107)	$(37,011)	$(3,575)
Unrealized net gain (loss) on available-for-sale investments	—	4	(4)	4
Cash flow hedges:
Net gain (loss) on cash flow hedges	(1,255)	513	(251)	(703)
Amounts recognized in revenue (increase)	(23)	(1,179)	(23)	(1,667)

	(1,278)	(666)	(274)	(2,370)
Foreign currency translation adjustment	864	78	686	(656)

Comprehensive loss	$(19,190)	$(2,691)	$(36,603)	$(6,597)

Note 6 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade accounts receivable	$21,332	$26,375
Unbilled receivables	598	5,791
Advance billings	9,386	2,968
Other receivables	281	3,245

	31,597	38,379
Allowance for doubtful accounts	(155)	(172)

Accounts and other receivables, net	$31,442	$38,207

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of September 30, 2010 and December 31, 2009, accounts and other receivables included $22.7 million and $19.5 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.2 million and $4.1 million were unbilled as of September 30, 2010 and December 31, 2009, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2010, one non-U.S. government customer accounted for 10% of total accounts and other receivables. As of December 31, 2009, one non-U.S. government customer accounted for 13% of total accounts and other receivables.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 — Inventory

Inventory consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Components and subassemblies	$15,567	$10,687
Work in process	18,053	14,383
Finished goods	115,726	3,941

Total	$149,346	$29,011

Finished goods inventory of $108.2 million and $3.6 million was located at customer sites pending acceptance as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, four customers accounted for $87.8 million, and at December 31, 2009, three customers accounted for $3.3 million of finished goods inventory.

During the three and nine months ended September 30, 2010, the Company wrote off $0.3 million and $0.8 million, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line. During the three and nine months ended September 30, 2009, the Company wrote off $4.5 million and $5.5 million, respectively, of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line, which was principally a $4.5 million charge for estimated excess inventory of a Cray custom-made component known as the Cray SeaStar.

Note 8 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred product revenue	$109,892	$18,305
Deferred service revenue	35,326	33,736

Total deferred revenue	145,218	52,041
Less long-term deferred revenue	(10,495)	(9,627)

Deferred revenue in current liabilities	$134,723	$42,414

As of September 30, 2010, five customers accounted for 76% of total deferred revenue. At December 31, 2009, two customers accounted for 44% of total deferred revenue.

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

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model and employed the following key weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.2%	2.0%	1.8%	1.6%
Expected dividend yield	0%	0%	0%	0%
Volatility	75%	79%	74%	79%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.23	$4.69	$3.03	$2.21

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and nine month periods ended September 30, 2010 was 10% and 8%, respectively. The estimated forfeiture rate for stock option grants during the three and nine month periods ended September 30, 2009 was 10% and 8%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product revenue	$58	$51	$159	$175
Cost of service revenue	118	95	321	393
Research and development, net	431	390	1,216	1,629
Sales and marketing	10	182	420	694
General and administrative	513	460	1,503	1,690

Total	$1,130	$1,178	$3,619	$4,581

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2009	3,116,522	$6.43
Grants	710,950	$5.49
Exercises	(23,419)	$4.96
Cancellations	(289,530)	$7.30

Outstanding at September 30, 2010	3,514,523	$6.17	7.5 years

Exercisable at September 30, 2010	1,641,519	$7.32	6.0 years

Available for grant at September 30, 2010	3,382,633

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2010, there was $4.5 million of aggregate intrinsic value of outstanding stock options, including $1.6 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. During the three and nine months ended September 30, 2010, stock options covering 15,808 and 23,419 shares of common stock, respectively, with a total intrinsic value of $26,130 and $34,264 respectively, were exercised. During the three and nine months ended September 30, 2009, stock options covering 37,170 and 41,945 shares of common stock, respectively, with a total intrinsic value of $87,000 and $94,000 respectively, were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	1,431,885	$5.22
Granted	501,157	5.54
Forfeited	(142,912)	4.45
Vested	(285,314)	6.04

Outstanding at September 30, 2010	1,504,816	$5.24

The aggregate fair value of restricted stock vested during the nine months ended September 30, 2010 was $1.4 million.

As of September 30, 2010, the Company had $9.3 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.37 years.

In March 2009, the Company completed a tender offer to purchase 1.8 million of eligible vested and unvested employee and director stock options outstanding for $669,000. The tender offer was for options with a grant price of $8.00 or more, which were granted prior to May 2007. The amount charged to shareholders’ equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase was $587,000, with the balance of $82,000 charged to compensation expense as amounts paid were in excess of estimated fair value. The Company recorded $1.4 million of stock-based compensation expense in the nine months ended September 30, 2009 related to previously unrecognized compensation cost of unvested stock options that were purchased.

Note 10 — Taxes

The Company recorded income tax expense of $187,000 and $483,000, respectively, for the three and nine months ended September 30, 2010. The expense recorded was primarily related to foreign income taxes payable. The Company recorded an income tax benefit of $1.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2009. The income tax benefit realized during the three and nine months ended September 30, 2009 was primarily the result of the reversal of approximately $1.1 million of valuation allowance held against certain deferred income tax assets of our Japanese subsidiary.

The Company continues to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.

Note 11 — Geographic Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company continues to operate in a single operating segment.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data presents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended September 30,
Product revenue	$19,855	$15,255	$3,607	$17,119	$23,462	$32,374
Service revenue	14,214	22,676	5,160	3,525	19,374	26,201

Total revenue	$34,069	$37,931	$8,767	$20,644	$42,836	$58,575

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Nine months ended September 30,
Product revenue	$31,032	$95,021	$10,748	$38,916	$41,780	$133,937
Service revenue	43,375	47,326	14,802	14,537	58,177	61,863

Total revenue	$74,407	$142,347	$25,550	$53,453	$99,957	$195,800

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $32.0 million and $68.6 million, respectively, for the three and nine months ended September 30, 2010, compared to approximately $34.3 million and $133.4 million, respectively, for the three and nine months ended September 30, 2009.

Note 12 — Commitments and Contingencies

In 2009 a complaint was filed against the Company and Mellon Investor Services, LLC (the Company’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of the Company. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly due to the receiver. The Company will continue to evaluate the claim but does not expect the outcome to have a material impact on its financial position.

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

We believe we are well-positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect, packaging and system software capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, to continue to increase performance as our systems grow in size. Purpose-built for the supercomputer market, our higher-end systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our current plans are based on gaining market share in the high-end supercomputer market segment (which is expected to grow), extending our technology leadership, maintaining our focus on execution and profitability and expanding our addressable market through broadening of our engineering services offerings, specifically our Custom Engineering practices, and selling our newer Cray XTm systems.

The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders (including the ongoing rollout of the new Cray XT6 and Cray XE6 systems), and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, and certain balance sheet accounts are expected to vary significantly quarter to quarter and year to year. Also, given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a few customers.

Cray released the Cray XT6 system in the second quarter of 2010 and began shipping the Cray XE6 system in the third quarter of 2010. Product revenues for the three and nine months ended September 30, 2010 were significantly lower than the prior period primarily due to customers deferring purchases pending the release of these new products. Additionally, a portion of the revenue recognized in the first nine months of 2009 was from products delivered at the end of 2008. A significant level of Cray XT6 and Cray XE6 systems are expected to be accepted, and the associated revenue recorded, during the fourth quarter of 2010 and potentially the first quarter of 2011 to the extent any of these customer acceptances are not completed in 2010.

Summary of First Nine Months of 2010 Results

Total revenue decreased $95.8 million for the first nine months of 2010, from $195.8 million to $100.0 million, compared to the first nine months of 2009, due to decreased product revenue of $92.2 million.

Net loss for the first nine months of 2010 was $37.0 million compared to a net loss of $3.6 million for the same period in 2009, due to decreased gross profit of $40.6 million primarily driven by lower product revenue that was partially offset by a $7.3 million decrease in operating expenses. Operating expenses decreased primarily due to a reduction in net research and development expenses resulting from lower outside engineering costs caused by a reduction in scope of the DARPA agreement.

Net cash used in operations was $37.5 million for the first nine months of 2010 compared to net cash provided by operations of $19.2 million for the first nine months of 2009. The cash usage was primarily a result of large increase in inventory to support Cray XT6 and Cray XE6 system deliveries in the second half of 2010 and to fund the net loss year-to-date. Cash and short-term investment balances, including restricted cash balances, were $73.5 million as of September 30, 2010 compared to $113.2 million as of December 31, 2009.

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

Several of these trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements where “time to solution” is of significant importance.

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

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system and programming environment software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray CX family, Cray XT5m and Cray XT6m systems.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue. Product revenue generally constitutes the major portion of our revenue in most reporting periods and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities, fiscal funding and product development cycles. Revenue growth is the best indicator of whether we are achieving our objective of increased market share in the markets we address. The introduction of the Cray XT family and our longer-term product roadmap, including our initiative to integrate Intel processors and our new Cray XE6, are efforts to increase product revenue. We have also been increasing our product and service offerings to grow revenue. This includes additional engineering services and external high performance data storage through our Custom Engineering initiative and products such as the Cray CX and Cray XT6m and successor systems. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue in any particular period.

Gross profit. Our total gross profit margin and our product gross profit margin for the first nine months of 2010 were 29% and 26%, respectively, which reflect decreases from the respective 2009 levels of 35% and 30%, respectively. Product gross profit margin for the first nine months of 2010 was negatively impacted by certain low margin transactions. Service gross profit margin of 31% for the nine month period ended September 30, 2010 was down from 47% during the same period in 2009. This was primarily due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities without sufficient revenue to maintain the gross margin. Additionally, service revenue in the nine month period ended September 30, 2010 was reduced by $1 million in 2010 due to an increase in the estimated costs to complete a Custom Engineering contract that resulted in an adjustment of revenue that had been recognized in prior periods. Gross profit in the first nine months of 2009 was negatively impacted by a large, low gross profit contract (on which $36 million was recognized in the first quarter of 2009) and a delay in signing of a contract and related revenue recognition issues relating to an anticipated Custom Engineering project on which costs were incurred. We continue to focus on maintaining and improving our product gross profit over the long term, which we believe is best achieved through product differentiation as compared to our competitors.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating expenses for the first nine months of 2010 were approximately $7.3 million less than the first nine months of 2009 resulting from a reduction in net research and development expenses due to a reduction in outside engineering services costs. Operating expenses can increase significantly in profitable quarters where incentive compensation can be high.

Liquidity and cash flows. Due to the variability in product revenue and new contracts, our cash position also varies from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective and should improve our cash position.

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Condensed Consolidated Financial Statements included in our 2009 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2010, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence (“VSOE”). The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence (“TPE”). The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. On certain transactions the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses either the list price of the deliverable less a discount or the cost to provide the product or service plus a margin. When using list price less a discount the Company uses an average of the discount from list price for previous transactions and consider several factors including, the transaction, the product lifecycle, and considering any changes to list prices. The data is collected from prior sales, but may not have the sample size or consistency to establish VSOE but is sufficiently objective to estimate the selling price. When using cost plus a margin, the Company considers several factors including the total cost of the product or service, customer-specific and geographic factors. The Company also considers the historical margins of the product or service on similar contracts and any changes to pricing methodologies or cost drivers that would cause margins on current contracts to differ from historical margins.

Product. The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

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

Project. Revenue from design and build contracts is recognized under the percentage-of-completion (“POC”) method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

The Company records revenue from research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

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

Inventory Valuation

We record our inventory at the lower of cost or market. We regularly evaluate the technological usefulness and anticipated future demand for our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write-down the related inventory to our estimate of its market value.

Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write-down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the nine month period ended September 30, 2010, we recorded a charge of $833,000 related to inventory in excess of estimated future demand. The largest portion of this write-down related to a Cray custom-made component used on the Cray XT products known as the Cray SeaStar interconnect purchased in 2008 under a last-time buy procurement.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our recent results of operations and expected future profitability. We consider our actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

As of September 30, 2010, we had approximately $149.1 million of net deferred tax assets, against which we provided a $146.0 million valuation allowance, resulting in a net deferred tax asset of $3.1 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not.

Research and Development Expenses

Research and development expenses include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features and costs related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. The amendment called for us to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of September 30, 2010, the full balance of the refund had been received. The rebate right of $6.2 million is classified in “Other non-current assets” in the Condensed Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue can now be based on entity-specific assumptions in addition to assumptions derived as a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2009.

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

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product revenue	$23,462	$32,374	$41,780	$133,937
Less: Cost of product revenue	18,355	24,784	30,948	93,381

Product gross profit	$5,107	$7,590	$10,832	$40,556

Product gross profit margin	22%	23%	26%	30%

Service revenue	$19,374	$26,201	$58,177	$61,863
Less: Cost of service revenue	13,741	10,867	40,317	33,095

Service gross profit	$5,633	$15,334	$17,860	$28,768

Service gross profit margin	29%	59%	31%	47%

Total revenue	$42,836	$58,575	$99,957	$195,800
Less: Total cost of revenue	32,096	35,651	71,265	126,476

Total gross profit	$10,740	$22,924	$28,692	$69,324

Total gross profit margin	25%	39%	29%	35%

Product Revenue

Product revenue for the three and nine months ended September 30, 2010 was $23.5 million and $41.8 million, respectively, primarily from sales of Cray XT5 systems and third-party equipment. Product revenue for the three and nine months ended September 30, 2009 was $32.4 million and $133.9 million, respectively, primarily from sales of and upgrades to Cray XT systems and third-party equipment. Product revenue for the three and nine months ended September 30, 2010 were significantly lower than the prior periods primarily due to the anticipated release of the Cray XT6 and Cray XE6 systems in the second half of 2010 and the recognition of revenue in the first half of 2009 from product deliveries at the end of 2008. Several customers deferred purchases pending the release of Cray XE6 systems, the successor product to the Cray XT5 and Cray XT6 systems, with the majority of those product deliveries expected to be accepted and recognized as revenue in the fourth quarter of 2010 or early 2011.

Service Revenue

Service revenue for the three months ended September 30, 2010 was $19.4 million compared to $26.2 million for the same period in 2009. Service revenue for the nine months ended September 30, 2010 was $58.2 million compared to $61.9 million for the same period in 2009, a decrease of $3.7 million. The decreases were primarily caused by delays on certain Custom Engineering contracts.

Cost of Product Revenue and Product Gross Profit

For the three and nine months ended September 30, 2010, cost of product revenue decreased $6.4 million and $62.4 million, respectively, based on lower product revenues. For the three months ended September 30, 2010, product gross profit margin decreased by 1 percentage point to 22 percent, compared to the same period in 2009. Product gross margins for the quarters ended September 30, 2010 and 2009 are not indicative of expected full year results. For the nine months ended September 30, 2010, product gross profit margin dropped 4 percentage points from the same period in 2009 partially due to two low margin transactions. Cost of product revenue for the first nine months of 2009 was negatively impacted by higher excess and obsolete charges.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue increased $2.9 million and service gross profit margin decreased by 30 percentage points to 29% during the three months ended September 30, 2010 compared to the same period in 2009. These changes were principally due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities ahead of revenue. For the nine months ended September 30, 2010, cost of service revenue increased $7.2 million and service gross profit margin decreased by 16 percentage points to 31% compared to the same period in 2009. These changes were primarily due to the increase in personnel and third-party costs associated with our increased Custom Engineering activities and a revision in estimated progress toward completion on a contract accounted for under the percentage of completion method during the nine months ended September 30, 2010.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross research and development expenses	$20,583	$19,197	$59,828	$70,089
Less: Amounts included in cost of revenue	(27)	(410)	(34)	(1,705)
Less: Reimbursed research and development (excludes amounts in revenue)	(1,993)	(1,466)	(26,493)	(26,138)

Net research and development expenses	$18,563	$17,321	$33,301	$42,246

Percentage of total revenue	43%	30%	33%	22%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three months ended September 30, 2010, gross research and development expenses increased $1.4 million from the same period in 2009. For the nine months ended September 30, 2010, gross research and development expenses decreased $10.3 million from the same period in 2009, due principally to lower outside services from the completion of the process improvement consulting costs in 2009 and reduced salary and related expenses.

In February 2010, the Company and the Defense Advanced Research Projects Agency High Productivity Computing Systems program (“DARPA”) amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. The remaining amount of the milestones under the contract was reduced by $60 million. Pursuant to the recently-amended contract, we are required to spend $285 million on our DARPA Phase III project in order to receive the full $190 million of co-funding. We currently do not expect that spending will be a limiting issue. We received acceptance of the final DARPA milestone planned for 2010 in October 2010 for $12 million. The significant majority, if not all, of the $12 million milestone is expected to be credited against gross research and development expense for the fourth quarter of 2010. The Company will assess how much of the $12 million milestone will be credited against research and development expenses during the fourth quarter of 2010.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2010 and 2009, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales and marketing	$6,512	$6,279	$19,348	$18,683
Percentage of total revenue	15%	11%	19%	10%
General and administrative	$4,166	$3,476	$12,471	$11,523
Percentage of total revenue	10%	6%	12%	6%

Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2010 increased $233,000 and $665,000, respectively, from the same periods in 2009, primarily due to higher salaries and benefits related to our strategic initiatives as well as increased expenses in our foreign locations offset by lower commissions and bonus expense.

General and Administrative. General and administrative expense for the three and nine months ended September 30, 2010 increased $690,000 and $948,000, respectively, from the same periods in 2009, primarily due to higher salaries and benefits.

Research and Development, Sales and Marketing, and General and Administrative expenses can vary significantly from quarter to quarter depending on the level of incentive compensation earned, which is based largely on year-to-date operating results and milestones completed under externally funded research and development contracts.

Other Income (Expense), net

For the three months ended September 30, 2010, we recognized net other expense of $149,000 compared to net other income of $916,000 for the same period in 2009. Net other income (expense) for the three months ended September 30, 2010 and 2009 was principally the result of foreign currency transaction gains (losses). For the nine months ended September 30, 2010, we recognized net other expense of $200,000 compared to net other expense of $575,000 for the same period in 2009. Net other expense for the nine months ended September 30, 2010 was principally the result of foreign currency transaction losses. Net other expense for the nine months ended September 30, 2009 was principally the result of a loss on the repurchase of Notes and foreign currency transaction losses.

Interest Income (Expense), net

Our interest income and interest expense for the three and nine months ended September 30, 2010 and 2009, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$30	$58	$119	$438
Interest expense	31	(23)	(19)	(1,287)

Interest income (expense), net	$61	$35	$100	$(849)

Interest income decreased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of lower invested balances and short-term interest rates. Interest expense in the three and nine month periods ended September 30, 2010 included the $47,000 reversal of estimated interest on a tax liability. The actual interest charged was less than the accrued amount and the reversal of the excess was larger than actual interest expense for the quarter. Interest expense for the nine months ended September 30, 2010 decreased significantly compared to the same period in 2009 due to the retirement of our Notes in 2009. Interest expense for the three months ended September 30, 2009 included $1,000 of contractual interest on our Notes and non-cash amortization of our Notes’ debt discount of $4,000. Interest expense for the nine months ended September 30, 2009 included $0.3 million of contractual interest on our Notes, non-cash amortization of our Notes’ debt discount of $0.8 million and non-cash amortization of capitalized issuance costs of $0.1 million.

Taxes

We recorded income tax expense of $187,000 and $483,000, respectively, for the three and nine months ended September 30, 2010. The expense recorded was primarily related to foreign income taxes payable. We recorded an income tax benefit of $1.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2009. The income tax benefit realized during the three and nine months ended September 30, 2009 was primarily the result of the reversal of approximately $1.1 million of valuation allowance held against certain deferred income tax assets of our Japanese subsidiary.

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

At September 30, 2010 the Company was completing a very large production ramp to deliver new Cray XE6 supercomputers to several customers. This production ramp has resulted in a significant increase in inventory to $149.3 million as of September 30, 2010 compared to $29.0 million at December 31, 2009. Associated with this increase is a large increase in accounts payable to $41.8 million as of September 30, 2010 compared to $18.8 million at year-end. Partially offsetting these impacts on our liquidity position has been an increase in the current portion of deferred revenues to $134.7 million as of September 30, 2010 from $42.4 million at December 31, 2009 resulting principally from contractual rights to bill certain of these customers for part of the contract before full customer acceptance and related revenue recognition.

In the fourth quarter of 2010 or in early 2011 we anticipate that the impacts of this large production ramp on our liquidity will reverse at least in part as we collect payment for these systems based on receiving customer acceptance, however, any significant delays in deliveries or acceptances of our systems could also delay such reversal and significantly reduce the Company’s liquidity and cash position.

Cash and cash equivalents, restricted cash and short-term investments totaled $73.5 million at September 30, 2010 compared to $113.2 million at December 31, 2009.

Cash flow information includes the following (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating Activities	$(37,478)	$19,191
Investing Activities	$181	$(3,657)
Financing Activities	$515	$(27,174)

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2010 was $37.5 million compared to net cash provided by operating activities of $19.2 million for the same period in 2009. For the nine months ended September 30, 2010, net cash used in operating activities was principally the result of a buildup of inventory related to certain large-scale system contracts, much of which management expects to be converted to cash in the fourth quarter of 2010 or early 2011. For the nine months ended September 30, 2009, net cash provided by operating activities was principally the result of decreases in accounts receivable and inventory as acceptance and payment were received for certain large-scale systems.

Investing Activities. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2010, compared to net cash used in investing activities of $3.7 million for the same 2009 period. Net cash provided by investing activities for the nine months ended September 30, 2010 was due principally to the sale of short-term investments partially offset by the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2009 was principally due to purchases of property and equipment and an increase in restricted cash.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2010 was $0.5 million, compared to net cash used in financing activities of $27.2 million for the same period in 2009. Net cash provided by financing activities for the nine months ended September 30, 2010 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan. Net cash used in financing activities for the nine months ended September 30, 2009 resulted primarily from the repurchase of our Notes and our stock options from our 2009 stock option repurchase tender offer, partially offset by the issuance of common stock through our employee stock purchase plan and exercises of stock options.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations at September 30, 2010 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2010 (Less than 1 Year)	2011-2012	2013-2014	Thereafter
Development agreements	$16,369	$6,260	$9,984	$125	$—
Operating leases	28,859	1,038	7,765	7,144	12,912
Unrecognized income tax benefits	452	433	19	—	—

Total contractual cash obligations	$45,680	$7,731	$17,768	$7,269	$12,912

We believe that current cash and cash equivalents balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. For example, if we are unable to obtain customer acceptances of and customer payment for our Cray XT6 and Cray XE6 systems delivered in the second half of 2010, our 2010 revenue and cash will be substantially reduced and our financial results will be significantly adversely affected. We have discussed and been granted extended payment terms with certain key suppliers to help us mitigate the impact of our new product manufacturing ramp.

During the third quarter of 2010, we entered into a secured line of credit with a bank in the amount of $25 million. The first $15 million is available to us at any time and the additional $10 million is available if we exceed certain minimum financial ratios.

The Company had $28.5 million of unused borrowings on two lines of credit of $25 million and $3.5 million at September 30, 2010. The Company had $3.5 million of unused borrowings on one line of credit of $3.5 million at December 31, 2009.

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

Should there be significant delays in product acceptances of or payments for the Cray XT6 and the new Cray XE6 systems, the Company may need to assess these and potentially other sources of financing. There can be no assurance that extended supplier credit terms, additional lines of credit or other financing will be available in amounts or on terms needed or acceptable to us, if at all.

Contractual Obligations

There have been no significant changes in our contractual obligations during the nine months ended September 30, 2010, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2010, we were a party to forward exchange contracts that hedged approximately $32.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2010, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.8 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our operating results may fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue may depend on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter, and could shift associated revenue, gross profit and cash receipts from one quarter into another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, as it is expected to be in the fourth quarter this year, we may not be able to sustain profitability over successive quarters even if we are profitable for the year.

We have experienced net losses in recent periods and last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, including a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009 and a net loss of $37 million for the nine months ended September 30, 2010.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	achieving acceptances of Cray XT6 and Cray XE6 systems delivered, specifically those delivered in 2010 in the case of 2010 revenue and earnings;

•

the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of system sales in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	successfully selling, delivering and obtaining customer acceptances of our Cray XT6, Cray XE6, and Cray XT6m systems and upgrade and successor systems;

•	the successful continued expansion of our Custom Engineering strategic initiative;

•

our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	the level of product gross profit contribution in any given period due to volume or product mix, strategic transactions, product life cycle, currency fluctuations and component costs;

•	our ability to successfully and timely design, integrate and secure competitive processors into our systems, including for successors to our Cray XT6 and Cray XE6 systems;

•	the competitiveness of our products;

•	our ability to secure additional government funding for future development projects;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level and timing of maintenance contract renewals with existing customers;

•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;

•

revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues; and

•	the terms and conditions of sale or lease for our products and services.

The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

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

If we are unable to obtain customer acceptances of our Cray XT6 and Cray XE6 systems delivered in 2010, our 2010 revenue and cash will be substantially reduced and our financial results will be significantly adversely affected. Our 2010 expected financial results are dependent upon our customer acceptances of the Cray XT6 and Cray XE6 systems that we have recently shipped as a substantial portion of our 2010 revenue and cash flow are expected to be derived from these system sales. To obtain revenue and cash from sales of these systems that have been delivered, we must obtain customer acceptances of the systems, including the storage subsystems, typically based on performance, functionality and reliability testing. If the systems do not perform as required, we may not be able to obtain customer acceptances in 2010. To accomplish this, we must complete customer acceptance testing and meet our contractual requirements to obtain the customer acceptance of the system and realize the revenue and receive payment for the system. Because of the complexity of our systems, there are often additional updates or development work that must be completed even after delivery of a system to a customer to meet the system acceptance requirements, as has been the case with these system deliveries, and we expect that such additional work will continue to be required to achieve acceptances of these systems.

If we are unable to obtain customer acceptances in 2010 for Cray XT6 and Cray XE6 systems delivered in 2010, our 2010 revenue and cash will be substantially reduced. We have already incurred expenses and used a significant amount of cash in 2010 to develop and deliver these systems and must continue to do so regardless of whether customer acceptances are obtained in 2010, and therefore our overall financial results and our cash will be significantly adversely affected if we are not able to obtain revenue and cash from these system sales in 2010. We have obtained extended payment terms with certain key suppliers to help us mitigate the impact of the requirement that we spend considerable cash in advance of delivery and acceptance of these systems and have added an additional credit line to provide an additional source of working capital if necessary. Should there be significant delays in product acceptances for the new Cray systems the Company may need to assess these and potentially other sources of financing. There can be no assurance that extended supplier credit terms or other financing will be available in amounts or on terms needed or acceptable to us, if at all.

If the Defense Advanced Research Projects Agency (“DARPA”) terminates our DARPA High Productivity Computing Systems (“HPCS”) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our desired strategy would be adversely affected, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $122 million of which we had already earned as of September 30, 2010. We received acceptance of the final DARPA milestone planned for 2010 in October 2010 for $12 million. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our recent discussions with DARPA on the changes in scope and program schedule, third and fourth quarters of 2009 and full-year 2009 results were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

If our current and future strategic initiatives targeting markets outside of the high-end of the HPC market, particularly our Custom Engineering initiative, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of the high-end of the HPC market, particularly if that segment of the market does not grow significantly. We currently have two such new strategic initiatives: Custom Engineering and selling our Cray XT6m and successor systems. Our Custom Engineering initiative has demonstrated the most growth to date, and we believe it represents the best opportunity for us to diversify our revenue. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts, timely perform on existing contracts and develop our capability for business development, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. The Cray XT6m and successor systems require successful sales in a lower priced segment of the supercomputer market. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing efforts.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems and storage subsystems. In addition, we use original equipment manufacturers to deliver complete Cray CX systems. Because specific processors must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design the processor into the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•	If a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems could be delayed.

•

If an interruption of supply of our components, services or capabilities occurs because a supplier changes its technology roadmap, decides to no longer provide those products or services, increases the price of those products or services significantly or imposes reduced delivery allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components or otherwise obtain those services or capabilities. In some cases, such as with key integrated circuits and memory parts or processors, we may not be able to redesign such components or find alternate sources that we could use in any realistic timeframe.

•

If a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be impossible to complete.

•

If a supplier cannot provide a competitive key component (for example, due to inadequate performance or a prohibitive price) or eliminates key features from components, such as with the processors we design into our systems, our systems may be less competitive than systems using components with greater capabilities.

•

If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through reduced performance or capabilities, additional design testing and verification efforts, re-spins of integrated circuits and/or development of replacement components, and the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements.

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

For example, our DARPA HPCS project was adversely affected by changes by Intel in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XT5, Cray XT6, Cray XE6, Cray XT5m and Cray XT6m systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could continue to adversely affect results for 2010 and in subsequent periods. The failure by the original equipment manufacturer of our Cray CX1 systems to timely obtain necessary certifications also adversely affected our ability to introduce and ramp up sales of this product in 2009.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, Bull S.A. and Sun Microsystems. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the previously named companies and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use from AMD or design in over time, our Cray XT6, Cray XT6m, Cray XE6 and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our Cray XT/XE line of supercomputers until late 2012 or 2013.

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

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2007, 2008 and 2009 and the first nine months of 2010, approximately 60%, 81%, 72% and 69%, respectively, of our revenue was derived from such sales. Our plans for 2010 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty and its effect on government budgets, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If we are unable to successfully sell and deliver our Cray XE6 systems and develop, sell and deliver successor systems, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XE6 and successor systems, and upgrades. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XE6 and successor systems.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•

The level of product differentiation in our Cray XE6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large, established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•

Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties adversely affect gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with our new Cray XE6 systems.

•

Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. Through the third quarter of 2010, we have written off approximately $5.0 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $0.7 million remaining inventory in the future.

Failure to successfully sell our Cray XE6 systems and develop and sell successor systems into the high-end of the HPC market will adversely affect our operating results.

The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, has resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost than equivalent Cray systems, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end HPC or supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements, and this pricing pressure may cause us to reduce our pricing in order to remain competitive which can negatively impact our gross margins and adversely affect our operating results.

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XE6 systems and incorporate Intel technologies into our products as part of our DARPA HPCS program. We are also planning to incorporate graphic processing unit “accelerators” into our Cray XE6 products. The incorporation of graphic processing units into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

If we are unable to secure additional government research and development funding, our desired strategy would be adversely affected and our ability to conduct research and development would decrease. The significant government research and development funding we receive from the DARPA HPCS program is scheduled to end in 2012. If we are unable to secure sufficient additional government research and development funding beyond 2012, our desired strategy would be adversely affected and our ability to continue research and development efforts on next-generation systems would decrease.

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008 and 2009 and the first nine months of 2010, 81%, 72% and 69%, respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in Custom Engineering is also primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. In addition, other government regulations affect our business operations.

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

We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us; and such future claims, if proven, could require us to pay substantial damages, redesign our existing products or pay fees to obtain cross-license agreements. Regardless of the merits, any claim of infringement would require management attention and could be expensive to defend.

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

Item 6.	Exhibits

10.01	Loan and Security Agreement by and between Cray Inc. and Silicon Valley Bank, dated September 13, 2010 (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on September 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

Date: November 8, 2010	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer