Form 10-K
period 2010-12-31
CRAY INC
filed 2011-03-04
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to                     .

Commission File Number: 0-26820

CRAY INC.

(Exact Name of Registrant as Specified in Its Charter)

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fifth Avenue, Suite 1000	98164
Seattle, Washington	(Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $189,223,899 based upon the closing price of $5.58 per share reported on June 30, 2010, on the Nasdaq Global Market.

As of March 1, 2011, there were 36,150,618 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 16, 2010, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K

For Fiscal Year Ended December 31, 2010

Cray and Cray-1 are federally registered trademarks of Cray Inc., and Cray XT, Cray XT3, Cray XT4, Cray XT5, Cray XT5h, Cray XT6, Cray XT6m, Cray XE, Cray XE5, Cray XE6, Cray XE6m, Cray XMT, Cray CX, Cray CX1, Cray CX1000, Cray Cluster Manager, SeaStar, SeaStar2, Gemini, ECOphlex, Cascade, Cray Linux Environment and Threadstorm are trademarks of Cray Inc. The registered trademark Linux is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

All numbers of shares of our common stock in this annual report on Form 10-K, as well as per share and similar calculations involving our common stock, reflect the one-for-four reverse stock split effected on June 8, 2006.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of management of the Company; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC, or Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

General

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide engineering services related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect network, packaging, system software capabilities and processing capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, that enable our systems to continue to increase performance as they grow in size. Purpose-built for the supercomputer market, our high-end systems balance highly capable processors, very dense design, highly scalable system software and very high speed interconnect and communications capabilities. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market including broadening our engineering services offerings, specifically our Custom Engineering practices, and selling our Cray XE6m systems.

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems. We sell our HPC systems and services primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. Our HPC systems are installed at more than 100 sites around the world.

We were incorporated under the laws of the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our acquisition of the Cray

Research, Inc., or Cray Research, operating assets from Silicon Graphics, Inc. in 2000 (Cray Research was founded in 1972 by Seymour Cray and acquired in 1996 by Silicon Graphics, Inc., now known as Graphics Properties Holdings, Inc., or GPH). Our corporate headquarters are located at 901 Fifth Avenue, Suite 1000, Seattle, Washington, 98164. Our telephone number is (206) 701-2000 and our website address is www.cray.com. The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

For information relating to amounts spent on research and development, see Note 15 — Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

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

The HPC Market

The International Data Corporation, or IDC, a leading HPC market analyst firm, divides the HPC technical server market into four competitive segments by selling price:

•	supercomputers that sell for $500,000 and up;

•	divisional servers that sell for $250,000 to $499,999;

•	departmental servers that sell for $100,000 to $249,999; and

•	workgroup servers that sell for under $100,000.

We primarily target the supercomputer segment with our products and services although our Cray CX products target the remainder of the technical server market. Our Custom Engineering practices target both the high-performance computing market as well as high-end niches within the technical services market. IDC estimates that in 2009, the size of the entire HPC technical server market was $8.6 billion, with $3.4 billion in the supercomputer segment, and IDC estimates that, by 2012, the HPC technical server market will increase to $10.5 billion, with the supercomputer segment increasing to $3.9 billion. See “Worldwide Technical Computing Server 2010-2014 Forecast, IDC #222604, March 2010” and “Worldwide Technical Computing Server 2010-2014 Forecast Update #225691, November 2010.” According to those IDC forecasts, IDC assumes that the high-end supercomputer segment will continue to grow, that it will be less affected by the general economic slowdown than other HPC market segments, and that this growth will be sustained somewhat by long buying cycles and by an increasing number of petascale system purchases in the next one to three years. The IDC base forecast predicts the supercomputer segment of HPC will have a compound annual growth rate of 6.5% from 2009 to 2014.

Vendors that compete in the most demanding supercomputer portion of the HPC market typically must commit significant resources to develop proprietary technologies and computing elements to meet the exacting needs of their customers. We believe that the technical requirements and high costs required to compete in this market segment are significant barriers to entry. Many of our potential competitors place significant focus on the divisional and lower segments of the HPC market, where the barriers to entry are lower. These segments comprise a larger market that is increasingly competitive and in which it is more difficult for vendors to differentiate and add significant value due to the commoditization of the products sold in that market.

Increasing Demand for Supercomputing Power

Supercomputer users are seeking answers to some of the world’s most complex problems in science and engineering. Addressing these challenges can require from 10 to over 1,000 times or more the computing capability currently available with existing computer systems. For example, in late 2008 one of our Cray XT5 systems was the first, and still is the only, system in the world to reach the sustained petaflops level (1,000 trillion floating point operations per second) on real scientific applications, and currently is running five different applications at over a sustained petaflop in performance. HPC system architects and leading-edge government users today are already considering how to build systems operating at the exaflop levels or a million trillion (quintillion) floating point operations per second (1,000 times the computing capability of a petaflops system) over the next decade. High-end users require very large, powerful computing resources that are massively scalable, flexible and manageable and can deliver high levels of hardware and software reliability combined with excellent sustained performance.

We believe there are three principal factors driving the demand for supercomputing power: first, the increasing need for advanced design and simulation capability in industry, government agencies, research universities and weather and climate centers; second, the continuing concerns relating to national security issues, heightened by an emphasis on terrorism prevention; and third, the recognized national interests of many countries to advance scientific research to enable innovations and new industries to better compete globally and achieve breakthroughs in new energy technologies, biological systems, nanotechnologies, particle physics, astronomy and other natural phenomena.

Design and simulation of new products and complex processes before they are implemented are invaluable tools to improve time-to-market, lower development costs and risks, product quality and differentiation for government, industrial and academic users. The need for supercomputers within government laboratories and agencies and industrial firms is driven by the increasingly complex application requirements of computer-aided engineering, full-systems analysis, material behavior in composite materials and real-time stress-strain behavior. Supercomputers are critical for increasingly refined simulations of both aeronautical and automotive performance dynamics. Weather forecasting and climate centers require supercomputers to process large volumes of data to produce more accurate short-term and medium-range forecasts and to further our understanding of the long-term impact of various pollutants and energy policies on the environment and the effects of global climate changes.

Governments have a wide range of ongoing and yet unmet security needs, ranging from burgeoning cryptanalysis and data mining and analytics requirements to rapid and accurate analysis of data from a diverse and growing number of disparate sources. Supercomputers, including special purpose systems such as our Cray XMT, can sift through and manage large volumes of data, advancing national security by detecting suspicious patterns or anomalies in real time. In addition, governments constantly seek better simulation and modeling of weapons systems and better systems for maintaining reliable nuclear stockpiles. They also use supercomputers to rapidly simulate real-world battlefield conditions in increasing levels of detail.

Competition between countries to acquire the best supercomputing technology to enhance their worldwide competitiveness has increased. The U.S. government and its various agencies have determined that it is in the best economic and security interest of the country to establish and maintain a leadership position in the development of supercomputing technologies. Currently, the largest of such initiatives is the Defense Advanced Research Projects Agency (DARPA) High Productivity Computing Systems (HPCS) initiative, which is a multi-phase initiative under which we have received funding for our Cascade program since 2002 and have a contract to receive funding for our Cascade program into 2012 to the extent we meet certain specified milestones and contribute minimum levels of funding. The DARPA program is designed to provide support for breakthroughs in high productivity supercomputing systems for the national security, research and industrial user communities. This initiative has become increasingly important due to the trend towards commoditization in the HPC market, and the implication that these systems are not expected to provide the advanced supercomputing capabilities necessary for the United States to achieve important goals and missions. Other countries such as Japan, China, Russia and members of the European Union also have programs in place to increase their worldwide competitiveness through the aggressive development and deployment of supercomputers.

Limitations of Existing and Emerging Solutions

Despite the demand for increased supercomputing power, systems capable of exploiting high-end opportunities have become less common. While there are a few systems in the market that have some of the characteristics and capabilities of our supercomputers, by and large today’s HPC market is replete with lower interconnect bandwidth cluster systems that are often limited in performance beyond certain system size and capability. These systems loosely link together, or cluster, multiple commodity servers using widely available CPU and/or GPU processors and subsystems connected through commercially available interconnect products.

With standard commercial interconnect components, lower bandwidth cluster systems are not well-balanced — they may have fast processors, but performance can be severely limited by the rate at which data can be moved throughout the system, especially among processors over the interconnection network. Because of the lack of specialized communication capabilities, these systems do not scale well — that is, as these systems grow in size their full system and per processor efficiencies degrade significantly. Additionally, as these systems grow in size, they may become unreliable because they lack the necessary management tools and built-in hardware redundancies to minimize disruptions. In 2010, Cray introduced our next-generation Gemini interconnect in the new line of Cray XE systems that superseded the Cray XT line. This new network provides dramatically improved performance, reliability and resiliency and Cray shipped over 300 cabinets of these systems in the second half of 2010.

Lower bandwidth cluster systems typically offer higher theoretical peak performance, for equivalent cost, than our systems do, but they often cannot provide sufficient sustained performance when running real applications at scale. Theoretical peak performance is the highest theoretical possible speed at which a computer system could, but never does, operate; this measure is obtained simply by multiplying the number of processors by their peak-rated speed and the number of floating point operations per cycle it can compute, assuming zero communications bottlenecks or system inefficiencies. Sustained performance, which is always lower than peak performance, is the actual speed at which a supercomputer system runs an application program. The sustained performance of lower bandwidth cluster systems on complex applications frequently is a small fraction, often less than 5%, of their theoretical peak performance. As these systems become larger, their efficiency declines even further, sometimes below 1% for the most challenging applications at scale.

The introduction of processors with larger numbers of cores (“many-core” processors), as well as processors with computational accelerators (such as GPUs), will further stress the capabilities of lower bandwidth cluster systems, resulting in decreased per processor utilization due to the absence of balanced network and communication capabilities in such systems. Many-core processors and accelerators may also increase the power and cooling requirements for these systems, making efficient packaging an increasingly critical element.

Given these limitations, lower bandwidth cluster systems are better suited for applications that can be partitioned easily into discrete tasks that do not need to communicate often with each other, such as small problems and larger problems lacking communications complexity; users of such applications comprise the majority of the midrange and low-end of the HPC market. The effectiveness of lower bandwidth cluster systems in our principal target market, the high-end of HPC, is limited today, and we believe will continue to be limited in the future.

Our Solutions

We concentrate on building balanced systems that are purpose-built for supercomputer users. Whether one of our standard supercomputer products or one that is custom engineered for a specific customer problem, our systems address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors, ease of use, and very high levels of sustained performance on real applications. We do this by designing supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased density, cooling, power and reliability requirements, and scalable system software that enables performance and usability at scale.

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

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	improved productivity, resiliency, reliability and performance through custom design of interconnect systems and, in certain systems, proprietary processors;

•	flexibility of processor type, memory and network configuration and system software tools developed towards implementation of our “Adaptive Supercomputing” vision discussed below; and

•

the Cray brand name, synonymous with supercomputing, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of high-end HPC users.

We expect the advancement of many-core and accelerator processors to be advantageous to us, complementing our technical strengths in networking, scaling system software and cooling and power management technologies. Additional cores will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system and accelerator processors (GPUs) will further unbalance systems from a computational performance perspective putting increased pressure on the system’s communications network in which we specialize. We believe our balanced approach to system design will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.

To address those HPC users whose needs cannot be met through our standard product offerings, we provide an alternative. Our Custom Engineering practices leverage our amassed intellectual property portfolio, deep domain expertise, and HPC know-how to design and build solutions and services designed to match a customer’s specific needs. The need for a unique solution often stems from special processing needs, often performance, application or capacity related; special environmental needs, commonly size, weight, power and cooling limitations; or unique interface or integration requirements. Our solutions can incorporate and deliver many different HPC technologies, including:

•	custom hardware and packaging designs;

•	custom software design in operating systems, programming environments, libraries, and applications;

•	custom and commodity approaches to solve application or infrastructure specific problems;

•	acceleration technologies such as massively multithreaded processors, field programmable gate arrays, graphics processing units, or hybrid offerings; and

•	high-performance data storage hardware and software technologies.

Our Current Products and Products in Development

Our flagship supercomputers, the Cray XE systems, with the newly-introduced Gemini network, provide capability, capacity and sustained performance far beyond typical server-based computer systems, allowing users to address challenging scientific and engineering computing problems. Purpose-built for the supercomputing market, our systems balance highly capable processors, highly scalable system software and very high speed interconnect and communications capabilities. Our Cray XE6m and Cray CX systems allow us to compete in a larger portion of the HPC technical server market. Our Cray XMT system, the foundation for solutions within our Custom Engineering’s Knowledge Management practice, enables the creation of unique offerings for large scale data analytics and mining. Our Adaptive Supercomputing vision discussed below includes utilizing an increasingly common infrastructure. Our goal is to bring new products and/or major enhancements to market every 12 to 18 months.

Current Products

Cray XE6 System.    The Cray XE6 system is our current principal massively parallel processing, or MPP, system. Introduced in June 2010 as the successor to the Cray XT6, Cray XT5, Cray XT4 and Cray XT3 systems, the Cray XE6 system combines scalability with manageability, lower cost of ownership with reduced power and cooling requirements, and broader application support. The system has industry leading compute density and memory bandwidth (four-channel DDR3), supporting very high density processor configurations of 192 (eight- or twelve-core) AMD Opteron processor sockets or up to 2,304 processor cores and delivering more than 20 teraflops (20 trillion floating point operations per second) of computational capacity per cabinet, with system peak and sustained performance designed to exceed five petaflops. Customers can upgrade to the Cray XE6 system from the Cray XT5 system by upgrading the network, processors, memory and a new main board or they can just upgrade the network to create a Cray XE5 system, leveraging their investment over a longer life. Cray has announced the intention to introduce NVIDIA-based GPU accelerator compute blades in the XE6 system by the end of 2011. The Cray XE6 Linux-based operating system efficiently supports the extreme levels of scaling featured in Cray supercomputers as well as an increased range of industry applications with our Cluster Compatibility Mode (CCM) software environment. The Cray XE6 system can be liquid cooled through use of Cray ECOphlex technology or air cooled. We shipped our first Cray XE6 system in the second half of 2010 and shipped over 300 cabinets of these systems during the remainder of 2010. Cray now has four customer systems with greater than one-petaflop of peak performance, two Cray XE6 systems and two Cray XT5 systems.

Cray XE6m System.    Our Cray XE6m supercomputer is designed to make our HPC technology available to more users by targeting a lower price band in the supercomputer market segment with price points starting at approximately $500,000. The Cray XE6m system incorporates our Cray Gemini network specially designed and optimized for systems with peak performance of less than 120 teraflops, providing superior bandwidth, upgradeability and manageability at prices comparable to those of commodity clusters. Offered with up to six cabinets, the Cray XE6m series features many-core (currently eight- or twelve-core) AMD Opteron processors and can be liquid cooled through use of Cray ECOphlex technology or air cooled. The Cray Linux Environment enables the use of a wide range of open source tools as well as streamlined porting of a broad set of applications from independent software vendors. The Cray XE6m system compute blades, like the Cray XE6 compute blades, are designed for maximum power efficiency with only the components needed for MPP: processors, memory and interconnect. The Cray XE6m series can be upgraded or expanded to take advantage of new technologies, such as next-generation compute processors, memory and I/O technologies as they become available, and can be upgraded to a full Cray XE6 supercomputer.

Cray XMT System.    Our Cray XMT supercomputer is a scalable massively multithreaded platform with a shared memory architecture that is ideally suited for tasks such as pattern matching, complex searches, scenario development, behavioral prediction, anomaly identification and graph analysis. The system is purpose-built for parallel applications that are dynamically changing, require random access to shared memory and typically do not run well on conventional systems. This system is ideal for massive unstructured and irregular data mining problems. The design is based on a Cray XT compute blade but utilizes custom Cray Threadstorm processors developed for massively multithreaded processing. A single Cray Threadstorm processor can sustain 128 simultaneous threads and is connected with up to eight gigabytes of memory that is globally accessible by any other Cray Threadstorm processor in the system. Each Cray Threadstorm processor is directly connected to a dedicated Cray SeaStar2 interconnect chip, resulting in a high bandwidth, low latency network. We shipped our first Cray XMT system in late 2007.

Cray CX1 and Cray CX1000 Systems.    The Cray CX1 and CX1000 systems are purpose-built for laboratories and university departments requiring workgroup, or departmental level HPC resources. The Cray CX1 system offers both pedestal and rack-mount configurations and incorporates up to eight dual socket nodes per chassis. Each node is populated with two Intel Xeon 5600 series processors (either quad or hexa core) offering a maximum system configuration of 96 processor cores, with up to 96 gigabytes of memory per node, and up to 32 terabytes of internal storage within a single chassis. The Cray CX1000 system incorporates up to 18 dual socket compute nodes in a 7U form factor, allowing for extremely dense configurations, saving precious real estate in the datacenter. The Cray CX product line offers a mix of compute, storage, GPU, and visualization capabilities enabling a “tailor made solution” to meet a customer’s individual requirements. The Cray CX1 system, which uses standard office power, is validated for use with either Windows HPC Server 2008 R2 or Red Hat Enterprise Linux featuring Cray Cluster Manager powered by Platform Computing. List prices start at approximately $25,000 and range to more than $100,000. The Cray CX1000 offers the same OS compatibility and ranges from $100,000 to $950,000.

Products in Development

Cray XE6 System Enhancements.    The Cray XE6 and Cray XE6m systems were both launched successfully in 2010 and Cray is working to increase the performance and features of these MPP systems through the introduction of several new features. These systems are expected to ship in the second half of 2011 with AMD’s next generation Interlagos processors and with HPC-specific GPU accelerators from NVIDIA. These systems will feature enhanced multi-core computational performance and dramatically increased peak performance and peak performance/watt. Customers will be able to upgrade currently installed Cray XE6 and Cray XE6m systems with these enhancements.

Next Generation Cray XMT System.    Our current development program is directed at creating the successor to our Cray XMT system for knowledge discovery and management, offering greater memory capacity, improved reliability, availability and serviceability, reduced power and greater density than today’s system. Our longer term architectural development will leverage technology produced from the Cascade program described below and will be integrated into that system.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision is our vision of the best way to support the anticipated future needs of HPC customers by incorporating many of our technical strengths — system scalability, multiple processing technologies and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a larger set of end-users. With Adaptive Supercomputing we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies, such as x86 CPUs and accelerators, into a single Linux-based platform. We expect to include powerful compilers and related software that will analyze and match application codes to the most appropriate processing elements — we expect this capability will enable programmers to write code in a more natural way. We believe our DARPA HPCS Phase III award, which began in 2006 and is expected to provide up to $190 million of co-funding of the research and development efforts towards building a prototype “Cascade” system, validates this vision. The Cascade system is a new system that uses Intel processors and is expected to be commercially available in 2013.

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

Pursuant to our agreement with DARPA we are obligated to spend at least $285 million of our funds, with DARPA reimbursing us up to $190 million. The DARPA program is milestone-based with a specified part of the DARPA reimbursement obligation associated with each milestone. Each milestone has specific requirements for information and deliverables that we are to provide and specified minimum exit criteria demonstrating that we are making required progress towards completion of the prototype system. DARPA provides a formal acceptance of each milestone, which is required for us to invoice for the associated DARPA payment. Overall, we anticipate spending in excess of the required $285 million to complete the program. As of March 1, 2011, we had met eight milestones and had received a total of $134 million in cash payments from DARPA. Four milestones remain totaling up to $56 million with the final prototype demonstration milestone scheduled for the second half of 2012. We will own the final prototype system and will provide DARPA’s mission partners access to the prototype system for a period of six months following the completion of the DARPA program.

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

Services

We offer post-sale maintenance and support services for our installed base of supercomputer products through our customer support organization and technology-led professional engineering services through our Custom Engineering organization. The quality and reliability of our products as well as our understanding of our customers’ technical and mission challenges are critical to our success and are a key element of the value we deliver through our services.

Customer Support

Our worldwide customer support organization provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, supported by a central service organization located in Chippewa Falls, Wisconsin, and St. Paul, Minnesota. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition to these areas of competency we offer ancillary services in application consulting, site engineering, on-site analysts for defined projects and specialized training. In recent years, annual maintenance service revenue has accounted for roughly twenty percent of total revenue.

Maintenance support services are provided under separate contracts with our product customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly or quarterly basis. Customers may select levels of support and response times, ranging from next business day parts only to 24 x 7 coverage with two-hour response.

Custom Engineering

Our Custom Engineering organization provides technology-led professional services on a project basis, under separate contracts, to government agencies, commercial firms, and systems integrators to address their unique requirements not met through our standard products. These technology-led services are designed to meet the special and individual needs of an HPC user, leveraging over 35 years of Cray’s HPC innovation and know-how, cutting-edge technologies and world-class partner network. The three main practice areas are Special Purpose Systems, Knowledge Management and Data Management.

Special Purpose Systems Practice.    In this practice we provide deliverables ranging from specific components to complete integrated systems, focusing on custom-designed hardware, software, packaging, power and cooling solutions to address an HPC customer’s unique challenges in special processing or application performance, environmental limitations or integration with distinct equipment. In addition to our custom technologies, we may integrate commodity components or specialized third-party technologies into the complete system. Our services encompass the entire life cycle of a product or system, spanning design, development, program management, application characterization, production, installation, integration and support.

Knowledge Management Practice.    We offer custom solutions built around the Cray XMT supercomputing system to meet the growing demand for large scale data analytics and mining on unstructured data, meaning data not easily stored in rows and columns. The Cray XMT system’s multithreaded technology and very large global shared memory is ideally suited for tasks such as pattern matching, scenario development, complex searches, behavioral prediction, anomaly identification and graph analysis. We work with our clients to tailor our entire technology portfolio, which extends beyond the Cray XMT supercomputing system to include innovative software and tools, to meet their knowledge discovery and management needs.

Data Management Practice.    With this practice we address the specialized storage and system access needs of the HPC customer. A single scientific application can generate hundreds of gigabytes of data and computing centers typically offer hundreds of terabytes for their end users. Our engagements range from externalizing the Cray supercomputer’s login and/or storage environment out into the data center, which creates a shared storage pool for access by multiple systems concurrently, to customized solutions that address a customer’s unique data management challenge. We tailor each solution to the customer’s requirements, selecting the best combination of functionality, price and performance, from an array of third-party products as well as our own.

Our Markets

Our systems are installed at more than 100 sites around the world. Our target markets for our products designed for the supercomputer market segment are:

Scientific Research.    Scientific research includes governmental research laboratories and research universities around the world. The Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are target customers for Cray. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration and related agencies around the world.

National Security.    Classified work in government agencies has represented an important customer market for us over many years. Certain governmental departments also continue to provide funding support for our research and development efforts to meet their objectives. Current and target customers for our products include a number of Department of Defense-related classified customers, the National Nuclear Security Administration of the Department of Energy and certain foreign counterparts.

Earth Sciences.    Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers doing weather and climate applications, including customers in Korea, Brazil, Switzerland, Denmark, Finland, India, Spain and the United States.

Computer-Aided Engineering.    Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around the vehicle, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have customers in the aerospace, automotive, life sciences and manufacturing industries around the world.

Our Custom Engineering practices each target different markets within HPC, but typically align closely with our traditional HPC supercomputing target markets in order to leverage our brand, positioning and customer base. In 2010, our Custom Engineering efforts were concentrated primarily in the United States, but we are working to increase our penetration into European, Asian Pacific and Japanese markets as our practices mature.

The Special Purpose Systems practice targets those users who require a device or system specifically tailored to their unique needs, and in an application area in which the additional expense of a custom solution versus an off-the-shelf solution can be justified. Our target market is primarily the national security market but we also target the scientific research market, with potential reach into the broader data center market.

Our Knowledge Management practice is a fit for those users who face the challenges of complex analysis of large scale data, as typified by problems such as intelligent web search, blog analysis, social network analysis, fraud detection, power grid analysis and genome sequencing. Target markets include the scientific research and national security markets as well as the internet, life sciences, utilities and financial markets.

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

Agencies of the U.S. government or customers serving the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 62% of our 2010 revenue, 72% of our 2009 revenue and 81% of our 2008 revenue. Significant customers with over 10% of our annual revenue, including those funded by the U.S. government, were the Korean Meteorological Administration and Los Alamos National Laboratory in 2010, Oak Ridge National Laboratory and the University of Tennessee in 2009, and Oak Ridge National Laboratory in 2008. International customers accounted for 34% of our total revenue in 2010, 24% of our total revenue in 2009 and 16% of our total revenue in 2008.

We have three operating segments for financial reporting purposes. Segment information and related disclosures are set forth in Note 14 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Our Technology

Our leadership in supercomputing is dependent upon the successful development and timely introduction of new products. We focus our research and development activities on designing system architecture, hardware and system software necessary to implement our product roadmap. We subsequently leverage these capabilities and designs in our custom engineering engagements.

Architecture

Massively parallel processing (MPP) architectures typically link up to tens of thousands of commodity processors and their memory systems. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. The performance of these systems depends in large part on the synchronization and communication capabilities of the inter-processor interconnects. The Cray XE family of supercomputer systems is based on this architecture.

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

Hardware

We have extensive experience in designing hardware components of HPC systems — integrated circuits, memory controllers, interconnect systems, I/O subsystems and cooling, power, and packaging infrastructures — and integrating them into a single system. Our hardware research and development experience includes:

•

High-speed interconnect.    We design high speed and high bandwidth interconnect systems using a combination of custom I/O circuits, high-density connectors, carefully chosen transmission media and highly optimized logic.

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

Software

We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system as well as programming environment software as an integral aspect of our scalable HPC systems and distribute that software as part of system sales. We are transitioning to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes: operating systems, with the anticipation that in the future our supercomputer segment systems will utilize the Linux operating system for all node architectures; provision of scalable hardware control infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics, with the anticipation of providing a common hardware supervisory system infrastructure for all of our systems; and programming environments, including our own and commercially available compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value. We do not market or sell application programs separate from our systems.

Our software personnel are located principally in our St. Paul, Minnesota and Seattle, Washington offices.

Sales and Marketing

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems. We sell our high-end products and custom engineered solutions primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. We serve smaller vertical and remote markets through sales representatives and resellers. About half of our sales force is located in the United States and Canada, with the remainder overseas. In addition, we have built a worldwide channel partner network for our Cray CX products.

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

Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader set of prospects. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and marketing campaigns. Business development focuses on providing products and services to specific customer sets, such as earth sciences or computer-aided engineering. Marketing’s business development is augmented by Custom Engineering’s business development, which focuses specifically on development of new custom engineering program business in the various segments and geographies.

Manufacturing and Procurement

We subcontract the manufacture of a majority of the hardware components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies and provide a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin. We use original equipment manufacturers to deliver complete Cray CX systems.

Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the best solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We obtain key processors from AMD for our Cray XE systems and from Taiwan Semiconductor Manufacturing Company for our Cray XMT system and Gemini interconnect chip. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in qualified competitive components in recent years.

Competition

The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, Hewlett-Packard, NEC, Hitachi, Fujitsu, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.

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

To the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XE systems may be at a competitive disadvantage to systems utilizing such other processors. We expect to help mitigate this risk in the future when we begin to also provide Intel processors across our range of products, including in our “Cascade” systems.

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

The market for our Special Purpose Systems practice in Custom Engineering is competitive. Competition typically occurs at the design stage of a prospective customer’s proposed product or need, where the customer evaluates alternative technologies and design approaches. A design win provides an initial engagement, and while it often leads to a long-term multi-phase engagement of development, manufacturing and support, there is no guarantee of the subsequent phases. The principal competitive factors in our market are product performance, reputation, ability to execute on time, price and integration and support services. Our competitive strengths include innovative engineering, deep knowledge of relevant technologies, a reputation for quality, and our ability to respond to varied customer requirements. We believe that our future ability to compete effectively will depend, in part, upon our ability to develop new technologies, to maintain performance advantages relative to our competitors, to identify and adopt emerging technologies and industry standards and to adapt to customer needs. There are a limited number of competitors with which we compete but most of them are much larger and thus have greater resources than we do. We compete primarily with defense contractors, such as General Dynamics, Lockheed Martin and Northrop Grumman and selected systems vendors such as IBM and Hewlett-Packard. Like us, these competitors have long-standing customer relationships and government program insights, but given their size, their reach and breadth of services are much greater.

The competitive landscape in our Knowledge Management practice in Custom Engineering is similar to that of our high-end supercomputer systems, though the majority of competition stems from vendors that offer large shared memory systems, like Silicon Graphics International, or commodity cluster systems with specialized software for data analytics. Also in the competitive field are business intelligence vendors such as Teradata, Netezza, Oracle (Sun Microsystems), Lexis-Nexis and IBM. The market for knowledge discovery with unstructured data is nascent and fragmented as no dominant applications have yet emerged and so custom and open source software approaches are generally used, such as Hadoop. We expect to compete primarily on the basis of product performance, breadth of features, ease of use, price/performance, scalability, quality and total cost of ownership. We believe our offerings can compete effectively on these factors and that our market approach is more focused than our competition, as we develop technologies specifically for large scale unstructured data management and analysis.

Our Data Management practice in Custom Engineering competes with the same providers as our high-end supercomputer systems do along with defense contractors and various storage system providers. Most of these competitors have substantially greater resources than we do, and all firms offer data management and integration services, often called implementation services. Most of the larger competitors have made concerted efforts and investments in their professional services capabilities, moving from purely implementation services to comprehensive consulting and assessment services to managed services. Customers will generally engage one of the providers that exist in their data center when procuring these services. We believe our offerings have an advantage against our competition when the prospective engagement is within our customer base due to our experience, engineering know-how and reputation in high-performance computing.

Our Cray CX1 and Cray CX1000 systems compete in the workgroup, departmental and enterprise HPC market segment respectively with blade cluster systems from a number of companies, including Hewlett-Packard, IBM, Dell, Silicon Graphics International and smaller firms that assemble systems from commercially available commodity products. Customer satisfaction in this segment is not high as many users are faced with a complex transition to HPC systems and find little guidance and support from HPC vendors. Customers are also often faced with necessary additional investments in machine rooms and cooling. In order to address these problems, the Cray CX systems are designed to require minimal infrastructure changes and are easy to configure, acquire and implement. The Cray CX1 and Cray CX1000 systems offer a range of different technologies (such as compute, visualization, GPU and storage), and support either Microsoft Windows HPC 2008 R2 or Red Hat Enterprise Linux operating systems. The Cray CX1 is differentiated from other competitive offerings through the system’s deskside, open-office design with active noise suppression and the ability to operate on standard office power.

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

Backlog

We do not believe backlog is a meaningful indicator of our future business prospects due to the uncertainty of converting orders into recognized revenue in any given period or at all. Factors impacting the amount of backlog and our ability to recognize revenue from backlog in any given period include the possibility of significant contract amendments, the timing of our product development, manufacturing and delivery schedules and changes in delivery schedules requested by our customers. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Employees

As of December 31, 2010, we had 885 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.    Risk Factors

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Our operating results fluctuate significantly and we may not achieve profitability in any given period.    Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue may depend on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter into another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding (such as from our DARPA HPCS program) can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, as it is expected to be again in the fourth quarter this year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.

Although we recorded positive net income in 2010, we have experienced net losses in recent periods and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, that included a non-cash goodwill impairment charge of approximately $54.5 million, and a net loss of $0.6 million in 2009.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure orders for our Cray XE6/Cray XE6m and successor systems;

•	the successful continued expansion of our Custom Engineering strategic initiative;

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

•	successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XE6m systems and successfully selling upgrades and successor components and systems;

•

the level of product gross profit contribution in any given period due to volume or product mix, competitive factors, strategic transactions, product life cycle, currency fluctuations and component costs;

•	our ability to secure additional government funding for future development projects;

•	our ability to successfully and timely design, integrate and secure competitive processors for our systems, including for successors to our Cray XE6 systems;

•	the competitiveness of our products;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level and timing of maintenance contract renewals with existing customers;

•	the level and timing of our engineering services contract closures, including the amount of non-billable time incurred;

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

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	price fluctuations in the commodity electronics, processor and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the introduction or announcement of competitive or key industry supplier products;

•	currency fluctuations, international conflicts or economic crises; and

•	the receipt and timing of necessary export licenses.

Because of the numerous factors affecting our revenue and results of operations, we may not have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in component availability, product development, receipt of orders, level and timing of approved government fiscal budgets, product acceptances, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2011 and in future years.

If the Defense Advanced Research Projects Agency (DARPA) terminates our DARPA High Productivity Computing Systems (HPCS) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease.    The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $134 million of which we had already earned as of December 31, 2010. We received acceptance of the final DARPA milestone planned for 2010 in October 2010 for $12 million. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our Custom Engineering initiative, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected.    Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We currently have two such new strategic initiatives: Custom Engineering and selling our Cray XE6m systems. Our Custom Engineering initiative has demonstrated the most growth to date, and we believe it represents the best opportunity for us to diversify our revenue. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts, timely perform on existing contracts and develop our capability for business development, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many of the new Custom Engineering projects will be for the U.S. government and likely will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. The Cray XE6m and successor systems require successful sales in a lower priced segment of the supercomputer market. These efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects.    We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. In addition, we use original equipment manufacturers to deliver complete Cray CX systems. Because specific processors must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design the processor into the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•	If a supplier does not provide components that meet our specifications in sufficient quantities on time, then production and sales of our systems could be delayed;

•

If an interruption of supply of our components, services or capabilities occurs because a supplier changes its technology roadmap, decides to no longer provide those products or services, increases the price of those products or services significantly or imposes reduced delivery allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components or otherwise obtain those services or capabilities. In some cases, such as with key integrated circuits and memory parts or processors, we may not be able to redesign such components or find alternate sources that we could use in any realistic timeframe;

•

If a supplier of a component is subject to a claim that the component infringes a third party’s intellectual property rights, as has recently happened with one of our suppliers, our ability to obtain necessary components could be adversely affected or our cost to obtain such components could increase significantly;

•

If a supplier providing us with key research and development and design services or core technology components with respect to integrated circuit design, network communication capabilities or software is late, fails to provide us with effective functionality or loses key internal talent, our development programs may be delayed or prove to be impossible to complete;

•

If a supplier cannot provide a competitive key component (for example, due to inadequate performance or a prohibitive price) or eliminates key features from components, such as with the processors we design into our systems, our systems may be less competitive than systems using components with greater capabilities;

•

If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, our development projects and production systems may be adversely affected through reduced performance or capabilities, additional design testing and verification efforts, re-spins of integrated circuits and/or development of replacement components, and the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements or result in penalties;

•

Some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed; and

•

If a key supplier is acquired or has a significant business change, such as the acquisition of our file system software provider by our competitor Sun Microsystems and the subsequent acquisition of Sun by Oracle, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XE6 and Cray XE6m systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could adversely affect results for 2011 and in subsequent periods. In addition, planned upgrades to our Cray XE6 and Cray XE6m systems in 2011 are dependent upon third party processors not yet commercially available. Delays of or issues with these future processors could adversely affect revenue in 2011 and in subsequent periods.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful.    The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, Bull S.A. and Sun Microsystems (now Oracle). Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use from AMD or design, our Cray XT6, Cray XT6m, Cray XE6, Cray XE6m and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel was intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013.

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

Customers and other third parties may make statements speculating about or announcing an intention to complete purchases of Cray products before such purchases are substantially certain, and these proposed purchases may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of Cray products before Cray has obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements or announcements do not mean that Cray will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. As an example, a representative of Oak Ridge National Laboratory (ORNL) has recently commented about a new, large (in the range of $100 million) Cray system being discussed for possible purchase by ORNL over time (further commenting that only a small portion of the delivery would be expected by the end of 2011). Although Cray is in discussions with ORNL about such a system, Cray has not negotiated a contract with ORNL for such a system. In addition, the potential sale is subject to multiple contingencies, including ORNL’s ability to ultimately obtain the necessary funding to purchase the system and ORNL’s ability to obtain the funding necessary to build a facility to house the proposed system and complete the facility in a timely fashion.

If the U.S. government purchases fewer supercomputers, our revenue would be reduced and our operating results would be adversely affected.    Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2008, 2009 and 2010, approximately 81%, 72% and 62% respectively, of our revenue was derived from such sales. Our plans for 2011 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty and related political focus on cutting or limiting budgets and their effect on government budgets, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

If we are unable to secure additional government research and development funding, our desired strategy would be adversely affected and our ability to conduct research and development would decrease.    The significant government research and development funding we receive from the DARPA HPCS program is scheduled to end in 2012. If we are unable to secure sufficient additional government research and development funding beyond 2012, in particular funding targeted for “exascale” computing initiatives, our desired strategy would be adversely affected and our ability to continue research and development efforts on next-generation systems would decrease.

If we are unable to successfully sell and deliver our Cray XE6 systems and develop, sell and deliver successor systems, our operating results will be adversely affected.    We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XE6 and successor systems, and upgrades such as integration of GPU “accelerators” or future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XE6 and successor systems.

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

component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. Beginning in 2009 through the end of 2010, we have written off approximately $5.0 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $0.7 million remaining inventory in the future.

Failure to successfully sell our Cray XE6 systems and develop and sell upgrades and successor systems into the high-end of the HPC market will adversely affect our operating results.

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

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years.    We continue to develop successor systems to the Cray XE6 systems and incorporate Intel technologies into our products as part of our DARPA HPCS program. We are also planning to incorporate GPU “accelerators” into our Cray XE6 products. The incorporation of graphic processing units into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations.    In 2008, 2009 and 2010, 81%, 72% and 62% respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in custom engineering is also currently primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

Our stock price is volatile.    The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, general economic conditions and conditions in our industry.

We may infringe or be subject to claims that we infringe the intellectual property rights of others.    Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using, or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

Regardless of the merits, any intellectual property infringement claim would require management attention and could be expensive to defend.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal properties as of March 1, 2011, were as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	56,000

We own 179,200 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above. All of our three operating segments utilize space in our Chippewa Falls, Wisconsin, Seattle, Washington and St. Paul, Minnesota facilities.

We also lease a total of 8,594 square feet of office space, primarily for hardware development, in Austin, Texas. We also lease a total of approximately 6,700 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 13,700  square feet of office space. We believe our facilities are adequate to meet our needs at least through 2011.

Item 3.     Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On March 1, 2011, we had 36,150,618 shares of common stock outstanding that were held by 390 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2010:
First Quarter	$6.85	$4.52
Second Quarter	$7.45	$4.51
Third Quarter	$6.90	$4.95
Fourth Quarter	$7.70	$5.39
Year Ended December 31, 2009:
First Quarter	$3.55	$1.83
Second Quarter	$8.10	$3.34
Third Quarter	$9.49	$6.55
Fourth Quarter	$8.55	$5.65

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	2,836,705	6.31	3,256,667
Equity compensation plans not approved by shareholders(2)	609,005	5.72	—

Total	3,445,710	6.20	3,256,667

(1)

The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans and our 2001 employee stock purchase plan (including as amended); the 1995 and 1999 stock option plans have terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Under the 2004, 2006 and 2009 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2010, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 3,256,667 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 1,699,108 shares were available for such awards.

Under the 2001 employee stock purchase plan, as amended, all employees are eligible to participate and purchase shares of our common stock at a purchase price equal to 95% of the fair market value of our common stock on the fourth business day after the end of each offering period. The employee stock purchase plan covers a total of 1,000,000 shares; at December 31, 2010, we had issued a total of 894,667 shares under the plan and had a total of 105,333 shares available for future issuance. The first two columns do not include the shares to be issued under the employee stock purchase plan for the offering period that began on December 16, 2010 and will end on March 15, 2011, as neither the number of shares to be issued in that offering period nor the offering price is now determinable.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. At December 31, 2010, under the 2000 non-executive employee stock plan we had options for 579,915 shares outstanding.

On April 1, 2004, in connection with the acquisition of OctigaBay Systems Corporation, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 29,090 options outstanding as of December 31, 2010.

From time to time we have issued warrants as compensation to consultants and others for services without shareholder approval. As of December 31, 2010, we had no such warrants outstanding.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2010 not previously reported.

Issuer Repurchases

We did not repurchase any of our common stock in 2010.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2005, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ

COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2010

	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09	12/31/10
Cray Inc.	100.0	893.2	450.4	156.4	482.7	539.1
Nasdaq Stock Market (U.S.)	100.0	109.8	119.1	57.4	82.5	97.9
Nasdaq Computer Manufacturer Stocks	100.0	102.1	149.4	62.8	137.8	196.7

Item 6.    Selected Consolidated Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for per share data)
Operating Data:
Product revenue	$239,085	$199,114	$218,970	$133,455	$162,795
Service revenue	80,303	84,933	63,883	52,698	58,222

Total revenue	319,388	284,047	282,853	186,153	221,017

Cost of product revenue	155,027	130,444	133,715	89,475	124,728
Cost of service revenue	54,404	47,719	38,062	31,247	32,466

Total cost of revenue	209,431	178,163	171,777	120,722	157,194

Gross profit	109,957	105,884	111,076	65,431	63,823

Research and development, net	43,618	62,947	51,775	37,883	29,042
Sales and marketing	31,085	26,601	24,988	22,137	21,977
General and administrative	17,767	16,579	16,742	14,956	18,785
Restructuring, severance and impairment	—	—	54,450	(48)	1,251

Operating expenses	92,470	106,127	147,955	74,928	71,055

Income (loss) from operations	17,487	(243)	(36,879)	(9,497)	(7,232)
Other income (expense), net	(766)	(430)	588	1,112	(2,141)
Interest income (expense), net	219	(805)	(4,068)	(1,076)	(6,402)

Income (loss) before income taxes	16,940	(1,478)	(40,359)	(9,461)	(15,775)
(Provision) benefit for income taxes	(1,878)	874	(387)	(1,174)	(602)

Net income (loss)	$15,062	$(604)	$(40,746)	$(10,635)	$(16,377)

Net income (loss) per common share:
Basic	$0.44	$(0.02)	$(1.25)	$(0.33)	$(0.72)

Diluted	$0.43	$(0.02)	$(1.25)	$(0.33)	$(0.72)

Weighted average outstanding shares:
Basic	34,313	33,559	32,573	31,892	22,849

Diluted	35,278	33,559	32,573	31,892	22,849

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(49,164)	$66,684	$(45,507)	$38,650	$12,608
Investing activities	500	(7,682)	46,207	(35,426)	(27,372)
Financing activities	933	(27,209)	(47,196)	1,695	83,909
Depreciation and amortization	9,431	8,454	10,232	13,359	16,181
Purchases of property and equipment	3,736	7,581	4,430	2,768	2,611
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$61,295	$113,178	$80,414	$179,121	$140,328
Working capital	125,377	98,759	114,179	150,839	136,324
Total assets	260,628	223,660	313,861	355,648	337,020
Obligations under capital leases	—	—	—	—	31
Convertible notes, net of discount, current	—	—	25,681	—	—
Convertible notes, net of discount, non-current	—	—	—	68,330	63,186
Shareholders’ equity	145,821	124,163	120,205	159,618	157,706

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

Adoption of New Accounting Pronouncements

Beginning January 1, 2010, we began applying the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements and FASB ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. We also retrospectively applied these provisions to our historical financial statements presented herein. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application of these standards.

Overview and Executive Summary

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide engineering services related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect network, packaging, system software capabilities and processing capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, that enable our systems to continue to increase performance as they grow in size. Purpose-built for the supercomputer market, our higher-end systems balance highly capable processors, very dense design, highly scalable system software and very high speed interconnect and communications capabilities. Our current plans are based on gaining market share in the high-end supercomputer market segment, extending our technology leadership, maintaining our focus on execution and profitability and expanding our addressable market through broadening of our engineering services offerings, specifically our Custom Engineering practices, and selling our Cray XE6m systems.

Summary of 2010 Results

Revenue increased by $35.3 million in 2010 compared to 2009, with a $40.0 million increase in product revenue partially offset by a $4.6 million decrease in service revenue. The increase in product revenue was principally due to the release of the Cray XE6 systems in 2010 and increased Custom Engineering external storage sales as part of our data management practice. The decrease in service revenue was primarily due to our inability to record revenue on a Custom Engineering contract in 2010 for services that were performed but where not all revenue recognition criteria had been met.

The Company recorded income from operations of $17.5 million in 2010 compared to a loss from operations of $0.2 million in 2009. Total gross profit increased $4.1 million in 2010 from 2009 due to higher product revenue which was partially offset by lower service revenue and lower service gross profit. Operating expenses decreased $13.7 million due primarily to lower net research and development expenses which resulted from higher reimbursements, principally from our DARPA HPCS Phase III program, and lower outside service expenses.

Net cash used in operations during 2010 was $49.2 million, as compared to net cash provided by operations of $66.7 million in 2009. The increase in net cash used in operations was principally due to an increase in accounts receivable due to the issuance of large value invoices late in the fourth quarter 2010, associated with acceptances, due in early 2011.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including many-core processors and growing experimentation with accelerators, as the rate of per-core performance increases slows; and

•	Data needs growing faster than computational needs.

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

In the markets for the largest systems, those costing significantly in excess of $3 million, the use of commodity processors and networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system and programming environment software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray XE6m system.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XE family and our longer-term product roadmap are efforts to increase product revenue. We also plan to increase our engineering services offerings, specifically with our Custom Engineering initiative, and market new products, such as the Cray XE6m and successor systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin.    Our product gross profit margin increased slightly from 34% in 2009 to 35% in 2010. Service gross profit margin decreased from 44% in 2009 to 32% in 2010. The decrease in service gross profit margin is due to our investment in Custom Engineering in advance of revenue and our inability to record revenue on a Custom Engineering contract in 2010 for services that were performed but where not all revenue recognition criteria had been met.

Operating expenses.    Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating expenses for 2010 were $13.7 million less than 2009 due primarily to higher co-funding reimbursement amounts under our DARPA HPCS program and reduction in certain non-recurring outside services for research and development expenses compared to 2009. Decreased net research and development expenses were partially offset by increases of $4.5 million in sales and marketing expenses and a $1.2 million increase in general and administrative expenses primarily due to increased incentive compensation expense.

Liquidity and cash flows.    Due to the variability in product revenue and new contracts, our cash position also varies significantly from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Cash receipts often lag customer acceptances and, because we had a number of large customer acceptances in the fourth quarter of 2010, we anticipate large cash inflows in the first quarter of 2011.

Critical Accounting Policies and Estimates

This discussion as well as disclosures included elsewhere in this annual report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, income taxes, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

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

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative estimated selling price.

The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence, or VSOE. The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. On certain transactions the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price, or ESP, in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses either the list price of the deliverable less a discount or the cost to provide the product or service plus a margin. When using list price less a discount, the Company uses discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors. The Company also considers the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins

Products.    The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

Services.    Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue.

Revenue from engineering services is recognized as services are performed.

Project Revenue.    Revenue from design and build contracts is recognized under the percentage-of-completion, or POC method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

The Company records revenue from certain research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

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

Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may have additional expense to write-down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results. During the year ended December 31, 2010, we recorded a charge of $0.9 million related to inventory in excess of estimated future demand. The largest portion of this write-down related to a Cray custom-made component used on the Cray XT systems known as the Cray SeaStar interconnect purchased in 2008 under a last-time buy procurement.

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

As of December 31, 2010, we had approximately $131.0 million of net deferred tax assets, against which we provided a $127.9 million valuation allowance, resulting in a net deferred tax asset of $3.1 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not at this time. We have reported income before income taxes for the year ended December 31, 2010. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs.

Research and Development

Research and development expenses include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve our development processes, and costs related to future product development and costs to support and improve our development processes. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, we amended a vendor agreement to settle outstanding performance issues. We had made advance payments of $16.2 million to the vendor. The amendment called for us to receive a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. As of December 31, 2010, the full balance of the refund had been received. The rebate right of $6.2 million is classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.

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

Share-Based Compensation

We measure compensation cost for share-based payment awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. We recognize share-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate. We recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes options pricing model to value the stock options granted under our options plans. In this model, we utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.

The fair value of restricted stock and restricted stock units is determined based on the number of shares or units granted and the quoted price of our common stock at the date of grant.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue can now be based on entity-specific assumptions in addition to assumptions derived as a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements, or ASU 2009-14. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2008.

Results of Operations

Revenue and Gross Profit

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2010	2009	2008
Product revenue	$239,085	$199,114	$218,970
Less: Cost of product revenue	155,027	130,444	133,715

Product gross profit	$84,058	$68,670	$85,255

Product gross profit percentage	35%	34%	39%
Service revenue	$80,303	$84,933	$63,883
Less: Cost of service revenue	54,404	47,719	38,062

Service gross profit	$25,899	$37,214	$25,821

Service gross profit percentage	32%	44%	40%
Total revenue	$319,388	$284,047	$282,853
Less: Total cost of revenue	209,431	178,163	171,777

Total gross profit	$109,957	$105,884	$111,076

Total gross profit percentage	34%	37%	39%

Product Revenue

Product revenue in 2010 increased $40.0 million, or 20%, over 2009 due primarily to the release of the Cray XE6 system and higher Custom Engineering external storage sales as part of our data management practice.

Product revenue in 2009 decreased $19.9 million, or 9%, over 2008 primarily due to lower sales of our Cray XT5 systems, partially offset by an increase in product revenue from Custom Engineering. In 2008, revenue included approximately $100 million from a single transaction with Oak Ridge National Laboratory as well as revenue from Cray XT5h systems. 2008 product revenue also included project revenue of $7.2 million related to the final deliverables under a previous contract.

Service Revenue

Service revenue for 2010 decreased $4.6 million, or 5%, from 2009 primarily due to our inability to record revenue on a Custom Engineering contract in 2010 for services that were performed but where not all revenue recognition criteria had been met.

Service revenue for 2009 increased $21.1 million, or 33%, from 2008, primarily due to a $5.3 million increase in maintenance service and a $15.8 million increase in engineering services, primarily from our Custom Engineering initiative.

Cost of Product Revenue and Product Gross Profit

Product gross profit percentage improved one percentage point in 2010 compared to 2009. The improvement in product gross profit percentage was due to lower charges for excess and obsolete inventory of $0.9 million in 2010 compared to $5.4 million in 2009. Cost of product revenue increased $24.6 million due to higher product revenue partially offset by lower charges for excess and obsolete inventory.

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

Cost of Service Revenue and Service Gross Profit

Service gross profit percentage declined 12 percentage points and cost of service revenue increased $6.7 million in 2010 as compared to 2009. Service revenue was negatively impacted by the transition of certain Custom Engineering projects from development (service revenue) to production (product revenue) and revenue not recognized on a Custom Engineering contract in 2010 for services that were performed but where not all revenue recognition criteria had been met, while related project costs were expensed in 2010.

Service gross profit percentage increased 4 percentage points in 2009 as compared to 2008 as the $21.1 million increase in service revenue more than offset the increase in cost of service revenue of $9.7 million. Cost of service revenue increased in 2009 primarily due to increased engineering services expenses of $8.6 million, primarily driven by our Custom Engineering initiative.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	2010	2009	2008
Gross research and development expenses	$82,525	$91,874	$95,757
Less: Amounts included in cost of revenue	(79)	(1,789)	(378)
Less: Reimbursed research and development (excludes amounts in revenue)	(38,828)	(27,138)	(43,604)

Net research and development expenses	$43,618	$62,947	$51,775

Percentage of total revenue	14%	22%	18%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted expenses.

In February 2010, the Company and DARPA amended the DARPA HPCS Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the recently-amended contract, we are required to spend $285 million on our DARPA HPCS Phase III project in order to receive the full $190 million of co-funding. As of December 31, 2010, we had received $134 million of reimbursement under the DARPA HPCS Phase III agreement.

In 2010, gross research and development expenses decreased $9.3 million from 2009 primarily due to lower spending on the DARPA HPCS Phase III project, as a result of lower third-party costs, primarily related to a modification in the DARPA contract, which was partially offset by higher incentive based compensation expenses. Reimbursed research and development increased by $11.7 million in 2010 compared to 2009 due to higher DARPA HPCS Phase III reimbursements as we passed three milestones in 2010 compared to passing two milestones in 2009.

In 2009, gross research and development expenses decreased $3.9 million from 2008 levels primarily due to decreased incentive based compensation expense of $2.7 million and lower third-party services of $0.7 million. Reimbursed research and development decreased $16.5 million in 2009 compared to 2008 due to lower amounts recognized related to our DARPA HPCS Phase III project, principally the result in delays in our DARPA co-funded development contract amendment and related contract milestones.

Other Operating Expenses

Our sales and marketing, general and administrative and impairment charges for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2010	2009	2008
Sales and marketing	$31,085	$26,601	$24,988
Percentage of total revenue	10%	9%	9%
General and administrative	$17,767	$16,579	$16,742
Percentage of total revenue	6%	6%	6%
Impairment	$—	$—	$54,450
Percentage of total revenue	—	—	19%

Sales and Marketing.    The $4.5 million increase in sales and marketing expenses in 2010 compared to 2009 was due principally to $1.0 million higher commission on higher revenues, increased headcount in Custom Engineering and higher incentive based compensation.

The $1.6 million increase in sales and marketing expenses in 2009 compared to 2008 was due principally to increased headcount and associated employee-related costs in Europe.

General and Administrative.    The $1.2 million increase in general and administrative expenses in 2010 over 2009 was primarily due to higher incentive based compensation.

The $0.2 million decrease in general and administrative expenses in 2009 over 2008 was primarily due to lower incentive based compensation of $1.3 million offset somewhat by higher stock-based compensation expense of $0.9 million.

Other Income (Expense), Net

For the year ended December 31, 2010, we recognized net other expense of $0.8 million due principally to foreign exchange transaction losses. For the year ended December 31, 2009, we recognized $0.4 million of net other expense due principally to foreign exchange transaction gains offset by a $0.9 million loss on the repurchase of $27.6 million principal amount of our Notes. We recorded $0.6 million of net other income for the year ended December 31, 2008.

Interest Income (Expense), Net

Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest income	$485	$477	$3,551
Interest expense	(266)	(1,282)	(7,619)

Net interest expense	$219	$(805)	$(4,068)

Interest income in 2010 was consistent with interest income in 2009. Interest income in 2009 decreased as compared to 2008 due to lower average invested balances and lower short-term interest rates.

A summary of interest expense for the years ended December 31 follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stated interest on Notes and other debt	$78	$399	$2,089
Amortization of debt discount on Notes	—	834	4,981
Amortization of loan fees on Notes and line of credit	1	11	455
Other interest expense	187	38	94

Total interest expense	$266	$1,282	$7,619

Stated interest expense and amortization of debt discount decreased in 2010 from 2009 due to the repurchase of face amount $27.6 million of our Notes in the second half of 2009. Stated interest expense decreased in 2009 from 2008 due to the repurchase of the face amount of $52.3 million of our Notes in the fourth quarter of 2008 and the repurchase of face amount $27.6 million of our Notes in the second quarter of 2009. Amortization of debt discount on Notes and amortization of loan fees on Notes and line of credit decreased in 2009 from 2008 due to the repurchases of Notes described above.

Taxes

We recorded income tax expense of $1.9 million in 2010, an income tax benefit of $0.9 million in 2009, and income tax expense of $0.4 million in 2008. The income tax expense recorded in 2010 is attributable to higher pretax earnings. The income tax benefit recorded in 2009 relates primarily to the reversal of $1.1 million of the valuation allowance on certain Japanese deferred income tax assets and a $0.7 million benefit recorded as a result of tax legislation that enables a corporation to recover certain previously generated U.S. income tax credits, offset somewhat by income taxes due in the U.S. and various foreign jurisdictions. In 2008, current U.S. federal income alternative minimum tax was partially offset by amounts receivable as a result of tax legislation that enables a corporation to recover certain previously generated U.S. income tax credits.

We have reported income before income taxes for the year ended December 31, 2010. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs.

As of December 31, 2010, we had federal income tax net operating loss carryforwards of approximately $225.2 million that will expire between 2019 through 2027, if not utilized.

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

The Company received acceptances on a large number of systems in the fourth quarter of 2010. The final payments for these systems are not due until 2011, which resulted in a high accounts receivable balance at year-end. Accounts and other receivables increased from $38.2 million at December 31, 2009 to $106.3 million at December 31, 2010. Inventory increased from $29.0 million at December 31, 2009 to $49.2 million at December 31, 2010 as certain systems and system upgrades had been delivered to customer sites but had not completed the acceptance process as of December 31, 2010. Partially offsetting these impacts on our liquidity position has been an increase in the current portion of deferred revenues to $49.9 million as of December 31, 2010 from $42.4 million at December 31, 2009 resulting principally from contractual rights to bill certain of these customers for part of the contract before full customer acceptance and related revenue recognition.

In early 2011 we anticipate that our cash position will improve at least in part as we collect payment for the receivables related to late fourth quarter 2010 system acceptances.

Cash and cash equivalents, restricted cash and short-term investments totaled $61.3 million at December 31, 2010 compared to $113.2 million at December 31, 2009. As of December 31, 2010, we had working capital of $125.4 million compared to $98.8 million as of December 31, 2009.

Cash flow information for the years ended December 31 includes the following (in thousands):

	2010	2009	2008
Operating Activities	$(49,164)	$66,684	$(45,507)
Investing Activities	500	(7,682)	46,207
Financing Activities	933	(27,209)	(47,196)

Operating Activities.    Net cash used in operating activities was $49.2 million in 2010. Net cash provided by operating activities was $66.7 million in 2009 and net cash used in operating activities was $45.5 million in 2008. For the year ended December 31, 2010, cash used by operating activities was principally the result of a large increase in accounts receivable due to final billings related to fourth quarter acceptances due in early 2011. For the year ended December 31, 2009, cash provided by operating activities was principally the result of significant decreases in accounts receivable and inventory. For the year ended December 31, 2008, cash used in operating activities was principally the result of significant increases in accounts receivable and inventory.

Investing Activities.    Net cash provided by investing activities was $0.5 million in 2010. Net cash used in investing activities was $7.7 million in 2009 and net cash provided by investing activities was $46.2 million in 2008. For the year ended December 31, 2010, net cash provided by investing activities was a result of the sale of $3 million in short-term investments and a $1.2 million decrease in restricted cash, offset by property and equipment purchases of $3.7 million. For the year ended December 31, 2009, net cash used in investing activities was principally the result of purchases of property and equipment. For the year ended December 31, 2008, net cash provided by investing activities was principally the result of sales or maturities of our short-term investments of $45.0 million and a decrease in restricted cash of $7.3 million due to our August 2008 amendment of our line of credit agreement with Wells Fargo Bank.

Financing Activities.    Net cash provided by financing activities was $0.9 million in 2010. Net cash used in financing activities was $27.2 million and $47.2 million in 2009 and 2008, respectively. For the year ended December 31, 2010, cash provided by financing activities related to proceeds from stock option exercises and stock purchases from our employee stock purchase plan. For the year ended December 31, 2009, net cash used in financing activities was due primarily to $27.3 million of cash paid to repurchase our Notes. As of December 31, 2009, there was no outstanding balance on our Notes. For the year ended December 31, 2008, net cash used in financing activities was due primarily to $47.7 million of cash paid to repurchase certain of our Notes.

Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, outside engineering expenses, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Development agreements	$14,957	$10,977	$3,980	$—	$—
Operating leases	30,276	4,384	8,169	7,371	10,352
Unrecognized income tax benefits	20	7	13	—	—

Total contractual cash obligations	$45,253	$15,368	$12,162	$7,371	$10,352

In July 2009, we amended our line of credit agreement with Wells Fargo to increase the maximum line of credit to $3.5 million. Our line of credit with Wells Fargo has a maturity date of June 1, 2011. In September

2010, we entered into a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. We made no draws in 2010 and had no outstanding borrowings on these lines of credit as of December 31, 2010.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the twelve months ended December 31, 2010, we incurred $8.2 million for such arrangements.

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

The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products and to engage in Custom Engineering projects, with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in achieving profitable operations and positive operating cash flows on a sustained basis.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.

Interest Rate Risk:    We invest our available cash in money market mutual funds whose underlying investments include investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments or auction rate securities in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Although we have the above noted risks, a 0.5% change in interest rates would not be significant.

Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2010, we had entered into forward exchange contracts that hedge approximately $63.0 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2010, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.6 million.

Item 8.    Financial Statements and Supplementary Data

*	The Financial Statements are located following page 53.

The selected quarterly financial data required by this item is set forth in Note 18 of the Notes to Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/    PETERSON SULLIVAN LLP

Seattle, Washington

March 4, 2011

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in the sections captioned “Our Common Stock Ownership,” “The Board of Directors,” “Executive Officers” and “Proposal 1: To Elect Eight Directors for One-Year Terms” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 16, 2011, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is contained in the section captioned “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 16, 2011, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is contained in part in the section captioned “Our Common Stock Ownership” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 16, 2011, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in the sections captioned “The Board of Directors — Independence” and “Transactions With Related Persons” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 16, 2011, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned “Proposal 2: To Ratify the Appointment of Peterson Sullivan LLP as Our Independent Auditors” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 16, 2011, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2010, 2009, and 2008 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 4, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 4, 2011.

Signature	Title

By /s/ PETER J. UNGARO Peter J. Ungaro	Chief Executive Officer, President and Director (Principal Executive Officer)

By /s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD Charles D. Fairchild	Chief Accounting Officer, Controller and Vice President (Principal Accounting Officer)

By /s/ WILLIAM C. BLAKE William C. Blake	Director

By /s/ JOHN B. JONES, JR. John B. Jones, Jr.	Director

By /s/ STEPHEN C. KIELY Stephen C. Kiely	Director

By /s/ FRANK L. LEDERMAN Frank L. Lederman	Director

By /s/ SALLY G. NARODICK Sally G. Narodick	Director

Signature	Title

By /s/ DANIEL C. REGIS Daniel C. Regis	Director

By /s/ STEPHEN C. RICHARDS Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(7)
4.1	Form of Common Stock Purchase Warrants due June 21, 2009(13)
10.0*	1999 Stock Option Plan(29)
10.1*	2000 Non-Executive Employee Stock Option Plan(5)
10.2*	2001 Employee Stock Purchase Plan, as Amended(10)
10.3*	2003 Stock Option Plan(2)
10.4*	2004 Long-Term Equity Compensation Plan(12)
10.5*	2005 Executive Bonus Plan(16)
10.6*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan(17)
10.7*	2006 Long-Term Equity Compensation Plan(28)
10.8*	2009 Long-Term Equity Compensation Plan(35)
10.9*	Form of Officer Non-Qualified Stock Option Agreement(18)
10.10*	Form of Officer Incentive Stock Option Agreement(18)
10.11*	Form of Director Stock Option Agreement(18)
10.12*	Form of Director Stock Option Agreement, immediate vesting(18)
10.13*	Form of Employee Restricted Stock Agreement, current form(32)
10.14*	Form of Director Restricted Stock Agreement(1)
10.15*	2007 Cash Incentive Plan(7)
10.16*	Senior Officer Cash Incentive Plan for annual cash incentive awards(8)
10.17*	Letter Agreement between the Company and Peter J. Ungaro, effective March 7, 2005(15)
10.18*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005(21)
10.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005(22)
10.20*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees, as in effect prior to December 19, 2008(9)
10.21*	Form of Management Retention Agreement, dated as of December 19, 2008, including Annex A-1 and Annex A-2 applicable to Peter J. Ungaro and Brian C. Henry, respectively(26)
10.22*	Executive Severance Policy, as in effect on December 19, 2008(26)
10.23*	Executive Severance Policy, as adopted on December 13, 2010(37)
10.24*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005(24)
10.25*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005(24)
10.26*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005(24)
10.27*	Summary sheet setting forth amended compensation arrangements for non-employee Directors(25)
10.28*	Amended and Restated 2001 Employee Stock Purchase Plan
10.29	Form of Indemnification Agreement(11)
10.30	Lease Agreement between 900 Fourth Avenue Property LLC and the Company, dated as of August 11, 2008(19)
10.31	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000(6)
10.32	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.33	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000(6)

Exhibit Number	Description
10.34	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002(3)
10.35	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008(30)
10.36	Lease between NEA Galtier, LLC and the Company, dated as of July 2, 2009(34)
10.37	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000(4)
10.38	Amendment No. 2 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March 30, 2007(31)
10.39	Amendment No. 3 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March, 28, 2008(14)
10.40	Credit Agreement between Wells Fargo Bank, National Association and the Company, dated December 29, 2006(27)
10.41	First Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated January 31, 2007(32)
10.42	Second Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, effective as of December 31, 2007(23)
10.43	Third Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated August 22, 2008(19)
10.44	Fourth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated April 20, 2009(20)
10.45	Fifth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2009(33)
10.46	Loan and Security Agreement between Silicon Valley Bank and the Company, dated September 13, 2010(36)
21.1	Subsidiaries of the Company
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney for directors and officers (included on the signature page of this report)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on June 8, 2006.

(2)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2003 Annual Meeting, as filed with the Commission on March 31, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2002 on March 28, 2003.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2000.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2000 on April 2, 2001.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 12, 2007.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2008.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on May 17, 1999.

(10)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2005 Annual Meeting, as filed with the Commission on April 14, 2005.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 8, 2011.

(12)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2004 Annual Meeting, as filed with the Commission on March 24, 2004.

(13) Incorporated by reference to the Company’s Registration Statement on Form S-3 (SEC No. 333-57972), as filed with the Commission on March 30, 2001.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on April 8, 2008.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 8, 2005.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on March 25, 2005.

(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 333-114243), as filed with the Commission on April 6, 2004.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2004 on April 1, 2005.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 29, 2008.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2009 on March 16, 2010.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on May 9, 2005.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on November 9, 2005.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2008.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2005.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 21, 2006.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 22, 2008.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 2007.

(28)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2006 Annual Meeting, as filed with the Commission on April 28, 2006.

(29)	Incorporated by reference to the Company’s Registration Statement on Form S-8, (SEC No. 333-57970), as filed with the Commission on March 30, 2001.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on February 1, 2008.

(31)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 7, 2007.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Commission for the fiscal year ended December 31, 2006 on March 9, 2007.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 13, 2009.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on July 16, 2009.

(35)	Incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting, as filed with the Commission on March 31, 2009.

(36)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on September 17, 2010.

(37)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2010.

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$57,381	$105,018
Restricted cash	3,914	5,161
Short-term investments, available for sale	—	2,999
Accounts and other receivables, net	106,268	38,207
Inventory	49,241	29,011
Prepaid expenses and other current assets	5,901	5,514

Total current assets	222,705	185,910
Property and equipment, net	17,953	19,809
Service inventory, net	1,887	1,719
Deferred tax asset	3,105	2,661
Other non-current assets	14,978	13,561

TOTAL ASSETS	$260,628	$223,660

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,384	$18,783
Accrued payroll and related expenses	20,668	16,219
Other accrued liabilities	6,380	9,735
Deferred revenue	49,896	42,414

Total current liabilities	97,328	87,151
Long-term deferred revenue	14,954	9,627
Other non-current liabilities	2,525	2,719

TOTAL LIABILITIES	114,807	99,497
Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 36,068,081 and 35,181,407 shares, respectively	559,058	551,220
Accumulated other comprehensive income	4,906	6,148
Accumulated deficit	(418,143)	(433,205)

TOTAL SHAREHOLDERS’ EQUITY	145,821	124,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$260,628	$223,660

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Product	$239,085	$199,114	$218,970
Service	80,303	84,933	63,883

Total revenue	319,388	284,047	282,853

Cost of revenue:
Cost of product revenue	155,027	130,444	133,715
Cost of service revenue	54,404	47,719	38,062

Total cost of revenue	209,431	178,163	171,777

Gross profit	109,957	105,884	111,076
Operating expenses:
Research and development, net	43,618	62,947	51,775
Sales and marketing	31,085	26,601	24,988
General and administrative	17,767	16,579	16,742
Impairment of goodwill	—	—	54,450

Total operating expenses	92,470	106,127	147,955

Income (loss) from operations	17,487	(243)	(36,879)
Other income (expense), net	(766)	(430)	588
Interest income (expense), net	219	(805)	(4,068)

Income (loss) before income taxes	16,940	(1,478)	(40,359)
Income tax benefit (expense)	(1,878)	874	(387)

Net income (loss)	$15,062	$(604)	$(40,746)

Basic net income (loss) per common share	$0.44	$(0.02)	$(1.25)

Diluted net income (loss) per common share	$0.43	$(0.02)	$(1.25)

Basic weighted average shares outstanding	34,313	33,559	32,573

Diluted weighted average shares outstanding	35,278	33,559	32,573

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income (Loss)
	Number of Shares	Amount
BALANCE, December 31, 2007	32,638	$537,911	$13,562	$(391,855)	$159,618
Issuance of shares under employee stock purchase plan	116	453	—	—	453	—
Exercise of stock options	9	51	—	—	51	—
Issuance of shares under Company 401(k) Plan match	311	1,653	—	—	1,653	—
Restricted shares issued for compensation, net of forfeitures	433	—	—	—	—	—
Share-based compensation	—	3,374	—	—	3,374	—
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	(55)	—	(55)	(55)
Currency translation adjustment	—	—	(10,716)	—	(10,716)	(10,716)
Unrealized gain on cash flow hedges, net of reclassification adjustments	—	—	6,573	—	6,573	6,573
Net loss	—	—	—	(40,746)	(40,746)	(40,746)

BALANCE, December 31, 2008	33,507	$543,442	$9,364	$(432,601)	$120,205	$(44,944)

Issuance of shares under employee stock purchase plan	108	510	—	—	510	—
Exercise of stock options	43	264	—	—	264	—
Issuance of shares under Company 401(k) Plan match	671	1,780	—	—	1,780	—
Restricted shares issued for compensation, net of forfeitures	852	—	—	—	—	—
Share-based compensation	—	5,811	—	—	5,811	—
Stock option repurchase	—	(587)	—	—	(587)	—
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	4	—	4	4
Currency translation adjustment	—	—	(882)	—	(882)	(882)
Unrealized loss on cash flow hedges, net of reclassification adjustments	—	—	(2,338)	—	(2,338)	(2,338)
Net loss	—	—	—	(604)	(604)	(604)

BALANCE, December 31, 2009	35,181	$551,220	$6,148	$(433,205)	$124,163	$(3,820)

Issuance of shares under employee stock purchase plan	84	497	—	—	497	—
Exercise of stock options	92	436	—	—	436	—
Issuance of shares under Company 401(k) Plan match	355	1,978	—	—	1,978	—
Restricted shares issued for compensation, net of forfeitures	356	—	—	—	—	—
Share-based compensation	—	4,927	—	—	4,927	—
Other comprehensive income:
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	(3)	—	(3)	(3)
Currency translation adjustment	—	—	350	—	350	350
Unrealized loss on cash flow hedges, net of reclassification adjustments	—	—	(1,589)	—	(1,589)	(1,589)
Net income	—	—	—	15,062	15,062	15,062

BALANCE, December 31, 2010	36,068	$559,058	$4,906	$(418,143)	$145,821	$13,820

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$15,062	$(604)	$(40,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,431	8,454	10,232
Loss on disposal of fixed assets	504	—	—
Share-based compensation expense	4,927	5,811	3,374
Inventory write-down	887	5,431	1,006
Impairment of goodwill	—	—	54,450
Amortization of issuance costs, convertible notes payable and line of credit	—	11	455
Deferred income taxes	(251)	(1,411)	(688)
Amortization of convertible notes debt discount	—	834	4,981
Loss on repurchase of Notes	—	910	505
Cash (used in) provided by operations due to changes in operating assets and liabilities:
Accounts receivable	(68,077)	56,735	(71,326)
Inventory	(25,300)	44,119	(31,686)
Prepaid expenses and other assets	(2,040)	16,078	(19,784)
Accounts payable	1,600	2,028	2,613
Accrued payroll and related expenses and other accrued liabilities	1,480	(37,033)	16,143
Other non-current liabilities	(194)	(456)	(1,126)
Deferred revenue	12,807	(34,223)	26,090

Net cash (used in) provided by operating activities	(49,164)	66,684	(45,507)
Investing activities:
Sales/maturities of short-term investments	3,000	7,850	45,001
Purchases of short-term investments	—	(5,481)	(1,673)
Decrease (increase) in restricted cash	1,236	(2,470)	7,309
Purchases of property and equipment	(3,736)	(7,581)	(4,430)

Net cash provided by (used in) investing activities	500	(7,682)	46,207
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	497	510	453
Proceeds from exercise of options	436	264	51
Stock option repurchase	—	(669)	—
Repayment of convertible notes	—	(27,314)	(47,700)

Net cash provided by (used in) financing activities	933	(27,209)	(47,196)
Effect of foreign exchange rate changes on cash and cash equivalents	94	852	(1,670)

Net (decrease) increase in cash and cash equivalents	(47,637)	32,645	(48,166)
Cash and cash equivalents:
Beginning of period	105,018	72,373	120,539

End of period	$57,381	$105,018	$72,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$469	$2,223
Cash paid for income taxes	1,530	1,262	206
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$4,183	$1,876	$5,851
Value of shares issued for 401(k) match	1,978	1,780	1,653

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS

Cray Inc., or Cray, or the Company designs, develops, manufactures, markets and services high performance computer, or HPC, systems, commonly known as supercomputers and provides engineering services related to HPC systems. These systems provide capability and capacity far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

For the year ended December 31, 2010, the Company recorded net income of $15.1 million and had cash used in operating activities of $49.2 million. Cash and cash equivalents and restricted cash were $61.3 million at December 31, 2010. Management’s plans project that the Company’s current cash resources and cash to be generated from operations in 2011 will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume sales, shipment, acceptance and subsequent collections from several large customers, as well as cash receipts on new bookings.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Accounting Change

Beginning January 1, 2010, the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements and FASB ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements. The Company also retrospectively applied these provisions to its historical financial statements presented herein. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application of these standards.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net income (loss) or shareholders’ equity from such reclassifications.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2010, the Company had restricted cash of $3.9 million, of which $3.5 million related to the Company’s line of credit with Wells Fargo and $0.4 million related to a performance bond related to a sales contract. As of December 31, 2009, the Company had restricted cash of $5.2 million, of which $3.5 million related to the Company’s line of credit with Wells Fargo and $1.7 million related to a performance bond related to a sales contract.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments

Investments generally mature between three months and one year from the purchase date. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; as such, unrealized gains and losses are recorded in “Accumulated other comprehensive income,” unless losses are considered other than temporary, in which case, losses would be included in results of operations.

Foreign Currency Derivatives

The Company uses forward foreign currency exchange contracts to hedge certain foreign currency exposures. Forward contracts are cash flow hedges of the Company’s foreign currency exposures on certain revenue contracts and are recorded at the contract’s fair value. Any gains or losses on the effective portion of the forward contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the forward contract. When the hedged transaction is settled, any unrecognized gains or losses on the hedged transaction are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative financial instruments for speculative purposes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and forward foreign currency exchange contracts.

The Company maintains cash and cash equivalents and forward contracts with various financial institutions. As part of its risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any credit losses from instruments held at financial institutions. The Company utilizes forward contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

The Company currently derives a significant portion of its revenue from sales of products and services to different agencies of the U.S. government or commercial customers primarily serving various agencies of the U.S. government. See Note 14 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.

Other Concentration

The Company obtains certain components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of the relationship with a single source supplier, or any unilateral modification of contract terms under which the Company is supplied components by a single source supplier could adversely affect the Company’s revenue and gross margins.

Accounts Receivable

Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government reimbursed research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer past due account balances. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer.

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s financial instruments primarily consist of time deposits, money market funds, debt instruments, and foreign currency derivatives. See Note 3 for a further discussion on fair value of financial instruments.

Inventories

Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When it is determined that these components do not function as intended, or quantities on hand are in excess of estimated requirements, the costs associated with these components are charged to expense.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture, fixtures and computer equipment, and eight years to 25 years for buildings and land improvements. Leasehold improvements are depreciated over the life of the lease or asset, whichever is shorter.

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, design system interfaces and installation and testing of the software. The Company amortizes internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

Service Inventory

Service inventory is valued at the lower of cost or market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years).

Goodwill and Other Intangible Assets

During the fourth quarter of 2008, the Company concluded that the goodwill balance as of November 30, 2008 of $54.5 million was fully impaired and, accordingly, recorded a charge to “Impairment of goodwill” on the accompanying Consolidated Statements of Operations. As such, there is no goodwill balance as of December 31, 2010 or 2009.

The Company has capitalized certain external legal costs incurred for patent filings. These intangible assets are included in “Other non-current assets” in the accompanying Consolidated Balance Sheets. The Company

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

begins amortization of these costs as each patent is awarded. Patents are amortized over their estimated useful lives (generally five years). The Company performs periodic review of its capitalized patent costs to ensure that the patents have continuing value to the Company.

The Company had net capitalized patent costs of $0.6 million and $0.9 million at December 31, 2010 and 2009, respectively, and are included in “Other non-current assets” on the accompanying Consolidated Balance Sheets. Amortization expense for 2010, 2009 and 2008 was $0.2 million for each of the years.

Impairment of Long-Lived Assets

The Company evaluates property, plant and equipment and purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the carrying value of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

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

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative estimated selling price.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which the Company is sometimes able to determine vendor specific objective evidence, or VSOE. The Company determines VSOE based on normal pricing and discounting practices for the product or service when sold separately.

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on the Company’s prices or competitor prices for similar deliverables when sold separately. On certain transactions, the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is typically not able to determine TPE.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price, or ESP, in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses either the list price of the deliverable less a discount or the cost to provide the product or service plus a margin. When using list price less a discount, the Company uses discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors. The Company also considers the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.

Products.    The Company recognizes revenue from sales of products, other than the Cray CX systems, upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist. Revenue from sales of Cray CX systems is generally recognized upon shipment when title and risk of loss transfers to the customer and collection is reasonably assured.

Services.    Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue.

Revenue from engineering services is recognized as services are performed.

Project Revenue.    Revenue from design and build contracts is recognized under the percentage-of-completion, or POC, method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

The Company records revenue from certain research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

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

Foreign Currency Translation

The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries who have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations. Net transaction gains (losses) were ($1.0) million, $0.3 million, and $0.8 million for 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing product features and expenses related to future product development and costs to support and improve our development processes. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. The Company may also enter into arrangements whereby it makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. Due to the amendment, the Company received a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. The Company estimated the fair value of this rebate right to be $6.2 million. The Company believes the rebate right is recoverable and it has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment.

Amounts to be received under co-funding arrangements with the U.S. government are based on either contractual milestones or costs incurred. These co-funding payments are recognized in operations as performance

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.

The Company does not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as such, there may be periods in which research and development costs are expensed as incurred but where no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss and tax credit carryforwards, and are measured using the enacted income tax rates and existing laws that will be in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction. The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized. The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence). The Company considers its actual historical results to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance. If in a future period, management is able to conclude that it is more-likely-than-not that additional deferred tax assets will be realized, the adjustment of the valuation allowance would increase net income in that period.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Share-Based Compensation

We measure compensation cost for share-based payment awards at fair value and recognize it as compensation expense over the service period for awards expected to vest. We recognize share-based compensation expense for all share-based payment awards, net of an estimated forfeiture rate. We recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes options pricing model to value the stock options granted under our options plans. In this model, we utilize assumptions related to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.

The fair value of restricted stock and restricted stock units is determined based on the number of shares or units granted and the quoted price of our common stock at the date of grant.

The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of the closing market price on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to fair value provisions.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.

Advertising Costs

Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $0.8 million, $0.9 million, and $1.0 million in 2010, 2009 and 2008, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share, or EPS

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding Notes. For the year ended December 31, 2010, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.0 million. For the years ended December 31, 2009 and 2008, certain outstanding stock options, unvested restricted stock, restricted stock units, warrants, and shares issuable upon conversion of the Notes were antidilutive, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 1.9 million, 5.3 million, and 7.6 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2010, 2009 and 2008, respectively, because they are antidilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2010	2009	2008
Accumulated unrealized net gain (loss) on available-for-sale investments	$—	$3	$(1)
Accumulated unrealized net gain on cash flow hedges	1,347	2,936	5,274
Accumulated currency translation adjustment	3,559	3,209	4,091

Accumulated other comprehensive income	$4,906	$6,148	$9,364

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. The guidance in ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, which replaces fair value in the revenue allocation guidance, as the allocation of revenue can now be based on entity-specific assumptions in addition to assumptions derived as a marketplace participant. The amendments in ASU 2009-13 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements, or ASU 2009-14. The guidance in ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the guidance applicable to software revenue recognition. The amendments in ASU 2009-14 are effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective January 1, 2010 and has elected to apply it retrospectively. The adoption of this guidance and its retrospective application did not have a material impact on the Company’s financial results. No changes to previously reported amounts in the historical financial statements were required as a result of retrospective application.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to be substantive by meeting specific criteria. The amendments in ASU 2010-17 are effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial results nor would it have had a material impact had the guidance been adopted on January 1, 2008.

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$61,295	$61,295	$—
Foreign exchange forward contracts(1)	2,044	—	2,044

Assets measured at fair value at December 31, 2010	$63,339	$61,295	$2,044

Liabilities:
Foreign exchange forward contracts(2)	704	—	704

Liabilities measured at fair value at December 31, 2010	$704	$—	$704

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$110,179	$110,179	$—
Short-term investments, available-for-sale	2,999	2,999	—
Foreign exchange forward contracts(1)	51	—	51

Assets measured at fair value at December 31, 2009	$113,229	$113,178	$51

Liabilities:
Foreign exchange forward contracts(2)	1,659	—	1,659

Liabilities measured at fair value at December 31, 2009	$1,659	$—	$1,659

(1)	Included in “Prepaid expenses and other current assets” at 12/31/09 and “Other non-current assets” at 12/31/10 on the Company’s Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets.

As of December 31, 2009, the Company’s short-term investments consisted of treasury bills. The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 assets and liabilities do not have observable prices, but have inputs that are based on observable inputs, either directly or indirectly.

Short-term Investments

As of December 31, 2009, the Company’s short-term investments were classified as available-for-sale and consisted of the following (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
Treasury bills	$2,996	$3	$—	$2,999

Total short-term investments	$2,996	$3	$—	$2,999

The Company sold all short-term investments in 2010. No material gains or losses were realized on sales of short-term investments for the years ended December 31, 2010, 2009 and 2008. The Company uses the specific identification method to determine the cost basis for calculating realized gains or losses.

Foreign Currency Derivatives

As of December 31, 2010 and 2009, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2010, the outstanding notional amounts were approximately 2.0 million British pound sterling, 37.8 million euro and 53.3 million Swedish krona. As of December 31, 2009, the outstanding notional amounts were approximately 9.8 million British pound sterling, 1.4 million euro and 2.4 million Swiss franc. As of December 31, 2010 and 2009, these contracts hedged foreign currency exposure of approximately $63.0 million and $18.5 million, respectively. The associated cash receipts are expected to be received between 2011 and 2014, during which time the revenue on the associated sales contracts is expected to be recognized. As

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2010 and 2009, the fair value of outstanding forward contracts totaled a net gain of $1.3 million and a net loss of $1.6 million, respectively. As of December 31, 2010 and 2009, unrecognized gains of $1.4 million and $2.9 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. The Company recognized approximately $3.5 million and $2.0 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized for the years ended December 31, 2010 and 2009, respectively. During 2008, the Company recognized approximately $0.5 million in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

NOTE 4    ACCOUNTS AND OTHER RECEIVABLES, NET

A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2010	2009
Trade accounts receivable	$79,891	$26,375
Unbilled receivables	1,785	5,791
Advance billings	22,445	2,968
Other receivables	2,270	3,245

	106,391	38,379
Allowance for doubtful accounts	(123)	(172)

Accounts and other receivables, net	$106,268	$38,207

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2010 and 2009, accounts receivable included $56.4 million and $19.5 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.5 million and $4.1 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2010, two non-U.S. government customers accounted for 32% of total accounts receivable. As of December 31, 2009, one non-U.S. government customer accounted for 13% of total accounts receivable.

NOTE 5    INVENTORY

A summary of inventory follows (in thousands):

	December 31,
	2010	2009
Components and subassemblies	$11,481	$10,687
Work in process	5,670	14,383
Finished goods	32,090	3,941

	$49,241	$29,011

As of December 31, 2010 and 2009, $31.5 million and $3.6 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2010, two customers accounted for $29.4 million of finished goods inventory. At December 31, 2009, three customers accounted for $3.3 million of finished goods inventory.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, 2009 and 2008, the Company wrote off $0.9 million, $5.4 million, and $1.0 million, respectively, of inventory primarily related to the Cray XT product lines.

NOTE 6    PROPERTY AND EQUIPMENT, NET

A summary of property and equipment follows (in thousands):

	December 31,
	2010	2009
Land	$131	$131
Buildings	11,060	10,798
Furniture and equipment	10,432	15,589
Computer equipment	68,801	89,951
Leasehold improvements	367	352

	90,791	116,821
Accumulated depreciation and amortization	(72,838)	(97,012)

Property and equipment, net	$17,953	$19,809

Depreciation expense on property and equipment for 2010, 2009 and 2008 was $8.1 million, $7.1 million, and $8.6 million, respectively.

NOTE 7    SERVICE INVENTORY, NET

A summary of service inventory follows (in thousands):

	December 31,
	2010	2009
Service inventory	$27,663	$29,772
Accumulated depreciation	(25,776)	(28,053)

Service inventory, net	$1,887	$1,719

NOTE 8    DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred product revenue	$19,959	$18,305
Deferred service revenue	44,891	33,736

Total deferred revenue	64,850	52,041
Less long-term deferred revenue	(14,954)	(9,627)

Deferred revenue in current liabilities	$49,896	$42,414

At December 31, 2010, one customer accounted for 28% of total deferred revenue. At December 31, 2009, two customers accounted for 44% of total deferred revenue.

NOTE 9    COMMITMENTS AND CONTINGENCIES

The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2010, 2009 and 2008 of $4.7 million, $4.4 million and $3.6 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual commitments as of December 31, 2010, were as follows (in thousands):

	Operating Leases	Development Agreements
2011	$4,384	$10,977
2012	4,058	3,855
2013	4,111	125
2014	3,728	—
2015	3,643	—
Thereafter	10,352	—

Minimum contractual commitments	$30,276	$14,957

In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2010, 2009 and 2008, the Company incurred $8.2 million, $17.8 million and $18.5 million respectively, for such arrangements.

Litigation

In 2009 a complaint, and then later in the year an amended complaint, were filed against Cray and Mellon Investor Services, LLC (Cray’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of the predecessor of Cray. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly owed to the receiver. The Company continues to evaluate the claim but does not expect the outcome to have a material impact on the financial position of Cray.

Other

From time to time, the Company is subject to various other legal proceedings that arise in the ordinary course of business or are not material to the Company’s business. Additionally, the Company is subject to income taxes in the U.S. and several foreign jurisdictions and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Although the Company cannot predict the outcomes of these matters with certainty, the Company’s management does not believe that the disposition of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10    INCOME TAXES

Under ASC Topic 740, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes. As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $225.2 million, of which approximately $21 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. As of December 31, 2010, the Company had approximately $20.7 million of foreign net operating loss carryforwards. As of December 31, 2010, the Company had gross federal research and development tax credit carryforwards of approximately $16.4 million. The federal net operating loss carryforwards, if not utilized, will expire from 2019 through 2027, and the research and development tax credits will expire from 2018 through 2030, if not utilized. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2011 to 2018. Utilization of the Company’s federal net operating loss carryforwards generated prior to May 10, 2001 are limited under Section 382 of the Internal Revenue Code.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$16,319	$(3,233)	$937
International	621	1,755	(41,296)

Total	$16,940	$(1,478)	$(40,359)

The benefit (provision) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current benefit (provision):
Federal	$(636)	$783	$55
State	(258)	(6)	(34)
Foreign	(1,235)	(1,314)	(1,096)

Total current provision	(2,129)	(537)	(1,075)
Deferred benefit:
Federal	—	—	—
State	—	—	—
Foreign	251	1,411	688

Total deferred benefit	251	1,411	688

Total benefit (provision) for income taxes	$(1,878)	$874	$(387)

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	1.4	(5.3)	0.7
Foreign income taxes	11.5	10.3	3.8
Deemed dividends for U.S. income tax purposes	0.9	45.8	0.5
Meals and entertainment expense	0.6	7.0	0.3
Nondeductible expenses	0.4	2.3	0.3
Nondeductible goodwill	—	1.1	39.2
Disallowed compensation	1.0	—	1.5
Research and development tax credit	(8.2)	(148.8)	(2.9)
Effect of change in valuation allowance on deferred tax assets	(31.5)	63.5	(7.4)

Effective income tax rate	11.1%	(59.1)%	1.0%

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2010	2009
Current:
Deferred Income Tax Assets
Inventory	$4,378	$2,624
Accrued compensation	1,347	1,728
Deferred revenue	8,872	3,118
Other	83	318

Gross current deferred tax assets	14,680	7,788
Valuation allowance	(14,680)	(7,788)

Current deferred tax assets	—	—

Deferred Income Tax Liabilities
Net current deferred tax asset	$—	$—

Long-Term:
Deferred Income Tax Assets
Property and equipment	$2,392	$3,630
Research and experimentation credit carryforwards	16,371	14,976
Net operating loss carryforwards	92,261	105,409
Goodwill	1,213	1,504
Other	4,723	4,053

Gross long-term deferred tax assets	116,960	129,572
Valuation allowance	(113,259)	(126,013)

Long-term deferred tax assets	3,701	3,559

Deferred Income Tax Liabilities
Other	(596)	(898)

Long-term deferred tax liabilities	(596)	(898)

Net long-term deferred tax asset	$3,105	$2,661

During 2009, the Company, based on an evaluation of both positive and negative evidence, concluded that it was more likely than not that approximately $1.1 million of deferred tax assets of its Japanese subsidiary would be realized and accordingly removed the valuation allowance recorded for those deferred tax assets. The Company continues to provide a full valuation allowance against its net operating losses and other net deferred taxes arising in certain jurisdictions, primarily in the United States, as the realization of such assets is not considered to be more likely than not. If in a future period the Company is able to conclude that it is more likely than not that additional deferred tax assets will be realized, the adjustment of the valuation allowance would increase net income in that period. The valuation allowance on deferred tax assets decreased $5.9 million in 2010, increased $0.9 million in 2009 and decreased by $3.0 million in 2008.

Undistributed earnings relating to certain of the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation.

As of December 31, 2010, the Company had recorded approximately $20 thousand in liabilities related to unrecognized tax benefits for uncertain income tax positions. Recognition of these income tax benefits would not have a material affect on the Company’s effective income tax rate. Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2010, 2009 and 2008.

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2010 (in thousands):

Balance at December 31, 2007	$990
Increase related to prior year income tax positions	166
Decrease related to prior year income tax positions	(510)

Balance at December 31, 2008	$646
Increase related to prior year income tax positions	35
Decrease related to prior year income tax positions	(50)
Lapse of statute of limitations	(143)

Balance at December 31, 2009	$488
Increase related to prior year income tax positions	7
Settlement	(265)
Lapse of statute of limitations	(210)

Balance at December 31, 2010	$20

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

NOTE 11    CONVERTIBLE NOTES AND LINES OF CREDIT

Convertible Notes

In December 2004, the Company issued $80 million aggregate principal amount of Notes in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. No notes remain outstanding at December 31, 2010 and 2009.

During the fourth quarter of 2008, the Company repurchased Notes with a contractual principal balance of $52.3 million, and a carrying value of $47.6 million, for $47.7 million (including accrued interest). The resulting loss on extinguishment of $0.5 million was recorded during the fourth quarter of 2008. During May 2009, the Company repurchased Notes with a contractual principal balance of $27.6 million, and a carrying value of $26.3 million, for $27.2 million (including accrued interest). The resulting loss on extinguishment of $0.9 million was recorded during the second quarter of 2009. Both losses on extinguishment were recorded as net other expense in the accompanying Consolidated Statements of Operations. In December 2009, the Company redeemed the remaining outstanding principal balance of $164,000.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lines of Credit

The Company has a Credit Agreement with Wells Fargo Bank, N.A., or Wells Fargo, with a principal amount of the credit facility of $3.5 million and a maturity date of June 1, 2011. This facility may be used to provide foreign exchange contracts (with a potential exposure of no more than $1.8 million) and to support letters of credit (up to no more than $1.7 million in aggregate). The Company is required to maintain at least $3.5 million of cash, cash equivalents and similar investments to secure the facility and to maintain $3.5 million of additional liquid assets. The Credit Agreement provides support for the Company’s existing letters of credit. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date.

In September 2010, the Company entered into a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are exceeded. In connection with this line of credit, a blanket lien has been granted in substantially all assets. The line of credit with Silicon Valley Bank has a maturity date of September 13, 2012.

As of December 31, 2010 and 2009, the Company had no outstanding borrowings on these lines of credit.

NOTE 12    SHAREHOLDERS’ EQUITY

Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.

Common Stock:    The Company has 75 million authorized shares of common stock with a par value of $0.01 per share.

Restricted Stock and Restricted Stock Units:    During 2010, 2009 and 2008, respectively, the Company issued an aggregate of 501,157, 877,170 and 453,808 shares of restricted stock and restricted stock units, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $2.8 million, $3.4 million, and $2.9 million for 2010, 2009 and 2008, respectively. Stock compensation expense is recorded over the vesting period, which is generally two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2010, $3.4 million remains to be expensed over the remaining vesting periods of these grants.

As of December 31, 2010 and 2009, the Company had issued and outstanding 25,000 restricted stock units. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued.

Stock Option Plans:    As of December 31, 2010, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	1.8%	1.6%	2.8%
Expected dividend yield	0%	0%	0%
Volatility	74%	79%	69%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.04	$2.41	$3.50

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied for the years ended December 31, 2010, 2009 and 2008 were 7.6%, 8.0%, and 9.7%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding at January 1, 2008	3,328,798	$14.68
Granted	891,350	6.50
Exercised	(8,697)	5.82
Canceled and forfeited	(455,557)	18.49

Outstanding at December 31, 2008	3,755,894	12.30

Granted	1,320,200	4.12
Exercised	(43,535)	6.07
Canceled and forfeited	(1,916,037)	16.35

Outstanding at December 31, 2009	3,116,522	6.43

Granted	715,950	5.50
Exercised	(92,280)	4.73
Canceled and forfeited	(294,482)	7.32

Outstanding at December 31, 2010	3,445,710	6.20	7.3 years

Exercisable at December 31, 2010	1,726,781	7.28	6.0 years

Available for grant at December 31, 2010	3,384,798

As of December 31, 2010, there was $6.1 million of aggregate intrinsic value of outstanding stock options, including $2.5 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2010. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $196,000, $97,000, and $2,800 for the years ended December 31, 2010, 2009 and 2008, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	376,206	9.82
Granted during 2008	453,808	6.35
Forfeited during 2008	(16,775)	8.65
Vested during 2008	(189,365)	9.72

Outstanding at December 31, 2008	623,874	7.36
Granted during 2009	877,170	3.87
Forfeited during 2009	—	—
Vested during 2009	(69,159)	7.36

Outstanding at December 31, 2009	1,431,885	5.22
Granted during 2010	501,157	5.54
Forfeited during 2010	(145,125)	4.54
Vested during 2010	(407,426)	7.40

Outstanding at December 31, 2010	1,380,491	4.77

The aggregate fair value of restricted shares vested during 2010, 2009 and 2008 was $2.2 million, $0.3 million, and $0.6 million, respectively.

As of December 31, 2010, the Company had $7.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants and restricted stock units, which is expected to be recognized over a weighted average period of 2.2 years.

Outstanding and exercisable options by price range as of December 31, 2010, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – $ 4.00	1,167,924	8.0	$3.73	502,105	$3.73
$ 4.01 – $ 8.00	1,883,115	7.4	$6.08	904,173	$6.35
$ 8.01 – $10.00	139,818	6.9	$8.43	65,650	$8.55
$10.01 – $12.00	123,292	4.6	$10.50	123,292	$10.50
$12.01 – $54.57	131,561	2.8	$23.52	131,561	$23.52

$ 0.00 – $54.57	3,445,710	7.3	$6.20	1,726,781	$7.28

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Cost of product revenue	$218	$222	$100
Cost of service revenue	432	502	199
Research and development	1,628	2,022	1,268
Sales and marketing	603	880	524
General and administrative	2,046	2,185	1,283

Total share-based compensation expense	$4,927	$5,811	$3,374

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

Employee Stock Purchase Plan:    Under the Company’s employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,000,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2010 and 2009, 894,667 and 811,630 shares, respectively, had been issued under the ESPP. In March 2011, the ESPP was amended to increase the number of shares allowed to be purchased under the plan by 750,000 shares, for an aggregate total of 1,750,000 shares allowed to be purchased. This amendment is subject to shareholder approval.

NOTE 13    BENEFIT PLANS

401(k) Plan

For the three years ended December 31, 2010, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. During 2010, 2009 and 2008, the Company matched 25% of employee contributions. During 2008 and 2009, all of the Company matches were made with the Company’s common stock. In 2010, the first 12.5% match was made in stock for the first, second and third quarters and in cash for the fourth quarter. The remaining 12.5% annual match of employee contributions for 2010 was made in cash in early 2011. The 2010, 2009 and 2008 Company match expense was $2.1 million, $2.0 million and $1.7 million, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2010 and 2009, the Company recorded a liability of $2.3 million and $2.4 million, respectively, which approximates the excess of the projected benefit obligation over plan assets of $0.8 million and $0.9 million, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14    SEGMENT INFORMATION

Consistent with changes in the Company’s organization and how the Chief Operating Decision Maker manages the business, three segments are now reported: Cray Products; Custom Engineering; and Maintenance and Support. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.

Cray Products

Cray Products include a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray CX1000 and Cray CX1, which are used by single users all the way up through large research centers.

Custom Engineering

Custom Engineering designs, builds and implements custom high-performance computing and data management solutions. Custom Engineering is structured into three practices: Special Purpose Systems; Knowledge Management; and Data Management Solutions.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2010	2009	2008
Revenue:
Cray Products	$201,260	$196,039	$218,970
Custom Engineering	61,999	30,656	8,632
Maintenance and Support	56,129	57,352	55,251

Total revenue	$319,388	$284,047	$282,853

Cost of Revenue:
Cray Products	$128,807	$128,662	$133,715
Custom Engineering	47,924	17,877	4,570
Maintenance and Support	32,700	31,624	33,492

Total cost of revenue	$209,431	$178,163	$171,777

Gross Profit:
Cray Products	$72,453	$67,377	$85,255
Custom Engineering	14,075	12,779	4,062
Maintenance and Support	23,429	25,728	21,759

Total gross profit	$109,957	$105,884	$111,076

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2010:
Product revenue	$153,599	$85,486	$239,085

Service revenue	$58,406	$21,897	$80,303

Long-lived assets	$30,450	$4,368	$34,818

For the year ended December 31, 2009:
Product revenue	$151,733	$47,381	$199,114

Service revenue	$64,840	$20,093	$84,933

Long-lived assets	$30,934	$4,155	$35,089

For the year ended December 31, 2008:
Product revenue	$195,325	$23,645	$218,970

Service revenue	$41,187	$22,696	$63,883

Long-lived assets	$22,413	$3,737	$26,150

Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $197.9 million, $204.7 million and $230.0 million in 2010, 2009 and 2008, respectively. In 2010, two customers accounted for an aggregate of approximately 25% of total revenue. In 2009, two customers accounted for an aggregate of approximately 30% of total revenue. In 2008, one customer accounted for an aggregate of approximately 46% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2010, revenue in South Korea accounted for 13% of total revenue. In 2009 and 2008, no foreign country accounted for more than 10% of the Company’s revenue.

NOTE 15    RESEARCH AND DEVELOPMENT

The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	December 31,
	2010	2009	2008
Gross research and development expenses	$82,525	$91,874	$95,757
Less: Amounts included in cost of revenue	(79)	(1,789)	(378)
Less: Reimbursed research and development (excludes amounts in revenue)	(38,828)	(27,138)	(43,604)

Net research and development expenses	$43,618	$62,947	$51,775

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16    INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2010	2009	2008
Interest income	$485	$477	$3,551
Interest expense	(266)	(1,282)	(7,619)

Net interest income (expense)	$219	$(805)	$(4,068)

Interest income is earned by the Company on cash and cash equivalent and short-term investment balances.

A summary of interest expense for the years ended December 31 follows (in thousands):

	2010	2009	2008
Stated interest on Notes and other debt	$78	$399	$2,089
Amortization of debt discount on Notes	—	834	4,981
Amortization of loan fees on Notes and line of credit	1	11	455
Other interest expense	187	38	94

Interest expense	$266	$1,282	$7,619

NOTE 17    RELATED PARTY TRANSACTION

In September 2007, the Company entered into a porting and software reseller agreement with Interactive Supercomputing, Inc., or ISC. The Chief Executive Officer of ISC at the time of the transaction was a director of the Company. Under the terms of the agreement, the Company made payments to ISC of $100,000 in 2007 and $100,000 in February 2008 for software licenses and services. The Audit Committee of the Board of Directors reviewed and approved the terms of this agreement prior to its execution.

NOTE 18    QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2010. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s operating results are subject to quarterly fluctuations as a result of a number of factors.

(In thousands, except per share data)

	2010				2009
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$28,388	$28,733	$42,836	$219,431	$74,481	$62,744	$58,575	$88,247
Cost of revenue	21,754	17,415	32,096	138,166	56,610	34,215	35,651	51,687

Gross profit	6,634	11,318	10,740	81,265	17,871	28,529	22,924	36,560
Research and development, net	7,694	7,044	18,563	10,317	11,215	13,710	17,321	20,701
Sales and marketing	6,264	6,572	6,512	11,737	6,063	6,341	6,279	7,918
General and administrative	4,287	4,018	4,166	5,296	4,146	3,901	3,476	5,056
Net income (loss)	(11,597)	(6,638)	(18,776)	52,073	(4,888)	3,420	(2,107)	2,971
Net income (loss) per common share, basic	$(0.34)	$(0.19)	$(0.55)	$1.50	$(0.15)	$0.10	$(0.06)	$0.09
Net income (loss) per common share, diluted	$(0.34)	$(0.19)	$(0.55)	$1.46	$(0.15)	$0.10	$(0.06)	$0.08

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diluted net income per common share for the fourth quarter of 2010 included approximately 1.1 million equivalent shares for outstanding employee stock options and unvested restricted stock grants. Diluted net income per common share for the second quarter of 2009 included approximately 0.4 million equivalent shares for outstanding employee stock options and unvested restricted stock grants. Diluted net income per common share for the fourth quarter of 2009 included approximately 1.3 million equivalent shares for outstanding employee stock options and unvested restricted stock grants.

During the third quarter of 2009, the Company wrote-off $4.5 million of inventory deemed in excess of estimated demand.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    PETERSON SULLIVAN LLP

Seattle, Washington

March 4, 2011

Schedule II — Valuation and Qualifying Accounts(1)

December 31, 2010

(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions		Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$99	$—	$—		$99

Year ended December 31, 2009:
Allowance for doubtful accounts	$99	$213	$(140	)(2)	$172

Year ended December 31, 2010:
Allowance for doubtful accounts	$172	$89	$(138	)(2)	$123

(1)	The Company does not have any warranty liabilities.

(2)	Represents uncollectible accounts written off, net of recoveries.