Form 10-Q
period 2011-03-31
CRAY INC
filed 2011-05-09
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

As of May 4, 2011, there were 36,177,512 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$122,015	$57,381
Restricted cash	3,924	3,914
Accounts and other receivables, net	35,034	106,268
Inventory	52,664	49,241
Prepaid expenses and other current assets	6,195	5,901

Total current assets	219,832	222,705

Property and equipment, net	16,802	17,953
Service inventory, net	1,821	1,887
Deferred tax assets	3,098	3,105
Other non-current assets	12,960	14,978

TOTAL ASSETS	$254,513	$260,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,149	$20,384
Accrued payroll and related expenses	11,403	20,668
Other accrued liabilities	6,410	6,380
Deferred revenue	62,198	49,896

Total current liabilities	94,160	97,328

Long-term deferred revenue	12,896	14,954
Other non-current liabilities	2,720	2,525

TOTAL LIABILITIES	109,776	114,807

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 36,176,186 and 36,068,081 shares, respectively	560,739	559,058
Accumulated other comprehensive income	3,626	4,906
Accumulated deficit	(419,628)	(418,143)

TOTAL SHAREHOLDERS’ EQUITY	144,737	145,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,513	$260,628

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$16,696	$9,065
Service	23,171	19,323

Total revenue	39,867	28,388

Cost of revenue:
Cost of product revenue	11,317	8,006
Cost of service revenue	11,350	13,748

Total cost of revenue	22,667	21,754

Gross profit	17,200	6,634

Operating expenses:
Research and development, net	6,456	7,694
Sales and marketing	6,356	6,264
General and administrative	4,137	4,287
Restructuring	1,118	—

Total operating expenses	18,067	18,245

Loss from operations	(867)	(11,611)
Other income (expense), net	(543)	97
Interest income, net	17	17

Loss before income taxes	(1,393)	(11,497)
Income tax expense	(92)	(100)

Net loss	$(1,485)	$(11,597)

Basic and diluted net loss per common share	$(0.04)	$(0.34)

Basic and diluted weighted average shares outstanding	34,781	33,954

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(1,485)	$(11,597)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,164	2,201
Loss on disposal of fixed assets	115	—
Share-based compensation expense	1,121	1,211
Inventory write-down	—	492
Deferred income taxes	7	(31)
Cash provided by (used in) due to changes in operating assets and liabilities:
Accounts and other receivables	71,159	(109)
Inventory	(3,456)	(13,377)
Prepaid expenses and other assets	1,688	(642)
Accounts payable	(6,241)	(2,716)
Accrued payroll and related expenses and other accrued liabilities	(10,662)	(4,202)
Other non-current liabilities	195	(143)
Deferred revenue	10,233	20,488

Net cash provided by (used in) operating activities	64,838	(8,425)

Investing activities:
Purchases of property and equipment	(976)	(1,462)

Net cash used in investing activities	(976)	(1,462)

Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	102	147
Proceeds from exercise of options	459	—

Net cash provided by financing activities	561	147
Effect of foreign exchange rate changes on cash and cash equivalents	211	(230)

Net increase (decrease) in cash and cash equivalents	64,634	(9,970)

Cash and cash equivalents:
Beginning of period	57,381	105,018

End of period	$122,015	$95,048

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,403	$494

Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$33	$2,275
Shares issued for 401(k) match	$—	$1,226

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).

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

During the three months ended March 31, 2011, the Company incurred a net loss of $1.5 million and was provided with $64.8 million of cash from operating activities. The Company had $125.7 million of working capital as of March 31, 2011. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cray Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. On certain transactions the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is often unable to determine TPE.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 2 — Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$125,939	$125,939	$—

Assets measured at fair value at March 31, 2011	$125,939	$125,939	$—

Liabilities:
Foreign exchange forward contracts (1)	$317	$—	$317

Liabilities measured at fair value at March 31, 2011	$317	$—	$317

(1)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of March 31, 2011, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were 37.8 million Euro and hedged foreign currency exposure of approximately $52.6 million. Cash receipts associated with the hedged contracts are expected to be received between 2011 and 2014, during which time the revenue on the associated sales contracts are expected to be recognized.

As of December 31, 2010, the outstanding notional amounts were approximately 2.0 million British pound sterling, 37.8 million euro and 53.3 million Swedish krona. As of December 31, 2010 these contracts hedged foreign currency exposure of approximately $63.0 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2011	Fair Value as of December 31, 2010
Foreign currency contracts	Other non-current assets	$0	$2,044
Foreign currency contracts	Other accrued liabilities	$(317)	$(704)

Total derivatives classified as hedging instruments		$(317)	$1,340

As of March 31, 2011 and December 31, 2010, foreign currency losses of $16,000 and foreign currency gains of $1.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2011, the Company recognized approximately $1.0 million in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

Note 3 — Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method.

For the three month periods ended March 31, 2011 and 2010, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three month period ended March 31, 2011, potential gross common shares of 4.7 million were antidilutive and not included in computing diluted EPS. For the three month period ended March 31, 2010, potential gross common shares of 4.5 million were antidilutive and not included in computing diluted EPS.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 — Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,485)	$(11,597)
Unrealized loss on available-for-sale investments		(3)
Cash flow hedges:
Gain (loss) on cash flow hedges	(2,431)	914
Reclassification adjustment to revenue	1,016	0

	(1,415)	914
Foreign currency translation adjustment	135	195

Comprehensive loss	$(2,765)	$(10,491)

Note 5 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Trade accounts receivable	$13,235	$79,891
Unbilled receivables	3,883	1,785
Advance billings	17,852	22,445
Other receivables	184	2,270

	35,154	106,391
Allowance for doubtful accounts	(120)	(123)

Accounts and other receivables, net	$35,034	$106,268

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of March 31, 2011 and December 31, 2010, accounts receivable included $17.0 million and $56.4 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $2.9 million and $0.5 million were unbilled as of March 31, 2011 and December 31, 2010, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2011, two non-U.S. government customers accounted for 33% of total accounts and other receivables. As of December 31, 2010, two different non-U.S. government customers accounted for 32% of total accounts and other receivables.

Note 6 — Inventory

Inventory consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Components and subassemblies	$8,263	$11,481
Work in process	5,158	5,670
Finished goods	39,243	32,090

Total	$52,664	$49,241

As of March 31, 2011, finished goods inventory included $37.6 million located at customer sites pending acceptance. As of December 31, 2010, finished goods inventory of $31.5 million was located at customer sites pending acceptance. At March 31, 2011, two customers accounted for $32.9 million, and at December 31, 2010, two customers accounted for $29.4 million of finished goods inventory.

During the three months ended March 31, 2010, the Company wrote off $0.5 million of inventory, primarily related to the SeaStar interconnect of the Cray XT product line, which the Company has phased out. No write-off was recorded during the three months ended March 31, 2011. The Company has a remaining net exposure of $0.2 million on SeaStar interconnects of the Cray XT product line.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred product revenue	$34,325	$19,959
Deferred service revenue	40,769	44,891

Total deferred revenue	75,094	64,850
Less long-term deferred revenue	(12,896)	(14,954)

Deferred revenue in current liabilities	$62,198	$49,896

As of March 31, 2011, two customers accounted for 35% of total deferred revenue. At December 31, 2010, one customer accounted for 28% of total deferred revenue.

Note 8 — Share-Based Compensation

The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.

The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted in the three month period ended March 31, 2011, no calculation was performed. The following key weighted average assumptions were employed in the calculation for the three month period ended March 31, 2010:

Risk-free interest rate	2.2%
Expected dividend yield	0%
Volatility	77%
Expected life	4.0 years
Weighted average Black-Scholes value of options granted	$3.72

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three month period ended March 31, 2010 was 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product revenue	$52	$48
Cost of service revenue	108	92
Research and development, net	336	387
Sales and marketing	141	195
General and administrative	484	489

Total	$1,121	$1,211

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	3,445,710	$6.20
Grants	—	—
Exercises	(91,271)	$5.02
Cancellations	(28,390)	$8.76

Outstanding at March 31, 2011	3,326,049	$6.21	7.2 years

Exercisable at March 31, 2011	1,749,416	$7.21	6.0 years

Available for grant at March 31, 2011	3,267,400

As of March 31, 2011, there was $3.9 million of aggregate intrinsic value of outstanding stock options, including $1.6 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2011 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. During the three months ended March 31, 2011, stock options covering 91,271 shares of common stock, with a total intrinsic value of $0.2 million were exercised. During the three months ended March 31, 2010, no options were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant date Fair Value
Outstanding at December 31, 2010	1,380,491	$4.77
Granted	—	—
Forfeited	—	—
Vested	—	—

Outstanding at March 31, 2011	1,380,491	$4.77

As of March 31, 2011, the Company had $6.8 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.95 years.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 — Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended March 31, 2011 and 2010. The expense recorded was primarily related to foreign income taxes payable.

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

Note 10 —Segment Information

The Company has three operating segments: Cray Products, Custom Engineering, and Maintenance and Support. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.

Cray Products

Cray Products include a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray CX1000 and Cray CX1, which are used by single users all the way up through large research centers.

Custom Engineering

Custom Engineering designs, builds and implements custom high performance computing and data management solutions. Custom Engineering is structured into three practices: Special Purpose Systems, Knowledge Management, and Data Management Solutions.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

The following table presents revenues and gross margin for the Company’s operating segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Cray Products	$15,953	$6,161
Custom Engineering	8,554	8,363
Maintenance and Support	15,360	13,864

Total revenue	$39,867	$28,388

Cost of Revenue:
Cray Products	$10,722	$5,467
Custom Engineering	4,061	8,137
Maintenance and Support	7,884	8,150

Total cost of revenue	$22,667	$21,754

Gross Profit:
Cray Products	$5,231	$694
Custom Engineering	4,493	226
Maintenance and Support	7,476	5,714

Total gross profit	$17,200	$6,634

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended March 31,
Product revenue	$7,480	$8,697	$9,216	$368	$16,696	$9,065
Service revenue	17,351	14,310	5,820	5,013	23,171	19,323

Total revenue	$24,831	$23,007	$15,036	$5,381	$39,867	$28,388

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $22.2 million for the three months ended March 31, 2011, compared to approximately $19.4 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, revenue in Sweden accounted for 16% of total revenue.

Note 11 — Commitments and Contingencies

Litigation

In 2009 a complaint, and then later in the year an amended complaint, were filed against Cray and Mellon Investor Services, LLC (Cray’s stock transfer agent) claiming damages relating to the participation of an individual in a 1999 financing of the predecessor of Cray. The plaintiff is the receiver that has been appointed for certain entities related to the individual and the claims brought by the plaintiff arise from, among other things, plaintiff’s assertion that there has been an inappropriate delay in receiving a replacement for a lost stock certificate allegedly owed to the receiver. The Company continues to defend and evaluate the claim but does not expect the outcome to have a material impact on the financial position of Cray.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of management of the Company; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC, or Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview and Executive Summary

We design, develop, manufacture, market and service high performance computing, or HPC, systems, commonly known as supercomputers, and provide engineering services related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

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

Summary of First Three Months of 2011 Results

Total revenue increased $11.5 million for the first three months of 2011 compared to the first three months of 2010, from $28.4 million to $39.9 million, primarily due to higher sales of Cray XE6 systems compared to sales of predecessor systems.

Loss from operations decreased $10.7 million to a loss of $0.9 million for the first three months of 2011 compared to the first three months of 2010, due to increased revenue and higher gross margins. Total gross margins increased from 23% to 43% for the first three months of 2011. The increase in total gross margin was due to a number of factors, including the following:

•	abnormally low total profit margin in the first quarter of 2010, principally due to low volume as customers deferred purchases until the release of the Cray XE6 system later in 2010,

•	higher margins from our maintenance services in the first quarter of 2011 as we begin to service the large systems that were accepted in the fourth quarter of 2010

•

an additional $2.3 million in revenue recorded on a Custom Engineering contract in the first quarter of 2011 where revenue is being recorded on the cash basis as the Company’s ability to collect payment is not reasonably assured.

Net cash provided from operations was $64.8 million for the first three months of 2011 compared to net cash used in operations of $8.4 million for the first three months of 2010. Cash provided from operations in the first three months of 2011 was driven by large cash collections from multiple customers that accepted large systems in the fourth quarter of 2010. Cash balances, including restricted cash balances, were $125.9 million as of March 31, 2011 compared to $61.3 million as of December 31, 2010.

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

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system and programming environment software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray XE6m system in 2010.

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

Gross profit margin. Our total gross profit margin increased from 23% in the first three months of 2010 to 43% in the first three months of 2011. Our product gross profit margin increased from 12% for the three months ended March 31, 2010 to 32% during the same period in 2011 as the product gross profit margin in 2010 was abnormally low principally due to low volume as customers deferred purchases until the release of the Cray XE6 system later in 2010. Service gross profit margin increased from 29% for the three months ended March 31, 2010 to 51% for the three months ended March 31, 2011. The increase in service gross profit margin is due to higher margins from our maintenance services as we begin to service the large systems that were accepted in the fourth quarter of 2010 and an additional $2.3 million in revenue recorded on a Custom Engineering contract in the first quarter of 2011 where revenue is being recorded on the cash basis as the Company’s ability to collect payment is not reasonably assured.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. Operating expenses for the three months ended March 31, 2011 were $0.2 million less than for the same period in 2010. The decrease in operating expenses was caused by a $1.2 million decrease in net research and development expenses, due primarily to lower outside services, partially offset by a restructuring charge of $1.1 million. In our restructuring, we eliminated approximately 52 positions. The restructuring is designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

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

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2010 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2011 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. On certain transactions the Company is able to obtain competitor prices for comparable bundled arrangements. However, generally, the Company’s offerings contain a significant level of customization and differentiation from those of competitors such that the comparable pricing of products with similar functionality cannot be obtained. The Company is also often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis as important details of competitive bids are not available. Therefore, the Company is often unable to determine TPE.

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

As of March 31, 2011, we had approximately $131.3 million of net deferred tax assets, against which we provided a $128.2 million valuation allowance, resulting in a net deferred tax asset of $3.1 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not at this time. We reported income before income taxes for the year ended December 31, 2010. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our condensed consolidated statement of operations when that occurs.

Research and Development Expenses

Research and development expenses include costs incurred in the development and production of our hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve our development processes, and costs related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. We may also enter into arrangements whereby we make advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period.

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

Results of Operations

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2011	2010
Product revenue	$16,696	$9,065
Less: Cost of product revenue	11,317	8,006

Product gross profit	$5,379	$1,059

Product gross profit margin	32%	12%
Service revenue	$23,171	$19,323
Less: Cost of service revenue	11,350	13,748

Service gross profit	$11,821	$5,575

Service gross profit margin	51%	29%
Total revenue	$39,867	$28,388
Less: Total cost of revenue	22,667	21,754

Gross profit	$17,200	$6,634

Gross profit margin	43%	23%

Product Revenue

Product revenue for the three months ended March 31, 2011 was $16.7 million, primarily from sales of Cray XE6 systems. Product revenue for the three months ended March 31, 2010 was $9.1 million, primarily from sales of Cray XT5 systems. Product revenues for the three months ended March 31, 2011 increased by $7.6 million over the same prior year period as product revenue for the first quarter of 2010 was abnormally low as customers deferred purchases until the release of the Cray XE6 system later in 2010.

Service Revenue

Service revenue for the three months ended March 31, 2011 was $23.2 million compared to $19.3 million for the same period in 2010. The increase in service revenue is due to the beginning of maintenance services on the large systems that were accepted in the fourth quarter of 2010 and an additional $2.3 million in revenue recorded on a Custom Engineering contract where revenue is being recorded on the cash basis as the Company’s ability to collect payment is not reasonably assured.

Cost of Product Revenue and Product Gross Profit

For the three months ended March 31, 2011, product gross profit increased $4.3 million, while product gross profit margin increased 20 percentage points to 32% compared to the same period in 2010. The increase in product gross profit margin was due to an abnormally low product gross profit margin in the first quarter or 2010 principally due to low volume as customers deferred purchases until the release of the Cray XE6 system later in 2010.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $2.4 million during the three months ended March 31, 2011 compared to the same period in 2010, principally due to lower outside services costs on certain Custom Engineering contracts. Service gross profit margin increased by 22 percentage points for the three month period ended March 31, 2011 to 51% as compared to the same period in 2010. The increase in service gross profit margin is due to higher margins from maintenance on the large systems that were accepted in the fourth quarter of 2010 and an additional $2.3 million in revenue recorded on a Custom Engineering contract where revenue is being recorded on a cash basis as the Company’s ability to collect payment is not reasonably assured.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2011	2010
Gross research and development expenses	$19,218	$20,194
Less: Amounts included in cost of revenue	(108)	—
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(12,654)	(12,500)

Net research and development expenses	$6,456	$7,694

Percentage of total revenue	16%	27%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three months ended March 31, 2011, gross research and development expenses decreased $1.0 million from the same period in 2010, due to lower expenditures on outside services. Reimbursed research and development amounts included in cost of revenue were $0.1 million for the first three months of 2011. There were no reimbursed research and development amounts included in cost of revenue in the first three months of 2010.

In February 2010, the Company and the Defense Advanced Research Project Agency (DARPA) amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system in 2012. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, we are required to spend $285 million on our DARPA Phase III project in order to receive the full $190 million of co-funding. As of March 31, 2011, we had received $146 million of reimbursement under the DARPA Phase III agreement.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2011	2010
Sales and marketing	$6,356	$6,264
Percentage of total revenue	16%	22%
General and administrative	$4,137	$4,287
Percentage of total revenue	10%	15%

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2011 increased slightly from the same period in 2010, primarily due to higher salaries and benefits related to Custom Engineering personnel additions as well as increased expenses in our foreign locations.

General and Administrative. General and administrative expenses for the three months ended March 31, 2011 decreased slightly from the same period in 2010, primarily due to lower salaries and benefits.

Restructuring

We eliminated 52 positions late in the first quarter of 2011 and recorded a restructuring charge of $1.1 million. The restructuring is designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

Other Income (Expense), net

For the three months ended March 31, 2011, we recognized net other expense of $0.5 million compared to net other income of $0.1 million for the same period in 2010. Net other expense for the three months ended March 31, 2011 was principally the result of foreign currency transaction losses. Net other income for the three months ended March 31, 2010 was principally the result of foreign currency transaction gains.

Interest Income (Expense)

Our interest income and interest expense for the three months ended March 31, 2011 and 2010, respectively, were (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest income	$36	$41
Interest expense	(19)	(24)

Net interest income	$17	$17

Interest income and interest expense for the three months ended March 31, 2011 was consistent with the same period in 2010.

Taxes

We recorded an income tax expense of $0.1 million for the three months ended March 31, 2011 and 2010 principally from our foreign operations.

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

The Company received acceptances on a large number of systems in the fourth quarter of 2010. The final payments for many of these systems were received in the first quarter of 2011, which resulted in an increase in cash and cash equivalents and restricted cash of $64.6 million from December 31, 2010 to March 31, 2011. These cash collections decreased accounts and other receivables from $106.3 million at December 31, 2010 to $35.0 million at March 31, 2011. Inventory increased modestly from $49.2 million at December 31, 2010 to $52.7 million at March 31, 2011. The current portion of deferred revenues increased to $62.2 million as of March 31, 2011 from $49.9 million at December 31, 2010, resulting principally from contractual rights to bill certain customers for part of the contract before full customer acceptance and related revenue recognition.

Cash and cash equivalents, restricted cash and short-term investments totaled $125.9 million at March 31, 2011 compared to $61.3 million at December 31, 2010. As of March 31, 2011, we had working capital of $125.7 million compared to $125.4 million as of December 31, 2010.

Cash flow information includes the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating Activities	$64,838	$(8,425)
Investing Activities	$(976)	$(1,462)
Financing Activities	$561	$147

Operating Activities. Net cash provided by operating activities was $64.8 million in the quarter ended March 31, 2011. Net cash used in operating activities was $8.4 million in the same quarter in 2010. For the quarter ended March 31, 2011, cash provided by operating activities was principally the result of a large decrease in accounts receivable due to the receipt of final payments related to fourth quarter 2010 acceptances of multiple large systems. For the quarter ended March 31, 2010, net cash used in operating activities was principally the result of our net loss as changes in operating assets and liabilities offset each other.

Investing Activities. Net cash used in investing activities was $1.0 million in the first quarter of 2011. Net cash used in investing activities was $1.5 million in the same quarter in 2010. For the three months ended March 31, 2011 and March 31, 2010, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities. Net cash provided by financing activities was $0.6 million in the quarter ending March 31, 2011. Net cash provided by financing activities was $0.1 million in the same quarter in 2010. For the quarter ended March 31, 2011, cash provided by financing activities related to proceeds from stock option exercises and stock purchases from our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2010 resulted from the issuance of common stock through our employee stock purchase plan.

Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, outside engineering expenses, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of March 31, 2011 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2011 (Less than 1 Year)	2012 - 2013	2014 - 2015	Thereafter
Development agreements	$15,440	$10,361	$5,079	$—	$—
Operating leases	29,146	3,254	8,170	7,370	10,352
Unrecognized income tax benefits	13	13	—	—	—

Total contractual cash obligations	$44,599	$13,628	$13,249	$7,370	$10,352

We have a line of credit with Wells Fargo Bank of $3.5 million and a maturity date of June 1, 2011. In September 2010, we entered into a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. In connection with this line of credit, a blanket lien has been granted in substantially all assets. We have made no draws and had no outstanding borrowings on either line of credit as of March 31, 2011.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2011, we incurred $1.5 million for such arrangements.

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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2011, we had entered into forward exchange contracts that hedge approximately $52.6 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2011, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.7 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2010 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

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

Although we recorded positive net income in 2010, we have experienced net losses in recent periods and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, that included a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009, and a net loss of $1.5 million for the three months ended March 31, 2011.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•

our ability to secure orders for our Cray XE6/Cray XE6m and successor systems, particularly orders that could be accepted in 2011, including a large opportunity the Company is pursuing that could account for over $50 million;

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

If the Defense Advanced Research Projects Agency (DARPA) terminates our DARPA High Productivity Computing Systems (HPCS) program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $146 million of which we had already earned as of March 31, 2011. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. By the project’s completion, we must spend at least $285 million on the project for us to receive all of the DARPA $190 million reimbursements; failure to do so would result in a lower level of DARPA contribution and could result in a termination of the funding contract. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

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

If the U.S. government purchases fewer supercomputers or delays such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2008, 2009 and 2010 and the first three months of 2011, approximately 81%, 72%, 62% and 56% respectively, of our revenue was derived from such sales. Our plans for 2011 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty and related political focus on cutting or limiting budgets and their effect on government budgets, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. In addition, we use original equipment manufacturers to deliver complete Cray CX systems. Because specific processors must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design the processor into the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•

We rely on components that are manufactured in whole or in part in Japan and if we are unable to obtain these components in sufficient quantities on time as a result of effects of the natural and nuclear disasters in Japan, then production and sales of our systems could be delayed;

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

•

Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. Beginning in 2009 through March 31, 2011, we have written off approximately $5.0 million of estimated excess inventory primarily related to this key component, and we may be required to write off some of the $0.2 million remaining inventory in the future.

•	Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future.

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008, 2009 and 2010 and the first three months of 2011, 81%, 72%, 62% and 56% respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in custom engineering is also currently primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

CRAY INC.

Date: May 9, 2011	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer