Form 10-Q
period 2011-06-30
CRAY INC
filed 2011-07-28
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

(206) 701-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of July 25, 2011, there were 36,277,028 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$131,827	$57,381
Restricted cash	3,797	3,914
Accounts and other receivables, net	20,326	106,268
Inventory	48,002	49,241
Prepaid expenses and other current assets	6,387	5,901

Total current assets	210,339	222,705

Property and equipment, net	16,875	17,953
Service inventory, net	1,663	1,887
Deferred tax assets	3,042	3,105
Other non-current assets	12,933	14,978

TOTAL ASSETS	$244,852	$260,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,861	$20,384
Accrued payroll and related expenses	9,028	20,668
Other accrued liabilities	7,257	6,380
Deferred revenue	49,020	49,896

Total current liabilities	88,166	97,328

Long-term deferred revenue	11,940	14,954
Other non-current liabilities	3,238	2,525

TOTAL LIABILITIES	103,344	114,807

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 36,277,028 and 36,068,081 shares, respectively	561,902	559,058
Accumulated other comprehensive income	2,192	4,906
Accumulated deficit	(422,586)	(418,143)

TOTAL SHAREHOLDERS’ EQUITY	141,508	145,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,852	$260,628

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product	$47,654	$9,253	$64,350	$18,318
Service	20,266	19,480	43,437	38,803

Total revenue	67,920	28,733	107,787	57,121

Cost of revenue:
Cost of product revenue	31,638	4,587	42,955	12,593
Cost of service revenue	10,528	12,828	21,878	26,576

Total cost of revenue	42,166	17,415	64,833	39,169

Gross profit	25,754	11,318	42,954	17,952

Operating expenses:
Research and development, net	18,464	7,044	24,920	14,738
Sales and marketing	6,373	6,572	12,729	12,836
General and administrative	3,777	4,018	7,914	8,305
Restructuring	58	—	1,176	—

Total operating expenses	28,672	17,634	46,739	35,879

Loss from operations	(2,918)	(6,316)	(3,785)	(17,927)

Other income (expense), net	193	(148)	(350)	(51)
Interest income, net	23	22	40	39

Loss before income taxes	(2,702)	(6,442)	(4,095)	(17,939)
Income tax expense	(256)	(196)	(348)	(296)

Net loss	$(2,958)	$(6,638)	$(4,443)	$(18,235)

Basic and diluted net loss per common share	$(0.08)	$(0.19)	$(0.13)	$(0.53)

Basic weighted average shares outstanding	35,040	34,246	34,911	34,101

Diluted weighted average shares outstanding	35,040	34,246	34,911	34,101

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(4,443)	$(18,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,279	4,457
Loss on disposal of fixed assets	141	—
Share-based compensation expense	2,106	2,489
Inventory write-down	—	492
Deferred income taxes	63	(23)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts receivable	85,577	511
Inventory	488	(84,890)
Prepaid expenses and other assets	1,483	(3,097)
Accounts payable	2,466	46,320
Accrued payroll and related expenses and other accrued liabilities	(13,437)	(5,480)
Other non-current liabilities	710	(304)
Deferred revenue	(3,906)	32,444

Net cash provided by (used in) operating activities	75,527	(25,316)
Investing activities:
Sales/maturities of short-term investments	—	3,000
Decrease in restricted cash	135	—
Purchases of property and equipment	(2,276)	(2,329)

Net cash provided by (used in) investing activities	(2,141)	671
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	186	275
Proceeds from exercises of stock options	552	43

Net cash provided by financing activities	738	318
Effect of foreign exchange rate changes on cash and cash equivalents	322	(652)

Net increase (decrease) in cash and cash equivalents	74,446	(24,979)
Cash and cash equivalents:
Beginning of period	57,381	105,018

End of period	$131,827	$80,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$47	$2
Cash paid for income taxes	$1,443	$967
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$751	$2,855
Value of Shares issued for 401(k) match	$—	$1,484

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

During the six months ended June 30, 2011, the Company incurred a net loss of $4.4 million and provided $75.5 million of cash from operating activities. The Company had $122.2 million of working capital as of June 30, 2011. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.

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

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. However, the Company is often unable to determine TPE, as the Company’s offerings contain a significant level of customization and differentiation from those of competitors and the Company is often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.

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

Note 2 — New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

•

A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.

•

In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the presentation of information in its financial statements.

Note 3 — Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$135,624	$135,624	$—
Foreign exchange forward contracts (1)	135	—	135

Assets measured at fair value at June 30, 2011	$135,759	$135,624	$135

Liabilities:
Foreign exchange forward contracts (2)	$(1,408)	$—	$(1,408)

Liabilities measured at fair value at June 30, 2011	$(1,408)	$—	$(1,408)

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of June 30, 2011, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 6.0 million British pound sterling, 33.4 million Euro, and 0.8 million of Swiss francs and hedged foreign currency exposure of approximately $57.2 million. Cash receipts associated with the hedged contracts are expected to be received from 2011 through 2014, during which time the revenue on the associated sales contracts are expected to be recognized.

As of December 31, 2010, the outstanding notional amounts were approximately 2.0 million British pound sterling, 37.8 million euro and 53.3 million Swedish krona and hedged foreign currency exposure of approximately $63.0 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2011	Fair Value as of December 31, 2010
Foreign currency contracts	Prepaid expenses and other current assets	$135	$2,044
Foreign currency contracts	Other non-current assets	—	—
Foreign currency contracts	Other accrued liabilities	(992)	(704)
Foreign currency contracts	Other non-current liabilities	(416)	—

Total derivatives classified as hedging instruments		$(1,273)	$1,340

As of June 30, 2011 and December 31, 2010, foreign currency losses of $1.2 million and gains of $1.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2011, the Company recorded $0 and $1.0 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized. No reclassification adjustments were recorded in the three and six months ended June 30, 2010.

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

For the three and six month periods ended June 30, 2011 and 2010, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six-month periods ended June 30, 2011, potential gross common shares of 4.3 million were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2010, potential gross common shares of 5.3 million were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,958)	$(6,638)	$(4,443)	$(18,235)
Unrealized net loss on available-for-sale investments	—	(1)	—	(4)
Cash flow hedges:
Net gain (loss) on cash flow hedges	(1,203)	90	(3,634)	1,004
Reclassification adjustment to revenue	—	—	1,016	—

	(1,203)	90	(2,618)	1,004
Foreign currency translation adjustment	(231)	(373)	(96)	(178)

Comprehensive loss	$(4,392)	$(6,922)	$(7,157)	$(17,413)

Note 6 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Trade accounts receivable	$8,761	$79,891
Unbilled receivables	4,609	1,785
Advance billings	6,841	22,445
Other receivables	186	2,270

	20,397	106,391
Allowance for doubtful accounts	(71)	(123)

Accounts and other receivables, net	$20,326	$106,268

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of June 30, 2011 and December 31, 2010, accounts receivable included $7.1 million and $56.4 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $3.4 million and $0.5 million were unbilled as of June 30, 2011 and December 31, 2010, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2011, two non-U.S. government customers accounted for 33% of total accounts receivable. As of December 31, 2010, two non-U.S. government customers accounted for 32% of total accounts receivable.

Note 7 — Inventory

Inventory consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Components and subassemblies	$20,041	$11,481
Work in process	17,153	5,670
Finished goods	10,808	32,090

Total	$48,002	$49,241

Finished goods inventory of $9.4 million and $31.5 million was located at customer sites pending acceptance as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, one customer accounted for $7.4 million, and at December 31, 2010, two customers accounted for $29.4 million of finished goods inventory.

During the six months ended June 30, 2010, the Company wrote off $0.5 million of inventory, primarily related to scrap, excess or obsolete inventory of the Cray XT product line. There were no such write offs during the three and six months ended June 30, 2011.

Note 8 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred product revenue	$25,337	$19,959
Deferred service revenue	35,623	44,891

Total deferred revenue	60,960	64,850
Less long-term deferred revenue	(11,940)	(14,954)

Deferred revenue in current liabilities	$49,020	$49,896

As of June 30, 2011, three customers accounted for 42% of total deferred revenue. At December 31, 2010, one customer accounted for 28% of total deferred revenue.

Note 9 — Share-Based Compensation

The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.

The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted in the three or six month periods ended June 30, 2011, no calculation was performed. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Risk-free interest rate	1.8%	1.8%
Expected dividend yield	0%	0%
Volatility	75%	75%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.08	$3.09

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

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product revenue	$46	$53	$98	$101
Cost of service revenue	99	111	207	203
Research and development, net	302	398	638	785
Sales and marketing	99	215	240	410
General and administrative	439	501	923	990

Total	$985	$1,278	$2,106	$2,489

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	3,445,710	$6.20
Grants	—	—
Exercises	(111,887)	$4.93
Cancellations	(65,098)	$7.95

Outstanding at June 30, 2011	3,268,725	$6.21	6.9 years

Exercisable at June 30, 2011	2,013,464	$6.93	6.2 years

Available for grant at June 30, 2011	3,161,440

As of June 30, 2011, there was $3.7 million of aggregate intrinsic value of outstanding stock options, including $1.9 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2011 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. During the three and six months ended June 30, 2011, stock options covering 20,616 and 111,887 shares of common stock, respectively, with a total intrinsic value of $41,227 and $266,146, respectively, were exercised. During the three and six months ended June 30, 2010, stock options covering 7,611 shares of common stock, with a total intrinsic value of $8,000, were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the six month period ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,380,491	$4.77
Granted	58,587	6.12
Forfeited	(5,000)	7.66
Vested	(413,164)	3.87

Outstanding at June 30, 2011	1,020,914	$5.20

The aggregate fair value of restricted stock vested during the six months ended June 30, 2011 was $1.6 million.

As of June 30, 2011, the Company had $6.1 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.97 years.

Note 10 — Taxes

The Company recorded income tax expense of $0.3 million and $0.3 million, respectively, for the three and six months ended June 30, 2011. The Company recorded income tax expense of $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2010. The expense recorded was primarily related to foreign income taxes payable.

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

Note 11 —Segment Information

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

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

The following table presents revenues and gross margin for the Company’s operating segments for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Cray Products	$46,064	$8,225	$62,017	$14,386
Custom Engineering	5,901	7,134	14,455	15,497
Maintenance and Support	15,955	13,374	31,315	27,238

Total revenue	$67,920	$28,733	$107,787	$57,121

Cost of Revenue:
Cray Products	$30,549	$4,489	$41,271	$9,956
Custom Engineering	3,524	5,403	7,585	13,540
Maintenance and Support	8,093	7,523	15,977	15,673

Total cost of revenue	$42,166	$17,415	$64,833	$39,169

Gross Profit:
Cray Products	$15,515	$3,736	$20,746	$4,430
Custom Engineering	2,377	1,731	6,870	1,957
Maintenance and Support	7,862	5,851	15,338	11,565

Total gross profit	$25,754	$11,318	$42,954	$17,952

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

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, the Middle East, Japan, Australia, India, Korea and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended June 30,
Product revenue	$39,739	$2,480	$7,915	$6,773	$47,654	$9,253
Service revenue	13,687	14,851	6,579	4,629	20,266	19,480

Total revenue	$53,426	$17,331	$14,494	$11,402	$67,920	$28,733

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Six months ended June 30,
Product revenue	$47,219	$11,177	$17,131	$7,141	$64,350	$18,318
Service revenue	31,038	29,161	12,399	9,642	43,437	38,803

Total revenue	$78,257	$40,338	$29,530	$16,783	$107,787	$57,121

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $51.7 million and $73.9 million, respectively, for the three and six months ended June 30, 2011, compared to approximately $17.1 million and $36.6 million, respectively, for the three and six months ended June 30, 2010.

Note 12 — Commitments and Contingencies

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

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect network, packaging, system software capabilities and processing capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, that enable our systems to continue to increase performance as they grow in size. Purpose-built for the supercomputer market, our high-end systems balance highly capable processors, very dense design, highly scalable system software and very high speed interconnect and communications capabilities. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market including broadening our engineering services offerings, specifically our Custom Engineering practices and selling our Cray XE6m systems.

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems. We sell our HPC systems and services primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. Our HPC systems are installed at more than 100 sites around the world.

Summary of First Six Months of 2011 Results

Total revenue increased $50.7 million for the first six months of 2011 compared to the first six months of 2010, from $57.1 million to $107.8 million, largely due to increased product revenue of $46.0 million. The increase in product revenue was primarily driven by lower revenue in 2010 due to the anticipated release of the new Cray XE6 system in the second half of 2010 and the acceptance in the first half of 2011 of a large system. Service revenue also increased $4.6 million resulting from the benefits of a large number of systems starting maintenance in late 2010.

Net loss for the first six months of 2011 was $4.4 million compared to a net loss of $18.2 million for the same period in 2010, due to increased gross profit of $25.0 million, partially offset by $1.2 million in restructuring charges and a $10.2 million increase in research and development expenses. Research and development expenses increased due to $11.2 million lower government co-funding reimbursements.

Net cash provided by operations was $75.5 million for the first six months of 2011 compared to net cash used in operations of $25.3 million for the first six months of 2010. Cash provided from operations in the first six months of 2011 was driven by large cash collections from multiple customers that accepted large systems in the fourth quarter of 2010. Cash and cash equivalents, including restricted cash balances, were $135.6 million as of June 30, 2011 compared to $61.3 million as of December 31, 2010.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including many-core processors and growing experimentation with accelerators, as the rate of per-core performance increases slows; and

•	Data needs growing faster than computational needs, particularly with the prevalence and increasing volume of unstructured data (the “Big Data” problem).

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

In the markets for the largest systems, those costing significantly in excess of $3 million, the use of commodity networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays (FPGAs) and graphics processing units (GPUs), in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system and programming environment software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high-bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on Custom Engineering projects and the introduction of our Cray XE6m system in 2010.

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

Gross profit margin. Our product gross profit margin increased from 31% for the six months ended June 30, 2010 to 33% during the same period in 2011 principally due to higher volume. Service gross profit margin increased from 32% for the six months ended June 30, 2010 to 50% for the six months ended June 30, 2011. The increase in service gross profit margin is due to higher margins from our maintenance services as we begin to service the large systems that were accepted in the fourth quarter of 2010 and an additional $3.5 million in revenue recorded on a Custom Engineering contract in the first six months of 2011 where revenue is being recorded on the cash basis as the Company’s ability to collect payment is not reasonably assured. The increase in our service gross margin drove the increase in our total gross profit margin from 31% in the first six months of 2010 to 40% in the first six months of 2011.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. The level of government co-funding can vary significantly from quarter to quarter and year to year as we do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement largely due to varying milestone schedules, milestone completion risk and because funding from the U.S. government is subject to certain budget restrictions. Operating expenses for the six months ended June 30, 2011 were $10.9 million higher than for the same period in 2010, increasing from $35.9 million to $46.7 million. The increase in operating expenses was caused by a $10.2 million increase in net research and development expenses, due primarily to $11.2 million less in recognized co-funding, and a restructuring charge of $1.2 million. In our restructuring, we eliminated approximately 50 positions. The restructuring was designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

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

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2010 Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2011 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. However, the Company is often unable to determine, as the Company’s offerings contain a significant level of customization and differentiation from those of competitors and the Company is often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.

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

As of June 30, 2011, we had approximately $131.2 million of net deferred tax assets, against which we provided a $128.2 million valuation allowance, resulting in a net deferred tax asset of $3.0 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not at this time. We reported income before income taxes for the year ended December 31, 2010. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our condensed consolidated statement of operations when that occurs.

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

Amounts to be received under co-funding arrangements with the U.S. government or other customers are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.

We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as such, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement. Accordingly, there can be substantial variability in the amount of net research and development expenses from quarter to quarter and year to year.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

•

A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.

•

In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the presentation of information in its financial statements.

Results of Operations

The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash and inventory are expected to vary significantly from quarter to quarter and year to year.

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$47,654	$9,253	$64,350	$18,318
Less: Cost of product revenue	31,638	4,587	42,955	12,593

Product gross profit	$16,016	$4,666	$21,395	$5,725

Product gross profit margin	34%	50%	33%	31%

Service revenue	$20,266	$19,480	$43,437	$38,803
Less: Cost of service revenue	10,528	12,828	21,878	26,576

Service gross profit	$9,738	$6,652	$21,559	$12,227

Service gross profit margin	48%	34%	50%	32%

Total revenue	$67,920	$28,733	$107,787	$57,121
Less: Total cost of revenue	42,166	17,415	64,833	39,169

Total gross profit	$25,754	$11,318	$42,954	$17,952

Total gross profit margin	38%	39%	40%	31%

Product Revenue

Product revenue for the three and six months ended June 30, 2011 was $47.7 million and $64.4 million, respectively, primarily from sales of Cray XE systems and XE system upgrades. Product revenue for the three and six months ended June 30, 2010 was $9.3 million and $18.3 million, respectively, primarily from sales of Cray XT5 systems and third-party equipment. Product revenue for the three and six months ended June 30, 2011 was significantly higher than the prior year periods primarily due to the anticipated release of the new Cray XE6 system in the second half of 2010 and the acceptance in the first half of 2011 of a single large system.

Service Revenue

Service revenue for the three months ended June 30, 2011 was $20.3 million compared to $19.5 million for the same period in 2010. Service revenue for the six months ended June 30, 2011 was $43.4 million compared to $38.8 million for the same period in 2010, an increase of $4.6 million. The increase in service revenue was driven principally by higher revenue from our Maintenance and Support group as we service the large systems that were accepted in the fourth quarter of 2010 and an additional $3.5 million in revenue in the first six months of 2011 recorded on a Custom Engineering contract where revenue is being recorded on a cash basis as the Company’s ability to collect payment is not reasonably assured. These were partially offset by lower revenue for Customer Engineering in other areas.

Cost of Product Revenue and Product Gross Profit

For the three and six months ended June 30, 2011, cost of product revenue increased $27.1 million and $30.4 million, respectively, based on higher product revenues from the same period in 2010. For the three months ended June 30, 2011, product gross profit margin decreased 16 percentage points to 34 percent from the same period in 2010. The gross product margin for the three months ended June 30, 2010 was abnormally high due to a low volume of transactions and those transactions not being representative of annual margins. For the six months ended June 30, 2011, product gross profit margin increased 2 percentage points partially due to a charge in the first quarter of 2010 for an inventory write-down of $0.5 million. Historical gross profit margins may not be indicative of future results as gross profit margins can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $2.3 million and service gross profit margin increased by 14 percentage points to 48% during the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, cost of service revenue decreased $4.7 million and service gross profit margin increased by 18 percentage points to 50% compared to the same period in 2010. The increase in service gross profit margin is due to increases in maintenance revenue from the large systems that were accepted in the fourth quarter of 2010 with a minimal increase in costs and an additional $3.5 million in revenue in the first six months of 2011 recorded on a Custom Engineering contract where revenue is being recorded on a cash basis as the Company’s ability to collect payment is not reasonably assured. The Company’s workforce reductions in March 2011 contributed to an increase in service gross profit for the three and six month periods ended June 30, 2011. Also, the gross margin percentage for the three and six month periods ended June 30, 2010 were abnormally low as certain significant, but lower margin, Custom Engineering contracts were largely completed in the first half of 2010.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross research and development expenses	$19,187	$19,051	$38,405	$39,245
Less: Amounts included in cost of revenue	(108)	(7)	(216)	(7)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(615)	(12,000)	(13,269)	(24,500)

Net research and development expenses	$18,464	$7,044	$24,920	$14,738

Percentage of total revenue	27%	25%	23%	26%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three months ended June 30, 2011, gross research and development expenses increased $0.1 million from the same period in 2010. For the six months ended June 30, 2011, gross research and development expenses decreased $0.8 million from the same period in 2010, due principally to lower outside services and reduced salary and related expenses. The total of reimbursed research and development and amounts included in cost of revenue decreased $11.3 million and $11.0 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, principally due to lower reimbursement on Defense Advanced Research Projects Agency, or DARPA, High Productivity Computing Systems program. Per our agreement with DARPA, we have a potential milestone planned for review and completion in the fourth quarter of 2011 for $12.0 million.

In February 2010, the Company and DARPA amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of pre-defined milestones culminating in the delivery of a prototype system. Consistent with this change, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised to $190.0 million. As of June 30, 2011, we had received $146.0 million of reimbursement under the DARPA Phase III agreement.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales and marketing	$6,373	$6,572	$12,729	$12,836
Percentage of total revenue	9%	23%	12%	22%
General and administrative	$3,777	$4,018	$7,914	$8,305
Percentage of total revenue	6%	14%	7%	15%

Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2011 decreased $0.2 million and $0.1 million, respectively, from the same periods in 2010, primarily due to lower salaries and benefits as a result of decreased headcount.

General and Administrative. General and administrative expense for the three and six months ended June 30, 2011 decreased $0.2 million and $0.4 million, respectively, from the same periods in 2010, primarily due to lower salaries and benefits as a result of decreased headcount.

Restructuring

We eliminated approximately 50 positions in the first quarter of 2011 and recorded a restructuring charge of $1.2 million for the six months ended June 30, 2011. The restructuring is designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

Other Income (Expense), net

For the three months ended June 30, 2011, we recognized net other income of $0.2 million compared to net other expense of $0.1 million for the same period in 2010. For the six months ended June 30, 2011, we recognized net other expense of $0.4 million compared to net other expense of $0.1 million for the same period in 2010. Net other income and expense for the three and six months ended June 30, 2011 and 2010 was principally the result of foreign currency transaction gains and losses.

Interest Income, net

Our interest income and interest expense for the three and six months ended June 30, 2011 and 2010, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$76	$48	$156	$89
Interest expense	(53)	(26)	(116)	(50)

Interest income, net	$23	$22	$40	$39

Interest income increased slightly due to higher average cash and cash equivalent balances for the three and six month periods ended June 30, 2011. Interest expenses increased compared to the same periods in 2010 due to unused line of credit fees.

Taxes

We recorded income tax expense of $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, principally from our foreign operations. We recorded income tax expense of $0.3 million for the six months ended June 30, 2011 and 2010, principally from our foreign operations.

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

The Company received acceptances on a large number of systems in the fourth quarter of 2010. The final payments for many of these systems were received in 2011, which resulted in an increase in cash and cash equivalents and restricted cash of $74.3 million from December 31, 2010 to June 30, 2011. These cash collections contributed to the decrease in accounts and other receivables from $106.3 million at December 31, 2010 to $20.3 million at June 30, 2011. Inventory decreased modestly from $49.2 million at December 31, 2010 to $48.0 million at June 30, 2011.

Accrued payroll and related expenses decreased from $20.7 million at December 31, 2010 to $9.0 million at June 30, 2011 primarily due to the payment in 2011 of incentive compensation related to 2010. The current portion of deferred revenues decreased slightly to $49.0 million as of June 30, 2011 from $49.9 million at December 31, 2010, resulting principally from customer acceptances during the six month period ended June 30, 2011.

Cash and cash equivalents and restricted cash totaled $135.6 million at June 30, 2011 compared to $61.3 million at December 31, 2010. As of June 30, 2011, we had working capital of $122.2 million compared to $125.4 million as of December 31, 2010.

Cash flow information includes the following:

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating Activities	$75,527	$(25,316)
Investing Activities	$(2,141)	$671
Financing Activities	$738	$318

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2011 was $75.5 million compared to net cash used in operating activities of $25.3 million for the same period in 2010. For the six months ended June 30, 2011, net cash provided by operating activities was principally the result of decreases in accounts receivable as payments were received for certain large-scale systems previously accepted. For the six months ended June 30, 2010, net cash used in operating activities was principally the result of a buildup of inventory related to certain large-scale system contracts.

Investing Activities. Net cash used in investing activities was $2.1 million for the six months ended June 30, 2011, compared to net cash provided by investing activities of $0.7 million for the same 2010 period. Net cash used in investing activities for the six months ended June 30, 2011 was principally due to purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2010 was due principally to the sale of short-term investments partially offset by the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 was $0.7 million, compared to net cash provided by financing activities of $0.3 million for the same period in 2010. Net cash provided by financing activities for the six months ended June 30, 2011 resulted primarily from cash received from the issuance of common stock from the exercise of options and through our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2010 resulted primarily from cash received from the issuance of common stock through our employee stock purchase plan.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations at June 30, 2011 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2011 (Less than 1 Year)	2012-2013	2014-2015	Thereafter
Development agreements	$11,619	$6,540	$5,079	$—	$—
Operating leases	28,060	2,168	8,170	7,370	10,352
Unrecognized income tax benefits	13	13		—	—

Total contractual cash obligations	$39,692	$8,721	$13,249	$7,370	$10,352

We have a line of credit with Wells Fargo Bank of $3.5 million that has a maturity date of June 1, 2012. In September 2010, we entered into a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. In connection with this line of credit, a blanket lien has been granted in substantially all assets. We have made no draws and had no outstanding borrowings on either line of credit as of June 30, 2011.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six months ended June 30, 2011, we incurred $1.7 million and $3.1 million for such arrangements, respectively.

At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents and cash from operations. We expect our cash resources to be adequate for at least the next twelve months.

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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2011, we were a party to forward exchange contracts that hedged approximately $57.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2011, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue may depend on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding (such as from our DARPA, High Productivity Computing Systems, or HPCS program) can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, as it is expected to be again in the fourth quarter this year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.

Although we recorded positive net income in 2010, we have experienced net losses in recent periods and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009, and a net loss of $4.4 million for the six months ended June 30, 2011.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•

our ability to secure orders for our Cray XE6/Cray XE6m and the planned Cray XK6/Cray XK6m upgrades and successor systems, particularly orders that could be accepted in 2011, including a large opportunity the Company is pursuing that could account for over $50 million in revenue;

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

•

successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XE6m systems and successfully selling upgrades and successor components and systems, including the planned Cray XK6 systems;

•

the level of product gross profit contribution in any given period due to volume or product mix, competitive factors, strategic transactions, product life cycle, currency fluctuations and component costs;

•	our ability to secure additional government funding for future development projects, in particular funding targeted for “exascale” computing initiatives;

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

If DARPA terminates our DARPA HPCS program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in late 2012, and currently provides for a contribution by DARPA to us of up to $190 million assuming we meet certain milestones, $146 million of which we had already earned as of June 30, 2011. In February of 2010, we completed negotiations with DARPA to change the scope and schedule of this program, including changes to milestones and payments allocated to individual milestones, and that resulted in a reduction in the total possible contribution from DARPA over the term of the HPCS program from $250 million to $190 million. If the completion of any development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, which could result in a delay in payment for completed milestones, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our Custom Engineering initiative, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We currently have two such new strategic initiatives: Custom Engineering and selling our Cray XE6m and Cray XK6m systems. Our Custom Engineering initiative has demonstrated the most growth to date, and we believe it represents the best opportunity for us to diversify our revenue. To grow our revenue from Custom Engineering, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that this is a relatively new initiative and we do not have significant experience targeting the markets relevant to our Custom Engineering practices. In addition, many new Custom Engineering projects will likely be for the U.S. government and will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. The Cray XE6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as into relatively new commercial market segments. These Custom Engineering and Cray XE6 (and successor system) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

If the U.S. government purchases, or funds the purchase of, fewer supercomputers or delays such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2008, 2009 and 2010 and the first six months of 2011, approximately 81%, 72%, 62% and 69% respectively, of our revenue was derived from such sales. Our plans for 2011 and the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty and related political focus on cutting or limiting budgets and their effect on government budgets, the effects of, or Congressional failure to address, limits on federal borrowing capacity (the “debt ceiling”), changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

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

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XE6 and Cray XE6m systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could adversely affect results for 2011 and in subsequent periods. In addition, planned upgrades to and variants of our Cray XE6 and Cray XE6m systems in 2011, including the planned Cray XK6 systems, are dependent upon third-party processors not yet commercially available. Delays or issues with these future processors could adversely affect revenue in 2011 and in subsequent periods.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, Bull S.A. and Sun Microsystems (now Oracle). Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m, the planned Cray XK6 and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our April 2008 collaboration with Intel was intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013.

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

If we are unable to successfully sell and deliver our Cray XE6 and the planned Cray XK6 systems and develop, sell and deliver successor systems, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XE6 and successor systems, and systems including integration of graphics processing units (GPUs) “accelerators”, such as with the planned Cray XK6 systems, or future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6, the planned Cray XK6 and successor systems, must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XE6, the planned Cray XK6 and successor systems.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•

The level of product differentiation in our Cray XE6, the planned Cray XK6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large, established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•

Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties adversely affect gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with our Cray XE6 systems.

•

Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. We ultimately had to write off approximately $5.0 million of estimated excess inventory primarily related to this key component.

•	Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future.

Failure to successfully sell our Cray XE6 systems and develop and sell upgrades and successor systems, such as the planned Cray XK6 systems, into the high-end of the HPC market will adversely affect our operating results.

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

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XE6 systems and incorporate Intel technologies into our products as part of our DARPA HPCS program. We are also planning to incorporate GPU “accelerators” into our Cray XE6 products, such as we have planned with the Cray XK6 systems. The incorporation of GPUs into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008, 2009 and 2010 and the first six months of 2011, 81%, 72%, 62% and 69% respectively, of our revenue were derived from the U.S. government or customers primarily serving the U.S. government. Our growth in custom engineering is also currently primarily directed at the government market. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. Occasionally we have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Our ability to have certain components manufactured in certain foreign countries for a lower cost has also been adversely affected by export restrictions covering information necessary to allow such foreign manufacturers to manufacture components for us.

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

We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products or cause delay in development. The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our Cray CX, Cray XT, Cray XE and successor systems, such as the planned Cray XK systems, utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

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

CRAY INC.

Date: July 28, 2011	/s/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date: July 28, 2011	/s/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date: July 28, 2011	/s/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer