Form 10-Q
period 2011-09-30
CRAY INC
filed 2011-11-01
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of October 27, 2011, there were 36,275,693 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item  1. Unaudited Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$88,265	$57,381
Restricted cash	3,772	3,914
Accounts and other receivables, net	26,193	106,268
Inventory	94,687	49,241
Prepaid expenses and other current assets	7,540	5,901

Total current assets	220,457	222,705

Property and equipment, net	16,853	17,953
Service inventory, net	1,641	1,887
Deferred tax assets	2,987	3,105
Other non-current assets	13,574	14,978

TOTAL ASSETS	$255,512	$260,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,565	$20,384
Accrued payroll and related expenses	10,474	20,668
Other accrued liabilities	4,277	6,380
Deferred revenue	44,537	49,896

Total current liabilities	109,853	97,328

Long-term deferred revenue	9,238	14,954
Other non-current liabilities	2,651	2,525

TOTAL LIABILITIES	121,742	114,807

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 36,191,527 and 36,068,081 shares, respectively	562,589	559,058
Accumulated other comprehensive income	5,999	4,906
Accumulated deficit	(434,818)	(418,143)

TOTAL SHAREHOLDERS’ EQUITY	133,770	145,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,512	$260,628

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$15,988	$23,462	$80,338	$41,780
Service	20,717	19,374	64,154	58,177

Total revenue	36,705	42,836	144,492	99,957

Cost of revenue:
Cost of product revenue	11,151	18,355	54,106	30,948
Cost of service revenue	9,270	13,741	31,148	40,317

Total cost of revenue	20,421	32,096	85,254	71,265

Gross profit	16,284	10,740	59,238	28,692

Operating expenses:
Research and development, net	17,949	18,563	42,869	33,301
Sales and marketing	6,233	6,512	18,962	19,348
General and administrative	3,693	4,166	11,607	12,471
Restructuring	687	—	1,863	—

Total operating expenses	28,562	29,241	75,301	65,120

Loss from operations	(12,278)	(18,501)	(16,063)	(36,428)
Other income (expense), net	13	(149)	(337)	(200)
Interest income, net	20	61	60	100

Loss before income taxes	(12,245)	(18,589)	(16,340)	(36,528)
Income tax benefit (expense)	13	(187)	(335)	(483)

Net loss	$(12,232)	$(18,776)	$(16,675)	$(37,011)

Basic and diluted net loss per common share	$(0.35)	$(0.55)	$(0.48)	$(1.08)

Basic weighted average shares outstanding	35,279	34,435	35,035	34,213

Diluted weighted average shares outstanding	35,279	34,435	35,035	34,213

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(16,675)	$(37,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,370	6,805
Loss on disposal of fixed assets	149	397
Share-based compensation expense	2,695	3,619
Inventory write-down	—	833
Deferred income taxes	118	(408)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	80,334	6,792
Inventory	(46,789)	(124,808)
Prepaid expenses and other assets	(333)	(5,185)
Accounts payable	30,279	23,145
Accrued payroll and related expenses and other accrued liabilities	(11,594)	(2,634)
Other non-current liabilities	126	(2,633)
Deferred revenue	(11,039)	93,610

Net cash provided by (used in) operating activities	33,641	(37,478)
Investing activities:
Sales/maturities of short-term investments	—	3,000
(Increase)/Decrease in restricted cash	137	(122)
Purchases of property and equipment	(3,748)	(2,697)

Net cash (used in) provided by investing activities	(3,611)	181
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	282	399
Proceeds from exercises of stock options	554	116

Net cash provided by financing activities	836	515
Effect of foreign exchange rate changes on cash and cash equivalents	18	(29)

Net increase (decrease) in cash and cash equivalents	30,884	(36,811)
Cash and cash equivalents:
Beginning of period	57,381	105,018

End of period	$88,265	$68,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$3
Cash paid for income taxes	$1,464	$1,441
Non-cash investing and financing activities:
Inventory transfers to property and equipment and service inventory	$1,343	$3,640

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

During the nine months ended September 30, 2011, the Company incurred a net loss of $16.7 million and provided $33.6 million of cash from operating activities. The Company had $110.6 million of working capital as of September 30, 2011. Management’s plans project that the Company’s current cash resources and cash to be generated from operations will be adequate to meet the Company’s liquidity needs for at least the next twelve months. These plans assume acceptance and subsequent collections from several large customers, as well as cash receipts on future sales opportunities not yet contracted.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

Multiple-Element Arrangements. The Company commonly enters into revenue arrangements that include multiple deliverables of its product and service offerings due to the needs of its customers. Product may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:

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

Products. The Company recognizes revenue from sales of products upon customer acceptance of the system or delivery or installation in situations where a formal acceptance is not required, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist.

Services. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue.

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

Note 2 — New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income, or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$92,037	$92,037	$—
Foreign exchange forward contracts (1)	2,106	—	2,106

Assets measured at fair value at September 30, 2011	$94,143	$92,037	$2,106

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of September 30, 2011, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 6.0 million British pound sterling and 30.9 million Euro representing a hedged foreign currency exposure of approximately $52.8 million. Cash receipts associated with the hedged contracts are expected to be received from 2011 through 2014, during which time the revenue on the associated sales contracts is expected to be recognized.

As of December 31, 2010, the outstanding notional amounts were approximately 2.0 million British pound sterling, 37.8 million Euro and 53.3 million Swedish krona representing a hedged foreign currency exposure of approximately $63.0 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2011	Fair Value as of December 31, 2010
Foreign currency contracts	Prepaid expenses and other current assets	$1,401	$—
Foreign currency contracts	Other non-current assets	705	2,044
Foreign currency contracts	Other accrued liabilities	—	(704)

Total derivatives classified as hedging instruments		$2,106	$1,340

As of September 30, 2011 and December 31, 2010, foreign currency gains of $2.1 million and $1.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2011, the Company recorded $46,000 and $1.1 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized. For the three and nine months ended September 30, 2010, the Company recorded approximately $23,000 in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized.

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

For the three and nine month periods ended September 30, 2011 and 2010, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine-month periods ended September 30, 2011, potential gross common shares of 4.1 million were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2010, potential gross common shares of 5.0 million were antidilutive and not included in computing diluted EPS.

Note 5 — Comprehensive Loss

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(12,232)	$(18,776)	$(16,675)	$(37,011)
Unrealized net loss on available-for-sale investments	—	—	—	(4)
Cash flow hedges:
Net gain (loss) on cash flow hedges	3,237	(1,255)	(397)	(251)
Reclassification adjustment to revenue	46	(23)	1,062	(23)

	3,283	(1,278)	665	(274)
Foreign currency translation adjustment	524	864	428	686

Comprehensive loss	$(8,425)	$(19,190)	$(15,582)	$(36,603)

Note 6 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Trade accounts receivable	$14,938	$79,891
Unbilled receivables	1,470	1,785
Advance billings	5,298	22,445
Other receivables	4,587	2,270

	26,293	106,391
Allowance for doubtful accounts	(100)	(123)

Accounts and other receivables, net	$26,193	$106,268

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of September 30, 2011 and December 31, 2010, accounts receivable included $14.3 million and $56.4 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.4 million and $0.5 million were unbilled as of September 30, 2011 and December 31, 2010, respectively, based upon contractual billing arrangements with these customers. As of December 31, 2010, two non-U.S. government customers accounted for 32% of total accounts receivable. As of September 30, 2011, no non-U.S. government customers accounted for more than 10% of total accounts receivable.

Note 7 — Inventory

Inventory consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Components and subassemblies	$33,800	$11,481
Work in process	26,379	5,670
Finished goods	34,508	32,090

Total	$94,687	$49,241

Finished goods inventory of $32.2 million and $31.5 million was located at customer sites pending acceptance as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, two customers accounted for $26.2 million, and at December 31, 2010, two customers accounted for $29.4 million of finished goods inventory.

During the three and nine months ended September 30, 2010, the Company wrote off $0.3 million and $0.8 million of inventory, respectively, primarily related to scrap, excess or obsolete inventory of the Cray XT product line. There were no such write-offs during the three and nine months ended September 30, 2011.

Note 8 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred product revenue	$20,501	$19,959
Deferred service revenue	33,274	44,891

Total deferred revenue	53,775	64,850
Less long-term deferred revenue	(9,238)	(14,954)

Deferred revenue in current liabilities	$44,537	$49,896

As of September 30, 2011, two customers accounted for 34% of total deferred revenue. At December 31, 2010, one customer accounted for 28% of total deferred revenue.

Note 9 — Share-Based Compensation

The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.

The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.3%	1.2%	1.3%	1.8%
Expected dividend yield	0%	0%	0%	0%
Volatility	74%	75%	74%	74%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.53	$3.23	$3.53	$3.03

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and nine month periods ended September 30, 2011 was 10%. The estimated forfeiture rate for stock option grants during the three and nine month periods ended September 30, 2010 was 10% and 8% respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product revenue	$43	$58	$141	$159
Cost of service revenue	98	118	305	321
Research and development, net	(79)	431	559	1,216
Sales and marketing	109	10	349	420
General and administrative	418	513	1,341	1,503

Total	$589	$1,130	$2,695	$3,619

Negative share-based compensation expense for net research and development in the three month period ended September 30, 2011 was due to terminations of employees with unvested restricted stock.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2010	3,445,710	$6.20
Grants	11,500	$6.14
Exercises	(112,580)	$4.92
Expired/Forfeited	(179,988)	$6.42

Outstanding at September 30, 2011	3,164,642	$6.23	6.4 years

Exercisable at September 30, 2011	2,147,854	$6.79	5.7 years

Available for grant at September 30, 2011	3,331,969

As of September 30, 2011, there was $1.7 million of aggregate intrinsic value of outstanding stock options, including $1.0 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2011 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. During the three and nine months ended September 30, 2011, stock options covering 693 and 112,580 shares of common stock, respectively, with a total intrinsic value of $1,300 and $267,000, respectively, were exercised. During the three and nine months ended September 30, 2010, stock options covering 15,808 and 23,419 shares of common stock, respectively, with a total intrinsic value of $26,130 and $34,264, were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the nine month period ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,380,491	$4.77
Granted	58,587	6.12
Forfeited	(113,000)	5.17
Vested	(418,164)	3.89

Outstanding at September 30, 2011	907,914	$5.21

The aggregate fair value of restricted stock vested during the nine months ended September 30, 2011 was $1.6 million.

As of September 30, 2011, the Company had $4.8 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.

Note 10 — Taxes

The Company recorded income tax benefit of $13,000 and income tax expense $0.3 million, respectively, for the three and nine months ended September 30, 2011. The Company recorded income tax expense of $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2010. The expense recorded was primarily related to foreign income taxes payable.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred taxes arising in certain jurisdictions, primarily in the United States, as the realization of such assets is not considered to be more likely than not. If in a future period the Company is able to conclude that it is more likely than not that additional deferred tax assets will be realized, the adjustment of the valuation allowance would increase net income in that period. Depending on the timing of revenue and executed contracts, this could occur in the near-term.

Note 11 — Segment Information

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

Cray Products

Cray Products include a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray XK6, Cray XK6m, Cray CX1000 and Cray CX1, which are used by single users all the way up through large research centers.

Custom Engineering

The businesses that make up Custom Engineering design, build and implement high performance computing and data management solutions.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

The following table presents revenue, cost of revenue and gross profit for the Company’s operating segments for (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Cray Products	$13,011	$14,746	$75,028	$29,132
Custom Engineering	7,510	15,373	21,965	30,870
Maintenance and Support	16,184	12,717	47,499	39,955

Total revenue	$36,705	$42,836	$144,492	$99,957

Cost of Revenue:
Cray Products	$8,878	$11,215	$50,149	$21,171
Custom Engineering	3,651	13,077	11,236	26,617
Maintenance and Support	7,892	7,804	23,869	23,477

Total cost of revenue	$20,421	$32,096	$85,254	$71,265

Gross Profit:
Cray Products	$4,133	$3,531	$24,879	$7,961
Custom Engineering	3,859	2,296	10,729	4,253
Maintenance and Support	8,292	4,913	23,630	16,478

Total gross profit	$16,284	$10,740	$59,238	$28,692

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended September 30,
Product revenue	$14,946	$19,855	$1,042	$3,607	$15,988	$23,462
Service revenue	14,189	14,214	6,528	5,160	20,717	19,374

Total revenue	$29,135	$34,069	$7,570	$8,767	$36,705	$42,836

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Nine months ended September 30,
Product revenue	$62,165	$31,032	$18,173	$10,748	$80,338	$41,780
Service revenue	45,227	43,375	18,927	14,802	64,154	58,177

Total revenue	$107,392	$74,407	$37,100	$25,550	$144,492	$99,957

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $28.2 million and $102.1 million, respectively, for the three and nine months ended September 30, 2011, compared to approximately $32.0 million and $68.6 million, respectively, for the three and nine months ended September 30, 2010.

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

Overview and Executive Summary

We design, develop, manufacture, market and service high performance computing, or HPC, systems, commonly known as supercomputers, and provide engineering services, storage and data analytics solutions related to HPC systems and solutions. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering and national security computing problems.

We believe we are well positioned to meet the HPC market’s demanding needs by providing superior supercomputer systems and solutions with performance and cost advantages when sustained performance on challenging applications and total cost of ownership are taken into account. We differentiate ourselves from our competitors primarily by concentrating our research and development efforts on the interconnect network, packaging, system software capabilities and processing capabilities that enable our systems to provide efficient and high sustained performance at scale — that is, that enable our systems to continue to increase performance as they grow in size. Purpose-built for the supercomputer market, our high-end systems balance highly capable processors, very dense design, highly scalable system software and very high speed interconnect and communications capabilities. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market from certain growth opportunities that have developed from our Custom Engineering businesses and selling our Cray XE6m and Cray XK6m systems.

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems and related solutions. We sell our HPC systems and services primarily through a direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. Our HPC systems are installed at more than 100 sites around the world.

Summary of First Nine Months of 2011 Results

Total revenue increased $44.5 million for the first nine months of 2011 compared to the first nine months of 2010, from $100.0 million to $144.5 million, largely due to increased product revenue of $38.6 million. The increase in product revenue was primarily driven by unusually low revenue in 2010 due to the anticipated release of the new Cray XE6 system in the second half of 2010. Service revenue also increased $6.0 million resulting from the benefits of a large number of systems starting maintenance in late 2010.

Net loss for the first nine months of 2011 was $16.7 million compared to a net loss of $37.0 million for the same period in 2010, due to increased gross profit of $30.5 million, partially offset by $1.9 million in restructuring charges and a $9.6 million increase in net research and development expenses. Research and development expenses increased due to $12.2 million lower co-funding reimbursements.

Net cash provided by operations was $33.6 million for the first nine months of 2011 compared to net cash used in operations of $37.5 million for the first nine months of 2010. Cash provided from operations in the first nine months of 2011 was driven by large cash collections from multiple customers that accepted large systems in the fourth quarter of 2010. Cash and cash equivalents, including restricted cash balances, were $92.0 million as of September 30, 2011 compared to $61.3 million as of December 31, 2010.

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

In the markets for larger systems, particularly in those costing significantly in excess of $3 million, the use of commodity networking components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as graphics processing units (GPUs), in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on the interconnect, system and programming environment software and packaging capabilities that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size. We also have demonstrated expertise in several processor technologies. Further, we offer unique capabilities in high-speed, high-bandwidth system interconnect design, compiler technology, system software and packaging capabilities. We believe our experience and capabilities across each of these fronts are becoming ever more important, especially in larger procurements. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as developed from our emphasis on our Custom Engineering businesses and our Cray XE6m and Cray XK6m systems.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue. Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XE and Cray XK families and our longer-term product roadmap are efforts to increase product revenue. We also plan to grow our revenue from our Custom Engineering businesses, and market new products, such as the Cray XE6m and Cray XK6m and successor systems, to increase revenue in the mid-range segment of the supercomputing market. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin. Our product gross profit margin increased from 26% for the nine months ended September 30, 2010 to 33% during the same period in 2011 principally due to higher volume. Service gross profit margin increased from 31% for the nine months ended September 30, 2010 to 51% for the nine months ended September 30, 2011. The increase in service gross profit margin is due to higher margins from our maintenance services as we begin to service the large systems that were accepted in the fourth quarter of 2010 and an additional $5.7 million in revenue recorded on a Custom Engineering contract in the first nine months of 2011 where revenue is being recorded on the cash basis as the Company’s ability to collect payment is not reasonably assured. The increase in our service gross margin drove the increase in our total gross profit margin from 29% in the first nine months of 2010 to 41% in the first nine months of 2011.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. The level of government co-funding can vary significantly from quarter to quarter and year to year as we do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement largely due to varying milestone schedules, milestone completion risk and because funding from the U.S. government is subject to certain budget restrictions. Operating expenses for the nine months ended September 30, 2011 were $10.2 million higher than for the same period in 2010, increasing from $65.1 million to $75.3 million. The increase in operating expenses was caused by a $9.6 million increase in net research and development expenses, due primarily to $12.2 million less in recognized co-funding, and a restructuring charge of $1.9 million. In our restructuring, we eliminated approximately 50 positions. The restructuring was designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

Liquidity and cash flows. Due to the variability in cash collections due to the timing of new contracts, product deliveries and acceptances, our cash position varies significantly from quarter-to-quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective and should improve our cash position.

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2011 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

Multiple-Element Arrangements. The Company commonly enters into revenue arrangements that include multiple deliverables of its product and service offerings due to the needs of its customers. Product may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:

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

Products. The Company recognizes revenue from sales of products upon customer acceptance of the system or delivery or installation in situations where a formal acceptance is not required, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist.

Services. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance revenue is recognized ratably over the term of the maintenance contract. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue.

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

As of September 30, 2011, we had approximately $130.8 million of net deferred tax assets, against which we provided a $127.8 million valuation allowance, resulting in a net deferred tax asset of $3.0 million. Our net deferred tax assets relate primarily to certain foreign jurisdictions where we believe it is more likely than not that such assets will be realized. We continue to provide a full valuation allowance against net operating losses and other net deferred tax assets arising in certain jurisdictions, primarily in the United States and Canada, as the realization of such assets is not considered to be more likely than not at this time. We reported income before income taxes for the year ended December 31, 2010. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our condensed consolidated statement of operations when that occurs. Depending on the timing of revenue and executed contracts, this could occur in the near-term.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income, or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

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

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margins for the three and nine months ended September 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenue	$15,988	$23,462	$80,338	$41,780
Less: Cost of product revenue	11,151	18,355	54,106	30,948

Product gross profit	$4,837	$5,107	$26,232	$10,832

Product gross profit margin	30%	22%	33%	26%
Service revenue	$20,717	$19,374	$64,154	$58,177
Less: Cost of service revenue	9,270	13,741	31,148	40,317

Service gross profit	$11,447	$5,633	$33,006	$17,860

Service gross profit margin	55%	29%	51%	31%
Total revenue	$36,705	$42,836	$144,492	$99,957
Less: Total cost of revenue	20,421	32,096	85,254	71,265

Total gross profit	$16,284	$10,740	$59,238	$28,692

Total gross profit margin	44%	25%	41%	29%

Product Revenue

Product revenue for the three and nine months ended September 30, 2011 was $16.0 million and $80.3 million, respectively, primarily from sales of Cray XE systems and upgrades. Product revenue for the three and nine months ended September 30, 2010 was $23.5 million and $41.8 million, respectively, primarily from sales of Cray XT5 systems and third-party equipment. Product revenue for the three months ended September 30, 2011 was lower than the prior year period due to a single large customer acceptance in the three months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 was significantly higher than the prior year period primarily as a result of customers deferring purchases in the nine month period ended September 30, 2010 due to the anticipated release of the new Cray XE6 system.

Service Revenue

Service revenue for the three months ended September 30, 2011 was $20.7 million compared to $19.4 million for the same period in 2010. Service revenue for the nine months ended September 30, 2011 was $64.2 million compared to $58.2 million for the same period in 2010, an increase of $6.0 million. The increases in service revenue were driven principally by higher revenue from our Maintenance and Support group as we service the large systems that were accepted in the fourth quarter of 2010, and an additional $5.7 million in revenue in the first nine months of 2011 recorded on a Custom Engineering contract where revenue is being recorded on a cash basis as the Company’s ability to collect payment is not reasonably assured. This revenue was partially offset by lower revenue in other Custom Engineering businesses.

Cost of Product Revenue and Product Gross Profit

For the three months ended September 30, 2011, cost of product revenue decreased by $7.2 million compared to the same period in 2010 driven by lower revenue. For the nine months ended September 30, 2011, cost of product revenue increased by $23.2 million, compared to the same period in 2010 driven by higher revenue. For the three months ended September 30, 2011, product gross profit margin increased 8 percentage points to 30 percent from the same period in 2010. The gross product margin for the three months ended September 30, 2010 was abnormally low due to a low volume of transactions and those transactions not being representative of annual margins. For the nine months ended September 30, 2011, product gross profit margin increased 7 percentage points partially due to charges in the first nine months of 2010 for inventory write-downs of $0.8 million. Historical gross profit margins may not be indicative of future results as gross profit margins can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $4.5 million and service gross profit margin increased by 26 percentage points to 55% during the three months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, cost of service revenue decreased $9.2 million and service gross profit margin increased by 20 percentage points to 51% compared to the same period in 2010. The increase in service gross profit margin is due to increases in maintenance revenue from the large systems that were accepted in the fourth quarter of 2010 with a minimal increase in costs and an additional $5.7 million in revenue in the first nine months of 2011 recorded on a Custom Engineering contract where revenue is being recorded on a cash basis as the Company’s ability to collect payment is not reasonably assured. The Company’s workforce reductions in March 2011 also contributed to an increase in service gross profit for the three and nine month periods ended September 30, 2011. Also, the gross margin percentage for the three and nine month periods ended September 30, 2010 were abnormally low as certain significant, but lower margin, contracts from our Custom Engineering businesses were largely completed in the first half of 2010.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross research and development expenses	$19,030	$20,583	$57,435	$59,828
Less: Amounts included in cost of revenue	(103)	(27)	(320)	(34)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(978)	(1,993)	(14,246)	(26,493)

Net research and development expenses	$17,949	$18,563	$42,869	$33,301

Percentage of total revenue	49%	43%	30%	33%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three months ended September 30, 2011, gross research and development expenses decreased $1.6 million from the same period in 2010. For the nine months ended September 30, 2011, gross research and development expenses decreased $2.4 million from the same period in 2010, due principally to lower outside services and reduced salary, stock compensation and related expenses. The total of reimbursed research and development and amounts included in cost of revenue decreased $0.9 million and $12.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, principally due to lower reimbursement on Defense Advanced Research Projects Agency, or DARPA, High Productivity Computing Systems program during the period.

In February 2010 and again in October 2011, the Company and DARPA amended the Phase III agreement. As with the previous contract, we expect to receive reimbursement after the achievement of a series of predefined milestones culminating in the delivery of a prototype system. Consistent with the changes, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised to $180.0 million. As of September 30, 2011, we had received $146.0 million of reimbursement under the DARPA Phase III agreement. In October 2011, we were notified by DARPA that we had completed Milestone 9B under the Phase III agreement. The milestone was for $12,000,000 and, based on our level of spending for DARPA-related work, we expect that a majority, if not all, of the milestone amount will be credited against our research and development expenses in the fourth quarter of 2011.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2011 and 2010, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales and marketing	$6,233	$6,512	$18,962	$19,348
Percentage of total revenue	17%	15%	13%	19%
General and administrative	$3,693	$4,166	$11,607	$12,471
Percentage of total revenue	10%	10%	8%	12%

Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2011 decreased $0.3 million and $0.4 million, respectively, from the same periods in 2010, primarily due to lower salaries and benefits as a result of decreased headcount and lower share-based compensation cost.

General and Administrative. General and administrative expense for the three and nine months ended September 30, 2011 decreased $0.5 million and $0.9 million, respectively, from the same periods in 2010, primarily due to lower salaries and benefits as a result of decreased headcount and lower share-based compensation cost.

Restructuring

We eliminated approximately 50 positions in the first quarter of 2011 and recorded a restructuring charge of $1.9 million for the nine months ended September 30, 2011. The restructuring is designed to rebalance our headcount to areas of more need in the future such as software development, our Custom Engineering businesses and customer service, and in select international geographies. The elimination of these positions is expected to be substantially offset by planned increases of personnel and, as a result, we currently expect to end 2011 with approximately the same number of employees that we employed at the beginning of 2011.

Other Income (Expense), net

For the three months ended September 30, 2011, we recognized net other income of $13,000 compared to net other expense of $0.1 million for the same period in 2010. For the nine months ended September 30, 2011, we recognized net other expense of $0.3 million compared to net other expense of $0.2 million for the same period in 2010. Net other income and expense for the three and nine months ended September 30, 2011 and 2010 was primarily the result of foreign currency transaction gains and losses.

Interest Income, net

Our interest income and interest expense for the three and nine months ended September 30, 2011 and 2010, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$50	$30	$206	$119
Interest expense	(30)	31	(146)	(19)

Interest income, net	$20	$61	$60	$100

Interest income increased due to higher average cash and cash equivalent balances for the three and nine month periods ended September 30, 2011. Interest expense increased compared to the same periods in 2010 due to unused line of credit fees.

Taxes

We recorded income tax benefit of $13,000 and income tax expense of $0.2 million for the three months ended September 30, 2011 and 2010, respectively, principally from our foreign operations. We recorded income tax expense of $0.3 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively, principally from our foreign operations.

Liquidity and Capital Resources

We generate cash from operations predominantly from the sale of HPC systems and related services. We typically have a small number of significant contracts that make up the majority of our total revenue. The material changes in certain of our balance sheet accounts are due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.

We received acceptances on a large number of systems in the fourth quarter of 2010. The final payments for these systems were received in 2011, which was a significant contribution to the increase in cash and cash equivalents and restricted cash of $30.7 million from December 31, 2010 to September 30, 2011. The increase in cash primarily from large collections was partially offset by increased purchases of inventory as we are completing a very large production ramp to deliver new Cray XE6 and Cray XK6 supercomputers to several customers. This production ramp has resulted in a significant increase in inventory to $94.7 million as of September 30, 2011 compared to $49.2 million at December 31, 2010. Accounts payable increased significantly to $50.6 million as of September 30, 2011 compared to $20.4 million as of December 31, 2010, principally due to the significant increase in inventory acquisitions. We anticipate that the impact of this significant increase in production on our liquidity will reverse, at least in part, as we collect payment for these systems, which is based on receiving customer acceptance, however, any significant delays in system deliveries or customer acceptances could delay this expected reversal and significantly reduce our liquidity and cash position. In addition, one of these supercomputer system contracts that is valued at approximately $97 million is currently structured as a lease-to-purchase contract, and if this contract is not converted as anticipated to a purchase contract through third-party lease financing, then cash collections for this significant deal will be delayed which would have a material adverse affect on the Company’s liquidity and cash position.

Cash and cash equivalents and restricted cash totaled $92.0 million at September 30, 2011 compared to $61.3 million at December 31, 2010. As of September 30, 2011, we had working capital of $110.6 million compared to $125.4 million as of December 31, 2010.

Cash flow information includes the following:

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating Activities	$33,641	$(37,478)
Investing Activities	$(3,611)	$181
Financing Activities	$836	$515

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2011 was $33.6 million compared to net cash used in operating activities of $37.5 million for the same period in 2010. For the nine months ended September 30, 2011, net cash provided by operating activities was principally the result of decreases in accounts receivable as payments were received for certain previously accepted large-scale systems partially offset by increased inventory purchases. For the nine months ended September 30, 2010, net cash used in operating activities was principally the result of a buildup of inventory related to certain large-scale system contracts.

Investing Activities. Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $0.2 million for the same 2010 period. Net cash used in investing activities for the nine months ended September 30, 2011 was principally due to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2010 was due principally to the sale of short-term investments partially offset by the purchase of property and equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 was $0.8 million, compared to net cash provided by financing activities of $0.5 million for the same period in 2010. Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 resulted primarily from cash received from the issuance of common stock from the exercise of options and through our employee stock purchase plan.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations at September 30, 2011 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2011 (Less than 1 Year)	2012-2013	2014-2015	Thereafter
Development agreements	$7,690	$2,460	$5,230	$—	$—
Operating leases	27,214	1,115	8,320	7,387	10,392
Unrecognized income tax benefits	13	13		—	—

Total contractual cash obligations	$34,917	$3,588	$13,550	$7,387	$10,392

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine months ended September 30, 2011, we incurred $1.1 million and $4.3 million for such arrangements, respectively.

We have a line of credit with Wells Fargo Bank of $3.5 million that has a maturity date of June 1, 2012. We also have a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. In connection with this line of credit, a blanket lien has been granted in substantially all assets. We have made no draws and had no outstanding borrowings on either line of credit as of September 30, 2011.

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

The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products and to have our Custom Engineering businesses engage in projects, with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in achieving profitable operations and positive operating cash flows on a sustained basis.

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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent that we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2011, we were a party to forward exchange contracts that hedged approximately $52.8 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2011, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly as a material portion of product revenue recognized in any given quarter and year typically depends on a very limited number of system sales expected for that quarter and year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, including from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding (such as from our DARPA, High Productivity Computing Systems, or HPCS program) can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, as it is expected to be again in the fourth quarter this year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.

Although we recorded positive net income in 2010, we have experienced net losses in recent periods and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million, a net loss of $0.6 million in 2009, and a net loss of $16.7 million for the nine months ended September 30, 2011.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XK6 systems, specifically the systems delivered or to be delivered in 2011 in the case of 2011 revenue and earnings;

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

•	our ability to secure orders for our Cray XE6/Cray XE6m and Cray XK6/Cray XK6m systems as well as upgrades and successor systems;

•	our ability to successfully generate revenue and profitability from our opportunities developed from our Custom Engineering businesses;

•

our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the milestones under our DARPA HPCS program;

•	our ability to successfully and timely design, integrate and secure competitive processors for our systems, including for upgrades/successors to our Cray XE6 and Cray XK6 systems;

•

the level of product gross profit contribution in any given period due to volume or product mix, competitive factors, strategic transactions, product life cycle, currency fluctuations, acceptance penalties and component costs;

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

The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

•	the timely availability of acceptable components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules;

•

the timing and level of government funding for research and development contracts and product acquisitions, which may be adversely affected by the current economic and fiscal uncertainties and increased governmental budgetary limitations;

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

If DARPA terminates our DARPA HPCS program in whole or in part or if we are unable to achieve and obtain acceptance of key DARPA milestones when or as expected or at all, our net research and development expenditures and capital requirements would increase significantly and our ability to conduct research and development would decrease. The DARPA HPCS program calls for the delivery of prototype systems in late 2012, and currently provides for a contribution by DARPA to us of up to $180 million assuming we meet certain milestones, $146 million of which we had already earned as of September 30, 2011. In February of 2010, the total possible contribution from DARPA over the term of the HPCS program was reduced from $250 million to $190 million and, in October 2011, it was further reduced to $180 million. If the completion of any remaining development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted and our product development programs would be put at risk. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, a delay in the timing of milestones or a decision to terminate all or part of the program before completion.

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our Custom Engineering businesses, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on certain opportunities developed from our Custom Engineering business and selling our Cray XE6m and Cray XK6m systems. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. In addition, projects in our “Special Purpose Systems” business within Custom Engineering will likely be for the U.S. government and will require us to enter into agreements that are subject to new or additional Federal Acquisition Regulations, including costing and pricing requirements to which we have not previously been subject. These regulations are complex and subject to audit to ensure compliance. We may need to enhance existing financial and costing systems to accommodate these new requirements. Errors made in interpreting and complying with these regulations could result in significant penalties. The Cray XE6m, Cray XK6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as into relatively new commercial market segments. These Custom Engineering businesses and Cray XE6m/Cray XK6m (and successor systems) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

If the U.S. government purchases, or funds the purchase of, fewer supercomputers or delays such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2008, 2009 and 2010 and the first nine months of 2011, approximately 81%, 72%, 62% and 71% respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty and related political focus on cutting or limiting budgets and their effect on government budgets, the effects of, or Congressional failure to address, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected. As an example, we have recently entered into a contract with Oak Ridge National Laboratory (ORNL) valued at $97 million to upgrade ORNL’s Cray supercomputer to a new Cray XK6 supercomputer. If certain planned U.S. government funding for ORNL becomes unavailable before the lease-to-purchase contract is converted to a purchase contract through third-party lease financing, Cray would not able to collect amounts expected under the contract.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•

If a supplier does not provide components that meet our specifications in sufficient quantities on time or deliver when required as has been occurring with a key component, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted;

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

•

If a supplier of a component is subject to a claim that the component infringes a third party’s intellectual property rights, as has happened with one of our suppliers, our ability to obtain necessary components could be adversely affected or our cost to obtain such components could increase significantly;

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

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XE6 and Cray XE6m systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, and could, including as a result of recent delays, adversely affect results for 2011 and in subsequent periods. In particular, planned upgrades to and variants of our Cray XE6 and Cray XE6m systems in 2011, including Cray XK6 systems, are dependent upon the AMD “Interlagos” processors, shipments of which began later than originally anticipated and impacted the timing of the completion of our system software and our ability to deliver systems at the times anticipated. If we are unable to obtain the quantities of this processor when needed, or recover from prior shipments arriving later than originally anticipated, our revenue in 2011 and in subsequent periods would be adversely affected.

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

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller firms that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m, Cray XK6 and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013.

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

If we are unable to successfully sell and deliver our Cray XE6 and the Cray XK6 systems and develop, sell and deliver successor systems, our operating results will be adversely affected. We expect that a significant portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XE6 and successor systems, and systems including integration of GPU “accelerators,” such as with the Cray XK6 systems, or future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6, Cray XK6 and successor systems must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XE6, Cray XK6 and successor systems.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•

The level of product differentiation in our Cray XE6, Cray XK6 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large, established companies and smaller firms and demonstrate the value of our balanced high bandwidth systems.

•

Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties adversely affect gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with our Cray XE6 and Cray XK6 systems and is occurring for subsequent systems.

•

Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. For example, in March 2008, we placed a last-time buy for a key component for our Cray XT4, Cray XT5, Cray XT6 and next-generation Cray XMT systems prior to it becoming unavailable, which had to be placed before we could know all the possible sales prospects for these products or when the key component could be made obsolete by a successor component. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit. We ultimately had to write off approximately $5.0 million of estimated excess inventory primarily related to this key component.

•	Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future.

Failure to successfully sell our Cray XE6 and Cray XK6 systems and develop and sell upgrades and successor systems, into the high-end of the HPC market will adversely affect our operating results.

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

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XE6 and Cray XK6 systems and expect to incorporate Intel technologies into our products as part of our DARPA HPCS program. We are also planning to incorporate GPU “accelerators” into our supercomputer systems, such as with the Cray XK6 systems. The incorporation of GPUs into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or invest in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2008, 2009 and 2010 and the first nine months of 2011, 81%, 72%, 62% and 71% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. For example, during the third quarter 2011 our Chief Technology Officer resigned from the company to join another company in our industry. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive, and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products or cause delay in development. The operating system software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our supercomputer systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

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

We may not be able to protect our proprietary information and rights adequately. We rely on a combination of patent, copyright and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will adequately protect those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Additionally, under certain conditions, the U.S. government might obtain non-exclusive rights to certain of our intellectual property. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the CRAY INC. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

Date: November 1, 2011	/s/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date: November 1, 2011	/s/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date: November 1, 2011	/s/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer