Form 10-K
period 2011-12-31
CRAY INC
filed 2012-02-27
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $220,092,794 based upon the closing price of $6.40 per share reported on June 30, 2011, on the Nasdaq Global Market.

As of February 15, 2012, there were 36,778,889 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 7, 2012, are incorporated by reference into Part III.

CRAY INC.

FORM 10-K

For Fiscal Year Ended December 31, 2011

Cray is a federally registered trademark of Cray Inc., and Cray Sonexion, Cray Sonexion 1300, Cray XT, Cray XT3, Cray XT4, Cray XT5, Cray XT6, Cray XE, Cray XE5, Cray XE6, Cray XE6m, Cray XK6, Cray XK6m, Cray CX1, Cray CX1000, Gemini, Cray ECOphlex, Cascade, Cray Linux Environment, Cray Threadstorm and YarcData are trademarks of Cray Inc. The registered trademark Linux is used pursuant to a sublicense from LMI, the exclusive licensee of Linus Torvalds, owner of the mark on a worldwide basis. Other trademarks used in this report are the property of their respective owners.

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

PART I

Item 1.    Business

General

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide storage solutions and engineering services related to HPC systems and solutions to our customers, which include government agencies, academic institutions and commercial entities. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering, commercial and national security computing problems. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market in areas where we can leverage our experience and technology, such as in storage & data management, data analytics of enormous volumes of data, popularly referred to as “big data” analytics, midrange HPC systems and custom engineered solutions.

We were incorporated in the State of Washington in December 1987 under the name Tera Computer Company. We changed our corporate name to Cray Inc. in connection with our acquisition of the Cray Research, Inc., or Cray Research, operating assets from Silicon Graphics, Inc. in 2000. Our corporate headquarters are located at 901 Fifth Avenue, Suite 1000, Seattle, Washington 98164. Our telephone number is (206) 701-2000 and our website address is www.cray.com. The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

Products, Services and Customer Support

We concentrate on building balanced systems that are purpose-built for supercomputer users. Whether it is one of our general-purpose supercomputer products or one that is custom engineered for a specific customer problem, our systems address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors; ease of use for high productivity; and very high levels of sustained performance on real applications. We achieve this by designing supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased density, energy efficiency and reliability requirements, and scalable system software that enables performance and manageability at scale.

Our supercomputers utilize components and technologies designed to support the demanding requirements of high-end HPC users. In contrast, lower bandwidth cluster system vendors use processors, interconnects and system software designed to meet the requirements of the general purpose server market and then attempt to leverage these commercially-oriented products into the HPC market. An important benefit of our purpose-built approach is significantly higher sustained performance on many important applications at high scaling levels, with performance improvements on the order of up to 10 or more times that of our commodity cluster competition in these areas. With our supercomputers, HPC users are able to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities and improving national security.

Our supercomputer systems offer several additional benefits:

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	improved productivity, resiliency, reliability and performance through custom design of interconnect systems and, in certain systems, proprietary processors;

•

flexibility of processor type, memory and network configuration, storage configuration and system software tools developed towards implementation of our “Adaptive Supercomputing” vision discussed below; and

•

the Cray brand name, synonymous with supercomputing and the Cray service experience, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of high-end HPC users.

We expect the continued advancement of many-core and accelerator processors to be advantageous to us, complementing our technical strengths in networking, scaling system software and cooling and power management technologies. The growing number of cores on each processor will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system while accelerator processors (e.g., graphical processor units, or GPUs) will further unbalance systems from a computational performance perspective putting increased pressure on the system’s communications network in which we specialize. We believe our balanced approach to system design will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.

HPC Systems

Cray XE6 System.    The Cray XE6 system is our flagship massively parallel processing, or MPP, system and is the successor system to the Cray XT6, Cray XT5, Cray XT4 and Cray XT3 systems. The Cray XE6 system combines scalability with manageability, resiliency, lower cost of ownership with reduced power and cooling requirements, and broader application support. The Cray XE6 system has industry leading compute density and high memory bandwidth, supporting very high density processor configurations of 192 AMD Opteron processor sockets or up to 3,072 processor cores and delivering more than 20 teraflops (20 trillion floating point operations per second) of computational capacity per cabinet, with system peak and sustained performance designed to exceed ten petaflops. Customers can upgrade to the Cray XE6 system from the Cray XT4, Cray XT5 or Cray XT6 systems by upgrading the network, processors, memory and a compute blade or they can choose to just upgrade the network to create a Cray XE5 system, thereby leveraging their investment over a longer period of time. The Cray XE6 Linux-based operating system efficiently supports the extreme levels of scaling featured in each of our supercomputers as well as a large range of industry applications with our Cluster Compatibility Mode, or CCM, software environment. The Cray XE6 system can be liquid cooled through use of Cray ECOphlex technology or air cooled.

Cray XE6m System.    Our Cray XE6m supercomputer is designed to make our HPC technology available to more users by targeting a lower price band in the supercomputer market segment with price points starting at approximately $200,000. The Cray XE6m system incorporates our Cray Gemini network specially designed and optimized for systems with peak performances starting at under 7 teraflops and scaling to our high-end systems, providing superior bandwidth, upgradeability and manageability at prices comparable to those of commodity clusters. Offered with up to six cabinets, the Cray XE6m series features multi-core AMD Opteron processors and can be liquid cooled through use of Cray ECOphlex technology or air cooled. The Cray Linux Environment enables the use of a wide range of open source tools as well as streamlined porting of a broad set of applications from independent software vendors. The Cray XE6m system compute blades, like the Cray XE6 compute blades, are designed for maximum power efficiency with only the components needed for MPP: processors, memory and interconnect. The Cray XE6m series can be upgraded or expanded to take advantage of new technologies, such as next-generation compute processors, memory and I/O technologies as they become available, and can be upgraded to a full Cray XE6 supercomputer.

Cray XK6 System.    The Cray XK6 supercomputer combines our proven Gemini interconnect, AMD’s leading multi-core scalar processors and NVIDIA’s powerful many-core GPU processors to create a true, productive hybrid supercomputer. Capable of scaling to 500,000 scalar processors and 50 petaflops of hybrid peak performance, every aspect of the Cray XK6 system — from its resiliency features to its scalability-boosting technologies — has been engineered to meet science’s real-world demands.

Cray XK6m System.    The Cray XK6m supercomputer leverages all of the technology in the Cray XE6m system and integrates GPUs.

Our Adaptive Supercomputing Vision and Cascade Program

Our Adaptive Supercomputing vision is our vision of the best way to support the anticipated future needs of HPC customers by incorporating many of our technical strengths, including system scalability, multiple processing technologies and high bandwidth networks — into a single system that we believe will make supercomputing capabilities accessible to a greater number of end-users. With Adaptive Supercomputing we expect to expand the concept of heterogeneous computing to a fully integrated view of both hardware and software supporting multiple processing technologies within a single, highly scalable system. Our plan is to increasingly integrate these processing technologies, such as x86 CPUs and accelerators, into a single Linux-based platform. We expect to include powerful compilers and related software that will allow users to more transparently leverage the heterogeneous underlying hardware in the system and help enable programmers to write code in a more natural way.

Our “Cascade” development program implements our Adaptive Supercomputing vision. Our “Cascade” efforts are co-funded by the U.S. government. Under our funding agreement with the Defense Advanced Research Projects Agency, or DARPA, we are completing the development of a prototype system that demonstrates the functionality required for scaling to multiple sustained petaflops levels of performance on real applications. The “Cascade” system involves a new system architecture that combines future processor technologies, a new high-performance network and an adaptive software layer into a single integrated system. It is expected to be commercially available in 2013.

YarcData Division

Future “Big Data” Analytics Solution. As previously announced in early 2012, we created a new division within our organization called YarcData which focuses on providing solutions to the “big data” market by extending our supercomputing platform to data analytics problems. Cray’s future “big data” analytics solution includes a scalable massively multithreaded platform with a shared memory architecture that is ideally suited for tasks such as pattern matching, complex searches, scenario development, behavioral prediction, anomaly identification and graph analysis. This system is purpose-built for parallel applications that are dynamically changing, require random access to shared memory and typically do not run well on conventional systems. This system is ideal for massive unstructured and irregular data mining problems. The design is based on a Cray XT compute blade but utilizes custom Cray Threadstorm processors developed for massively multithreaded processing. A single Cray Threadstorm processor can sustain 128 simultaneous threads and is connected to memory that is globally accessible by any other Cray Threadstorm processor in the system.

Storage & Data Management

Cray Sonexion 1300.    We offer industry-leading storage & data management solutions and select the best combination of functionality and price performance for each customer project. With the introduction of the Cray Sonexion 1300 integrated storage system, we provide HPC customers with an industry leading high-bandwidth, high capacity integrated Lustre solution. In addition, we continue to support partner storage offerings from companies such as Data Direct Networks and NetApp through our esFS solutions. This flexibility ensures customers always have access to the best storage & data management technologies from us and our partners. The new Cray Sonexion 1300 system is a modular, high performance, high reliability storage system that takes full advantage of the Lustre file system at any scale in a scale-out network attached storage, or NAS, solution. The system combines next-generation hardware and software technology into an efficient modular design that scales from a hundred terabytes to petabytes and offers optimal reliability, performance and ease of management. At the heart of the Cray Sonexion scalable storage architecture is the storage scalable unit, or SSU, which consolidates and integrates traditional block storage, network and file system components. Each SSU is a balanced performance, high-capacity building block fully integrated with Lustre according to best practices.

Services

Custom Engineering.    To address those HPC users whose needs cannot be met through our standard product offerings, we provide an alternative. Cray Custom Engineering leverages our amassed intellectual property portfolio, deep domain expertise, and HPC know-how to design and build solutions and services designed to match a customer’s specific needs. The need for a unique solution often stems from special processing needs, often performance, application or capacity related; special environmental needs, commonly size, weight, power and cooling limitations; or unique interface or integration requirements.

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

Customer Support.    Our worldwide customer support organization delivers our customers the “Cray experience” that provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and we generally locate our support personnel at or near customer sites globally, which are supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, site engineering, on-site analysts for defined projects and specialized training. In recent years, annual maintenance service revenue has accounted for roughly fourteen to twenty-one percent of our total revenue. Maintenance support services are provided under separate contracts with our product customers. These contracts generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Customers may select levels of support and response times, ranging from next business day parts only to 24 x 7 coverage with two-hour response.

Our Markets

Our systems are installed at more than 100 sites around the world. Our target markets for our products designed for the supercomputer market segment are:

Scientific Research.    Scientific research includes governmental research laboratories and research universities around the world. The Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are target customers for us. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration and related agencies around the world.

National Security.    Classified work in U.S. government agencies has represented an important customer market for us over many years. Certain U.S. governmental departments also continue to provide funding support for our research and development efforts to meet their objectives. Current and target customers for our products include a number of Department of Defense-related classified customers, the National Nuclear Security Administration of the Department of Energy and certain foreign counterparts.

Defense.    The U.S. government and defense segment has wide ranging needs for HPC systems that in some ways are unique and in other ways are similar to market segments such as life sciences. HPC systems can assist in the development of defense technologies, equipment and secure communications infrastructure, as well as in the identification and analysis of military intelligence. Intelligence supports real-time development of defense strategy and decision making, while technology advancements are necessary to maintain military advantages and deterrents.

Earth Sciences.    Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing capabilities increasingly critical. We have a number of customers running weather and climate applications, including customers in Korea, Brazil, Switzerland, Denmark, Finland, India, Spain and the United States.

Life Sciences.    The life sciences industry has evolved dramatically over the past decade, and the simulations used today test the limits of HPC systems. In the life sciences, HPC methods cover a vast area that includes modular and quantum mechanics and dynamics, quantitative structure-activity relationship models, genomic assembly and comparison, whole cell process simulations, and medical imaging, just to name a few. HPC computing systems in this market utilize a mix of high capability and high throughput technologies.

Energy.    Supercomputing in the energy sector is driven largely by research by and for oil and gas exploration and processing. The simulation methods used are both CPU and GPU compute intensive and often require fast networks. We currently have customers utilizing both Cray XE6 and Cray XK6 systems and we are targeting this segment for future products.

Computer-Aided Engineering.    Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around vehicles, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have customers in the aerospace, automotive, life sciences and manufacturing industries around the world.

Data Analytics.    The ability to perform data analytics in enormous volumes of data, or “big data” analytics, has become an important driver to the success of both business and academic research. A change in the analytics industry is occurring, from the generation of reports about historical transactions, to the ability to assess what is happening in real time and to make useful, actionable predictions. Data analytics is a new market for us, but one that plays well to our core strengths, namely the ability to process vast amounts of data at very high speeds and to make predictions. We are in early implementations of our solutions with various research, governmental and life sciences organizations.

Agencies of the U.S. government or customers serving the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 54% of our revenue in 2011, 62% of our 2010 revenue, and 72% of our 2009 revenue. Significant customers with over 10% of our annual revenue, including those funded by the U.S. Government, were the High Performance Computing Center Stuttgart and the National Energy Research Scientific Computing Center in 2011, the Korean Meteorological Administration and Los Alamos National Laboratory in 2010, and Oak Ridge National Laboratory and the University of Tennessee in 2009. International customers accounted for 35% of our total revenue in 2011, 34% of our total revenue in 2010, and 24% of our total revenue in 2009.

We have three operating segments for financial reporting purposes. Segment information and related disclosures are set forth in Note 14 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Sales and Marketing

We focus our sales and marketing activities on government agencies, academic institutions and commercial entities that purchase HPC systems and storage. We sell our high-end products and custom engineered solutions primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, Europe, Japan and Asia-Pacific. We serve smaller vertical and remote markets through sales representatives. About half of our sales force is located in the United States and Canada, with the remainder overseas.

A formal request-for-proposal process for HPC systems or technology drives a majority of our high-end systems sales and custom engineering engagements. We utilize pre-sales technical experts to develop technical proposals that meet the customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products or service being proposed. For a majority of our larger sales opportunities, the proposal process, including establishing system size, options, pricing and other commitments, involves a number of resources outside of our sales organization. While we often tailor our supercomputer solutions for each customer, especially so in our custom engineering engagements, there is substantial commonality in the underlying components and systems, allowing us to leverage manufacturing and supply chain operations.

As government agencies and government-funded scientific research institutions comprise a large portion of our customer base, our government programs efforts are an integral part of our overall strategy. Our government programs personnel actively manage our relationship with U.S. government agencies and Congress.

Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader set of prospects for our HPC business and each of our new business initiatives. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and marketing campaigns. Business development focuses on providing products and services to specific customer sets, such as earth sciences, computer-aided engineering, life sciences and energy.

Our Technology

We focus our research and development activities on designing system architecture, hardware and software necessary to implement our product roadmap.

Architecture

Massively parallel processing, or MPP, architectures typically link up to tens of thousands of commodity processors and their memory systems. These systems are best suited for large computing problems that can be segmented into many parts and distributed across a large number of processors. The performance of these systems depends in large part on the synchronization and communication capabilities of the inter-processor interconnects. The Cray XE family of supercomputer systems is based on this architecture.

We have world-class expertise in developing highly scalable, high-performance multiprocessor interconnects. Our interconnects are designed to scale effectively to very large numbers of processors under heavy communication loads, providing lower latency and less performance variability than commodity networks do. Our network roadmap includes support for globally addressable memory, highly efficient synchronization primitives and very high transaction rates.

We have processor design expertise, with a strong understanding of how processors interact with compilers and networks for HPC applications. This allows us to better consult with processor vendors on future product designs, as well as design custom multithreaded processors for our future “big data” analytics solution. Multithreading is designed to provide latency tolerance by supporting a large number of executable threads per processor and quickly switching to another thread when a thread waits for data to be computed or to return from global shared memory. These systems are particularly effective for access to large irregular data sets and graph-based algorithms. Our future “big data” analytics solution is based on this technology.

Hardware

We have extensive experience in designing hardware components of HPC systems, including integrated circuits, memory controllers, interconnect systems, I/O subsystems and cooling, power, and packaging infrastructures, and integrating them into a single system. Our hardware research and development experience includes:

•

High-speed interconnect.    We design high speed and high bandwidth interconnect systems using a combination of custom I/O circuits, high-density connectors, carefully chosen transmission media and highly optimized logic;

•

Packaging and cooling.    We use very dense packaging in order to produce systems with high processing capabilities and complementary bandwidth. This packaging generates more heat per unit volume than standard packaging. We use specialized cooling techniques to address this issue, including liquid cooling and high volume air cooling; and

•

Integrated circuit design.    We have designed custom and standard cell integrated circuits, including vector and multithreaded processors. Our processors and other integrated circuits have special features that let them use highly available memory bandwidth efficiently.

Software

We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system as well as programming environment software as an integral aspect of our scalable HPC systems and distribute that software as part of system sales. We are transitioning to a common system software and a common programming environment across all of our platforms, an important aspect of our Adaptive Supercomputing vision. Our software research and development experience includes: operating systems; provision of scalable hardware control RAS infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics; and programming environments, including our own and commercially available compilers, libraries and tools.

We purchase or license software technologies from third parties when necessary to provide appropriate support to our customers, while focusing our own resources where we believe we add the highest value. We have not marketed or sold application programs separate from our systems.

For information relating to amounts spent on research and development, see Note 15 — Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Manufacturing and Supply Chain

We subcontract the manufacture of a majority of the hardware components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities and to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies and provide a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin. We work closely with an original equipment manufacturer to provide integrated and tested Cray Sonexion storage products.

Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from AMD and NVIDIA for our Cray XE and XK systems and from Taiwan Semiconductor Manufacturing Company for our Cray future “big data” analytics solution and Gemini interconnect chip. In the near future we will incorporate processors from Intel. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components in 2011 and in previous years.

Competition

The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, Hewlett-Packard, NEC, Hitachi, Fujitsu, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater total research, engineering, manufacturing, marketing and financial resources than we do.

We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM builds systems leveraging third-party processors as well as its own processors. These competitors include the previously named companies and Dell Computer as well as smaller companies that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on larger problems lacking complexity. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us in certain procurements.

To the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities than the processors we use from AMD, our Cray XE and Cray XK systems may be at a competitive disadvantage to systems utilizing such other processors. We expect to help mitigate this risk in the future when we begin to also provide Intel processors across our range of products, including in our “Cascade” systems.

For our products designed for the supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, performance per unit of power, quality, reliability, upgradeability, service and support, corporate reputation, brand image and account relationships. Our market approach is more focused than many of our competitors, as we concentrate on high-end supercomputing with products designed for the needs of this specific market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the upper-end of the supercomputer market segment. Our systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.

The competitive landscape in the “big data” market is similar to that of our high-end supercomputer systems (by company), though the majority of competition stems from vendors that offer large shared memory systems, like Silicon Graphics International, or commodity cluster systems with specialized software for data analytics. Also in the competitive field are business intelligence vendors such as Teradata, Oracle, EMC, Lexis-Nexis and IBM (Netezza). The market for knowledge discovery from “big data” is nascent and fragmented as no dominant applications have yet emerged and so custom and open source software approaches are generally used, such as Hadoop/MapReduce. We expect to compete primarily on the basis of product performance, ease of use, scalability and total cost of ownership. We believe our offerings can compete effectively on these factors and that our market approach is more focused than our competition, as we develop technologies specifically for complex analysis of large scale data.

Our storage products compete with a number of manufacturers and integrators of parallel storage solutions including IBM with its GPFS parallel filesystem and with Data Direct Network, NetApp, Terascala and others. The parallel storage and filesystem market is currently fragmented with a number of competing providers in the HPC marketplace. We believe our offerings have an advantage against our competition when the prospective target market has overlap with our system target market due to our experience, engineering know-how and reputation in high-performance computing.

The market for our technology in custom engineering is competitive. Competition typically occurs at the design stage of a prospective customer’s proposed product or need, where the customer evaluates alternative technologies and design approaches. A design win provides an initial engagement, and while it often leads to a long-term multi-phase engagement of development, manufacturing and support, there is no guarantee of the subsequent phases. The principal competitive factors in our market are product performance, reputation, ability to execute on time, price and integration and support services. Our competitive strengths include innovative engineering, deep knowledge of relevant technologies, a reputation for quality, and our ability to respond to varied customer requirements. There are a limited number of competitors with which we compete but most of them are much larger and thus have greater resources than we do. We compete primarily with defense contractors, such as General Dynamics, Lockheed Martin and Northrop Grumman and selected systems vendors such as IBM and Hewlett-Packard. Like us, these competitors have long-standing customer relationships and government program insights, but given their size, their reach and breadth of services are much greater.

Intellectual Property

We attempt to protect our trade secrets and other proprietary rights through formal agreements with our employees, customers, suppliers and consultants, and through patent protection. Although we intend to protect our rights vigorously, there can be no assurance that our contractual and other security arrangements will be successful.

Our general policy is to seek patent protection for those inventions and improvements that give us a competitive advantage and are likely to be incorporated into our products and services. We have a number of patents and pending patent applications relating to our hardware and software technologies. While we believe our patents and applications have value, no single patent or group of patents is in itself essential to us as a whole or to any of our key products. Any of our proprietary rights could be challenged, invalidated or circumvented and may not provide significant competitive advantage.

We have licensed certain patents and other intellectual property from Silicon Graphics International. We obtained our initial license to these patents and intellectual property as a result of our acquisition of the Cray Research operations from Silicon Graphics, Inc. These licenses contain restrictions on our use of the underlying technology, generally limiting the use to historic Cray products. We have also entered into cross-license arrangements with other companies involved in the HPC industry.

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

Employees

As of December 31, 2011, we had 860 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Investors — Corporate Governance.”

Item 1A.    Risk Factors

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Our operating results fluctuate significantly and we may not achieve profitability in any given period.    Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, not achieving customer acceptances of installed systems, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding (such as from our DARPA, High Productivity Computing Systems, or HPCS program) can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.

Although we recorded positive net income in 2010 and 2011, we have historically experienced net losses and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million and a net loss of $0.6 million in 2009. Net income in 2011 benefited from the partial reduction of the valuation allowance held against our U.S. deferred tax assets of $13.9 million and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary of $0.8 million.

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•

successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XK6 systems, including the systems delivered or to be delivered to the Department of Energy’s Oak Ridge National Laboratory and the University of Illinois’ National Center for Supercomputing Applications;

•

the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of significant system sales and resulting potential acceptances in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•

revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•

our ability to successfully and timely design, integrate and secure competitive processors for our Cray XE6 and Cray XK6 systems and upgrades and successors systems, including for the planned upgrade to our current Cray XK6 system that will be based on the NVIDIA “Kepler” GPUs;

•	our ability to secure orders for our Cray XE6/Cray XE6m and Cray XK6/Cray XK6m systems as well as upgrades and successor systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData division and storage & data management business;

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

•

the timing and level of government funding for product acquisitions and research and development contracts, which may be adversely affected by the current economic and fiscal uncertainties and increased governmental budgetary limitations;

•	the introduction or announcement of competitive or key industry supplier products;

•	price fluctuations in the commodity electronics, processor and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•

currency fluctuations, international conflicts or economic crises, including the ongoing macroeconomic challenges in the United States and the debt crisis in certain countries in the European Union; and

•	the receipt and timing of necessary export licenses.

Because of the numerous factors affecting our revenue and results of operations, we may not have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in component availability, product development, receipt of orders, level and timing of approved government fiscal budgets, product acceptances, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2012 and in future years.

If we are unable to complete and obtain acceptance on the final DARPA milestones when or as expected or at all, our net research and development expenditures would increase significantly and our operating results would be adversely affected.    The DARPA HPCS program calls for the delivery of prototype systems in late 2012, and currently provides for a contribution by DARPA to us of up to $180 million assuming we meet certain milestones, $158 million of which we had already earned as of December 31, 2011, leaving $22 million to be earned through three milestones. In February of 2010, the total possible contribution from DARPA over the term of the HPCS program was reduced from $250 million to $190 million and, in October 2011, it was further reduced to $180 million. If the completion of any remaining development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated, our cash flows and expenses would be adversely impacted. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, a delay in the timing of milestones or a decision to terminate the program before completion.

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our YarcData division and storage & data management business, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected.    Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on data analytics and storage & data management opportunities originally developed from our Custom Engineering business and selling our Cray XE6m and Cray XK6m systems into the mid-sized supercomputing segment. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. The Cray XE6m, Cray XK6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as in relatively new commercial market segments. These data analytics and storage & data management opportunities and our Cray XE6m/Cray XK6m (and successor systems) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected.    Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2009, 2010 and 2011, approximately 72%, 62% and 54% respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty, the downgrading of U.S. government debt, the political climate in a U.S. presidential election year focusing on cutting or limiting budgets and their effect on government budgets, the effects of the potential Congressional failure or success in addressing, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects.    We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•

If a supplier does not provide components that meet our specifications in sufficient quantities on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during the fourth quarter of 2011 and adversely affected our efforts to complete the acceptance process on the Cray XK6 upgrade at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011;

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

•

If a supplier of a component is subject to a claim that the component infringes a third-party’s intellectual property rights, as has happened with one of our suppliers, our ability to obtain necessary components could be adversely affected or our cost to obtain such components could increase significantly;

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

•

As a result of the unprecedented flooding in Thailand in 2011 and the impact the flooding had on the suppliers of hard disk drives, we may have difficulty obtaining the quantity of hard disk drives required to satisfy the production and sales of our systems;

•

If a supplier provides us with hardware or software that contains bugs or other errors or is different from what we expected, as is occurring with a key component, our development projects and production systems may be adversely affected through reduced performance or capabilities, additional design testing and verification efforts, re-spins of integrated circuits and/or development of replacement components, and the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements or result in penalties;

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

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XE6 and Cray XE6m systems are based on certain AMD Opteron processors. Delays in the availability of certain acceptable reliable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, including in 2011, and could adversely affect future results. In particular, planned upgrades to and variants of our Cray XK6 and Cray XK6m systems are dependent upon the NVIDIA “Kepler” graphics processors. If we are unable to obtain adequate quantities of this processor when needed or meet the anticipated specifications our revenue in 2012 and in subsequent periods would be adversely affected.

If we are unable to secure additional government research and development funding, our desired strategy would be adversely affected and our ability to conduct research and development would decrease.    The significant government research and development funding we receive from the DARPA HPCS program is scheduled to end in 2012. If we are unable to secure sufficient additional government research and development funding beyond 2012, in particular funding targeted for “exascale” computing initiatives, or similar next-generation technology development government initiatives, our desired strategy would be adversely affected and our ability to continue research and development efforts on next-generation systems would decrease.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful.    The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m, Cray XK6 and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013.

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

If we are unable to successfully sell and deliver our Cray XE6 and the Cray XK6 systems and develop, sell and deliver successor systems, such as our “Cascade” system, our operating results will be adversely affected.    We expect that a substantial portion of our revenue in the foreseeable future will come from sales and deliveries of Cray XE6 and successor systems, such as our “Cascade” system, and systems including integration of GPU “accelerators,” such as with the Cray XK6 systems, or future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6, Cray XK6 and successor systems, such as our “Cascade” system, must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of Cray XE6, Cray XK6 and successor systems, such as our “Cascade” system.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•

The level of product differentiation in our Cray XE6, Cray XK6 and successor systems, such as our “Cascade” system. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large, established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems.

•

Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with our Cray XE6 and Cray XK6 systems and is occurring for subsequent systems.

•

Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit, as has happened in the past.

•

Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced, such as our “Cascade” system, or they believe will be available in the future.

Failure to successfully sell our Cray XE6 and Cray XK6 systems and develop and sell upgrades and successor systems, such as our “Cascade” system, into the high-end of the HPC market will adversely affect our operating results.

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

The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results.    The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in, the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking and other components. These systems may offer higher theoretical peak performance for equivalent cost than equivalent Cray systems, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end HPC or supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements, even at times in larger procurements, and this pricing pressure may cause us to reduce our pricing in order to remain competitive which can negatively impact our gross margins and adversely affect our operating results.

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years.    We continue to develop successor systems to the Cray XE6 and Cray XK6 systems, such as our “Cascade” system, and expect to incorporate Intel technologies into our products as part of our DARPA HPCS program and our “Cascade” systems. We are also planning to continue to incorporate GPU “accelerators” into our supercomputer systems, such as with the Cray XK6 systems. The incorporation of GPUs and future many-core processors into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

These development efforts are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations.    In 2009, 2010 and 2011, 72%, 62% and 54% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

The funding of U.S. government programs is subject to congressional appropriations.    Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually. Changes in U.S. strategy and priorities, particularly in this U.S. Presidential election year, may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. The termination of funding for existing or new U.S. government programs could result in a material adverse effect on our results of operations and financial condition.

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

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan.    Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. For example, during the third quarter of 2011 our Chief Technology Officer resigned to join another company in our industry. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough and current employees who have significant options with exercise prices significantly above current market values for our common stock may seek other employment. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

We may infringe or be subject to claims that we infringe the intellectual property rights of others.    Third parties in the past have asserted, and may in the future assert intellectual property infringement claims against us. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using, or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; or

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms.

Regardless of the merits, any intellectual property infringement claim would require management attention and could be expensive to defend.

We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third-party software products or defects in these products could reduce the demand for our products or cause delay in development.    The operating system as well as other software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our supercomputer systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	62,200

We own 179,200 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.

We lease a total of 8,594 square feet of office space, primarily for hardware development, in Austin, Texas. We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 6,200 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 12,600 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2012.

Item 3.    Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Dividend Policy

Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On February 15, 2012, we had 36,778,889 shares of common stock outstanding that were held by 355 holders of record.

The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2011:
First Quarter	$8.38	$6.14
Second Quarter	$6.87	$5.83
Third Quarter	$6.52	$4.97
Fourth Quarter	$6.85	$4.96
Year Ended December 31, 2010:
First Quarter	$6.85	$4.52
Second Quarter	$7.45	$4.51
Third Quarter	$6.90	$4.95
Fourth Quarter	$7.70	$5.39

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	2,913,857	$6.40	2,476,528
Equity compensation plans not approved by shareholders(2)	504,063	$5.61	—

Total	3,417,920	$6.28	2,476,528

(1)	The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans and our 2001 employee stock purchase plan (including as amended); the 1995 and 1999 stock option plans have terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Under the 2004, 2006 and 2009 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2011, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 2,476,528 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 1,341,792 shares were available for such awards.

(2)	The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. At December 31, 2011, under the 2000 non-executive employee stock plan we had options for 474,973 shares outstanding.

On April 1, 2004, in connection with the acquisition of OctigaBay Systems Corporation, subsequently renamed Cray Canada Inc., we assumed that company’s key employee stock option plan, including existing options. Options could be granted to Cray Canada employees, directors and consultants. Otherwise the Cray Canada key employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 8, 2006, the Cray Canada plan was terminated, which ended future grants but did not affect then outstanding options. Under the Cray Canada key employee stock option plan, we had 29,090 options outstanding as of December 31, 2011.

We had no warrants outstanding as of December 31, 2011.

Unregistered Sales of Securities

We had no unregistered sales of our securities in 2011 not previously reported.

Issuer Repurchases

We did not repurchase any of our common stock in 2011.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.

The graph assumes that a shareholder invested $100 in our common stock on December 31, 2006, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ

COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2011

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cray Inc.	100.0	50.4	17.5	54.0	60.4	54.5
Nasdaq Stock Market (U.S.)	100.0	108.5	52.3	75.1	89.2	113.8
Nasdaq Computer Manufacturer Stocks	100.0	146.3	61.5	135.0	192.6	226.0

Item 6.    Selected Consolidated Financial Data

The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for per share data)
Operating Data:
Product revenue	$155,561	$239,085	$199,114	$218,970	$133,455
Service revenue	80,485	80,303	84,933	63,883	52,698

Total revenue	236,046	319,388	284,047	282,853	186,153

Cost of product revenue	101,000	155,027	130,444	133,715	89,475
Cost of service revenue	40,680	54,404	47,719	38,062	31,247

Total cost of revenue	141,680	209,431	178,163	171,777	120,722

Gross profit	94,366	109,957	105,884	111,076	65,431

Research and development, net	49,452	43,618	62,947	51,775	37,883
Sales and marketing	26,134	31,085	26,601	24,988	22,137
General and administrative	15,840	17,767	16,579	16,742	14,956
Restructuring, severance and impairment	1,783	—	—	54,450	(48)

Operating expenses	93,209	92,470	106,127	147,955	74,928

Income (loss) from operations	1,157	17,487	(243)	(36,879)	(9,497)
Other income (expense), net	(989)	(766)	(430)	588	1,112
Interest income (expense), net	(33)	219	(805)	(4,068)	(1,076)

Income (loss) before income taxes	135	16,940	(1,478)	(40,359)	(9,461)
(Provision) benefit for income taxes	14,194	(1,878)	874	(387)	(1,174)

Net income (loss)	$14,329	$15,062	$(604)	$(40,746)	$(10,635)

Net income (loss) per common share:
Basic	$0.41	$0.44	$(0.02)	$(1.25)	$(0.33)

Diluted	$0.40	$0.43	$(0.02)	$(1.25)	$(0.33)

Weighted average outstanding shares:
Basic	35,122	34,313	33,559	32,573	31,892

Diluted	36,072	35,278	33,559	32,573	31,892

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(3,823)	$(49,164)	$66,684	$(45,507)	$38,650
Investing activities	(4,779)	500	(7,682)	46,207	(35,426)
Financing activities	1,462	933	(27,209)	(47,196)	1,695
Depreciation and amortization	8,601	9,431	8,454	10,232	13,359
Purchases of property and equipment	4,916	3,736	7,581	4,430	2,768
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$54,187	$61,295	$113,178	$80,414	$179,121
Working capital	137,733	125,377	98,759	114,179	150,839
Total assets	283,099	260,628	223,660	313,861	355,648
Convertible notes, net of discount, current	—	—	—	25,681	—
Convertible notes, net of discount, non-current	—	—	—	—	68,330
Shareholders’ equity	166,814	145,821	124,163	120,205	159,618

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

Overview and Executive Summary

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide storage solutions and engineering services related to HPC systems and solutions to our customers, which include government agencies, academic institutions and commercial entities. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering, commercial and national security computing problems. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market in areas where we can leverage our experience and technology, such as in storage & data management, “big data” analytics, midrange HPC systems and custom engineered solutions.

Summary of 2011 Results

Revenue decreased by $83.3 million in 2011 compared to 2010 to $236.0 million. Product revenue decreased by $83.5 million and service revenue increased by $0.2 million. The decrease in product revenue was principally the result of our inability to complete the acceptance process of the Cray XK6 upgrade at Oak Ridge National Laboratory due to supply issues related to a key component, which resulted in a delay in the recognition of the associated revenue. As our revenue is driven by relatively few, large transactions, significant variability in annual and quarterly results is expected. If the Oak Ridge National Laboratory acceptance had not been delayed, our 2011 revenue would have been approximately $65 million higher and the decreases in revenue and product revenue would have been less pronounced. Additionally, product revenue from sales of our external storage systems was lower in 2011. Gross profit margin from services was higher in 2011 compared to 2010 on approximately the same revenue. The higher service gross profit margin was partially attributable to higher margins on maintenance services due to an increased number of systems in the field with low associated variable costs. Also contributing to the increase in service gross profit margin was an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011, where the associated costs were recorded in prior periods, as revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured.

We recorded income from operations of $1.2 million in 2011 compared to income from operations of $17.5 million in 2010. Total gross profit decreased $15.6 million in 2011 from 2010 due to lower product revenue. This was partially offset by higher gross profit on service revenue. Operating expenses increased $0.7 million principally due to lower reimbursements for research and development from our DARPA HPCS Phase III program, which was largely offset by lower incentive compensation expense and outside services expense. Incentive compensation costs are principally driven by pre-bonus operating income and, to a lesser extent, product revenue.

Net income decreased from $15.1 million in 2010 to $14.3 million in 2011. Net income in 2011 includes $14.7 million ($.41 per diluted share) attributable to a partial reduction of the valuation allowance held against our U.S. deferred tax assets and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary.

Net cash used in operations during 2011 was $3.8 million, as compared to net cash used in operations of $49.2 million in 2010. The decrease in net cash used in operations was principally due to higher collections from customers, partially offset by higher inventory levels on hand at the end of 2011.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including increased usage of many-core processors and growing experimentation with accelerators, as the rate of per-core performance increases slows; and

•	Data needs growing faster than computational needs.

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

In the markets for the largest systems, those costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size – and in areas where we can leverage our core expertize in other markets. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage & data management, “big data” analytics, midrange HPC systems and custom engineered solutions.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XE and Cray XK families and our longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts on certain new initiatives such as storage & data management, “big data” analytics, midrange HPC systems and custom engineered solutions. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin.    Our product gross profit margin was 35% in 2010 and 2011. Service gross profit margin increased from 32% in 2010 to 49% in 2011. The increase in service gross profit margin is due to higher margins from our maintenance services due to an increased number of systems in the field with low associated variable costs and an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011 where revenue was recognized on the cash basis, where the associated costs were recorded in prior periods, as our ability to collect payment was not reasonably assured. The increase in our service gross margin drove the increase in our total gross profit margin from 34% in 2010 to 40% in 2011.

Operating expenses.    Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services, and incentive compensation. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas.

Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Cash receipts often lag customer acceptances and, because we had a number of large customer acceptances in the fourth quarter of 2011, we anticipate significant cash receipts in the first quarter of 2012.

Results of Operations

Revenue and Gross Profit

Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2011	2010	2009
Product revenue	$155,561	$239,085	$199,114
Less: Cost of product revenue	101,000	155,027	130,444

Product gross profit	$54,561	$84,058	$68,670

Product gross profit percentage	35%	35%	34%
Service revenue	$80,485	$80,303	$84,933
Less: Cost of service revenue	40,680	54,404	47,719

Service gross profit	$39,805	$25,899	$37,214

Service gross profit percentage	49%	32%	44%
Total revenue	$236,046	$319,388	$284,047
Less: Total cost of revenue	141,680	209,431	178,163

Total gross profit	$94,366	$109,957	$105,884

Total gross profit percentage	40%	34%	37%

Product Revenue

Product revenue in 2011 decreased $83.5 million, or 35%, over 2010 principally due to our inability to complete the acceptance process of the Cray XK6 upgrade at Oak Ridge National Laboratory in 2011, which resulted in a delay in the recognition of the associated revenue. Additionally, revenue from sales of our external storage systems was lower in 2011 as fewer customers implemented large storage systems during the year.

Product revenue in 2010 increased $40.0 million, or 20%, over 2009 due primarily to the release of the Cray XE6 system and higher external storage sales as part of our data management practice.

Service Revenue

Service revenue for 2011 increased $0.2 million from 2010. Lower revenues on certain Custom Engineering projects were offset by a $6.3 million increase in revenue from our Maintenance and Support group due to an increased number of systems in the field. Custom Engineering service revenue in 2011 included an additional $6.2 million in revenue recorded on a contract in 2011 where revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured.

Service revenue for 2010 decreased $4.6 million, or 5%, from 2009 primarily due to our inability to record revenue on a Custom Engineering contract in 2010 for services that were performed but where not all revenue recognition criteria had been met.

Cost of Product Revenue and Product Gross Profit

Cost of product revenue for 2011 decreased by $54.0 million compared to 2010 driven by lower product revenue. Product gross profit percentage in 2011 was unchanged from the gross profit percentage in 2010 of 35%. Lower component costs, principally memory, contributed to maintaining product gross margin levels in 2011. This was partially offset by penalties incurred on 2011 product acceptances resulting from delays in the availability of a key component.

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

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $13.7 million and service gross profit margin increased by 17 percentage points to 49% in 2011 compared to 2010. The increase in service gross profit margin was due to increases in revenue from our Maintenance and Support group from the large systems that were accepted in the fourth quarter of 2010 with a minimal increase in costs and an additional $6.2 million in revenue in 2011 recorded on a Custom Engineering contract where revenue was being recorded on a cash basis, where the associated costs were recorded in prior periods, as the Company’s ability to collect payment was not reasonably assured. The Company’s workforce reductions in March 2011 and other cost reduction actions also contributed to an increase in service gross profit for 2011.

Service gross profit percentage declined 12 percentage points and cost of service revenue increased $6.7 million in 2010 as compared to 2009. Custom Engineering service revenue was negatively impacted by the transition of certain projects from development (service revenue) to production (product revenue). In addition, revenue was not recognized on a contract in 2010 for services that were performed but where not all revenue recognition criteria had been met, while related project costs were expensed in 2010.

Operating Expenses

Research and Development

Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	2011	2010	2009
Gross research and development expenses	$76,993	$82,525	$91,874
Less: Amounts included in cost of revenue	(410)	(79)	(1,789)
Less: Reimbursed research and development (excludes amounts in revenue)	(27,131)	(38,828)	(27,138)

Net research and development expenses	$49,452	$43,618	$62,947

Percentage of total revenue	21%	14%	22%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted expenses.

In February 2010 and again in October 2011, we amended the Phase III agreement with DARPA. As with the previous contract, we expect to receive reimbursement after the achievement of a series of predefined milestones culminating in the delivery of a prototype system. Consistent with the changes, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised to $180.0 million from $190 million. As of December 31, 2011, we had earned and received $158.0 million of reimbursement under the DARPA Phase III agreement, leaving $22 million to be earned and received. We expect to earn and receive the remaining $22 million in 2012.

In 2011, gross research and development expenses decreased $5.5 million from 2010 levels primarily due to decreased incentive based compensation expense and lower third-party service expenses, partially offset by higher salary expense resulting from higher headcount. Reimbursed research and development decreased $11.7 million in 2011 compared to 2010 due to $12.5 million less in reimbursements recognized in connection with our DARPA HPCS Phase III project as we passed two milestones in 2011 compared to three milestones in 2010.

In 2010, gross research and development expenses decreased $9.3 million from 2009 primarily due to lower spending on the DARPA HPCS Phase III project, as a result of lower third-party costs, primarily related to a modification in the DARPA contract, which was partially offset by higher incentive-based compensation expenses. Reimbursed research and development increased by $11.7 million in 2010 compared to 2009 due to higher DARPA HPCS Phase III reimbursements as we passed three milestones in 2010 compared to passing two milestones in 2009.

Other Operating Expenses

Our sales and marketing and general and administrative expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2011	2010	2009
Sales and marketing	$26,134	$31,085	$26,601
Percentage of total revenue	11%	10%	9%
General and administrative	$15,840	$17,767	$16,579
Percentage of total revenue	7%	6%	6%
Restructuring	$1,783	—	—
Percentage of total revenue	1%	—	—

Sales and Marketing.    The $5.0 million decrease in sales and marketing expenses in 2011 compared to 2010 was due principally to lower incentive-based compensation and lower commissions.

The $4.5 million increase in sales and marketing expenses in 2010 compared to 2009 was due principally to $1.0 million in higher commissions on higher revenues, increased headcount in strategic initiatives and higher other incentive-based compensation.

General and Administrative.    The $1.9 million decrease in general and administrative expenses in 2011 compared to 2010 was primarily due to lower incentive-based compensation and lower salary expense due to lower headcount.

The $1.2 million increase in general and administrative expenses in 2010 compared to 2009 was primarily due to higher incentive-based compensation.

Restructuring.    Restructuring expenses in 2011 were primarily due to the elimination of positions in our workforce rebalancing announced in March 2011.

Other Expense, Net

We recorded $1.0 million and $0.8 million of net other expense for the years ended December 31, 2011 and 2010, respectively, principally due to foreign exchange transaction losses. For the year ended December 31, 2009, we recognized $0.4 million of net other expense due principally to foreign exchange transaction gains offset by a $0.9 million loss on the repurchase of $27.6 million principal amount of our 3.0% Convertible Senior Subordinated Notes due in 2024 (“Notes”).

Interest Income (Expense), Net

Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest income	$229	$485	$477
Interest expense	(262)	(266)	(1,282)

Net interest income (expense)	$(33)	$219	$(805)

Interest income in 2011 decreased as compared to 2010 due to lower average invested balances and lower short-term interest rates. Interest income in 2010 was consistent with interest income in 2009. The higher interest expense in 2009 compared to 2011 and 2010 resulted from outstanding convertible debt that was fully repurchased in late 2009.

Taxes

We recorded an income tax benefit of $14.2 million in 2011, income tax expense of $1.9 million in 2010, and an income tax benefit of $0.9 million in 2009.

An income tax benefit, in the amount of $14.7 million ($.41 per diluted share), was recorded in 2011 as a result of the partial reduction of the valuation allowance held against the Company’s U.S. deferred tax assets, as well as to a much lesser extent the complete reduction of the valuation allowance held against the deferred tax assets of the Company’s German subsidiary. The foregoing tax benefit was partially offset by income taxes due in the U.S. and certain foreign jurisdictions. Income tax expense recorded in 2010 related primarily to higher pre-tax earnings. The income tax benefit recorded in 2009 related primarily to the partial reduction of the valuation allowance held against the deferred tax assets of our Japanese subsidiary and a $0.7 million benefit recorded as a result of tax legislation that enabled a corporation to recover certain previously generated U.S. income tax credits, offset somewhat by income taxes due in the U.S. and various foreign jurisdictions.

The partial reduction of the valuation allowance held against the Company’s U.S. deferred tax assets and the complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary was based upon an evaluation of all available positive and negative evidence. We consider our actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of December 31, 2011 we have generated cumulative pre-tax income in recent years. In addition to our cumulative income position, our assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends, as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which we operate. Included in our forecast was the impact of two unusually large contracts that were finalized during the fourth quarter of 2011; namely a $188.0 million contract with the University of Illinois National Center for Supercomputing Applications and a $97.0 million contract with the Department of Energy’s Oak Ridge National Laboratory.

Our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance will be reviewed quarterly and could change in future periods depending on our future assessment of all available evidence in support of the likelihood of realization of our deferred tax assets.

As of December 31, 2011, we had federal income tax net operating loss carryforwards of approximately $215.9 million that will expire between 2019 through 2031, if not utilized.

Liquidity and Capital Resources

We generate cash from operations predominantly from the sale of high performance computer systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. The material changes in certain of our balance sheet accounts were due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.

Inventory increased from $49.2 million at December 31, 2010 to $97.9 million at December 31, 2011 as certain systems and system upgrades had been delivered to customer sites but had not completed the acceptance process as of December 31, 2011. Partially offsetting these impacts on our liquidity position has been a decrease in accounts and other receivables from $106.3 million at December 31, 2010 to $72.4 million at December 31, 2011 as we received a higher number of customer acceptances in the fourth quarter of 2010 than 2011. The final payments for these systems are not due until early in the following year.

In early 2012 we anticipate that our cash position will improve, at least in part, as we collect payment for the receivables related to significant system acceptances in late fourth quarter 2011 and in the first part of 2012.

Cash and cash equivalents and restricted cash totaled $54.2 million at December 31, 2011 compared to $61.3 million at December 31, 2010. As of December 31, 2011, we had working capital of $137.7 million compared to $125.4 million as of December 31, 2010.

Cash flow information for the years ended December 31 included the following (in thousands):

	2011	2010	2009
Operating Activities	$(3,823)	$(49,164)	$66,684
Investing Activities	(4,779)	500	(7,682)
Financing Activities	1,462	933	(27,209)

Operating Activities.    Net cash used in operating activities was $3.8 million and $49.2 million in 2011 and 2010, respectively. Net cash provided by operating activities was $66.7 million in 2009. For the year ended December 31, 2011, cash used in operating activities was principally the result of a significant increase in inventory partially offset by a decrease in accounts receivable. For the year ended December 31, 2010, cash used by operating activities was principally the result of a large increase in accounts receivable due to final billings related to fourth quarter acceptances due in early 2011. For the year ended December 31, 2009, cash provided by operating activities was principally the result of significant decreases in accounts receivable and inventory.

Investing Activities.    Net cash used in investing activities was $4.8 million in 2011. Net cash provided by investing activities was $0.5 million in 2010. Net cash used in investing activities was $7.7 million in 2009. For the year ended December 31, 2011, net cash used in investing activities was principally the result of purchases of property and equipment. For the year ended December 31, 2010, net cash provided by investing activities was a result of the sale of $3.0 million in short-term investments and a $1.2 million decrease in restricted cash, offset by property and equipment purchases of $3.7 million. For the year ended December 31, 2009, net cash used in investing activities was principally the result of purchases of property and equipment.

Financing Activities.    Net cash provided by financing activities was $1.5 million in 2011. Net cash provided by financing activities was $0.9 million in 2010. Net cash used in financing activities was $27.2 million in 2009. For the years ended December 31, 2011 and 2010, net cash provided by financing activities was due primarily to proceeds from stock option exercises and stock purchases from our employee stock purchase plan. For the year ended December 31, 2009, net cash used in financing activities was due primarily to $27.3 million of cash paid to repurchase our Notes. As of December 31, 2009, there was no outstanding balance on our Notes.

Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, outside engineering expenses, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$4,856	$4,533	$323	$—	$—
Operating leases	26,509	4,375	8,049	7,434	6,651

Total contractual cash obligations	$31,365	$8,908	$8,372	$7,434	$6,651

We have a line of credit with Wells Fargo Bank, National Association of $3.5 million which has a maturity date of June 1, 2012. In September 2010, we entered into a secured line of credit with Silicon Valley Bank in the amount of $25.0 million. The first $15.0 million is available at any time and the additional $10.0 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. We made no draws in 2011 nor are there any outstanding borrowings on these lines of credit as of December 31, 2011.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2011, we incurred $4.7 million for such arrangements.

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

The adequacy of our cash resources is dependent on the amount and timing of government funding as well as our ability to sell our products with adequate gross profit. Beyond the next twelve months, the adequacy of our cash resources will largely depend on our success in achieving profitable operations and positive operating cash flows on a sustained basis.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

Multiple-Element Arrangements.    We commonly enter into revenue arrangements that include multiple deliverables of our product and service offerings due to the needs of our customers. Product may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. We consider the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period and accordingly allocate a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

We follow a selling price hierarchy in determining the best estimate of the selling price of each deliverable. Certain products and services are sold separately in standalone arrangements for which we are sometimes able to determine vendor specific objective evidence, or VSOE. We determine VSOE based on normal pricing and discounting practices for the product or service when sold separately.

When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, we attempt to establish the selling price of each remaining element based on third-party evidence, or TPE. Our inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. However, we are often unable to determine TPE, as our offerings contain a significant level of customization and differentiation from those of competitors and we are often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.

When we are unable to establish selling price using VSOE or TPE, we use estimated selling price, or ESP, in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. In determining ESP, we use either the list price of the deliverable less a discount or the cost to provide the product or service plus a margin. When using list price less a discount, we use discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin, we consider the total cost of the product or service, including customer-specific and geographic factors. We also consider the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.

Products.    We most often recognize revenue from sales of products upon customer acceptance of the system. Where formal acceptance is not required, we recognize revenue upon delivery or installation. When the product is part of a multiple element arrangement, we allocate a portion of the arrangement consideration to product revenue based on estimates of selling price.

Services.    Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. We consider the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period. When service is part of a multiple element arrangement, we allocate a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue. Maintenance revenue is recognized ratably over the term of the maintenance contract.

Revenue from engineering services is recognized as services are performed.

Project Revenue.    Revenue from design and build contracts is recognized under the percentage-of-completion, or POC method. Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. We perform ongoing profitability analyses of our contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

We record revenue from certain research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

•	It is commensurate with either of the following:

•	Our performance to achieve the milestone; or

•	The enhancement of value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone.

•	It relates solely to past performance.

•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The individual milestones are determined to be substantive or nonsubstantive in their entirety and milestone consideration is not bifurcated.

Revenue from projects is classified as Product Revenue or Service Revenue, based on the nature of the work performed.

Nonmonetary Transactions.    We value and record nonmonetary transactions at the fair value of the asset surrendered unless the fair value of the asset received is more clearly evident, in which case the fair value of the asset received is used.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets will not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our recent results of operations and expected future profitability. We consider our actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. Cray has significant difficulty projecting future results due to the nature of the business and the industry in which the Company operates.

We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

As of December 31, 2011, we had approximately $128.0 million of net deferred tax assets, against which we provided a $110.5 million valuation allowance, resulting in a net deferred tax asset of $17.5 million. In 2011, the Company reduced the valuation allowances against deferred tax assets established in prior years. The aggregate reduction of $14.7 million ($.41 per diluted share) in deferred tax valuation allowances was attributable to a $13.9 million reduction related to a portion of the Company’s U.S. deferred tax assets and $0.8 million reduction related to all of the deferred tax assets of our German subsidiary. The reductions in previously established allowances were based upon an evaluation of all available positive and negative evidence including an assessment of known business risks and industry trends, as well as forecasted domestic and international earnings. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company’s assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.

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

We do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement. Funding from the U.S. government is subject to certain budget restrictions and milestones may be subject to completion risk, and as a result, there may be periods in which research and development costs are expensed as incurred for which no reimbursement is recorded, as milestones have not been completed or the U.S. government has not funded an agreement. Accordingly, there can be substantial variability in the amount of net research and development expenses from quarter to quarter and year to year.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income, or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

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

Interest Rate Risk:    We invest our available cash in money market mutual funds whose underlying investments include investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments or auction rate securities in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Although we have the above noted risks, a 0.5% change in interest rates would not be material.

Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2011, we had entered into forward exchange contracts that hedge approximately $55.8 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2011, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.5 million. We do not hold or purchase any currency forward exchange contracts for trading purposes.

Item 8.    Financial Statements and Supplementary Data

*	The Financial Statements are located following page F-1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/    PETERSON SULLIVAN LLP

Seattle, Washington

February 27, 2012

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is contained in part in the sections captioned “Our Common Stock Ownership,” “The Board of Directors,” “Executive Officers” and “Proposal 1: To Elect Eight Directors for One-Year Terms” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 7, 2012, and such information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is contained in the section captioned “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 7, 2012, and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is contained in part in the section captioned “Our Common Stock Ownership” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 7, 2012, and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in the sections captioned “The Board of Directors — Independence” and “Transactions With Related Persons” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 7, 2012, and such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned “Proposal 2: To Ratify the Appointment of Peterson Sullivan LLP as Our Independent Auditors” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 7, 2012, and such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2011, 2010, and 2009 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 27, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 27, 2012.

Signature	Title

By /s/ PETER J. UNGARO Peter J. Ungaro	Chief Executive Officer, President and Director (Principal Executive Officer)

By /s/ BRIAN C. HENRY Brian C. Henry	Chief Financial Officer and Executive Vice President (Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD Charles D. Fairchild	Chief Accounting Officer, Controller and Vice President (Principal Accounting Officer)

By /s/ WILLIAM C. BLAKE William C. Blake	Director

By /s/ JOHN B. JONES, JR. John B. Jones, Jr.	Director

By /s/ STEPHEN C. KIELY Stephen C. Kiely	Director

By /s/ FRANK L. LEDERMAN Frank L. Lederman	Director

By /s/ SALLY G. NARODICK Sally G. Narodick	Director

By /s/ DANIEL C. REGIS Daniel C. Regis	Director

By /s/ STEPHEN C. RICHARDS Stephen C. Richards	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith

3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3

3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1

10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1

10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2

10.2*	2001 Employee Stock Purchase Plan, as Amended	DEF 14A	000-26820	04/14/05	A

10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A

10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B

10.5*	2005 Executive Bonus Plan	8-K	000-26820	03/25/05	10.1

10.6*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan	S-8	333-114243	04/06/04	4

10.7*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B

10.8*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A

10.9*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32

10.10*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33

10.11*	Form of Director Stock Option Agreement	10-K	000-26820	04/01/05	10.34

10.12*	Form of Director Stock Option Agreement, immediate vesting	10-K	000-26820	04/01/05	10.35

10.13*	Form of Employee Restricted Stock Agreement, current form	10-K	000-26820	03/09/07	10.11

10.14*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1

10.15*	2007 Cash Incentive Plan	8-K	000-26820	02/12/07	10.1

10.16*	Senior Officer Cash Incentive Plan for annual cash incentive awards	8-K	000-26820	05/14/08	10.1

10.17*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1

10.18*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005	8-K	000-26820	05/09/05	10.1

10.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith

10.20*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees	10-Q	000-26820	05/17/99	10.1

10.21*	Form of Management Retention Agreement, dated as of December 19, 2008, including Annex A-1 and Annex A-2 applicable to Peter J. Ungaro and Brian C. Henry, respectively	8-K	000-26820	12/22/08	10.1

10.22*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1

10.23*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005	8-K	000-26820	12/22/05	10.2

10.24*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005	8-K	000-26820	12/22/05	10.3

10.25*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005	8-K	000-26820	12/22/05	10.4

10.26*	Summary sheet setting forth amended compensation arrangements for non-employee Directors	8-K	000-26820	02/21/06	10.1

10.27*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28

10.28*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1

10.29	Lease Agreement between 900 Fourth Avenue Property LLC and the Company, dated as of August 11, 2008	8-K	000-26820	08/29/08	10.1

10.30	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000	10-K	000-26820	04/02/01	10.9

10.31	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002	10-K	000-26820	03/28/03	10.13

10.32	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000	10-K	000-26820	04/02/01	10.10

10.33	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002	10-K	000-26820	03/28/03	10.15

10.34	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008	8-K	000-26820	02/01/08	10.1

10.35	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith

10.36	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000	10-Q	000-26820	05/15/00	10.3

10.37	Amendment No. 2 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March 30, 2007	10-Q	000-26820	08/07/07	10.1

10.38	Amendment No. 3 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March, 28, 2008	8-K	000-26820	04/08/08	10.1

10.39	Credit Agreement between Wells Fargo Bank, National Association and the Company, dated December 29, 2006	8-K	000-26820	01/04/07	10.1

10.40	First Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated January 31, 2007	10-K	000-26820	03/09/07	10.42

10.41	Second Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, effective as of December 31, 2007	8-K	000-26820	01/04/08	10.1

10.42	Third Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated August 22, 2008	8-K	000-26820	08/29/08	10.2

10.43	Fourth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated April 20, 2009	10-K	000-26820	03/16/10	10.44

10.44	Fifth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2009	8-K	000-26820	07/13/09	10.1

10.45	Sixth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2010					X

10.46	Seventh Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2011					X

10.47	Loan and Security Agreement between Silicon Valley Bank and the Company, dated September 13, 2010	8-K	000-26820	09/17/10	10.1

10.48	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank and the Company, dated June 21, 2011					X

21.1	Subsidiaries of the Company					X

23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X

32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$50,411	$57,381
Restricted cash	3,776	3,914
Accounts and other receivables, net	72,381	106,268
Inventory	97,881	49,241
Prepaid expenses and other current assets	12,932	5,901

Total current assets	237,381	222,705
Property and equipment, net	16,462	17,953
Service inventory, net	1,611	1,887
Deferred tax asset	13,352	3,105
Other non-current assets	14,293	14,978

TOTAL ASSETS	$283,099	$260,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,328	$20,384
Accrued payroll and related expenses	11,270	20,668
Other accrued liabilities	5,414	6,380
Deferred revenue	44,636	49,896

Total current liabilities	99,648	97,328
Long-term deferred revenue	14,184	14,954
Other non-current liabilities	2,453	2,525

TOTAL LIABILITIES	116,285	114,807
Commitments and Contingencies (Note 9)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 36,763,379 and 36,068,081 shares, respectively	564,148	559,058
Accumulated other comprehensive income	6,480	4,906
Accumulated deficit	(403,814)	(418,143)

TOTAL SHAREHOLDERS’ EQUITY	166,814	145,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,099	$260,628

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Product	$155,561	$239,085	$199,114
Service	80,485	80,303	84,933

Total revenue	236,046	319,388	284,047

Cost of revenue:
Cost of product revenue	101,000	155,027	130,444
Cost of service revenue	40,680	54,404	47,719

Total cost of revenue	141,680	209,431	178,163

Gross profit	94,366	109,957	105,884
Operating expenses:
Research and development, net	49,452	43,618	62,947
Sales and marketing	26,134	31,085	26,601
General and administrative	15,840	17,767	16,579
Restructuring	1,783	—	—

Total operating expenses	93,209	92,470	106,127

Income (loss) from operations	1,157	17,487	(243)
Other expense, net	(989)	(766)	(430)
Interest income (expense), net	(33)	219	(805)

Income (loss) before income taxes	135	16,940	(1,478)
Income tax benefit (expense)	14,194	(1,878)	874

Net income (loss)	$14,329	$15,062	$(604)

Basic net income (loss) per common share	$0.41	$0.44	$(0.02)

Diluted net income (loss) per common share	$0.40	$0.43	$(0.02)

Basic weighted average shares outstanding	35,122	34,313	33,559

Diluted weighted average shares outstanding	36,072	35,278	33,559

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income (Loss)
	Number of Shares	Amount
BALANCE, December 31, 2008	33,507	$543,442	$9,364	$(432,601)	$120,205
Issuance of shares under employee stock purchase plan	108	510	—	—	510	—
Exercise of stock options	43	264	—	—	264	—
Issuance of shares under Company 401(k) Plan match	671	1,780	—	—	1,780	—
Restricted shares issued for compensation, net of forfeitures	852	—	—	—	—	—
Share-based compensation	—	5,811	—	—	5,811	—
Stock option repurchase	—	(587)	—	—	(587)	—
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	4	—	4	4
Currency translation adjustment	—	—	(882)	—	(882)	(882)
Unrealized loss on cash flow hedges, net of reclassification adjustments	—	—	(2,338)	—	(2,338)	(2,338)
Net loss	—	—	—	(604)	(604)	(604)

BALANCE, December 31, 2009	35,181	$551,220	$6,148	$(433,205)	$124,163	$(3,820)

Issuance of shares under employee stock purchase plan	84	497	—	—	497	—
Exercise of stock options	92	436	—	—	436	—
Issuance of shares under Company 401(k) Plan match	355	1,978	—	—	1,978	—
Restricted shares issued for compensation, net of forfeitures	356	—	—	—	—	—
Share-based compensation	—	4,927	—	—	4,927	—
Other comprehensive income:
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	(3)	—	(3)	(3)
Currency translation adjustment	—	—	350	—	350	350
Unrealized loss on cash flow hedges, net of reclassification adjustments	—	—	(1,589)	—	(1,589)	(1,589)
Net income	—	—	—	15,062	15,062	15,062

BALANCE, December 31, 2010	36,068	$559,058	$4,906	$(418,143)	$145,821	$13,820

Issuance of shares under employee stock purchase plan	65	372	—	—	372	—
Exercise of stock options	248	1,090	—	—	1,090	—
Restricted shares issued for compensation, net of forfeitures	382	—	—	—	—	—
Share-based compensation	—	3,628	—	—	3,628	—
Other comprehensive income:
Currency translation adjustment	—	—	785	—	785	785
Unrealized gain on cash flow hedges, net of reclassification adjustments	—	—	789	—	789	789
Net income	—	—	—	14,329	14,329	14,329

BALANCE, December 31, 2011	36,763	$564,148	$6,480	$(403,814)	$166,814	$15,903

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$14,329	$15,062	$(604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,601	9,431	8,454
Loss on disposal of fixed assets	503	504	—
Share-based compensation expense	3,628	4,927	5,811
Inventory write-down	—	887	5,431
Amortization of issuance costs, convertible notes payable and line of credit	—	—	11
Deferred income taxes	(14,396)	(251)	(1,411)
Amortization of convertible notes debt discount	—	—	834
Loss on repurchase of Notes	—	—	910
Cash (used in) provided by operations due to changes in operating assets and liabilities:
Accounts and other receivables	34,180	(68,077)	56,735
Inventory	(50,950)	(25,300)	44,119
Prepaid expenses and other assets	(2,275)	(2,040)	16,078
Accounts payable	18,099	1,600	2,028
Accrued payroll and related expenses and other accrued liabilities	(9,493)	1,480	(37,033)
Other non-current liabilities	(71)	(194)	(456)
Deferred revenue	(5,978)	12,807	(34,223)

Net cash (used in) provided by operating activities	(3,823)	(49,164)	66,684
Investing activities:
Sales/maturities of short-term investments	—	3,000	7,850
Purchases of short-term investments	—	—	(5,481)
Decrease (increase) in restricted cash	137	1,236	(2,470)
Purchases of property and equipment	(4,916)	(3,736)	(7,581)

Net cash provided by (used in) investing activities	(4,779)	500	(7,682)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	372	497	510
Proceeds from exercise of options	1,090	436	264
Stock option repurchase	—	—	(669)
Repayment of convertible notes	—	—	(27,314)

Net cash provided by (used in) financing activities	1,462	933	(27,209)
Effect of foreign exchange rate changes on cash and cash equivalents	170	94	852

Net (decrease) increase in cash and cash equivalents	(6,970)	(47,637)	32,645
Cash and cash equivalents:
Beginning of period	57,381	105,018	72,373

End of period	$50,411	$57,381	$105,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$98	$3	$469
Cash paid for income taxes	1,495	1,530	1,262
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,310	$4,183	$1,876
Value of shares issued for 401(k) match	—	1,978	1,780

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS

Cray Inc., or Cray, or the Company designs, develops, manufactures, markets and services high performance computer, or HPC, systems, commonly known as supercomputers, and provides storage solutions and engineering services related to HPC systems. Cray’s supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include government agencies, academic institutions and commercial entities.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2011, the Company had restricted cash of $3.8 million, of which $3.5 million related to the Company’s line of credit with Wells Fargo and $0.3 million resulted from a performance bond on a sales contract. As of December 31, 2010, the Company had restricted cash of $3.9 million, of which $3.5 million related to the Company’s line of credit with Wells Fargo and $0.4 million resulted from a performance bond on a sales contract.

Short-term investments

Investments generally mature between three months and one year from the purchase date. All short-term investments are classified as available-for-sale and are recorded at fair value, based on quoted market prices; as such, unrealized gains and losses are recorded in “Accumulated other comprehensive income,” unless losses are considered other than temporary, in which case, losses would be included in results of operations. The Company had no assets classified as short-term investments as of December 31, 2011 or 2010.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Concentration

The Company obtains certain components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the single source supplier’s inability to deliver the required components or intellectual property due to natural disaster or other reasons, the deterioration of the relationship with a single source supplier, or any unilateral modification of contract terms under which the Company is supplied components by a single source supplier could have a significant adverse effect on the Company’s revenue and gross margins.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s financial instruments primarily consist of time deposits, money market funds, and foreign currency derivatives. See Note 3 for a further discussion on fair value of financial instruments.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture and fixtures, three years for computer equipment, and eight years to 25 years for buildings and land improvements. Leasehold improvements are depreciated over the life of the lease or asset, whichever is shorter.

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, design system interfaces and installation and testing of the software. The Company amortizes internal use software costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

Service Inventory

Service inventory is valued at the lower of cost or market and represents inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned to us and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service inventory is recorded at cost and is amortized over the estimated service life of the related product platform (generally four years).

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Products.    The Company most often recognizes revenue from sales of products upon customer acceptance of the system. Where formal acceptance is not required, the Company recognizes revenue upon delivery or installation. When the product is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to product revenue based on estimates of selling price.

Services.    Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product or installation in situations where a formal acceptance is not required, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue. Maintenance revenue is recognized ratably over the term of the maintenance contract.

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

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The individual milestones are determined to be substantive or nonsubstantive in their entirety and milestone consideration is not bifurcated.

Revenue from projects is classified as Product Revenue or Service Revenue, based on the nature of the work performed.

Nonmonetary Transactions.    The Company values and records nonmonetary transactions at the fair value of the asset surrendered unless the fair value of the asset received is more clearly evident, in which case the fair value of the asset received is used.

Foreign Currency Translation

The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other expense, net” in the accompanying Consolidated Statements of Operations. Net transaction gains (losses) were $(1.3) million, ($1.0) million, and $0.3 million for 2011, 2010, and 2009, respectively.

Research and Development

Research and development expenses include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve the Company’s development processes, and costs related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. The Company may also enter into arrangements whereby the Company makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. Due to the amendment, the Company received a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. The Company estimated the fair value of this rebate right to be $6.2 million. The Company believes the rebate right is recoverable and it has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment. The Company anticipates the rebates will begin to be realized in 2013.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our recent results of operations and expected future profitability. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets.

The Company recognizes the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the Company’s position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

As of December 31, 2011, the Company had approximately $128.0 million of net deferred tax assets, against which the Company provided a $110.5 million valuation allowance, resulting in a net deferred tax asset of $17.5 million. In 2011, the Company reduced the valuation allowances against deferred tax assets established in prior years. The aggregate reduction of $14.7 million ($.41 per diluted share) in deferred tax asset valuation allowances was attributable to a $13.9 million reduction related to a portion of the Company’s U.S. deferred tax assets and a $0.8 million reduction related to all of the deferred tax assets of the Company’s German subsidiary. The reductions in previously established allowances were based upon an evaluation of all available positive and negative evidence including an assessment of known business risks and industry trends, as well as forecasted domestic and international earnings. The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.

Share-Based Compensation

The Company measures compensation cost for share-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Share-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Compensation cost only is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company utilizes the Black-Scholes options pricing model to value the stock options granted under its options plans. In this model, the assumptions utilized relate to stock price volatility, stock option term and forfeiture rates that are based upon both historical factors as well as management’s judgment.

The fair value of restricted stock and restricted stock units is determined based on the number of shares or units granted and the quoted price of our common stock at the date of grant.

Shipping and Handling Costs

Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.

Advertising Costs

Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $0.6 million, $0.8 million, and $0.9 million in 2011, 2010, and 2009, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.

Earnings (Loss) Per Share, or EPS

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units and common stock purchase warrants as computed under the treasury stock method and the common shares issuable upon conversion of the outstanding convertible notes. For the years ended December 31, 2011 and 2010, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 0.9 million and 1.0 million respectively. For the year ended December 31, 2009, outstanding stock options, unvested restricted stock, restricted stock units, warrants, and shares issuable upon conversion of the convertible notes were antidilutive, and, as such, their effect has not been included in the calculation of diluted net loss per share. Potentially dilutive shares of 2.2 million, 1.9 million, and 5.3 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2011, 2010, and 2009, respectively, because they are antidilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2011	2010	2009
Accumulated unrealized net gain on available-for-sale investments	$—	$—	$3
Accumulated unrealized net gain on cash flow hedges	2,136	1,347	2,936
Accumulated currency translation adjustment	4,344	3,559	3,209

Accumulated other comprehensive income	$6,480	$4,906	$6,148

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

NOTE 3    FAIR VALUE MEASUREMENTS

Under FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$54,187	$54,187	$—
Foreign exchange forward contracts(1)	3,251	—	3,251

Assets measured at fair value at December 31, 2011	$57,438	$54,187	$3,251

Liabilities:
Foreign exchange forward contracts(2)	3	—	3

Liabilities measured at fair value at December 31, 2011	$3	$—	$3

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$61,295	$61,295	$—
Foreign exchange forward contracts(3)	2,044	—	2,044

Assets measured at fair value at December 31, 2010	$63,339	$61,295	$2,044

Liabilities:
Foreign exchange forward contracts(2)	704	—	704

Liabilities measured at fair value at December 31, 2010	$704	$—	$704

(1)	$2.1 million of this amount is included in “Prepaid expenses and other current assets” and $1.1 million is included in “Other non-current assets” at December 31, 2011 on the Company’s Consolidated Balance Sheet.

(2)	Included in “Other accrued liabilities” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Other non-current assets” at December 31, 2010 on the Company’s Consolidated Balance Sheet.

The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 assets and liabilities do not have observable prices, but have inputs that are based on observable inputs, such as foreign currency exchange rates, either directly or indirectly.

Foreign Currency Derivatives

As of December 31, 2011 and 2010, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2011, the outstanding notional amounts were approximately 3.5 million British pound sterling, 33.7 million euro and 20.6 million Norwegian Kroner. As of December 31, 2010, the outstanding notional amounts were approximately 2.0 million British pound sterling, 37.8 million euro and 53.3 million Swedish krona. As of December 31, 2011 and 2010, these contracts hedged foreign currency exposure of approximately $55.8 million and $63.0 million, respectively. The associated cash receipts are expected to be received between 2012 and 2014, during which time the revenue on the associated sales contracts is expected to be recognized. As of December 31, 2011 and 2010, the fair value of outstanding forward contracts totaled a net gain of $3.2 million and $1.3 million, respectively. As of December 31, 2011 and 2010, unrecognized gains of $2.1 million and $1.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. The Company recognized approximately $0.4 million, $3.5 million and $2.0 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4    ACCOUNTS AND OTHER RECEIVABLES, NET

A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2011	2010
Trade accounts receivable	$34,927	$79,891
Unbilled receivables	7,307	1,785
Advance billings	24,490	22,445
Other receivables	5,767	2,270

	72,491	106,391
Allowance for doubtful accounts	(110)	(123)

Accounts and other receivables, net	$72,381	$106,268

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.

As of December 31, 2011 and 2010, accounts receivable included $32.2 million and $56.4 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.7 million and $0.5 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2011, one non-U.S. government customer accounted for 30% of total accounts and other receivables. As of December 31, 2010, two non-U.S. government customers accounted for 32% of total accounts and other receivables.

NOTE 5    INVENTORY

A summary of inventory follows (in thousands):

	December 31,
	2011	2010
Components and subassemblies	$29,402	$11,481
Work in process	19,956	5,670
Finished goods	48,523	32,090

	$97,881	$49,241

As of December 31, 2011 and 2010, $47.9 million and $31.5 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2011, two customers accounted for $46.4 million of finished goods inventory. At December 31, 2010, two customers accounted for $29.4 million of finished goods inventory.

During 2010 and 2009, the Company wrote-off $0.9 million and $5.4 million, respectively, of inventory primarily related to the Cray XT product lines. There were no inventory write-offs during 2011.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6    PROPERTY AND EQUIPMENT, NET

A summary of property and equipment follows (in thousands):

	December 31,
	2011	2010
Land	$131	$131
Buildings	11,540	11,060
Furniture and equipment	12,277	10,432
Computer equipment	69,794	68,801
Leasehold improvements	361	367

	94,103	90,791
Accumulated depreciation and amortization	(77,641)	(72,838)

Property and equipment, net	$16,462	$17,953

Depreciation expense on property and equipment for 2011, 2010 and 2009 was $7.6 million, $8.1 million and $7.1 million, respectively.

NOTE 7    SERVICE INVENTORY, NET

A summary of service inventory follows (in thousands):

	December 31,
	2011	2010
Service inventory	$14,692	$27,663
Accumulated depreciation	(13,081)	(25,776)

Service inventory, net	$1,611	$1,887

NOTE 8    DEFERRED REVENUE

Deferred revenue consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred product revenue	$22,068	$19,959
Deferred service revenue	36,752	44,891

Total deferred revenue	58,820	64,850
Less long-term deferred revenue	(14,184)	(14,954)

Deferred revenue in current liabilities	$44,636	$49,896

At December 31, 2011, three customers accounted for 50% of total deferred revenue. At December 31, 2010, one customer accounted for 28% of total deferred revenue.

NOTE 9    COMMITMENTS AND CONTINGENCIES

The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2011, 2010 and 2009 of $4.9 million, $4.7 million, and $4.4 million, respectively.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual commitments as of December 31, 2011, were as follows (in thousands):

	Operating Leases	Development Agreements
2012	$4,375	$4,533
2013	4,216	323
2014	3,833	—
2015	3,693	—
2016	3,741	—
Thereafter	6,651	—

Minimum contractual commitments	$26,509	$4,856

In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2011, 2010 and 2009, the Company incurred $4.7 million, $8.2 million, and $17.8 million for such arrangements, respectively.

Litigation

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business; none of which are currently material to the Company’s business.

NOTE 10    INCOME TAXES

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.

Most of the Company’s deferred tax assets result from net operating loss carryforwards. As of December 31, 2011, the Company had U.S. federal net operating loss carryforwards of approximately $215.9 million, of which approximately $21 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. Any reduction in the deferred tax asset valuation allowance for stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes will be directly credited to shareholders’ equity. As of December 31, 2011, the Company had gross federal research and development tax credit carryforwards of approximately $14.0 million. The federal net operating loss carryforwards will expire from 2019 through 2031, and the research and development tax credits will expire from 2021 through 2031 if not utilized. Utilization of the Company’s federal net operating loss and research and development tax credit carryforwards generated prior to May 10, 2001 are limited under Section 382 of the Internal Revenue Code. As of December 31, 2011, the Company had approximately $16.8 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2016 to 2030.

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(2,847)	$16,319	$(3,233)
International	2,982	621	1,755

Total	$135	$16,940	$(1,478)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$(106)	$636	$(783)
State	37	258	6
Foreign	271	1,235	1,314

Total current provision	202	2,129	537
Deferred benefit:
Federal	(12,935)	—	—
State	(936)	—	—
Foreign	(525)	(251)	(1,411)

Total deferred benefit	(14,396)	(251)	(1,411)

Total provision (benefit) for income taxes	$(14,194)	$1,878	$(874)

The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax provision (benefit) at statutory rate	$47	$5,929	$(517)
State taxes, net of federal benefit	(972)	237	(78)
Foreign income taxes	(406)	1,948	152
Deemed dividends for U.S. income tax purposes	338	152	677
Meals and entertainment expense	86	102	103
Nondeductible expenses	156	66	33
Nondeductible goodwill	—	—	16
Disallowed compensation	0	169	—
Research and development tax credit	(1,524)	(1,389)	(2,199)
Effect of change in valuation allowance on deferred tax assets	(11,919)	(5,336)	939

Effective income tax provision (benefit)	$(14,194)	$1,878	$(874)

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2011	2010
Current:
Deferred Income Tax Assets
Inventory	$6,552	$4,378
Accrued compensation	2,341	1,347
Deferred revenue	6,899	8,872
Net operating loss carryforwards	7,232	0
Other	937	83

Gross current deferred tax assets	23,961	14,680
Valuation allowance	(19,773)	(14,680)

Current deferred tax assets	4,188	—

Net current deferred tax asset	$4,188	$—

Long-Term:
Deferred Income Tax Assets
Property and equipment	$852	$2,392
Research and experimentation credit carryforwards	18,285	16,371
Net operating loss carryforwards	79,431	92,261
Goodwill	975	1,213
Other	4,907	4,723

Gross long-term deferred tax assets	104,450	116,960
Valuation allowance	(90,664)	(113,259)

Long-term deferred tax assets	13,786	3,701

Deferred Income Tax Liabilities
Other	(434)	(596)

Long-term deferred tax liabilities	(434)	(596)

Net long-term deferred tax asset	$13,352	$3,105

The Company’s net current deferred tax asset is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet.

During 2011, the Company recorded an income tax benefit of $14.7 million ($.41 per diluted share) due to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against its U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company’s Germany subsidiary.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The partial reduction of the valuation allowance held against the Company’s U.S. deferred tax assets and the complete reduction of the valuation allowance held against the deferred tax assets of the Company’s German subsidiary was based upon an evaluation of all available positive and negative evidence. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. As of December 31, 2011 the Company has generated cumulative pre-tax income in recent years. In addition to the Company’s cumulative income position, the assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends, as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which it operates. Included in the Company’s forecast was the impact of two contracts that were finalized during the fourth quarter of 2011; namely a $188 million contract with the University of Illinois National Center for Supercomputing Applications and a $97 million contract with the Department of Energy’s Oak Ridge National Laboratory. The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, will be reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets.

The valuation allowance on deferred tax assets decreased by $17.5 million and $5.9 million in 2011 and 2010, respectively, and increased by $0.9 million in 2009.

Undistributed earnings relating to certain of the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2011 the Company’s foreign subsidiaries held cash in the amount of $14.3 million.

The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2011 (in thousands):

Balance at December 31, 2008	$646
Increase related to prior year income tax positions	35
Decrease related to prior year income tax positions	(50)
Lapse of state of limitations	(143)

Balance at December 31, 2009	$488
Increase related to prior year income tax positions	7
Settlement	(265)
Lapse of statute of limitations	(210)

Balance at December 31, 2010	$20
Lapse of statute of limitations	(20)

Balance at December 31, 2011	$—

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2006 and for periods before 2010 in the United Kingdom. With respect to the U.S. federal and various state jurisdictions we are no longer subject to income tax examinations with respect to periods before 2008, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.

Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2011, 2010 and 2009.

NOTE 11    LINES OF CREDIT

The Company has a Credit Agreement with Wells Fargo Bank, National Association, or Wells Fargo, with a principal amount of the credit facility of $3.5 million and a maturity date of June 1, 2012. This facility may be used to secure foreign exchange contracts (with a potential exposure of no more than $1.8 million) and to support letters of credit (up to no more than $1.7 million in aggregate). The Company is required to maintain at least $3.5 million of cash, cash equivalents and similar investments to secure the facility and to maintain $3.5 million of additional liquid assets. The Credit Agreement provides support for the Company’s existing letters of credit. The available borrowing base under the Credit Agreement is reduced by the amount of outstanding letters of credit at that date.

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

As of December 31, 2011 and 2010, the Company had no outstanding borrowings on these lines of credit and was in compliance with all covenants.

NOTE 12    SHAREHOLDERS’ EQUITY

Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.

Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.

Restricted Stock and Restricted Stock Units:    During 2011, 2010 and 2009, respectively, the Company issued an aggregate of 513,587, 501,157, and 877,170 shares of restricted stock and restricted stock units, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $3.1 million, $2.8 million, and $3.4 million for 2011, 2010 and 2009, respectively. Stock compensation expense is recorded over the vesting period, which has generally been two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2011, $4.0 million remains to be expensed over the remaining vesting periods of these grants.

As of December 31, 2011 and 2010, the Company had issued and outstanding 15,000 and 25,000 restricted stock units, respectively. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans:    As of December 31, 2011, the Company had five active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	0.7%	1.8%	1.6%
Expected dividend yield	0%	0%	0%
Volatility	74%	74%	79%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$3.34	$3.04	$2.41

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied for the years ended December 31, 2011, 2010 and 2009 were 5.2%, 7.6%, and 8.0%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding at January 1, 2009	3,755,894	$12.30
Granted	1,320,200	4.12
Exercised	(43,535)	6.07
Canceled and forfeited	(1,916,037)	16.35

Outstanding at December 31, 2009	3,116,522	6.43

Granted	715,950	5.50
Exercised	(92,280)	4.73
Canceled and forfeited	(294,482)	7.32

Outstanding at December 31, 2010	3,445,710	6.20
Granted	476,500	6.08
Exercised	(248,271)	4.39
Canceled and forfeited	(256,019)	6.65

Outstanding at December 31, 2011	3,417,920	6.28	6.9 years

Exercisable at December 31, 2011	2,097,443	6.84	5.9 years

Available for grant at December 31, 2011	2,476,528

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, there was $3.6 million of aggregate intrinsic value of outstanding stock options, including $2.1 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $0.5 million, $0.2 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	623,874	$7.36
Granted during 2009	877,170	3.87
Forfeited during 2009	—	—
Vested during 2009	(69,159)	7.36

Outstanding at December 31, 2009	1,431,885	5.22
Granted during 2010	501,157	5.54
Forfeited during 2010	(145,125)	4.54
Vested during 2010	(407,426)	7.40

Outstanding at December 31, 2010	1,380,491	4.77
Granted during 2011	513,587	6.04
Forfeited during 2011	(146,677)	5.29
Vested during 2011	(444,987)	4.03

Outstanding at December 31, 2011	1,302,414	5.47

The aggregate fair value of restricted shares vested during 2011, 2010 and 2009 was $2.9 million, $2.2 million, and $0.3 million, respectively.

As of December 31, 2011, the Company had $7.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants and restricted stock units, which is expected to be recognized over a weighted average period of 2.2 years.

Outstanding and exercisable options by price range as of December 31, 2011, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $ 4.00	943,644	7.2	$3.73	596,827	$3.73
$4.01 – $ 6.00	888,143	6.6	$5.60	520,128	$5.70
$6.01 – $ 8.00	1,254,729	7.5	$6.44	694,918	$6.66
$8.01 – $50.28	331,404	4.3	$14.80	285,570	$15.84

$0.00 – $50.28	3,417,920	6.9	$6.28	2,097,443	$6.84

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Cost of product revenue	$177	$218	$222
Cost of service revenue	369	432	502
Research and development	784	1,628	2,022
Sales and marketing	490	603	880
General and administrative	1,808	2,046	2,185

Total share-based compensation expense	$3,628	$4,927	$5,811

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

Employee Stock Purchase Plan (ESPP):    Under the Company’s employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2011 and 2010, 959,784 and 894,667 shares, respectively, had been issued under the ESPP.

NOTE 13    BENEFIT PLANS

401(k) Plan

For the three years ended December 31, 2011, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2011, 2010 and 2009 Company match expense was $1.1 million, $2.1 million and $2.0 million, respectively.

Pension Plan

The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2011 and 2010, the Company recorded a liability of $2.3 million which approximates the excess of plan assets over the projected benefit obligation of $0.1 million and the excess of the projected benefit obligation over plan assets of $0.8 million, respectively. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14    SEGMENT INFORMATION

The Company has three reportable business segments: Cray Products; Custom Engineering; and Maintenance and Support. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information. The Company is undergoing an organizational change and its reportable segments, as a result, may change in the future.

Cray Products

Cray Products include a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray XK6, Cray XK6m, Cray CX1000 and Cray CX1, which are used by single users all the way up through large research centers.

Custom Engineering

Custom Engineering designs, builds and implements custom high-performance computing solutions.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2011	2010	2009
Revenue:
Cray Products	$140,973	$201,260	$196,039
Custom Engineering	32,687	61,999	30,656
Maintenance and Support	62,386	56,129	57,352

Total revenue	$236,046	$319,388	$284,047

Cost of Revenue:
Cray Products	$91,096	$128,807	$128,662
Custom Engineering	19,026	47,924	17,877
Maintenance and Support	31,558	32,700	31,624

Total cost of revenue	$141,680	$209,431	$178,163

Gross Profit:
Cray Products	$49,877	$72,453	$67,377
Custom Engineering	13,661	14,075	12,779
Maintenance and Support	30,828	23,429	25,728

Total gross profit	$94,366	$109,957	$105,884

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2011:
Product revenue	$95,929	$59,632	$155,561

Service revenue	$56,660	$23,825	$80,485

Long-lived assets	$28,281	$4,085	$32,366

For the year ended December 31, 2010:
Product revenue	$153,599	$85,486	$239,085

Service revenue	$58,406	$21,897	$80,303

Long-lived assets	$30,450	$4,368	$34,818

For the year ended December 31, 2009:
Product revenue	$151,733	$47,381	$199,114

Service revenue	$64,840	$20,093	$84,933

Long-lived assets	$30,934	$4,155	$35,089

Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $127.8 million, $197.9 million and $204.7 million in 2011, 2010 and 2009, respectively. In 2011, two customers accounted for an aggregate of approximately 30% of total revenue. In 2010, two customers accounted for an aggregate of approximately 25% of total revenue. In 2009, two customers accounted for an aggregate of approximately 30% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2011, revenue in Germany accounted for 12% of total revenue. In 2010, revenue in South Korea accounted for 13% of total revenue. In 2009 no foreign country accounted for more than 10% of the Company’s revenue.

NOTE 15    RESEARCH AND DEVELOPMENT

The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	December 31,
	2011	2010	2009
Gross research and development expenses	$76,993	$82,525	$91,874
Less: Amounts included in cost of revenue	(410)	(79)	(1,789)
Less: Reimbursed research and development (excludes amounts in revenue)	(27,131)	(38,828)	(27,138)

Net research and development expenses	$49,452	$43,618	$62,947

CRAY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16    INTEREST INCOME (EXPENSE)

The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2011	2010	2009
Interest income	$229	$485	$477
Interest expense	(262)	(266)	(1,282)

Net interest income (expense)	$(33)	$219	$(805)

Interest income is earned by the Company on cash and cash equivalent and short-term investment balances.

NOTE 17    QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for the two years ended December 31, 2011. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s business is driven by a few significant contracts and, as a result, the Company’s operating results are subject to very large quarterly fluctuations.

(In thousands, except per share data)

	2011				2010
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$39,867	$67,920	$36,705	$91,554	$28,388	$28,733	$42,836	$219,431
Cost of revenue	22,667	42,166	20,421	56,426	21,754	17,415	32,096	138,166

Gross profit	17,200	25,754	16,284	35,128	6,634	11,318	10,740	81,265
Research and development, net	6,456	18,464	17,949	6,583	7,694	7,044	18,563	10,317
Sales and marketing	6,356	6,373	6,233	7,172	6,264	6,572	6,512	11,737
General and administrative	4,137	3,777	3,693	4,233	4,287	4,018	4,166	5,296
Restructuring	1,118	58	687	(80)	—	—	—	—
Net income (loss)	(1,485)	(2,958)	(12,232)	31,004	(11,597)	(6,638)	(18,776)	52,073
Net income (loss) per common share, basic	$(0.04)	$(0.08)	$(0.35)	$0.88	$(0.34)	$(0.19)	$(0.55)	$1.50
Net income (loss) per common share, diluted	$(0.04)	$(0.08)	$(0.35)	$0.85	$(0.34)	$(0.19)	$(0.55)	$1.46

Diluted net income per common share for the fourth quarter of 2011 included approximately 1.1 million equivalent shares for outstanding employee stock options and unvested restricted stock grants. Diluted net income per common share for the fourth quarter of 2010 included approximately 1.1 million equivalent shares for outstanding employee stock options and unvested restricted stock grants. Net income in the fourth quarter of 2011 includes $14.7 million ($.41 per diluted share) attributable to a partial reduction of the valuation allowance held against our U.S. deferred tax assets and a complete reduction of the valuation allowance held against the deferred tax assets of our Germany subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    PETERSON SULLIVAN LLP

Seattle, Washington

February 27, 2012

Schedule II — Valuation and Qualifying Accounts(1)

December 31, 2011

(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions	Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$99	$213	$(140)(2)	$172

Year ended December 31, 2010:
Allowance for doubtful accounts	$172	$89	$(138)(2)	$123

Year ended December 31, 2011:
Allowance for doubtful accounts	$123	$(13)	$0(2)	$110

(1)	The Company does not have any warranty liabilities.

(2)	Represents uncollectible accounts written off, net of recoveries.