Form 10-Q
period 2012-03-31
CRAY INC
filed 2012-04-26
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of April 20, 2012, there were 37,030,975 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$108,801	$50,411
Restricted cash	3,500	3,776
Accounts and other receivables, net	63,884	72,381
Inventory	121,199	97,881
Prepaid expenses and other current assets	9,835	12,932

Total current assets	307,219	237,381
Property and equipment, net	16,212	16,462
Service inventory, net	1,532	1,611
Deferred tax assets	12,565	13,352
Other non-current assets	13,674	14,293

TOTAL ASSETS	$351,202	$283,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,453	$38,328
Accrued payroll and related expenses	14,233	11,270
Other accrued liabilities	8,801	5,414
Deferred revenue	82,053	44,636

Total current liabilities	160,540	99,648
Long-term deferred revenue	15,401	14,184
Other non-current liabilities	2,556	2,453

TOTAL LIABILITIES	178,497	116,285
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 37,030,975 and 36,763,379 shares, respectively	566,106	564,148
Accumulated other comprehensive income	5,449	6,480
Accumulated deficit	(398,850)	(403,814)

TOTAL SHAREHOLDERS’ EQUITY	172,705	166,814

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,202	$283,099

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2012		2011
Revenue:
Product		$95,977		$16,696
Service		16,330		23,171

Total revenue		112,307		39,867

Cost of revenue:
Cost of product revenue		57,550		11,317
Cost of service revenue		9,601		11,350

Total cost of revenue		67,151		22,667

Gross profit		45,156		17,200

Operating expenses:
Research and development, net		23,750		6,456
Sales and marketing		7,873		6,356
General and administrative		5,130		4,137
Restructuring		0		1,118

Total operating expenses		36,753		18,067

Income (loss) from operations		8,403		(867)
Other income (expense), net		220		(543)
Interest income (expense), net		(1)		17

Income (loss) before income taxes		8,622		(1,393)
Income tax expense		(3,658)		(92)

Net income (loss)		$4,964		$(1,485)

Basic net income (loss) per common share	$0.14		$(0.04)

Diluted net income (loss) per common share	$0.13		$(0.04)

Basic weighted average shares outstanding	35,528		34,781

Diluted weighted average shares outstanding	36,906		34,781

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		115		135
Unrealized loss on cash flow hedges		(757)		(2,431)
Reclassification adjustments on cash flow hedges included in net income		(389)		1,016

Other comprehensive income (loss)		(1,031)		(1,280)

Comprehensive income (loss)		$3,933		$(2,765)

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$4,964	$(1,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,984	2,164
Loss on disposal of fixed assets	30	115
Share-based compensation expense	1,193	1,121
Inventory write-down	1,510	—
Deferred income taxes	2,918	7
Cash provided by (used in) operations due to changes in operating assets and liabilities:
Accounts and other receivables	8,488	71,159
Inventory	(25,732)	(3,456)
Prepaid expenses and other assets	1,566	1,688
Accounts payable	17,108	(6,241)
Accrued payroll and related expenses and other accrued liabilities	5,199	(10,662)
Other non-current liabilities	103	195
Deferred revenue	38,596	10,233

Net cash provided by operating activities	57,927	64,838
Investing activities:
Purchases of property and equipment	(758)	(976)
Decrease (increase) in restricted cash	276	—

Net cash used in investing activities	(482)	(976)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	107	102
Proceeds from exercise of options	659	459

Net cash provided by financing activities	766	561
Effect of foreign exchange rate changes on cash and cash equivalents	179	211

Net increase in cash and cash equivalents	58,390	64,634
Cash and cash equivalents:
Beginning of period	50,411	57,381

End of period	$108,801	$122,015

Supplemental disclosure of cash flow information:
Cash paid for interest	$98	$—
Cash paid for income taxes	$113	$1,403
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$904	$33

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Comprehensive Income and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Comprehensive Income net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011 and the Company adopted this guidance during the three months ended March 31, 2012. In its Condensed Consolidated Statements of Comprehensive Income, the Company has presented comprehensive income in a single, continuous statement.

Note 3 — Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$112,301	$112,301	$—
Foreign exchange forward contracts (1)	$544	$—	$544

Assets measured at fair value at March 31, 2012	$112,845	$112,301	$544

Liabilities:
Foreign exchange forward contracts (2)	$94	$—	$94

Liabilities measured at fair value at March 31, 2012	$94	$—	$94

(1)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of March 31, 2012, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 10.1 million Euro and 20.6 Norwegian krone representing a hedged foreign currency exposure of approximately $17.6 million. Cash receipts associated with the hedged contracts are expected to be received from 2012 through 2013, during which time the revenue on the associated sales contracts is expected to be recognized.

As of December 31, 2011, the outstanding notional amounts were approximately 3.5 million British pound sterling, 33.7 million euro and 20.6 million Norwegian krone representing a hedged foreign currency exposure of approximately $55.8 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2012	Fair Value as of December 31, 2011
Foreign currency contracts	Prepaid expenses and other current assets	$544	$2,117
Foreign currency contracts	Other non-current assets	$—	$1,134
Foreign currency contracts	Other accrued liabilities	$(94)	$(3)

Total derivatives classified as hedging instruments		$450	$3,248

As of March 31, 2012 and December 31, 2011, foreign currency gains of $1.0 million and $2.1 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2012 the Company recorded $0.4 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three months ended March 31, 2011, the Company recorded approximately $1.0 million in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

Note 4 — Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method. For the three month period ended March 31, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.4 million. For the three month period ended March 31, 2011, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. Potentially dilutive shares of 0.9 million and 4.7 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the three month periods ended March 31, 2012 and 2011, respectively, because they are antidilutive.

Note 5 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$19,902	$34,927
Unbilled receivables	951	7,307
Advance billings	41,731	24,490
Other receivables	1,343	5,767

	63,927	72,491
Allowance for doubtful accounts	(43)	(110)

Accounts and other receivables, net	$63,884	$72,381

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of March 31, 2012 and December 31, 2011, accounts receivable included $34.5 million and $32.2 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.4 million and $0.7 million were unbilled as of March 31, 2012 and December 31, 2011, respectively, based upon contractual billing arrangements with these customers. As of December 31, 2011, one non-U.S. government customer accounted for 30% of total accounts and other receivables. As of March 31, 2012, one non-U.S. government customer accounted for 27% of total accounts and other receivables.

Note 6 — Inventory

Inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Components and subassemblies	$42,368	$29,402
Work in process	26,303	19,956
Finished goods	52,528	48,523

Total	$121,199	$97,881

Finished goods inventory of $43.2 million and $47.9 million was located at customer sites pending acceptance as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, three customers accounted for $48.9 million, and at December 31, 2011, two customers accounted for $46.4 million of finished goods inventory.

During the three months ended March 31, 2012, the Company wrote-down $1.5 million in inventory, related to the Cray XE and Cray XK product lines. No write-down was recorded during the three months ended March 31, 2011.

Note 7 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred product revenue	$56,563	$22,068
Deferred service revenue	40,891	36,752

Total deferred revenue	97,454	58,820
Less long-term deferred revenue	(15,401)	(14,184)

Deferred revenue in current liabilities	$82,053	$44,636

As of March 31, 2012, three customers accounted for 57% of total deferred revenue. At December 31, 2011, three customers accounted for 50 % of total deferred revenue.

Note 8 — Share-Based Compensation

The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.

The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted in the three month period ended March 31, 2011, no calculation was performed for that period. The following key weighted average assumptions were employed in the calculation for the three month period ended March 31, 2012:

Risk-free interest rate	0.6%
Expected dividend yield	0%
Volatility	76%
Expected life	4.0 years
Weighted average Black-Scholes value of options granted	$3.72

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three month period ended March 31, 2012 was 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units (before consideration of any offsets for research and development co-funding) that was recorded in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product revenue	$10	$52
Cost of service revenue	65	108
Research and development, net	282	336
Sales and marketing	263	141
General and administrative	573	484

Total	$1,193	$1,121

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	3,417,920	$6.28
Grants	8,000	$6.67
Exercises	(142,138)	$4.64
Expired/Forfeited	(37,661)	$10.99

Outstanding at March 31, 2012	3,246,121	$6.30	6.8 years

Exercisable at March 31, 2012	2,086,957	$6.78	5.8 years

Available for grant at March 31, 2012	2,379,690

As of March 31, 2012, there was $5.6 million of aggregate intrinsic value of outstanding stock options, including $3.4 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2012 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. During the three months ended March 31, 2012, stock options covering 142,138 shares of common stock, with a total intrinsic value of $0.5 million were exercised. During the three months ended March 31, 2011, options covering 91,271 shares of common stock with a total intrinsic value of $0.2 million were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the period ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant date Fair Value
Outstanding at December 31, 2011	1,302,414	$5.47
Granted	110,000	7.14
Forfeited	—	—
Vested	(7,500)	5.39

Outstanding at March 31, 2012	1,404,914	$5.60

The aggregate fair value of restricted stock vested during the three months ended March 31, 2012 was $0.1 million. No restricted stock vested during the three months ended March 31, 2011.

As of March 31, 2012, the Company had $7.5 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

Note 9 — Income Taxes

The Company’s effective tax rate was approximately 42% and negative 7% for the three months ended March 31, 2012 and 2011 respectively. The effective tax rate for the three months ended March 31, 2012 was higher than the U.S. federal statutory rate primarily as a result of state taxes. The effective tax rate for the three months ended March 31, 2011 was significantly lower than the U.S. federal statutory rate primarily as a result of the maintenance of a full valuation allowance against the Company’s U.S. deferred tax assets.

The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against its deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If the Company’s conclusion about the realizability of its deferred tax assets changes in a future period, the Company could record a substantial tax provision or benefit in its Condensed Consolidated Statement of Comprehensive Income when that occurs.

Note 10 — Segment Information

The Company has undergone an organizational change and, beginning in 2012, has the following two reportable business segments: HPC Systems and Maintenance and Support. Prior to 2012, the Company also had a Custom Engineering segment, but this is no longer considered a reportable segment. The former practices of Custom Engineering have been re-organized to allow the Company to focus on certain strategic initiatives. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.

HPC Systems

HPC Systems includes a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray XK6, and Cray XK6m, which are used by single users all the way up through large research centers.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

Other

Included within Other is the Company’s YarcData division, Storage and Data Management and the former Special Purpose Systems practice which has been renamed Custom Engineering.

The following table presents revenues and gross profit for the Company’s operating segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
HPC Systems	$94,498	$15,953
Maintenance and Support	15,050	15,360
Other	2,759	8,554

Total revenue	$112,307	$39,867

Cost of Revenue:
HPC Systems	$56,409	$10,722
Maintenance and Support	9,063	7,884
Other	1,679	4,061

Total cost of revenue	$67,151	$22,667

Gross Profit:
HPC Systems	$38,089	$5,231
Maintenance and Support	5,987	7,476
Other	1,080	4,493

Total gross profit	$45,156	$17,200

Revenue, cost of revenue, and gross profit is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended March 31,
Product revenue	$77,232	$7,480	$18,745	$9,216	$95,977	$16,696
Service revenue	9,960	17,351	6,370	5,820	16,330	23,171

Total revenue	$87,192	$24,831	$25,115	$15,036	$112,307	$39,867

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $85.2 million for the three months ended March 31, 2012, compared to approximately $22.2 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, revenue in the United Kingdom accounted for 14% of total revenue. For the three months ended March 31, 2011, revenue in Sweden accounted for 16% of total revenue.

Note 11 — Subsequent Event

On April 24, 2012, the Company entered into an agreement with Intel Corporation (Intel) to sell the Company’s interconnect hardware development program and certain intellectual property to Intel for $140 million in cash. Up to 74 of the Company’s employees are expected to join Intel. The Company retains certain rights to use the transferred intellectual property in its current products as well as next-generation Cascade systems. The Company will also be able to leverage certain differentiating features in certain future Intel products. The transaction is expected to close relatively quickly, but in any event, before the end of the current quarter, subject to customary closing conditions.

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

Overview

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide storage solutions and engineering services related to HPC systems and solutions to our customers, which include government agencies, academic institutions and commercial entities. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering, commercial and national security computing problems. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market in areas where we can leverage our experience and technology, such as storage and data management, “big data” analytics, midrange HPC systems and custom engineered solutions.

Summary of First Three Months of 2012 Results

Total revenue increased $72.4 million for the first three months of 2012 compared to the first three months of 2011, from $39.9 million to $112.3 million, primarily due to the revenue for the upgrade at Oak Ridge National Laboratory being recognized in the first quarter of 2012.

Operating income was $8.4 million for the first three months of 2012 compared to a $0.9 million operating loss during the first three months of 2011. The increase was primarily attributable to higher revenues and gross profit, partially offset by fewer research and development co-funding credits. In the first three months of 2012, the total gross profit margin percentage decreased primarily as a result of lower service gross profit margin percentages. Our gross profit margin percentage often varies from quarter to quarter as a result of a few, large customer contracts where product revenue is recognized during a particular quarter. The service gross margin percentage was negatively impacted in the first three months of 2012 by higher incentive compensation expense and the percentage in the first three months of 2011 was high due to an additional $2.3 million in revenue recorded on a Custom Engineering contract where revenue was recorded on a cash basis.

Net cash provided from operating activities was $57.9 million for the first three months of 2012 compared to net cash provided by operations of $64.8 million for the first three months of 2011. Cash provided by operating activities in the first three months of 2012 was driven by large cash collections during the quarter from multiple customers that accepted large systems in the final three months of 2011 and first three months of 2012, particularly Oak Ridge National Laboratory. Cash balances, including restricted cash balances, were $112.3 million as of March 31, 2012 compared to $54.2 million as of December 31, 2011.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including increased usage of many-core processors and growing experimentation with accelerators, as the rate of per-core performance increase slows; and

•	Data needs growing faster than computational needs.

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

In the markets for the largest systems, those costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors and accelerators, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as field programmable gate arrays and graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size – and in areas where we can leverage our core expertise in other markets. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies, our customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management, “big data” analytics, midrange HPC systems and custom engineered solutions.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue. Product revenue from a small number of transactions generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth over several periods is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XE and Cray

XK families and our longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts on certain new initiatives such as storage and data management, “big data” analytics, midrange HPC systems and custom engineered solutions. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin. Our product gross profit margin increased from 32% for the three months ended March 31, 2011 to 40% during the same period in 2012 principally due to certain large, higher margin transactions, that also benefited from lower than anticipated component costs, in the first three months of 2012. Service gross profit margin decreased from 51% for the three months ended March 31, 2011 to 41% for the three months ended March 31, 2012. The decrease in service gross profit margin is due to higher incentive compensation expense in the first three months of 2012 and an additional $2.3 million in revenue recorded on a Custom Engineering contract in the first three months of 2011 where revenue was recorded on a cash basis.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development and contracted third-party research and development services. The level of government co-funding can vary significantly from quarter to quarter and year to year as we do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement largely due to varying milestone schedules, milestone completion risk and because funding from the U.S. government is subject to certain budget restrictions. Operating expenses for the three months ended March 31, 2012 were $18.7 million higher than for the same period in 2011, increasing from $18.1 million to $36.8 million. The increase in operating expenses was caused by higher incentive compensation of $3.8 million and $12.5 million less in recognized co-funding for research and development.

Liquidity and cash flows. Due to the variability in cash collections due to the timing of new contracts, product deliveries and acceptances, our cash position varies significantly from quarter to quarter and within a quarter. We closely monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Sustained profitability over annual periods is our primary objective and should improve our cash position.

Results of Operations

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2012	2011
Product revenue	$95,977	$16,696
Less: Cost of product revenue	57,550	11,317

Product gross profit	$38,427	$5,379

Product gross profit margin	40%	32%
Service revenue	$16,330	$23,171
Less: Cost of service revenue	9,601	11,350

Service gross profit	$6,729	$11,821

Service gross profit margin	41%	51%
Total revenue	$112,307	$39,867
Less: Total cost of revenue	67,151	22,667

Gross profit	$45,156	$17,200

Gross profit margin	40%	43%

Product Revenue

Product revenue for the three months ended March 31, 2012 was $96.0 million, primarily from sales of Cray XK6 and Cray XE6 systems. Product revenue for the three months ended March 31, 2011 was $16.7 million, primarily from sales of Cray XE6 systems. Product revenue for the three months ended March 31, 2012 increased by $79.3 million over the same prior year period primarily due to revenue of approximately $65 million for the upgrade at Oak Ridge National Laboratory being recognized in the first quarter of 2012.

Service Revenue

Service revenue for the three months ended March 31, 2012 was $16.3 million compared to $23.2 million for the same period in 2011. The decrease in service revenue is due to lower service revenue from our former Custom Engineering practices, particularly Special Purpose systems.

Cost of Product Revenue and Product Gross Profit

For the three months ended March 31, 2012, product gross profit increased $33.0 million, while product gross profit margin increased 8 percentage points to 40% compared to the same period in 2011. The increase in product gross profit was primarily due to the acceptance at Oak Ridge National Laboratory in the first three months of 2012. The gross profit margin percentage increase was driven by certain higher margin contracts, lower component costs and value realized from returned systems. These gross profit margin benefits were partially offset by a loss recorded on the write-off of inventory of approximately $1.5 million.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $1.7 million during the three months ended March 31, 2012 compared to the same period in 2011, due to lower service revenue in Custom Engineering. Service gross profit margin percentage decreased by 10 percentage points for the three month period ended March 31, 2012 to 41% as compared to the same period in 2011. The decrease in service gross profit margin percentage is due to higher incentive compensation expense in the first three months of 2012 and an additional $2.3 million in revenue recorded on a Custom Engineering contract in the first three months of 2011where revenue was recorded on a cash basis as our ability to collect payment was not reasonably assured and the related costs were incurred in a prior period.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2012	2011
Gross research and development expenses	$24,021	$19,218
Less: Amounts included in cost of revenue	(109)	(108)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(162)	(12,654)

Net research and development expenses	$23,750	$6,456

Percentage of total revenue	21%	16%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three months ended March 31, 2012, gross research and development expenses increased $4.8 million from the same period in 2011, due to higher headcount and higher incentive compensation. Net research and development expenses increased $17.3 million, primarily due to $12.5 million less in co-funding. Research and development amounts included in cost of revenue were $0.1 million for the first three months of 2012 and 2011.

In October 2011, we amended the Phase III agreement with the Defense Advances Research Projects Agency (DARPA). As with the previous Phase III agreement, we expect to receive reimbursement after the achievement of a series of predefined milestones culminating in the delivery of a prototype system. Consistent with the changes, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised down to $180.0 million. As of March 31, 2012, we had earned and received $158.0 million of reimbursement under the DARPA Phase III agreement, leaving $22 million to be earned and received. Assuming our development plans remain on schedule, we expect to earn and receive the remaining $22 million in 2012.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2012	2011
Sales and marketing	$7,873	$6,356
Percentage of total revenue	7%	16%
General and administrative	$5,130	$4,137
Percentage of total revenue	5%	10%

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2012 increased by $1.5 million from the same period in 2011, primarily due to increased headcount, higher commissions and higher incentive compensation.

General and Administrative. General and administrative expenses for the three months ended March 31, 2012 increased $1.0 million from the same period in 2011, primarily due to higher incentive compensation.

Restructuring

We eliminated approximately 50 positions in the first three months of 2011 and recorded a restructuring charge of $1.1 million. The restructuring was designed to rebalance our headcount to areas of more need in the future such as software development, custom engineering and customer service, and in select international geographies.

Other Income (Expense), net

For the three months ended March 31, 2012, we recognized net other income of $0.2 million compared to net other expense of $0.5 million for the same period in 2011. Net other income for the three months ended March 31, 2012 was principally the result of foreign currency transaction gains. Net other expense for the three months ended March 31, 2011 was principally the result of foreign currency transaction losses.

Interest Income (Expense)

Our interest income and interest expense for the three months ended March 31, 2012 and 2011, respectively, were (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income	$32	$36
Interest expense	(33)	(19)

Net interest income (expense)	$(1)	$17

Taxes

Cray’s effective tax rates were approximately 42% and negative 7% for the three months ended March 31, 2012 and 2011 respectively. The vast majority of our income tax expense will not be paid in cash as it is offset by net operating loss carryforwards that were generated in previous periods. Our effective tax rate for the three months ended March 31, 2012 was higher than the U.S. federal statutory rate primarily as a result of state taxes. Our effective tax rate for the three months ended March 31, 2011 was significantly lower that the U.S. federal statutory rate primarily as a result of the maintenance of a full valuation allowance against our U.S. deferred tax assets.

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

We received acceptances on a large number of systems in the final three months of 2011 and the first three months of 2012. The final payments for many of these systems were received in the first three months of 2012, including a relatively large payment from Oak Ridge National Laboratory, which resulted in an increase in cash and cash equivalents and restricted cash of $58.1 million from December 31, 2011 to March 31, 2012. These cash collections, largely offset by new advance billings on certain large systems being built in 2012, decreased accounts and other receivables from $72.4 million at December 31, 2011 to $63.9 million at March 31, 2012. Inventory increased from $97.9 million at December 31, 2011 to $121.2 million at March 31, 2012 as we build certain large systems to be installed in 2012, particularly the system for the National Center for Supercomputing Applications (NCSA). The current portion of deferred revenues increased to $82.1 million as of March 31, 2012 from $44.6 million at December 31, 2011, resulting principally from contractual rights to bill certain customers for a portion of the contract before full customer acceptance and related revenue recognition.

Cash and cash equivalents and restricted cash totaled $112.3 million at March 31, 2012 compared to $54.2 million at December 31, 2011. As of March 31, 2012, we had working capital of $146.7 million compared to $137.7 million as of December 31, 2011.

Cash flow information includes the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating Activities	$57,927	$64,838
Investing Activities	$(482)	$(976)
Financing Activities	$766	$561

Operating Activities. Net cash provided by operating activities was $57.9 million in the three months ended March 31, 2012 compared to net cash provided by operating activities of $64.8 million in the same period in 2011. For the three months ended March 31, 2012, cash provided by operating activities was principally the result of cash collections, including a relatively large payment from Oak Ridge National Laboratory, partially offset by purchases of inventory. For the three months ended March 31, 2011, cash provided by operating activities was principally the result of a large decrease in accounts receivable due to the receipt of final payments related to fourth quarter 2010 acceptances of multiple large systems.

Investing Activities. Net cash used in investing activities was $0.5 million in the first three months of 2012 compared to net cash used in investing activities of $1.0 million in the same period in 2011. For the three months ended March 31, 2012, net cash used in investing activities was due to purchases of property and equipment, partially offset by a decrease in restricted cash. For the three months ended March 31, 2011, net cash used in investing activities was due to purchases of property and equipment.

Financing Activities. Net cash provided by financing activities was $0.8 million in the three months ending March 31, 2012 compared to net cash provided by financing activities of $0.6 million in the same quarter in 2011. For the three months ended March 31, 2012 and March 31, 2011, cash provided by financing activities related to proceeds from stock option exercises and stock purchases pursuant to our employee stock purchase plan.

Over the next twelve months, we expect our significant cash requirements will relate to operational expenses, consisting primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business. The following table summarizes our contractual cash obligations as of March 31, 2012 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2012 (Less than 1 Year)	2013 - 2014	2015 - 2016	Thereafter
Development agreements	$3,818	$3,495	$323	$—	$—
Operating leases	25,367	3,232	8,049	7,434	6,652

Total contractual cash obligations	$29,185	$6,727	$8,372	$7,434	$6,652

We have a line of credit with Wells Fargo Bank, National Association of $3.5 million which has a maturity date of June 1, 2012. We also have a secured line of credit with Silicon Valley Bank in the amount of $25.0 million. The first $15.0 million is available at any time and the additional $10.0 million is available if certain minimum financial ratios are exceeded. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. We have made no draws and had no outstanding borrowings on either line of credit as of March 31, 2012.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2012, we incurred $1.7 million for such arrangements.

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

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2012 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Condensed Consolidated Statements of Comprehensive Income net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

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

As of March 31, 2012, we had approximately $125.3 million of net deferred tax assets, against which we provided a $110.7 million valuation allowance, resulting in a net deferred tax asset of $14.6 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period we could record a substantial tax provision or benefit in our Condensed Consolidated Statement of Comprehensive Income when that occurs.

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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2012, we had entered into forward exchange contracts that hedge approximately $17.6 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2012, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.7 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q and in our 2011 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

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

•	our ability to secure orders for our Cray XE6/Cray XE6m, Cray XK6/Cray XK6m and “Cascade” systems as well as upgrades and successor systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData division and storage and data management business;

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

The failure to complete the sale of certain interconnect hardware assets to Intel Corporation may result in a decrease in the market value of our common stock and have a material adverse affect on our business, financial condition and results of operations. We recently announced that we entered into an agreement to sell certain interconnect hardware assets, and to transfer up to 74 employees, to Intel Corporation, in exchange for $140 million in cash. The completion of this transaction is subject to customary closing conditions. If applicable closing conditions are not satisfied and if we are unable to close the transaction, we will not receive the expected proceeds from the sale, and we may be subject to a number of additional risks, including the following:

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;

•	our relationships with our customers, suppliers and employees may be damaged; and

•	our business and our operating results may be adversely impacted.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operations, and the market value of our common stock may decline.

Additionally, we have incurred substantial transaction costs and diversion of management resources in connection with the transaction, and we will continue to do so until the closing. As a result, we may be unable to respond effectively to competitive and other market pressures, industry developments and future opportunities.

We may not realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel Corporation, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. Additionally, the process of transitioning our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

•	harm to our ability to compete in relevant markets or in customer perception of our products;

•	delays in delivering our products as a result of supply difficulties or other factors;

•	loss of too many key employees;

•	unanticipated costs, adverse tax consequences and unforeseen accounting charges or fluctuations;

•	exposure to potential liabilities to third parties or Intel, or claims for indemnification by Intel, including with respect to third-party litigation matters;

•	failure to successfully further develop our current products or disruption to our current or future product roadmaps and ongoing business;

•	delays and difficulties in receiving key components for our products from suppliers, including Intel;

•	loss of customers, vendors or alliances; and

•	failure to create shareholder value with the additional cash resources.

If we fail to realize the expected benefits from the transaction, or to minimize the expected risks of the transaction, whether as a result of unidentified risks or other unforeseen events, our business, results of operations and financial condition could be adversely affected.

If we are unable to complete and obtain acceptance on the final DARPA milestones when or as expected or at all, our net research and development expenditures would increase significantly and our operating results would be adversely affected. The DARPA HPCS program calls for the delivery of a prototype system in late 2012, and currently provides for a contribution by DARPA to us of up to $180 million assuming we meet certain milestones, $158 million of which we had already earned as of March 31, 2012, leaving $22 million to be earned through three milestones in the remainder of 2012. In February of 2010, the total possible contribution from DARPA over the term of the HPCS program was reduced from $250 million to $190 million and, in October 2011, it was further reduced to $180 million. If the completion of any remaining development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestones, or one or more milestone payments are delayed, reduced and/or eliminated or the program is terminated for any reason, our cash flows and expenses would be adversely impacted. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. We incurred some delays in payments for program milestones by DARPA in 2007 and 2008; in addition, as a result of our discussions with DARPA on the changes in scope and program schedule, results for the third and fourth quarters of 2009 and full-year 2009 were adversely impacted by delays in completing development milestones. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, a delay in the timing of milestones or a decision to terminate the program before completion.

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our YarcData division, midrange HPC systems and storage and data management business, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on data analytics and storage and data management opportunities originally developed from our Custom Engineering business and selling our Cray XE6m and Cray XK6m systems into the midrange supercomputing segment. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. The Cray XE6m, Cray XK6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as in relatively new commercial market segments. These data analytics and storage and data management opportunities and our Cray XE6m/Cray XK6m (and successor systems) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2009, 2010, 2011 and the first three months of 2012, approximately 72%, 62%, 54% and 76% respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty, the downgrading of U.S. government debt, the political climate in a U.S. presidential election year focusing on cutting or limiting budgets and their effect on government budgets, the effects of Congressional failures or successes in addressing budgetary concerns, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

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

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. In addition, our Cray XE6 and Cray XE6m systems are based on certain AMD Opteron processors. Certain delays in the availability of acceptable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, including in 2011, and could adversely affect future results. In particular, planned upgrades to and variants of our Cray XK6 and Cray XK6m systems are dependent upon the NVIDIA “Kepler” graphics processors. If we are unable to obtain adequate quantities of this processor when needed or meet the anticipated specifications, our revenue in 2012 and in subsequent periods would be adversely affected.

If the potential transaction with Intel is not consummated and we are unable to secure additional government research and development funding, our desired strategy would be adversely affected and our ability to conduct research and development would decrease. The significant government research and development funding we receive from the DARPA HPCS program is scheduled to end in 2012. If the potential transaction with Intel is not consummated and we are unable to secure sufficient additional government research and development funding beyond 2012, in particular funding targeted for “exascale” computing initiatives, or similar next-generation technology development government initiatives or secure other forms of funding, our current strategy would be adversely affected and our ability to continue research and development efforts on next-generation systems would decrease.

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products, such as Appro. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m, Cray XK6 and successor systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013 in our “Cascade” systems.

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2009, 2010, 2011 and the first three months of 2012, 72%, 62%,

54% and 76% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

Our U.S. government contract costs are subject to audits by U.S. government agencies. U.S. government representatives may audit the costs we incur on our U.S. government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If any audit uncovers improper or illegal activities or non-compliance with the terms of a specific contract, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

Provisions of our Restated Articles of Incorporation and Amended and Restated Bylaws could make a proposed acquisition of Cray that is not approved by our Board of Directors more difficult. Provisions of our Restated Articles of Incorporation and Amended and Restated Bylaws could make it more difficult for a third-party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Amended and Restated Bylaws provide for:

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 12, 2007)

3.2	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 19, 2012)

10.1	Offer Letter from the Company to Arvind Parthasarathi, dated January 13, 2012

10.2	Offer Letter from the Company to William C. Blake, dated March 26, 2012

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

Date: April 26, 2012	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date: April 26, 2012	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date: April 26, 2012	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer