Form 10-Q
period 2012-06-30
CRAY INC
filed 2012-07-31
CIK 949158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of July 27, 2012, there were 38,457,538 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$219,459	$50,411
Restricted cash	3,500	3,776
Accounts and other receivables, net	101,695	72,381
Inventory	131,537	97,881
Prepaid expenses and other current assets	11,986	12,932

Total current assets	468,177	237,381

Property and equipment, net	16,624	16,462
Service inventory, net	1,506	1,611
Deferred tax assets	13,042	13,352
Other non-current assets	13,014	14,293

TOTAL ASSETS	$512,363	$283,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,153	$38,328
Accrued payroll and related expenses	19,603	11,270
Other accrued liabilities	12,754	5,414
Deferred revenue	83,316	44,636

Total current liabilities	152,826	99,648

Long-term deferred revenue	29,631	14,184
Other non-current liabilities	2,494	2,453

TOTAL LIABILITIES	184,951	116,285
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	0	0
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 38,100,662 and 36,763,379 shares, respectively	572,672	564,148
Accumulated other comprehensive income	6,168	6,480
Accumulated deficit	(251,428)	(403,814)

TOTAL SHAREHOLDERS’ EQUITY	327,412	166,814

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,363	$283,099

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$68,516	$47,654	$164,493	$64,350
Service	15,667	20,266	31,997	43,437

Total revenue	84,183	67,920	196,490	107,787

Cost of revenue:
Cost of product revenue	39,521	31,638	97,071	42,955
Cost of service revenue	10,167	10,528	19,768	21,878

Total cost of revenue	49,688	42,166	116,839	64,833

Gross profit	34,495	25,754	79,651	42,954

Operating expenses:
Research and development, net	6,893	18,464	30,643	24,920
Sales and marketing	10,233	6,373	18,106	12,729
General and administrative	4,971	3,777	10,101	7,914
Restructuring	0	58	0	1,176

Total operating expenses	22,097	28,672	58,850	46,739

Net Gain on sale of Interconnect Hardware Development Program	139,068		139,068

Income (loss) from operations	151,466	(2,918)	159,869	(3,785)
Other income (expense), net	245	193	465	(350)
Interest income, net	37	23	36	40

Income (loss) before income taxes	151,748	(2,702)	160,370	(4,095)
Income tax expense	(4,326)	(256)	(7,984)	(348)

Net income (loss)	$147,422	$(2,958)	$152,386	$(4,443)

Basic net income (loss) per common share	$4.05	$(0.08)	$4.24	$(0.13)

Diluted net income (loss) per common share	$3.91	$(0.08)	$4.12	$(0.13)

Basic weighted average shares outstanding	36,367	35,040	35,947	34,911

Diluted weighted average shares outstanding	37,682	35,040	36,956	34,911

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$147,422	$(2,958)	$152,386	$(4,443)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	210	(231)	325	(96)
Unrealized gain (loss) on cash flow hedges	562	(1,203)	(195)	(3,634)
Reclassification adjustments on cash flow hedges included in net income	(53)	—	(442)	1,016

Other comprehensive income (loss)	719	(1,434)	(312)	(2,714)

Comprehensive income (loss)	$148,141	$(4,392)	$152,074	$(7,157)

See accompanying notes

CRAY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$152,386	$(4,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,047	4,279
Loss on disposal of fixed assets	10	141
Net gain on sale of interconnect hardware development program	(139,068)	0
Share-based compensation expense	2,435	2,106
Inventory write-down	2,329	—
Deferred income taxes	2,870	63
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	(29,234)	85,577
Inventory	(37,869)	488
Prepaid expenses and other assets	(425)	1,483
Accounts payable	(1,172)	2,466
Accrued payroll and related expenses and other accrued liabilities	15,079	(13,437)
Other non-current liabilities	41	710
Deferred revenue	54,276	(3,906)

Net cash provided by operating activities	25,705	75,527
Investing activities:
Decrease in restricted cash	276	135
Proceeds from the sale of interconnect hardware development program, net	139,225	0
Purchases of property and equipment	(2,315)	(2,276)

Net cash provided by (used in) investing activities	137,186	(2,141)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	196	186
Proceeds from exercises of stock options	5,893	552

Net cash provided by financing activities	6,089	738
Effect of foreign exchange rate changes on cash and cash equivalents	68	322

Net increase in cash and cash equivalents	169,048	74,446
Cash and cash equivalents:
Beginning of period	50,411	57,381

End of period	$219,459	$131,827

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$47
Cash paid for income taxes	$799	$1,443
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,884	$751

See accompanying notes

CRAY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Products. The Company recognizes revenue from sales of products upon customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist.

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

Project Revenue. Revenue from design and build contracts is recognized under the percentage-of-completion, (or POC method). Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. The Company performs ongoing profitability analyses of its contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011 and the Company adopted this guidance during the three months ended March 31, 2012. The Company has elected to present a separate Condensed Consolidated Statements of Comprehensive Income.

Note 3 — Sale of Interconnect Hardware Development Program

On May 2, 2012, the Company sold its interconnect hardware development program to Intel Corporation (“Intel”) for cash consideration of $140 million. As part of the transaction, 73 of the Company’s employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. The Company retained certain rights to use the transferred assets and intellectual property. As a result of the sale, the Company recorded a gain of $139.1 million in “Net Gain on Sale of Interconnect Hardware Development Program” on the Condensed Consolidated Statements of Operations in the three and six month periods ended June 30, 2012.

Note 4 — Fair Value Measurement

Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$222,959	$222,959	$0
Foreign exchange forward contracts (1)	1,395	0	1,395

Assets measured at fair value at June 30, 2012	$224,354	$222,959	$1,395

Liabilities:
Foreign exchange forward contracts (2)	$36	$0	$36

Liabilities measured at fair value at June 30, 2012	$36	$0	$36

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.
(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives

The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

As of June 30, 2012, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 18.7 million Euro and 745.4 million of Japanese yen and hedged foreign currency exposure of approximately $34.5 million. Cash receipts associated with the hedged contracts are expected to be received from 2012 through 2014, during which time the revenue on the associated sales contracts is expected to be recognized.

As of December 31, 2011, the outstanding notional amounts were approximately 3.5 million British pound sterling, 33.7 million Euro and 20.6 million Norwegian krona and hedged foreign currency exposure of approximately $55.8 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2012	Fair Value as of December 31, 2011
Foreign currency contracts	Prepaid expenses and other current assets	$1,315	$2,117
Foreign currency contracts	Other non-current assets	80	$1,134
Foreign currency contracts	Other accrued liabilities	(7)	$(3)
Foreign currency contracts	Other non-current liabilities	(29)	—

Total derivatives classified as hedging instruments		$1,359	$3,248

As of June 30, 2012 and December 31, 2011, foreign currency gains of $1.4 million and $2.1 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2012, the Company recorded $53,000 and $0.4 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three and six months ended June 30, 2011, the Company recorded $0 and $1.0 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

Note 5 — Earnings (Loss) Per Share (“EPS”)

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

For the three and six month periods ended June 30, 2011, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six-month periods ended June 30, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.3 million and 1.0 million, respectively. For the three and six-month periods ended June 30, 2011, potential gross common shares of 4.3 million were antidilutive and not included in computing diluted EPS. For the three and six-month periods ended June 30, 2012, potential gross common shares of 0.2 million and 0.8 million, respectively, were antidilutive and not included in computing diluted EPS.

Note 6 — Accounts and Other Receivables, Net

Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade accounts receivable	$70,363	$34,927
Unbilled receivables	685	7,307
Advance billings	30,189	24,490
Other receivables	494	5,767

	101,731	72,491
Allowance for doubtful accounts	(36)	(110)

Accounts and other receivables, net	$101,695	$72,381

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.

As of June 30, 2012 and December 31, 2011, accounts receivable included $36.2 million and $32.2 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.3 million and $0.7 million were unbilled as of June 30, 2012 and December 31, 2011, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2012, one non-U.S. government customer accounted for 57% of total accounts receivable. As of December 31, 2011, one non-U.S. government customers accounted for 30% of total accounts receivable.

Note 7 — Inventory

Inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Components and subassemblies	$18,486	$29,402
Work in process	8,623	19,956
Finished goods	104,428	48,523

Total	$131,537	$97,881

Finished goods inventory of $103.8 million and $47.9 million was located at customer sites pending acceptance as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, one customer accounted for $88.5 million, and at December 31, 2011, two customers accounted for $46.4 million of finished goods inventory.

During the three and six months ended June 30, 2012, the Company wrote off $0.8 million and $2.3 million of inventory, related to the Cray XE and Cray XK product lines. There were no write offs during the three and six months ended June 30, 2011.

Note 8 — Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred product revenue	$68,715	$22,068
Deferred service revenue	44,232	36,752

Total deferred revenue	112,947	58,820
Less long-term deferred revenue	(29,631)	(14,184)

Deferred revenue in current liabilities	$83,316	$44,636

As of June 30, 2012, three customers accounted for 67% of total deferred revenue. At December 31, 2011, three customers accounted for 50% of total deferred revenue.

Note 9 — Share-Based Compensation

The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.

The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted in the three or six month periods ended June 30, 2011, no calculation was performed. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Risk-free interest rate	0.5%	0.6%
Expected dividend yield	0%	0%
Volatility	74.9%	75.3%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$6.20	$5.42

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and six month periods ended June 30, 2012 was 10%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product revenue	$7	$46	$17	$98
Cost of service revenue	69	99	134	207
Research and development, net	261	302	543	638
Sales and marketing	354	99	617	240
General and administrative	551	439	1,124	923

Total	$1,242	$985	$2,435	$2,106

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	3,417,920	$6.28
Grants	25,500	9.81
Exercises	(1,057,768)	$5.57
Cancellations	(104,329)	$9.95

Outstanding at June 30, 2012	2,281,323	$6.49	7.0 years

Exercisable at June 30, 2012	1,260,763	$7.19	6.0 years

Available for grant at June 30, 2012	2,413,306

As of June 30, 2012, there was $14.0 million of aggregate intrinsic value of outstanding stock options, including $7.4 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2012 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. During the three and six months ended June 30, 2012, stock options covering 915,630 and 1,057,768 shares of common stock, respectively, with a total intrinsic value of $4.9 million and $5.4 million, respectively, were exercised. During the three and six months ended June 30, 2011, stock options covering 20,616 and 111,887 shares of common stock, respectively, with a total intrinsic value of $41,227 and $266,146, respectively, were exercised.

A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the six month period ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,302,414	$5.47
Granted	253,447	9.36
Forfeited	(104)	6.55
Vested	(371,019)	5.93

Outstanding at June 30, 2012	1,184,738	$6.16

The aggregate fair value of restricted stock vested during the six months ended June 30, 2012 was $4.0 million.

As of June 30, 2012, the Company had $7.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

Note 10 — Taxes

The Company recorded income tax expense of $4.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2012. The primary reason for the difference between the expected statutory rate of 35% and the actual tax rates of 3% and 5% for the three and six months ended June 30, 2012 is that the gain from the sale of the Company’s interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company’s deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of the Company’s Canadian operations, resulted in the Company’s ability to experience a relatively small tax consequence from the sale.

The Company recorded income tax expense of $0.3 million and $0.3 million, respectively, for the three and six months ended June 30, 2011. The tax expense for the three and six months ended June 30, 2011 was primarily attributable to foreign income taxes payable.

During the three months ended June 30, 2012 the Company reduced the valuation allowance established at December 31, 2011 held against its U.S. deferred tax assets by $0.5 million based upon an evaluation of all available positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which it operates. As a result of an improved business forecast over the next few quarters and the impact that the sale of the Company’s interconnect hardware development program will have on its business, the Company concluded that it was more likely than not that additional deferred tax assets would be realized in future years.

The Company continues to provide a full valuation allowance against its net operating losses and other net deferred taxes in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not.

If management’s conclusion about the realizability of the Company’s deferred tax assets changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.

Note 11 —Segment Information

The Company has undergone an organizational change and, beginning in 2012, has the following two reportable business segments: HPC Systems and Maintenance and Support. Those operating activities that do not meet the definition of a reportable segment are reported in Other below. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.

HPC Systems

HPC Systems includes a suite of highly advanced systems, including the Cray XE6, Cray XE6m, Cray XK6, and Cray XK6m, which are used by single users all the way up through large research centers.

Maintenance and Support

Maintenance and Support provides ongoing maintenance of Cray systems and systems analysts to help customers achieve their mission objectives.

Other

Included within Other is the Company’s YarcData division, Storage and Data Management and the former Special Purpose Systems practice of Custom Engineering which is now referred to as Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
HPC Systems	$58,065	$46,064	$152,563	$62,017
Maintenance and Support	14,963	15,955	30,013	31,315
Other	11,155	5,901	13,914	14,455

Total revenue	$84,183	$67,920	$196,490	$107,787

Cost of Revenue:
HPC Systems	$33,420	$30,549	$89,829	$41,271
Maintenance and Support	9,809	8,093	18,872	15,977
Other	6,459	3,524	8,138	7,585

Total cost of revenue	$49,688	$42,166	$116,839	$64,833

Gross Profit:
HPC Systems	$24,645	$15,515	$62,734	$20,746
Maintenance and Support	5,154	7,862	11,141	15,338
Other	4,696	2,377	5,776	6,870

Total gross profit	$34,495	$25,754	$79,651	$42,954

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

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended June 30,
Product revenue	$45,244	$39,739	$23,272	$7,915	$68,516	$47,654
Service revenue	9,738	13,687	5,929	6,579	15,667	20,266

Total revenue	$54,982	$53,426	$29,201	$14,494	$84,183	$67,920

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Six months ended June 30,
Product revenue	$122,476	$47,219	$42,017	$17,131	$164,493	$64,350
Service revenue	19,698	31,038	12,299	12,399	31,997	43,437

Total revenue	$142,174	$78,257	$54,316	$29,530	$196,490	$107,787

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $9.2 million and $94.4 million, respectively, for the three and six months ended June 30, 2012, compared to approximately $51.7 million and $73.9 million, respectively, for the three and six months ended June 30, 2011. For the six months ended June 30, 2012, one commercial customer in the U.S. accounted for 24% of total revenue and one customer in Canada accounted for 11% of total revenue. For the six months ended June 30, 2011, no customer other than the U.S. government accounted for more than 10% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We design, develop, manufacture, market and service high-performance computing, or HPC, systems, commonly known as supercomputers, and provide storage solutions and engineering services related to HPC systems and solutions to our customers, which include government agencies, academic institutions and commercial entities. Our supercomputer systems provide capability and sustained performance far beyond typical server-based computer systems and address challenging scientific, engineering, commercial and national security computing problems. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and expand our addressable market in areas where we can leverage our experience and technology, such as storage and data management, “big data” graph analytics, technical enterprise/midrange supercomputing systems and custom engineered solutions.

Summary of First Six Months of 2012 Results

Total revenue increased $88.7 million for the first six months of 2012 compared to the first six months of 2011, from $107.8 million to $196.5 million, largely due to increased product revenue of $100.1 million. The increase in product revenue was primarily due to the revenue for the first phase of the upgrade at Oak Ridge National Laboratory that was recognized in the first three months of 2012. The increase in product revenue was partially offset by an $11.4 million decrease in service revenue, principally due to lower service revenue from our former Special Purpose Systems practice.

Net income for the first six months of 2012 was $152.4 million compared to a net loss of $4.4 million for the same period in 2011. The increase in net income was primarily attributable to the $139.1 million gain on the sale of our interconnect hardware development program to Intel and an increase in gross profit of $36.7 million. These were partially offset by an increase in income tax expense of $7.6 million and higher incentive compensation of $11.0 million.

Net cash provided by operating activities was $25.7 million for the first six months of 2012 compared to net cash provided by operating activities of $75.5 million for the first six months of 2011. Cash provided from operating activities in the first six months of 2012 was driven by large cash collections from multiple customers that accepted large systems in the fourth quarter of 2011 and first quarter of 2012, particularly the first phase of the upgrade at Oak Ridge National Laboratory. Cash provided by operating activities was partially offset by significant inventory purchases. Cash and cash equivalents, including restricted cash balances, were $223.0 million as of June 30, 2012 compared to $54.2 million as of December 31, 2011. The increase in cash and cash equivalents was principally from the $140 million in proceeds from the sale of our interconnect hardware development program and large cash collections, partially offset by a large increase in inventory.

Market Overview and Challenges

Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including increased usage of many-core processors and growing use of accelerators, as the rate of per-core performance increase slows; and

•	Data needs growing faster than computational needs, which is driving the need for “Big Data”.

Several of these trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking, such as Infiniband and Ethernet, and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment.

In the markets for the largest systems, those costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors and accelerators, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as graphics processing units, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size – and in areas where we can leverage our core expertise in other markets. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we intend to expand our addressable market by leveraging our technologies, our customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management, “big data” graph analytics through our YarcData subsidiary, technical enterprise/midrange supercomputing systems and custom engineered solutions.

Key Performance Indicators

Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue. Product revenue from a small number of transactions generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this quarterly report on Form 10-Q, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth over several sequential periods is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XE family and our longer-term product roadmap are efforts to increase product revenue. We also plan to increase our engineering services offerings and market new products, such as the Cray XE6m and successor systems, to increase revenue. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.

Gross profit margin. Our product gross profit margin increased from 33% for the six months ended June 30, 2011 to 41% during the same period in 2012 principally due to a small number of high margin transactions and lower component costs. Service gross profit margin decreased from 50% for the six months ended June 30, 2011 to 38% for the six months ended June 30, 2012. The decrease in service gross profit margin was due to higher incentive compensation in 2012 and an additional $3.5 million in revenue recorded on a Custom Engineering contract in the first six months of 2011 where revenue was recorded on the cash basis as our ability to collect payment was not reasonably assured.

Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services and the level of incentive compensation accrued. The level of government co-funding can vary significantly from quarter to quarter and year to year as we do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement largely due to varying milestone schedules, milestone completion risk and because funding from the U.S. government is subject to certain budget restrictions. Incentive compensation, excluding sales commissions, is recorded based on year-to-date operating income relative to the expected full year operating income. Operating expenses for the six months ended June 30, 2012 were $12.1 million higher than for the same period in 2011, increasing from $46.7 million to $58.9 million. The increase in operating expenses was caused by higher incentive compensation of $8.8 million, higher commissions as well as investments in new initiatives. These were partially offset by a $1.9 million increase in recognized co-funding R&D credits in 2012 and a non-recurring restructuring expense of $1.2 million in 2011.

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

Results of Operations

Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash and inventory are expected to vary significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins

Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue	$68,516	$47,654	$164,493	$64,350
Less: Cost of product revenue	39,521	31,638	97,071	42,955

Product gross profit	$28,995	$16,016	$67,422	$21,395

Product gross profit margin	42%	34%	41%	33%
Service revenue	$15,667	$20,266	$31,997	$43,437
Less: Cost of service revenue	10,167	10,528	19,768	21,878

Service gross profit	$5,500	$9,738	$12,229	$21,559

Service gross profit margin	35%	48%	38%	50%
Total revenue	$84,183	$67,920	$196,490	$107,787
Less: Total cost of revenue	49,688	42,166	116,839	64,833

Total gross profit	$34,495	$25,754	$79,651	$42,954

Total gross profit margin	41%	38%	41%	40%

Product Revenue

Product revenue for the three and six months ended June 30, 2012 was $68.5 million and $164.5 million, respectively, primarily from sales of Cray XE6, Cray XK6 and Sonexion storage systems. Product revenue for the three and six months ended June 30, 2011 was $47.7 million and $64.4 million, respectively, primarily from sales of Cray XE systems and XE system upgrades. Product revenue for the six months ended June 30, 2012 was significantly higher than the prior year period primarily due to the recognition of revenue for several large systems in the six months ended June 30, 2012, including revenue of approximately $65 million for the first phase of the upgrade at Oak Ridge National Laboratory and a significant product sale to a commercial customer.

Service Revenue

Service revenue for the three months ended June 30, 2012 was $15.7 million compared to $20.3 million for the same period in 2011. Service revenue for the six months ended June 30, 2012 was $32.0 million compared to $43.4 million for the same period in 2011, a decrease of $11.4 million. The decrease in service revenue was primarily due to lower service revenue from our former Custom Engineering practices, particularly Special Purpose Systems.

Cost of Product Revenue and Product Gross Profit

For the three and six months ended June 30, 2012, cost of product revenue increased $7.9 million and $54.1 million, respectively, as a result of higher product revenues from the same period in 2011. For the three months ended June 30, 2012, product gross profit margin increased eight percentage points to 42% from the same period in 2011. The increase in product gross profit margin for the three months ended June 30, 2012 was attributable to a small number of large, higher margin transactions and lower costs on certain commodity components, partially offset by $0.8 million in inventory write-downs. Historical product gross profit margins may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit

Cost of service revenue decreased $0.4 million and service gross profit margin decreased by 13 percentage points to 35% during the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, cost of service revenue decreased $2.1 million and service gross profit margin decreased by 12 percentage points to 38% compared to the same period in 2011. The decrease in service gross profit margin percentage was due to higher incentive compensation expense in 2012 and an additional $3.5 million in revenue recorded on a Custom Engineering contract in the first six months of 2011where revenue was recorded on a cash basis as our ability to collect payment was not reasonably assured and the related costs were incurred in a prior period.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross research and development expenses	$22,015	$19,187	$46,037	$38,405
Less: Amounts included in cost of revenue	(122)	(108)	(232)	(216)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(15,000)	(615)	(15,162)	(13,269)

Net research and development expenses	$6,893	$18,464	$30,643	$24,920

Percentage of total revenue	8%	27%	16%	23%

Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.

For the three and six months ended June 30, 2012, gross research and development expenses increased $2.8 million and $7.6 million, respectively, from the same period in 2011, due to higher research and development on our uRiKA product and higher incentive compensation. The total of reimbursed research and development expense and amounts included in cost of revenue increased $14.4 million and $1.9 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to higher reimbursement from our ongoing Defense Advanced Research Projects Agency, or DARPA, High Productivity Computing Systems program. As a result of the sale of our interconnect hardware intellectual property and the transfer of 73 personnel to Intel, we currently expect that gross research and development expenses should be somewhat lower for the remainder of 2012.

In October 2011, we amended the Phase III agreement with DARPA. As with the previous Phase III agreement, we expect to receive reimbursement after the achievement of a series of predefined milestones culminating in the delivery of a prototype system. Consistent with the changes, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised down to $180.0 million. As of June 30, 2012, we had earned and received $173.0 million of reimbursement under the DARPA Phase III agreement, leaving $7.0 million to be earned and received. Assuming our development plans remain on schedule, we expect to earn the remaining $7.0 million in the fourth quarter of 2012.

Sales and Marketing and General and Administrative Expenses

Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales and marketing	$10,233	$6,373	$18,106	$12,729
Percentage of total revenue	12%	9%	9%	12%
General and administrative	$4,971	$3,777	$10,101	$7,914
Percentage of total revenue	6%	6%	5%	7%

Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2012 increased $3.9 million and $5.4 million, respectively, from the same periods in 2011, primarily due to higher headcount, commissions, and accrued incentive compensation.

General and Administrative. General and administrative expense for the three and six months ended June 30, 2012 increased $1.2 million and $2.2 million, respectively, from the same periods in 2011, primarily due to higher accrued incentive compensation.

Restructuring

We eliminated approximately 50 positions in the first quarter of 2011 and recorded a restructuring charge of $1.2 million for the six months ended June 30, 2011. The restructuring was designed to rebalance our headcount to areas of more need in the future such as software development, “Big Data”, storage, and customer service, and in select international geographies.

Sale of Interconnect Hardware Development Program

On May 2, 2012, we sold our interconnect hardware development program to Intel for cash consideration of $140 million. As part of the transaction, 73 of our employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. We retained certain rights to use the transferred assets and intellectual property. As a result of the sale, we recorded a gain of $139.1 million for the three and six month periods ended June 30, 2012.

Other Income (Expense), net

For the three months ended June 30, 2011 and 2012, we recognized net other income of $0.2 million. For the six months ended June 30, 2012, we recognized net other income of $0.5 million compared to net other expense of $0.4 million for the same period in 2011. Net other income and expense for the three and six months ended June 30, 2012 and 2011 was principally the result of foreign currency transaction gains and losses.

Interest Income, net

Our interest income and interest expense for the three and six months ended June 30, 2012 and 2011, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$79	$76	$110	$156
Interest expense	(42)	(53)	(74)	(116)

Interest income, net	$37	$23	$36	$40

Taxes

Cray’s effective tax rates were approximately 3% and 5% for the three and six months ended June 30, 2012 compared to (9%) and (8%) for the three and six months ended June 30, 2011.

The primary reason for the difference between the expected statutory rate of 35% and our actual tax rates of 3% and 5% for the three and six months ended June 30, 2012 was that our gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of the Company’s Canadian operations, resulted in our ability to experience a relatively small tax consequence from the sale.

Our effective tax rate for the three and six months ended June 30, 2011 was primarily attributable to foreign income taxes payable.

Liquidity and Capital Resources

We generate cash from operations predominantly from the sale of high performance computing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. In the second quarter of 2012, we received proceeds of $140 million from the sale of our interconnect hardware development program. The material changes in certain of our balance sheet accounts are due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.

Cash and cash equivalents and restricted cash increased by $168.8 million from December 31, 2011 to June 30, 2012. The increase is attributable to the $140 million received from the sale of our interconnect hardware development program to Intel and large collections from systems that accepted in the fourth quarter of 2011 and the first quarter of 2012, including the first phase of the upgrade at Oak Ridge National Laboratory. Partially offsetting these items was an increase in inventory from $97.9 million at December 31, 2011 to $131.5 million at June 30, 2012. Accounts and other receivables also increased from $72.4 million at December 31, 2011 to $101.7 million at June 30, 2012.

Accrued payroll and related expenses increased from $11.3 million at December 31, 2011 to $19.6 million at June 30, 2012 primarily due to higher accruals for incentive compensation of $11.0 million. The current portion of deferred revenues increased to $83.3 million as of June 30, 2012 from $44.6 million at December 31, 2011, resulting principally from advance payments billed to customers prior to acceptance of the associated system.

Cash and cash equivalents and restricted cash totaled $223.0 million at June 30, 2012 compared to $54.2 million at December 31, 2011. As of June 30, 2012, we had working capital of $315.4 million compared to $137.7 million as of December 31, 2011.

Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$25,705	$75,527
Investing Activities	$137,186	$(2,141)
Financing Activities	$6,089	$738

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $25.7 million compared to net cash provided by operating activities of $75.5 million for the same period in 2011. For the six months ended June 30, 2012, net cash provided by operating activities was principally the result of high cash collections from customers partially offset by a large increase in inventory. For the six months ended June 30, 2011, net cash provided by operating activities was principally the result of decreases in accounts receivable as payments were received for certain large-scale systems previously accepted.

Investing Activities. Net cash provided by investing activities was $137.2 million for the six months ended June 30, 2012, compared to net cash used in investing activities of $2.1 million for the same 2011 period. Net cash provided by investing activities for the six months ended June 30, 2012 was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs. Net cash used by investing activities for the six months ended June 30, 2011 was principally due to purchases of property and equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2012 was $6.1 million, compared to net cash provided by financing activities of $0.7 million for the same period in 2011. Net cash provided by financing activities for the six months ended June 30, 2012 resulted primarily from cash received from the issuance of common stock from the exercise of options. Net cash provided by financing activities for the six months ended June 30, 2011 resulted primarily from cash received from the issuance of common stock from the exercise of options and through our employee stock purchase plan.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2012 (Less than 1 Year)	2013-2014	2015-2016	Thereafter
Development agreements	$2,619	$2,296	$323	$0	$0
Operating leases	24,268	2,134	8,049	7,434	6,651

Total contractual cash obligations	$26,887	$4,430	$8,372	$7,434	$6,651

We have a line of credit with Wells Fargo Bank of $3.5 million, which has a maturity date of June 1, 2013. In September 2010, we entered into a secured line of credit with Silicon Valley Bank in the amount of $25 million. The first $15 million is available at any time and the additional $10 million is available if certain minimum financial ratios are met. Our line of credit with Silicon Valley Bank has a maturity date of September 13, 2012. In connection with this line of credit, a blanket lien has been granted in substantially all assets. We have made no draws and had no outstanding borrowings on either line of credit as of June 30, 2012.

In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six months ended June 30, 2012, we incurred $0.9 million and $2.6 million for such arrangements, respectively.

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

Critical Accounting Policies and Estimates

This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2012 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.

Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value and selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-

funded engineering contracts and prepaid engineering services, realization of accounts receivable, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, realization of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.

Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.

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

Project Revenue. Revenue from design and build contracts is recognized under the percentage-of-completion (or POC method). Under the POC method, revenue is recognized based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are recorded in income in the period in which the circumstances that gave rise to the revision become known by management. We perform ongoing profitability analyses of our contracts accounted for under the POC method in order to determine whether the latest estimates of revenue, costs and extent of progress require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

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

The individual milestones are determined to be substantive or non-substantive in their entirety and milestone consideration is not bifurcated.

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

As of June 30, 2012, we had approximately $105.1 million of net deferred tax assets, against which we provided a $90.4 million valuation allowance, resulting in a net deferred tax asset of $14.7 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.

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

Interest Rate Risk: We invest our available cash principally in highly liquid investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments in our investment portfolio. We protect and preserve invested funds by limiting default, liquidity, market and reinvestment risk.

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2012, we were a party to forward exchange contracts that hedged approximately $34.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2012, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a system sale to the University of Illinois’ National Center for Supercomputing Applications planned for acceptance in the last three months of 2012 accounts for approximately $150 million of our anticipated revenue in fiscal 2012. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding (such as from our DARPA, High Productivity Computing Systems, or HPCS program) can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.

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

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•

successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XK6 systems, including the systems delivered or to be delivered to the University of Illinois’ National Center for Supercomputing Applications and the Department of Energy’s Oak Ridge National Laboratory;

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

•	our ability to secure orders for our Cray XE6/Cray XE6m, Cray XK6/Cray XK6m and “Cascade” systems as well as upgrades and successor systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData subsidiary and storage and data management business;

•

our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the remaining milestone under our DARPA HPCS program;

•

our ability to secure additional government funding for future development projects such as funding targeted for “exascale” computing initiatives as the DARPA HPCS program is expected to be completed shortly;

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

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our YarcData subsidiary, technical enterprise/midrange HPC systems and storage and data management business, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities originally developed from our former Custom Engineering business and selling our Cray XE6m and Cray XK6m systems into the technical enterprise/midrange supercomputing segment. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. The Cray XE6m, Cray XK6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as in relatively new commercial market segments. These data analytics and storage and data management opportunities and our Cray XE6m/Cray XK6m (and successor systems) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts.

If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2009, 2010, 2011 and the first six months of 2012, approximately 72%, 62%, 54% and 48%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty, the downgrading of U.S. government debt, the political climate in a U.S. presidential election year focusing on cutting or limiting budgets and their effect on government budgets, the effects of Congressional failures or successes in addressing budgetary concerns, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.

Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies, including integrated circuit design and verification. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•

If a supplier does not provide components that meet our specifications in sufficient quantities on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during the last three months of 2011 and adversely affected our efforts to complete the acceptance process on the Cray XK6 upgrade at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011;

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

If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products, such as Appro. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m and Cray XK6 systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013 in our “Cascade” systems.

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

If we are unable to successfully deliver our Cray XE6 and the Cray XK6 systems and develop, sell and deliver our “Cascade” system and successor systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from deliveries of Cray XE6 and Cray XK6 systems and sales and deliveries of our “Cascade” and successor systems, including systems integrating future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XE6 and Cray XK6 systems and our “Cascade” and successor systems, must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of our Cray XE6 and Cray XK6 systems and our “Cascade” and successor systems.

Many factors affect our ability to successfully develop and sell these systems, including the following:

•

The level of product differentiation in our Cray XE6 and Cray XK6 systems and our “Cascade” and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems.

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

Failure to successfully sell our Cray XE6 and Cray XK6 systems and develop and sell upgrades and our “Cascade” and successor systems, into the high-end of the HPC market will adversely affect our operating results.

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

If we are unable to complete and obtain acceptance on the final DARPA milestone when or as expected or at all, our net research and development expenditures would increase significantly and our operating results would be adversely affected. The DARPA HPCS program calls for the delivery of a prototype system in late 2012, and currently provides for a contribution by DARPA to us of up to $180 million assuming we meet certain milestones, $173 million of which we had already earned as of June 30, 2012, leaving $7 million to be earned. In February of 2010, the total possible contribution from DARPA over the term of the HPCS program was reduced from $250 million to $190 million and, in October 2011, it was further reduced to $180 million. If the completion of the remaining development milestone is delayed, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestone, or the milestone payment is delayed, reduced and/or eliminated, our cash flows and expenses would be adversely impacted. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, a delay in the timing of the last milestone or a decision to terminate the program before completion.

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

Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XE6 and Cray XK6 systems and our “Cascade” system, and expect to incorporate Intel technologies into our products as part of our DARPA HPCS program and our “Cascade” systems. We have also begun to incorporate GPU “accelerators” into our supercomputer systems, such as with the Cray XK6 systems. The incorporation of GPUs and future many-core processors into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2009, 2010, 2011 and the first six months of 2012, 72%, 62%, 54% and 48% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:

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

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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

Item 6.	Exhibits

2.1	Asset Purchase Agreement among Cray Inc., Intel Corporation and Cray Canada Corporation, dated April 24, 2012 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 25, 2012)*

10.1	Intellectual Property Agreement by and between Intel Corporation and Cray Inc., dated as of May 2, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 5, 2012)

10.2	Eighth Amendment to Credit Agreement between Wells Fargo Bank, National Association and Cray Inc., dated June 1, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Cray agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

Date: July 31, 2012	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date: July 31, 2012	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date: July 31, 2012	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer