Form 10-Q
period 2012-09-30
CRAY INC
filed 2012-11-09
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:              to
Commission File Number: 0-26820

______________________________________________
CRAY INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Washington	93-0962605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Fifth Avenue, Suite 1000 Seattle, Washington	98164
(Address of Principal Executive Office)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:
(206) 701-2000
 ______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 5, 2012, there were 38,558,080 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$228,251	$50,411
Restricted cash	3,500	3,776
Short-term investments	30,697	—
Accounts and other receivables, net	22,120	72,381
Inventory	169,246	97,881
Prepaid expenses and other current assets	13,041	12,932
Total current assets	466,855	237,381

Long-term investments	20,087	—
Property and equipment, net	20,602	16,462
Service inventory, net	1,411	1,611
Deferred tax assets	13,083	13,352
Other non-current assets	12,694	14,293
TOTAL ASSETS	$534,732	$283,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,131	$38,328
Accrued payroll and related expenses	13,497	11,270
Other accrued liabilities	4,170	5,414
Deferred revenue	99,655	44,636
Total current liabilities	178,453	99,648

Long-term deferred revenue	29,431	14,184
Other non-current liabilities	2,607	2,453
TOTAL LIABILITIES	210,491	116,285

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 38,552,937 and 36,763,379 shares, respectively	575,216	564,148
Accumulated other comprehensive income	5,604	6,480
Accumulated deficit	(256,579)	(403,814)
TOTAL SHAREHOLDERS’ EQUITY	324,241	166,814
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,732	$283,099
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$18,313	$15,988	$182,806	$80,338
Service	17,426	20,717	49,423	64,154
Total revenue	35,739	36,705	232,229	144,492
Cost of revenue:
Cost of product revenue	10,474	11,151	107,545	54,106
Cost of service revenue	7,933	9,270	27,701	31,148
Total cost of revenue	18,407	20,421	135,246	85,254
Gross profit	17,332	16,284	96,983	59,238
Operating expenses:
Research and development, net	15,483	17,949	46,126	42,869
Sales and marketing	6,495	6,233	24,601	18,962
General and administrative	3,324	3,693	13,425	11,607
Restructuring	—	687	—	1,863
Total operating expenses	25,302	28,562	84,152	75,301
Net Gain on sale of interconnect hardware development program	—	—	139,068	—
Income (loss) from operations	(7,970)	(12,278)	151,899	(16,063)
Other income (expense), net	108	13	573	(337)
Interest income, net	108	20	144	60
Income (loss) before income taxes	(7,754)	(12,245)	152,616	(16,340)
Income tax (expense) benefit	2,603	13	(5,381)	(335)
Net income (loss)	$(5,151)	$(12,232)	$147,235	$(16,675)
Basic net income (loss) per common share	$(0.14)	$(0.35)	$4.06	$(0.48)
Diluted net income (loss) per common share	$(0.14)	$(0.35)	$3.92	$(0.48)
Basic weighted average shares outstanding	36,999	35,279	36,300	35,035
Diluted weighted average shares outstanding	36,999	35,279	37,516	35,035
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(5,151)	$(12,232)	$147,235	$(16,675)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(71)	—	(71)	—
Foreign currency translation adjustments	(184)	524	141	428
Unrealized gain (loss) on cash flow hedges	(309)	3,237	(504)	(397)
Reclassification adjustments on cash flow hedges included in net income (loss)	—	46	(442)	1,062
Other comprehensive income (loss)	(564)	3,807	(876)	1,093
Comprehensive income (loss)	$(5,715)	$(8,425)	$146,359	$(15,582)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$147,235	$(16,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,063	6,370
Loss on disposal of fixed assets	10	149
Net gain on sale of interconnect hardware development program	(139,068)	—
Share-based compensation expense	4,232	2,695
Inventory write-down	2,329	—
Deferred income taxes	2,576	118
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	50,249	80,334
Inventory	(79,178)	(46,789)
Prepaid expenses and other assets	(936)	(333)
Accounts payable	22,798	30,279
Accrued payroll and related expenses and other accrued liabilities	36	(11,594)
Other non-current liabilities	154	126
Deferred revenue	70,250	(11,039)
Net cash provided by operating activities	86,750	33,641
Investing activities:
Purchases of available-for-sale investments	(50,855)	—
Decrease in restricted cash	276	137
Proceeds from the sale of interconnect hardware development program, net	139,225	—
Purchases of property and equipment	(4,573)	(3,748)
Net cash provided by (used in) investing activities	84,073	(3,611)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	281	282
Proceeds from exercises of stock options	6,554	554
Net cash provided by financing activities	6,835	836
Effect of foreign exchange rate changes on cash and cash equivalents	182	18
Net increase in cash and cash equivalents	177,840	30,884
Cash and cash equivalents:
Beginning of period	50,411	57,381
End of period	$228,251	$88,265
Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$72
Cash paid for income taxes	$2,605	$1,464
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$5,484	$1,343
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
Multiple-Element Arrangements. The Company commonly enters into revenue arrangements that include multiple deliverables of its product and service offerings due to the needs of its customers. Products may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. The Company considers the maintenance period to commence upon acceptance of the product, which may include a warranty period and accordingly allocates a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis; and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.
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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011 and the Company adopted this guidance during the three months ended March 31, 2012. The Company has elected to present separate Condensed Consolidated Statements of Comprehensive Income.
Note 3 — Sale of Interconnect Hardware Development Program
On May 2, 2012, the Company sold its interconnect hardware development program to Intel Corporation (“Intel”) for cash consideration of $140 million. As part of the transaction, 73 of the Company’s employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. The Company retained certain rights to use the transferred assets and intellectual property. As a result of the sale, the Company recorded a gain of $139.1 million in “Net gain on sale of interconnect hardware development program” on the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2012.
Note 4 — Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$231,751	$231,751	$—
Available-for-sale investments (1)	50,784	50,784	—
Foreign exchange forward contracts (2)	1,056	—	1,056
Assets measured at fair value at September 30, 2012	$283,591	$282,535	$1,056
Liabilities:
Foreign exchange forward contracts (3)	$(181)	$—	$(181)
Liabilities measured at fair value at September 30, 2012	$(181)	$—	$(181)
 ____________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2012, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 18.7 million Euro and 585.0 million Japanese yen and hedged foreign currency exposure of approximately $32.5 million. Cash receipts associated with the hedged contracts are expected to be received from 2013 through 2014, during which time the revenue on the associated sales contracts is expected to be recognized.
As of December 31, 2011, the outstanding notional amounts were approximately 3.5 million British pound sterling, 33.7 million Euro and 20.6 million Norwegian krona and hedged foreign currency exposure of approximately $55.8 million.
Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2012	Fair Value as of December 31, 2011
Foreign currency contracts	Prepaid expenses and other current assets	$1,036	$2,117
Foreign currency contracts	Other non-current assets	20	1,134
Foreign currency contracts	Other accrued liabilities	(64)	(3)
Foreign currency contracts	Other non-current liabilities	(117)	—
Total derivatives classified as hedging instruments		$875	$3,248
As of September 30, 2012 and December 31, 2011, foreign currency gains of $1.2 million and $2.1 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Condensed Consolidated Balance Sheets. For

the three and nine months ended September 30, 2012, the Company recorded none and $0.4 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized. For the three and nine months ended September 30, 2011, the Company recorded $46,000 and $1.1 million, respectively, in net reclassification adjustments, which reduced product revenue, as revenue on the associated sales contracts was recognized.

Note 5 - Investments

The Company's investments in debt securities with original maturities greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company's investments in available-for-sale securities as of September 30, 2012 is shown in the table below:

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$30,755	$(58)	$30,697
Long-term available-for-sale securities	20,100	(13)	20,087
Total	$50,855	$(71)	$50,784

The Company had no investments in debt securities at December 31, 2011.
Note 6 — Earnings (Loss) Per Share (“EPS”)
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
For the three months ended September 30, 2012 and the three and nine months ended September 30, 2011, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the nine months ended September 30, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.2 million. For the three and nine months ended September 30, 2011, potential gross common shares of 4.1 million were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2012, potential gross common shares of 4.0 million and 0.5 million, respectively, were antidilutive and not included in computing diluted EPS.
Note 7 — Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade accounts receivable	$8,355	$34,927
Unbilled receivables	556	7,307
Advance billings	12,423	24,490
Other receivables	803	5,767
	22,137	72,491
Allowance for doubtful accounts	(17)	(110)
Accounts and other receivables, net	$22,120	$72,381

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2012 and December 31, 2011, accounts receivable included $10.3 million and $32.2 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of these amounts, $0.3 million and $0.7 million were unbilled as of September 30, 2012 and December 31, 2011, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2012, one non-U.S. government customer accounted for 22% of total accounts receivable. As of December 31, 2011, one non-U.S. government customer accounted for 30% of total accounts receivable.
Note 8 — Inventory
Inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Components and subassemblies	$25,044	$29,402
Work in process	13,314	19,956
Finished goods	130,888	48,523
Total	$169,246	$97,881
Finished goods inventory of $130.6 million and $47.9 million was located at customer sites pending acceptance as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, two customers accounted for $115.1 million, and at December 31, 2011, two customers accounted for $46.4 million of finished goods inventory.
During the nine months ended September 30, 2012 the Company wrote off $2.3 million of inventory, related to the Cray XE and Cray XK product lines. There were no write offs during the three months ended September 30, 2012 or the three and nine months ended September 30, 2011.
Note 9 — Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred product revenue	$84,380	$22,068
Deferred service revenue	44,706	36,752
Total deferred revenue	129,086	58,820
Less long-term deferred revenue	(29,431)	(14,184)
Deferred revenue in current liabilities	$99,655	$44,636
As of September 30, 2012, two customers accounted for 55% of total deferred revenue. At December 31, 2011, three customers accounted for 50% of total deferred revenue.
Note 10 — Share-Based Compensation
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

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Risk-free interest rate	0.6%	1.3%	0.6%	1.3%
Expected dividend yield	—%	—%	—%	—%
Volatility	74.8%	74.0%	74.8%	74.0%
Expected life	4.0	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$6.64	$3.53	$6.56	$3.53
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and nine months ended September 30, 2012 was 6.3% and 6.6% respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product revenue	$13	$43	$30	$141
Cost of service revenue	62	98	196	305
Research and development, net	434	(79)	977	559
Sales and marketing	549	109	1,166	349
General and administrative	739	418	1,863	1,341
Total	$1,797	$589	$4,232	$2,695

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	3,417,920	$6.28
Grants	359,500	$11.90
Exercises	(1,177,228)	$5.57
Cancellations	(139,388)	$12.06
Outstanding at September 30, 2012	2,460,804	$7.12	7.3
Exercisable at September 30, 2012	1,213,200	$6.82	5.9
Available for grant at September 30, 2012	1,785,039

As of September 30, 2012, there was $14.7 million of aggregate intrinsic value of outstanding stock options, including $8.1 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2012 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. During the three and nine months ended September 30, 2012, stock options covering 119,460 and 1,177,228 shares of common stock, respectively, with a total intrinsic value of $0.8 million and $6.2 million, respectively, were exercised. During the three and nine months ended September 30, 2011, stock options covering 693 and 112,580 shares of common stock, respectively, with a total intrinsic value of $1,300 and $0.3 million, respectively, were exercised.
A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,302,414	$5.47
Granted	579,447	10.84
Forfeited	(104)	6.55
Vested	(371,019)	5.93
Outstanding at September 30, 2012	1,510,738	$7.42
The aggregate fair value of restricted stock vested during the nine months ended September 30, 2012 was $4.0 million.
As of September 30, 2012, the Company had $12.2 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.3 years.
Note 11 — Taxes
The Company recorded an income tax benefit of $2.6 million as a result of the loss and income tax expense of $5.4 million related to net income, respectively, for the three and nine months ended September 30, 2012. The primary reason for the difference between the expected statutory tax rate of 35% and the Company's actual tax rate of (34)% for the three months ended September 30, 2012 was the result of an increase in the expected realization of the Company's existing deferred tax assets during the year ending December 31, 2012 that were subject to valuation allowances. The primary reason for the difference between the expected statutory tax rate of 35% and the Company's actual tax rate of 4% for the nine months ended September 30, 2012 is that the gain from the sale of the Company's interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company’s deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of the Company’s Canadian operations, resulted in the Company’s ability to experience a relatively small tax consequence from the sale.

The Company recorded an income tax benefit of $13,000 and income tax expense of $0.3 million, respectively, for the three and nine months ended September 30, 2011. The tax benefit and expense for the three and nine months ended September 30, 2011, respectively, was primarily attributable to foreign income taxes payable.
The Company continues to provide a partial valuation allowance against its U.S. net operating losses and deferred tax assets and a full valuation allowance against its net operating losses and other net deferred taxes in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not.
If management’s conclusion about the realizability of the Company’s deferred tax assets changes in a future period, the Company could record a substantial tax benefit or provision in its Condensed Consolidated Statement of Operations when that occurs.
Note 12 — Segment Information
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
The following table presents revenues and gross margin for the Company’s operating segments for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
HPC Systems	$10,114	$13,011	$162,677	$75,029
Maintenance and Support	15,651	16,184	45,664	47,499
Other	9,974	7,510	23,888	21,964
Total revenue	$35,739	$36,705	$232,229	$144,492
Cost of Revenue:
HPC Systems	$5,029	$8,878	$94,858	$50,148
Maintenance and Support	7,516	7,892	26,388	23,869
Other	5,862	3,651	14,000	11,237
Total cost of revenue	$18,407	$20,421	$135,246	$85,254
Gross Profit:
HPC Systems	$5,085	$4,133	$67,819	$24,881
Maintenance and Support	8,135	8,292	19,276	23,630
Other	4,112	3,859	9,888	10,727
Total gross profit	$17,332	$16,284	$96,983	$59,238

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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended September 30,
Product revenue	$18,300	$14,946	$13	$1,042	$18,313	$15,988
Service revenue	11,333	14,189	6,093	6,528	17,426	20,717
Total revenue	$29,633	$29,135	$6,106	$7,570	$35,739	$36,705

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Nine months ended September 30,
Product revenue	$140,776	$62,165	$42,030	$18,173	$182,806	$80,338
Service revenue	31,030	45,227	18,393	18,927	49,423	64,154
Total revenue	$171,806	$107,392	$60,423	$37,100	$232,229	$144,492
Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $23.3 million and $117.7 million, respectively, for the three and nine months ended September 30, 2012, compared to approximately $28.2 million and $102.1 million, respectively, for the three and nine months ended September 30, 2011. For the nine months ended September 30, 2012, one commercial customer in the U.S. accounted for 22% of total revenue. For the nine months ended September 30, 2011, no customer other than the U.S. government accounted for more than 10% of total revenue.
Note 13 — Subsequent Event
On November 8, 2012, the Company entered into a definitive agreement to purchase Appro International Inc. for approximately $25 million in cash. The purchase price assumes Appro International Inc. will hold $3.5 million in working capital at closing. Any amount below $3.5 million in working capital, respectively, will decrease the $25 million cash consideration. The transaction is expected to close shortly.

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
Summary of First Nine Months of 2012 Results
Total revenue increased $87.7 million for the first nine months of 2012 compared to the first nine months of 2011, from $144.5 million to $232.2 million, largely due to increased product revenue of $102.5 million. The increase in product revenue was primarily due to the revenue for the first phase of the upgrade at Oak Ridge National Laboratory that was recognized in the first three months of 2012. The increase in product revenue was partially offset by a $14.7 million decrease in service revenue, principally due to lower service revenue from our former Special Purpose Systems practice.
Net income for the first nine months of 2012 was $147.2 million compared to a net loss of $16.7 million for the same period in 2011. The increase in net income was primarily attributable to the $139.1 million gain on the sale of our interconnect hardware development program to Intel and an increase in gross profit of $37.7 million. These were partially offset by an increase in income tax expense of $5.0 million.
Net cash provided by operating activities was $86.8 million for the first nine months of 2012 compared to net cash provided by operating activities of $33.6 million for the first nine months of 2011. Cash provided from operating activities in the first nine months of 2012 was driven by large cash collections from multiple customers that accepted large systems in the fourth quarter of 2011 and first quarter of 2012, particularly the first phase of the upgrade at Oak Ridge National Laboratory. In addition, the Company received advanced payments for several systems now in the acceptance process that benefited cash and resulted in a large increase in deferred revenues. Cash provided by operating activities was partially offset by significant inventory purchases. Cash and investments, including restricted cash balances, were $282.5 million as of September 30, 2012 compared to $54.2 million as of December 31, 2011. The increase in cash and investments was principally from the $140.0 million in proceeds from the sale of our interconnect hardware development program and large cash collections, partially offset by a large increase in inventory.

Market Overview and Challenges
Significant trends in the HPC industry include:

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	The growing commoditization of software, including the Linux operating system and more capable open source software;

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Electrical power requirements becoming a design constraint and major driver in total cost of ownership determinations;

•	Increased micro-architectural diversity, including increased usage of many-core processors and growing use of accelerators, as the rate of per-core performance increase slows; and

•	Data needs growing faster than computational needs, which is driving the need for “Big Data” solutions.
Several of these trends have resulted in the expansion and acceptance of lower-bandwidth cluster systems using processors manufactured by Intel, AMD and others combined with commercially available commodity networking, such as Infiniband and Ethernet, and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often a more dominant factor in HPC procurements outside of the high-end supercomputer market segment where Cray focuses.
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
Gross profit margin. Our product gross profit margin increased from 33% for the nine months ended September 30, 2011 to 41% during the same period in 2012 principally due to a small number of high margin transactions and lower component costs. Service gross profit margin decreased from 51% for the nine months ended September 30, 2011 to 44% for the nine months ended September 30, 2012. The decrease in service gross profit margin was due to higher incentive compensation expense in 2012 and an additional $5.7 million in revenue recorded on a Custom Engineering contract in the first nine months of 2011 where revenue was recorded on the cash basis as our ability to collect payment was not reasonably assured and the related costs were incurred in a prior period.
Operating expenses. Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services and the level of incentive compensation expense accrued. The level of government co-funding can vary significantly from quarter to quarter and year to year as we do not record a receivable from the U.S. government prior to completing the requirements necessary to bill for a milestone or cost reimbursement largely due to varying milestone schedules, milestone completion risk and because funding from the U.S. government is subject to certain budget restrictions. Incentive compensation expense, excluding sales commissions, is recorded based on year-to-date operating income relative to the expected full year operating income. Operating expenses for the nine months ended September 30, 2012 were $8.9 million higher than for the same period in 2011, increasing from $75.3 million to $84.2 million. The increase in operating expenses was caused by higher incentive compensation expense, higher commissions and investments in new initiatives. These were partially offset by a $0.9 million increase in recognized co-funding research and development credits in 2012 and a non-recurring restructuring expense of $1.9 million in 2011.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenue	$18,313	$15,988	$182,806	$80,338
Less: Cost of product revenue	10,474	11,151	107,545	54,106
Product gross profit	$7,839	$4,837	$75,261	$26,232
Product gross profit margin	43%	30%	41%	33%
Service revenue	$17,426	$20,717	$49,423	$64,154
Less: Cost of service revenue	7,933	9,270	27,701	31,148
Service gross profit	$9,493	$11,447	$21,722	$33,006
Service gross profit margin	54%	55%	44%	51%
Total revenue	$35,739	$36,705	$232,229	$144,492
Less: Total cost of revenue	18,407	20,421	135,246	85,254
Total gross profit	$17,332	$16,284	$96,983	$59,238
Total gross profit margin	48%	44%	42%	41%

Product Revenue
Product revenue for the three and nine months ended September 30, 2012 was $18.3 million and $182.8 million, respectively, primarily from sales of Cray XE6, Cray XK6 and Sonexion storage systems. Product revenue for the three and nine months ended September 30, 2011 was $16.0 million and $80.3 million, respectively, primarily from sales of Cray XE systems and XE system upgrades. Product revenue for the nine months ended September 30, 2012 was significantly higher than the prior year period primarily due to the recognition of revenue for several large systems in the nine months ended September 30, 2012, including revenue for a significant product sale to a commercial customer and revenue of approximately $65 million for the first phase of the upgrade at Oak Ridge National Laboratory.
Service Revenue
Service revenue for the three months ended September 30, 2012 was $17.4 million compared to $20.7 million for the same period in 2011. Service revenue for the nine months ended September 30, 2012 was $49.4 million compared to $64.2 million for the same period in 2011, a decrease of $14.7 million. The decrease in service revenue was primarily due to lower service revenue from our former Custom Engineering practices, particularly Special Purpose Systems.
Cost of Product Revenue and Product Gross Profit
For the three and nine months ended September 30, 2012, cost of product revenue decreased $0.7 million and increased $53.4 million, respectively, as a result of higher product revenues from the same period in 2011. For the three months ended September 30, 2012, product gross profit margin increased 13 percentage points to 43% from the same period in 2011. The increase in product gross profit margin for the three months ended September 30, 2012 was attributable to a small number of higher margin transactions and lower costs on certain commodity components. Historical product gross profit margins may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue decreased $1.3 million and service gross profit margin decreased 1 percentage point to 54% during the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, cost of service revenue decreased $3.4 million and service gross profit margin decreased by 7 percentage points to 44% compared to the same period in 2011. The decrease in service gross profit margin percentage was due to higher incentive compensation expense in 2012 and an additional $5.7 million in revenue recorded on a Custom Engineering contract in the first nine months of 2011where revenue was recorded on a cash basis as our ability to collect payment was not reasonably assured and the related costs were incurred in a prior period.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross research and development expenses	$15,587	$19,030	$61,623	$57,435
Less: Amounts included in cost of revenue	(104)	(103)	(335)	(320)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	—	(978)	(15,162)	(14,246)
Net research and development expenses	$15,483	$17,949	$46,126	$42,869
Percentage of total revenue	43%	49%	20%	30%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three months ended September 30, 2012, gross research and development expenses decreased $3.4 million partially due to the reversal of a portion of accrued bonuses due to the operating loss during the three months ended September 30, 2012. For the nine months ended September 30, 2012, gross research and development expenses increased $4.2 million from the same period in 2011, due to higher research and development on our YarcData uRiKA product and higher incentive compensation expense. The total of reimbursed research and development expense and amounts included in cost of revenue increased $0.9 million for the nine September 30, 2012 compared to the same period in 2011, primarily due to higher reimbursement from our ongoing Defense Advanced Research Projects Agency, or DARPA, High Productivity Computing Systems program. As a result of the sale of our interconnect hardware intellectual property and the transfer of 73 personnel to Intel, we currently expect that gross research and development expenses should be somewhat lower for the remainder of 2012.

In October 2011, we amended the Phase III agreement with DARPA. As with the previous Phase III agreement, we expect to receive reimbursement after the achievement of a series of predefined milestones culminating in the delivery of a prototype system. Consistent with the changes, certain deliverables have been eliminated from the contract, reducing the overall scope and cost of the project. Pursuant to the amended contract, the full co-funding amount was revised down to $180.0 million. As of September 30, 2012, we had earned and received $173.0 million of reimbursement under the DARPA Phase III agreement, leaving $7.0 million to be earned and received.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2012 and 2011, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales and marketing	$6,495	$6,233	$24,601	$18,962
Percentage of total revenue	18%	17%	11%	13%
General and administrative	$3,324	$3,693	$13,425	$11,607
Percentage of total revenue	9%	10%	6%	8%
Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2012 increased $0.3 million from the same period in 2011, primarily due to higher headcount and commissions. Sales and marketing expense for the nine months ended September 30, 2012 increased $5.6 million from the same period in 2011, primarily due to higher headcount, commissions, and accrued incentive compensation expense.
General and Administrative. General and administrative expense for the three months ended September 30, 2012 decreased by $0.4 million from the same period in 2011, primarily due to the reversal of a portion of accrued bonuses due to the operating loss during the quarter. General and administrative expense for the nine months ended September 30, 2012 increased by $1.8 million from the same period in 2011, primarily due to higher accrued incentive compensation.
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
Sale of Interconnect Hardware Development Program
On May 2, 2012, we sold our interconnect hardware development program to Intel for cash consideration of $140 million. As part of the transaction, 73 of our employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. We retained certain rights to use the transferred assets and intellectual property. As a result of the sale, we recorded a gain of $139.1 million for the nine months ended September 30, 2012.
Other Income (Expense), net
For the three months ended September 30, 2012 and 2011, we recognized net other income of $0.1 million and $13,000. For the nine months ended September 30, 2012, we recognized net other income of $0.6 million compared to net other expense of $0.3 million for the same period in 2011. Net other income and expense for the three and nine months ended September 30, 2012 and 2011 was principally the result of foreign currency transaction gains and losses.

Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2012 and 2011, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$137	$50	$247	$206
Interest expense	(29)	(30)	(103)	(146)
Interest income, net	$108	$20	$144	$60
Taxes
Cray’s effective tax rates were approximately (34)% and 4% for the three and nine months ended September 30, 2012 compared to 0% and 2%for the three and nine months ended September 30, 2011.
The primary reason for the difference between the expected statutory tax rate and our actual tax rate for the three months ended September 30, 2012 was the result of an increase in the expected realization of the Company's existing deferred tax assets during the year ending December 31, 2012 that were subject to valuation allowances. The primary reason for the difference between the expected statutory tax rate and the Company's actual tax rate for the nine months ended September 30, 2012 was that our gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of the Company’s Canadian operations, resulted in our ability to experience a relatively small tax consequence from the sale.
Our effective tax rate for the three and nine months ended September 30, 2011 was primarily attributable to foreign income taxes payable.
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
Cash and cash equivalents and restricted cash increased by $177.6 million from December 31, 2011 to September 30, 2012. The increase is attributable to the $140 million received from the sale of our interconnect hardware development program to Intel and large collections from systems that accepted in the fourth quarter of 2011 and the first nine months of 2012, including the first phase of the upgrade at Oak Ridge National Laboratory. Partially offsetting these items was an increase in inventory from $97.9 million at December 31, 2011 to $169.2 million at September 30, 2012. Accounts and other receivables decreased from $72.4 million at December 31, 2011 to $22.1 million at September 30, 2012.
Accrued payroll and related expenses increased from $11.3 million at December 31, 2011 to $13.5 million at September 30, 2012 primarily due to higher accruals for incentive compensation expense. The current portion of deferred revenues increased to $99.7 million as of September 30, 2012 from $44.6 million at December 31, 2011, resulting principally from advance payments billed to customers prior to acceptance of the associated system.
Cash and cash equivalents and restricted cash totaled $231.8 million at September 30, 2012 compared to $54.2 million at December 31, 2011. As of September 30, 2012, we had working capital of $288.4 million compared to $137.7 million as of December 31, 2011. During the nine months ended September 30, 2012, we invested in debt securities in the third quarter of 2012 and had $50.8 million as of September 30, 2012. No debt securities were held at December 31, 2011.

Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating Activities	$86,750	$33,641
Investing Activities	$84,073	$(3,611)
Financing Activities	$6,835	$836

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $86.8 million compared to $33.6 million for the same period in 2011. For the nine months ended September 30, 2012, net cash provided by operating activities was principally the result of high cash collections from customers partially offset by a large increase in inventory. For the nine months ended September 30, 2011, net cash provided by operating activities was principally the result of decreases in accounts receivable as payments were received for certain large-scale systems previously accepted.
Investing Activities. Net cash provided by investing activities was $84.1 million for the nine months ended September 30, 2012, compared to $3.6 million used in the same 2011 period. Net cash provided by investing activities for the nine months ended September 30, 2012 was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs, partially offset by purchases of investments of $50.9 million. Net cash used by investing activities for the nine months ended September 30, 2011 was principally due to purchases of property and equipment.
Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2012 was $6.8 million compared to $0.8 million for the same period in 2011. Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 resulted primarily from cash received from the issuance of common stock from the exercise of options and smaller amounts from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2012 (Less than 1 Year)	2013-2014	2015-2016	Thereafter
Development agreements	$935	$935	$—	$—	$—
Operating leases	23,598	1,140	8,437	7,434	6,587
Total contractual cash obligations	$24,533	$2,075	$8,437	$7,434	$6,587

As of September 30, 2012, we had a line of credit with Wells Fargo Bank of $3.5 million. In October 2012, this line of credit was amended and restated as a $10 million unsecured line of credit with Wells Fargo Bank. This facility has a maturity date of October 15, 2013.

On September 13, 2012, our existing secured line of credit with Silicon Valley Bank in the amount of $25 million expired. In October 2012, we entered into a new $10 million letter of credit facility with Silicon Valley Bank.  This facility is unsecured and may be used only to support the issuance of letters of credit.  This facility has a maturity date of October 17, 2013.

We have made no draws and had no outstanding borrowings on any lines of credit as of September 30, 2012.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine months ended September 30, 2012, we incurred $0.9 million and $3.5 million for such arrangements, respectively.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2012 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

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
As of September 30, 2012, we had approximately $105.5 million of net deferred tax assets, against which we provided a $90.5 million valuation allowance, resulting in a net deferred tax asset of $15.0 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period we could record a substantial tax provision or benefit in our Condensed Consolidated Statement of Operations when that occurs.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2012, we were a party to forward exchange contracts that hedged approximately $32.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2012, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•
successfully delivering and obtaining customer acceptances of our Cray XE6 and Cray XK6 systems, including the systems delivered to the University of Illinois’ National Center for Supercomputing Applications and the Department of Energy’s Oak Ridge National Laboratory;

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

•	our ability to secure orders for, and successfully complete development of, our Cray XC30 systems (formerly code-named “Cascade”) as well as upgrades and successor systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData and storage and data management businesses;

•
our expense levels, including research and development expense net of government funding, which are affected by the amount and timing of such funding and the meeting of contractual development milestones, including the remaining milestone under our DARPA HPCS program;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XE6 and Cray XK6 systems and upgrades and successors systems such as our Cray XC30 system,

•
our ability to secure additional government funding for future development projects such as funding targeted for “exascale” and other computing initiatives as the DARPA HPCS program is expected to be completed shortly;

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

If our current and future strategic initiatives targeting markets outside of our traditional markets, primarily our YarcData subsidiary, technical enterprise/midrange HPC systems and storage and data management business, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from strategic initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities originally developed from our former Custom Engineering business and selling our Cray XE6m and Cray XK6m systems into the technical enterprise/midrange supercomputing segment. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. The Cray XE6m, Cray XK6m and successor systems require successful sales in a lower priced segment of the supercomputer market as well as in relatively new commercial market segments. These data analytics and storage and data management opportunities and our Cray XE6m/Cray XK6m (and successor systems) efforts require monetary investments ahead of revenue, including adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
We have recently announced an acquisition, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

•	Difficulties in successfully integrating the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	Insufficient revenue to offset increased expenses associated with acquisitions;

•	Diversion of management's attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	Potential difficulties in completing projects associated with in-process research and development intangibles;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	Use a substantial portion of our cash reserves or incur debt;

•	Issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders' percentage ownership;

•	Assume liabilities, including potentially unknown liabilities;

•	Record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; or

•	Become subject to intellectual property or other litigation.
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our recently announced or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2009, 2010, 2011 and the first nine months of 2012, approximately 72%, 62%, 54% and 51%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the current economic uncertainty, the downgrading of U.S. government debt, the political climate in a U.S. presidential election year focusing on cutting or limiting budgets and their effect on government budgets, the effects of Congressional failures or successes in addressing budgetary concerns, limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage subsystems and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
If a supplier does not provide components that meet our specifications in sufficient quantities on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during the last three months of 2011 and adversely affected our efforts to complete the acceptance process on the Cray XK6 upgrade at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011 and again in 2012 and has increased the risk that we will not obtain acceptances for the systems delivered to Oak Ridge National Laboratory and University of Illinois' National Center for Supercomputing Applications;

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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products, such as Appro. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, such as those from AMD, our Cray XE6, Cray XE6m and Cray XK6 systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Although our collaboration with Intel is intended to help mitigate this risk, Intel processors are not expected to be delivered in our supercomputers targeted at the high-end of the supercomputer market segment until 2013 in our Cray XC30 systems (formerly code-named “Cascade”).
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
If we are unable to obtain timely acceptance of our delivered Cray XE6 and Cray XK6 systems and develop, sell and deliver our Cray XC30 systems (formerly code-named “Cascade”) and successor systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XE6 and Cray XK6 systems and sales and deliveries of our Cray XC30 and successor systems, including systems integrating future processors. Because of the long technology development cycles required to compete effectively in this market, we must begin development of products years ahead of our ability to sell such systems. With procurements for large systems that require that we link together multiple cabinets containing powerful processors and other components into an integrated system, our Cray XC30 and successor systems, must also scale to unprecedented levels of performance. During our internal testing and the customer acceptance processes, we may discover that we cannot achieve acceptable system stability or scalability across these large systems without incurring significant additional delays and expense. Any additional delays in receiving acceptable components or in product development, assembly, final testing and obtaining large system stability would delay delivery, installation and acceptance of our Cray XE6 and Cray XK6 systems and our Cray XC30 and successor systems.
Many factors affect our ability to successfully develop and sell these systems, including the following:

•
The level of product differentiation in our Cray XC30 and successor systems. We need to compete successfully against HPC systems from large established companies and lower bandwidth, commodity “cluster” systems from both large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems.

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

•
Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced, such as our Cray XC30 system, or they believe will be available in the future.

Failure to successfully obtain timely acceptances of our delivered Cray XE6 and Cray XK6 systems and develop and sell upgrades and our Cray XC30 and successor systems, into the high-end of the HPC market will adversely affect our operating results.
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
If we are unable to complete and obtain acceptance on the final DARPA milestone when or as expected or at all, our net research and development expenditures would increase significantly and our operating results would be adversely affected. The DARPA HPCS program calls for the delivery of a prototype system in late 2012, and currently provides for a contribution by DARPA to us of up to $180 million assuming we meet certain milestones, $173 million of which we had already earned and received as of September 30, 2012, leaving $7 million to be earned and received. In February of 2010, the total possible contribution from DARPA over the term of the HPCS program was reduced from $250 million to $190 million and, in October 2011, it was further reduced to $180 million. If the completion of the remaining development milestone is delayed or reduced, our reported net research and development expenses, and our operating results, would be adversely affected. If we are unable to complete the remaining milestone, or the milestone payment is delayed, reduced and/or eliminated, our cash flows and expenses would be adversely impacted. If we do not achieve and have accepted a milestone in the period we had originally estimated, we may incur research and development expense without offsetting co-funding by DARPA, resulting in increased net research and development expense during the period. The amount of DARPA funds we can recognize as an offset to our periodic research and development expenses depends on our estimates of the total costs and the time to complete the program; changes in our estimates may decrease the amount of funding recognized in any period, which may increase the amount of net research and development expense recognized in that quarter. DARPA’s future financial commitments are subject to subsequent Congressional and federal inter-agency action, and our development efforts and the level of reported research and development expenses would be adversely impacted if DARPA does not receive expected funding, a delay in the timing of the last milestone or a decision to terminate the program before completion.
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses particularly in the case of personnel associated with our "big data" efforts.
Customers and other third parties may make statements speculating about or announcing an intention to complete purchases or acceptances of Cray products before such purchases or acceptances are substantially certain, and these proposed purchases or acceptances may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of Cray products before Cray has obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements or announcements do not mean that Cray will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a deliver system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that Cray will ultimately be able to obtain the acceptance when or as expected.
Failure to overcome the technical challenges of developing competitive supercomputer systems well in advance of when they can be sold would adversely affect our revenue and operating results in subsequent years. We continue to develop successor systems to the Cray XE6 and Cray XK6 systems, such as our Cray XC30 systems (formerly code-named “Cascade”) and future systems, and expect to incorporate Intel technologies into our XC30 systems. We have also begun to incorporate GPU “accelerators” into our supercomputer systems, such as with the Cray XK6 systems and Cray XC30 systems. The incorporation of GPUs and future many-core processors into our systems designed for the supercomputing segment of the market poses unique challenges in both hardware and software integration.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2009, 2010, 2011 and the first nine months of 2012, 72%, 62%, 54% and 51% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Item 6.	Exhibits

10.1	Restated Credit Agreement by and between Cray Inc. and Wells Fargo Bank, National Association, dated October 1, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*
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

CRAY INC.

Date:	November 9, 2012	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	November 9, 2012	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	November 9, 2012	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer