Form 10-K
period 2012-12-31
CRAY INC
filed 2013-02-28
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $436,397,248 based upon the closing price of $12.08 per share reported on June 29, 2012, on the Nasdaq Global Market.
As of February 14, 2013, there were 39,420,462 shares of Common Stock issued and outstanding.
________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 13, 2013, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2012

_________________
Cray is a federally registered trademark of Cray Inc., and Sonexion, Cray XT, Cray XT4, Cray XT5, Cray XT6, Cray XE, Cray XE6, Cray XE6m, Cray XK6, Cray XK6m, ECOphlex, Threadstorm, Cluster Compatibility Mode, Cray Xtreme-X, Cray Xtreme-Cool, HPC Software Stack, Advanced Cluster Engine, uRiKA, Cray Cluster Solutions, Cray XC30, Cray XK7, Cray XK7m  and YarcData are trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.

_________________

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

PART I
Item 1.    Business
General
We design, develop, manufacture, market and service high-performance computing, or HPC, systems, including categories of systems commonly known as supercomputers and/or clusters, and provide storage solutions, software and engineering services related to HPC systems to our customers, which include government agencies and government-funded entities, academic institutions and commercial entities. We provide customer-focused solutions based on two models. Firstly, we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale. Secondly, we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon choosing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, energy efficiency and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by expanding our addressable market in areas where we can leverage our experience and technology, such as in storage of and analytics on enormous volumes of data, popularly referred to as “Big Data”, technical enterprise-class systems and custom engineered solutions.
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
On May 2, 2012, pursuant to an Asset Purchase Agreement with Intel Corporation dated April 24, 2012, we completed the sale to Intel of certain intellectual property and other assets related to the research and development of hardware network interconnect technologies to Intel. 73 of our employees who had been engaged in the research and development of these technologies joined Intel. Pursuant to the terms of the Asset Purchase Agreement, we received $140 million in cash. This transaction dramatically strengthened our balance sheet and allows us to focus in technology areas that we believe will create key differentiation in the future while our agreement with Intel preserves our ability to sell our highly-integrated supercomputing products, including Aries interconnect-based systems, and provides the opportunity to leverage important differentiating features of certain future Intel products.
On November 21, 2012, we completed our acquisition of Appro International, Inc., or Appro, pursuant to an Agreement and Plan of Merger with Appro dated, November 8, 2012. Cray paid cash consideration of $24.9 million ($21.8 million of the cash consideration was paid to Appro security holders and $3.1 million was paid to other parties related to Appro's transaction costs). Our Cray Cluster Solutions, or CCS, business, focused on flexible commodity-based cluster supercomputing systems, is the result of our acquisition of Appro. This acquisition allows us to expand our portfolio of innovative supercomputing solutions and our addressable market.
Products, Services and Customer Support
We concentrate on building product solutions for our customers in two major markets: the supercomputing portion of HPC and Big Data, including storage and data analytics. We also provide a range of service offerings around these products that leverage our high quality support and intimate understanding of our customer uses.
Cray Supercomputing Systems
Whether it is one of our general-purpose supercomputer products, a highly configurable supercomputing cluster, or a solution that is custom engineered for a specific customer problem, our supercomputing offerings span a broad performance spectrum and address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors, ease of use for high productivity, and very high levels of sustained performance on real applications. We achieve this by designing and integrating supercomputers that combine highly capable processors; high speed interconnect technology for maximum communication efficiency; innovative packaging to address increased density, upgradability, energy efficiency and reliability requirements; and scalable system software that enables performance and manageability at scale. With our “Adaptive Supercomputing” vision, we expect to expand the concept of heterogeneous computing to a fully integrated view of hardware and software supporting both multiple processing technologies and diverse workloads.
Our supercomputers are the result of our Adaptive Supercomputing vision that integrates diverse technologies into a unified architecture enabling customers to match the computational solution to the need. Our systems utilize components and technologies designed to support the demanding requirements of high-end HPC users. Our Aries-based XC30 supercomputers emphasize high scalability for capability customer needs. The important benefit of scalability in ourXC30 supercomputers is to provide significantly higher sustained performance on many important applications that require the very highest levels of scaling, with performance improvements over comparable commodity technologies. Our Xtreme family of supercomputer cluster solutions emphasize flexibility, capacity and industry standard designs for compute intensive customer needs. All of our supercomputers are designed to allow HPC users to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities and improving national security in the most demanding environments.
Our supercomputer systems offer several additional benefits:

•	excellent price-performance;

•	open standards including Linux-based operating systems, open file systems (e.g., Lustre and OpenSFS) and open programming models (e.g, OpenMP and OpenACC);

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	flexibility of processor type, memory, network configuration, storage configuration and system software tools developed towards our Adaptive Supercomputing vision; and

•	the Cray service experience, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.
We expect the continued advancement of many-core and accelerator processors to be advantageous to us as they complement our technical strengths in networking, scaling system software and cooling and power management technologies. The growing number of cores on each processor will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system while accelerators or coprocessors will further unbalance systems from a computational performance perspective putting increased pressure on the system's communications network. We believe our balanced approach to system design and support for innovative parallel programming methodologies will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.
Cray XC30 System. The Cray XC30 supercomputer is our most recent highly integrated supercomputing product, which delivers on our commitment to an Adaptive Supercomputing architecture providing both extreme scale and sustained performance. The Cray XC30 system provides the HPC user community the advantage of the computational resources of our supercomputers powered by Intel Xeon E5 processors combined with our Aries interconnect, flexible Dragonfly network topology, our powerful and fully-integrated software environment and innovative power and cooling technologies. In addition, the Cray XC family of supercomputers can be expanded in the future to include new Intel Xeon Phi coprocessors and NVIDIA Tesla graphics processor units, or GPUs, based on the next-generation NVIDIA Kepler GPU architecture.
The Cray XC30 supercomputer utilizes the Cray Linux Environment, which was used in the Cray XE and XK product families and provides the same workload flexibility. Customers may buy a single Cray XC30 supercomputer to run both a highly scalable custom workload and an industry-standard independent software vendor workload. The Cray XC30 system includes powerful compiler, runtime and related software that allows users to transparently leverage the underlying heterogeneous hardware.
Cray XK7/XK7m System. The Cray XK7 supercomputer combines the proven Gemini interconnect, AMD's multi-core scalar processors and NVIDIA's many-core GPUs to create a true, productive hybrid supercomputer. The Cray XK7 supercomputer is capable of scaling to 500,000 processors and more than 30 petaflops of hybrid peak performance. The Cray XK7 system has been engineered to meet science's real-world demands. The Cray XK7 supercomputer brings our reliability, flexibility and scalability to the many-core GPU HPC environment. Our Cray XK7m supercomputer is designed for the technical enterprise market. It leverages all the advantages of the Cray XE6m systems addressing technical enterprise applications and price points while additionally integrating NVIDIA Tesla GPU accelerators. Building on the same technology base of the Gemini interconnect and AMD scalar processors, the Cray XK7m is ideal for users wanting to enter the domain of many-core computing without risking a complete change of architecture. The Cray XK7m development environment provides the same high standard of reliability and service, while also delivering innovative parallel programming support for these high performance hybrid systems.
Cray XE6/XE6m System. The Cray XE6 system is a massively parallel processing, or MPP, system that combines scalability with manageability, resiliency, lower cost of ownership with reduced power and cooling requirements and broader application support. The Cray XE6 system supports very high density processor configurations of 192 AMD Opteron processor sockets or up to 3,072 processor cores and delivering more than 30 teraflops (30 trillion floating point operations per second) of computational capacity in each cabinet, with system peak and sustained performance designed to exceed ten petaflops. Customers can upgrade to the Cray XE6 system from the Cray XT4, Cray XT5 or Cray XT6 systems by upgrading the network, processors, memory and a compute blade, thereby leveraging their investment over a longer period of time. The Cray XE6 Linux-based operating system efficiently supports the extreme levels of scaling featured in each of our supercomputers as well as a large range of industry applications with our Cluster Compatibility Mode software environment. The Cray XE6 system can be liquid cooled through use of Cray ECOphlex technology or air cooled. Our Cray XE6m supercomputer addresses the technical enterprise market and is designed to make our HPC technology available to more users by targeting a lower price band in the HPC technical enterprise market segment with price points starting at approximately $200,000.
Cray Xtreme-X Supercomputer. The Cray Xtreme-X supercomputer cluster system offers an energy-efficient, air-cooled architecture featuring high performance, high availability computing. It includes flexible configuration options for a wide range of data center cooling architecture requirements through the use of air or chilled cooling rear door heat exchangers. The Cray Xtreme-X system is integrated with the HPC Software Stack, software tools compatible with most open source and commercial compilers, tools, schedules and libraries to run complex applications. This solution is also integrated with the Advanced Cluster Engine. This management software suite is designed to substantially reduce the complexity of managing HPC clusters by offering server, cluster, storage, and network management features combined with node provisioning, failover, load-balancing, job scheduling and revision control capabilities with multi-Linux OS support.
Cray Xtreme-Cool Supercomputer. The Cray Xtreme-Cool cluster supercomputer system offers the features and benefits of the Cray Xtreme-X system with superior energy savings, lower total cost of operation and faster return on investment by requiring fewer or no air conditioning units in the data center. Its unique design uses warm water liquid-cooling heat exchangers with no chillers, reducing typical energy consumption used to cool the data center by 50%. This system offers high performance and three times more energy efficiency per rack versus traditional air-cooled designs. It also produces 80% heat capture to the warm water for possible heat reuse. The Cray Xtreme-Cool solution isolates the primary data center loop and uses a low-pressure isolated secondary data center liquid loop to cool the server's critical components such as processors and memory improving cooling system reliability and safety.
YarcData
YarcData uRiKA Graph Appliance. Our YarcData business focuses on providing solutions to the Big Data market by extending our supercomputing platform to graph analytics problems. The YarcData uRiKA graph appliance solution includes scalable massively multithreaded processors with a massive shared memory architecture that is ideally suited for tasks such as research discovery, pattern matching, complex searches, scenario development, behavioral prediction, anomaly identification and graph analysis. This system is purpose-built for parallel applications that are dynamically changing, require random access to a large shared memory and typically do not run well on conventional systems. This system is ideal for massive unstructured and irregular data mining problems. The design is based on a Cray compute infrastructure but utilizes custom Cray Threadstorm processors developed for massively multithreaded processing. A single Cray Threadstorm processor can sustain 128 simultaneous threads and is connected to memory that is globally accessible by any other Cray Threadstorm processor in the system. The uRiKA system complements an existing data warehouse or Hadoop cluster by offloading graph workloads and interoperating within the existing analytics workflow. Subscription pricing for on-premise deployment of the appliance eases the adoption of the uRiKA system into existing IT environments.

Storage and Data Management
Our storage and data management division offers storage and data management solutions for HPC and Big Data leveraging years of experience delivering high performance parallel storage and file systems to our customers. We are able to rapidly deploy scalable file systems that integrate effectively with computing solutions ranging from third-party Linux clusters to highly integrated Cray supercomputers. Our storage systems business offers the choice of two product families for customers.
Cray Sonexion Storage Systems. Our flagship storage product line, Cray Sonexion 1600, embeds the Lustre parallel file system and other software in an optimal configuration to reduce deployment time, increase reliability and precisely scale performance and capacity. Cray Sonexion offers an optimal combination of performance and capacity, scaling capacity from terabytes to petabytes and with performance from three gigabytes to over one terabyte in a single file system. High density is achieved through reducing storage componentry and cabling. Sonexion systems are engineered to be installed and put into production much more quickly than other current HPC storage solutions and support attaching to a wide range of industry-standard Linux compute clusters, including our clusters. Currently we sell two versions of Sonexion, the Sonexion 1300 and Sonexion 1600.
Cray esFS Storage Solutions. For customers requiring high degrees of flexibility in configuration and storage array choice, we sell pre-validated partner solutions built on strategic partner platforms from partners such as Data Direct Networks (DDN), NetApp (E-Series) and other storage partners such as Spectra and Quantum. Our component-based solutions provide a single point of support and ensure customers have access to leading storage and data management technologies. Our component-based solutions utilize software and services provided through our data management software and services suite of offerings.
Data Management Software and Services. We provide a suite of data management and storage connectivity products and services enabling data movement for and management of both our and third-party storage platforms. Our data management solutions enable customers to better utilize deployed storage investments and flexibly manage data across a variety of storage platforms.
Engineering and Customer Services
Custom Engineering. To address those HPC users whose needs cannot be met through our standard product offerings, we provide an alternative. Our Custom Engineering business leverages our amassed intellectual property and technology portfolio, deep domain expertise and HPC know-how to design and build solutions and services designed to match a customer's specific needs. The need for a unique solution often stems from special processing needs that are often performance, application or capacity related; special environmental needs that might include special size dimension, weight, power and cooling limitations; or unique interface or integration requirements.
We provide solutions ranging from specific components to complete integrated systems, focusing on custom-designed hardware, software, packaging, power and cooling solutions to address an HPC customer's unique challenges in processing, application performance, environmental limitations or integration with distinct equipment. In addition to our custom technologies, we may integrate commodity components or specialized third-party technologies to create a unique, specialized system. Our services encompass the entire life cycle of a product or system, spanning design, development, program management, application characterization, production, installation, integration and support.
Customer Support. Our worldwide customer support organization delivers our customers the “Cray experience” that provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and in many cases we locate our support personnel at or near customer sites globally, supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, site engineering, on-site analysts for defined projects and specialized training. In recent years, annual maintenance service revenue has accounted for roughly twelve to twenty-one percent of our total revenue. Our support arrangements generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Typically, customers may select levels of support and response times, ranging from delivery of parts only to 24 x 7 coverage with two-hour response times.
Sales and Marketing
We focus our sales and marketing activities on government computing labs, academic institutions and commercial entities that purchase HPC and Big Data systems and storage. We sell our solutions primarily through a seasoned supercomputing direct sales force that operates throughout the United States and in Canada, South America, Europe, Japan and Asia-Pacific. Over half of our sales force is located in the United States and Canada, with the remainder overseas.

A formal request-for-proposal process for HPC systems or technology drives a majority of our highest-end systems sales and engineering service engagements. We utilize pre-sales technical experts to develop technical proposals that meet the customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products or service being proposed. For a majority of our larger sales opportunities, the proposal process, including establishing system size, options, pricing and other commitments, involves a number of resources outside of our sales organization. While we often tailor our supercomputer (including cluster) solutions for each customer, there is substantial commonality in the underlying components and systems, allowing us to leverage manufacturing and supply chain operations.
As government agencies and government-funded scientific research institutions comprise a large portion of our customer base, our government programs efforts are an integral part of our overall strategy. Our government programs personnel actively manage our relationship with U.S. government agencies and Congress.
Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader market set of prospects for our HPC business and each of our new business initiatives. Marketing communications focus on our overall brand messaging, press releases, conferences, trade shows and demand creation marketing campaigns. Business development focuses on providing products and services to specific customer sets, such as earth sciences, manufacturing and computer-aided engineering, life sciences and energy.

Our Technology
We are dependent on the successful identification, development and timely introduction of new products and capabilities. The focus of our research and development activities include identification of new trends, technologies and workload needs in the ever changing HPC and Big Data markets, and subsequent leveraging of this research in the design of system architectures, hardware and software necessary to implement our expanding product portfolio.
Product Architectures
Our product portfolio covers a breath of architectures including tightly integrated massively parallel supercomputers, highly flexible and configurable supercomputers, world class data storage and management solutions and a purpose-built Big Data analytics appliance.
Hardware
We have extensive experience in the definition, design and integration of the hardware components required of HPC system solutions. This includes integrated circuits, board design, memory controllers, network and interconnect technologies, I/O subsystems, power, cooling and packaging infrastructures. The majority of our hardware research and development investments are in the following areas:

•
High-speed interconnect and board integration and design. Integration of a variety of network devices using a combination of custom and industry standard printed circuit boards, high-density connectors, carefully chosen transmission media and optimized topologies.

•
Power, packaging and cooling. We use a variety of dense packaging techniques in order to produce systems with superior performance, socket densities and energy efficiency. This packaging conjoins industry standard and custom-designed technologies in the areas of printed circuit board assemblies, power distribution and liquid and air cooling.

Software
We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system as well as programming environment software as an integral aspect of our product portfolio and distributing that software as part of system sales. Our software research and development experience includes: operating systems; provision of scalable hardware control RAS infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics; and programming environments, including our own and commercially available compilers, libraries and tools.
We purchase or license software technologies from third parties when necessary to meet certain specific customer requirements, while focusing our own resources where we believe we add the highest value.
For information relating to amounts spent on research and development, see Note 18 - Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.

Manufacturing and Supply Chain
We subcontract the manufacture of a majority of the hardware components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble our components. Our manufacturing strategy centers on build-to-order systems, focusing on obtaining competitive assembly and component costs and concentrating on the final assembly, test and quality assurance stages. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities, maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provide near real-time configuration changes to exploit faster and/or less expensive technologies and provide a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel are located primarily in Chippewa Falls, Wisconsin and Milpitas, California. We work closely with a supplier to provide integrated and tested Cray Sonexion storage products.
Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, proprietary components are typically competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is generally awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier's integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from Intel for our Cray XC systems, AMD and NVIDIA for our Cray XE and XK systems and the Aries interconnect chip from Avago through Taiwan Semiconductor Manufacturing Company who also provides the YarcData uRiKA Graph Appliance Threadstorm processor and the Gemini and SeaStar interconnect chips. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components in 2012 and in previous years.
Our Markets
Our key target markets are the supercomputing portion of the HPC market and the Big Data (including storage and analytics) market. As the ability to store, and perform data analytics on, enormous volumes of data has developed into an important success driver for businesses and government and academic research, the Big Data market has developed into an important target market for us. Big Data is a relatively new target market for us, but certain of our core strengths, such as the abilities to process vast amounts of unique data at very high speeds and to make "predictions," are essential to addressing Big Data challenges. The market segments we are targeting in the supercomputing portion of HPC and Big Data are as follows:
Scientific Research. Scientific research includes governmental research laboratories and research universities around the world. In the U.S., the Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are target customers for us. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration and similar agencies around the world. These research centers also provide supercomputing and Big Data resources to their affiliated organizations (such as the Department of Defense contractors) and industrial partners.
National Security/Cybersecurity. Classified work in various worldwide government agencies has represented an important customer market for us over many years. Certain U.S. governmental departments have also to provided funding support for our research and development efforts to meet their objectives. Current and target customers for our full range of products include a number of Department of Defense-related classified customers, the National Nuclear Security Administration of the Department of Energy and certain foreign counterparts.
Defense. The defense segment has wide-ranging needs for HPC systems that in some ways are unique and in other ways are similar to our other market segments. HPC systems can assist in the development of defense technologies, equipment and secure communications infrastructure, as well as in the identification and analysis of military intelligence. Intelligence supports real-time development of defense strategy and decision making, while technology advancements are necessary to maintain military advantages and deterrents.
Earth Sciences. Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing, storage and analytics capabilities increasingly critical. We have a number of customers running weather and climate applications, including customers in Germany, Korea, Brazil, Switzerland, Denmark, Finland, India, Spain and the United States.

Life Sciences. The life sciences industry has evolved dramatically over the past decade, and the simulations used today test the limits of HPC systems. In the life sciences, HPC methods cover a vast area that includes modular and quantum mechanics and dynamics, quantitative structure-activity relationship models, genomic assembly and comparison, whole cell process simulations and medical imaging, just to name a few. HPC computing and storage systems in this market utilize a mix of high capability and high throughput technologies.
Energy. Supercomputing in the energy sector is driven largely by research and for oil and gas exploration and processing, from seismic analysis to reservoir simulations. The simulation methods used are both CPU and GPU compute intensive and often require fast networks. We currently have customers utilizing both Cray systems and storage and we are targeting this segment for future products.
Manufacturing/Computer-Aided Engineering. Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around vehicles, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have customers in the aerospace, automotive and other manufacturing industries around the world.
Agencies of the U.S. government or customers serving the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 68% of our revenue in 2012, 54% of our 2011 revenue, and 62% of our 2010 revenue. Significant customers with over 10% of our annual revenue, including those funded by the U.S. government, were the National Center for Supercomputing Applications (NCSA) at the University of Illinois, the first phase of the upgrade at the Oak Ridge National Laboratory and a commercial customer in 2012; the High Performance Computing Center Stuttgart and the National Energy Research Scientific Computing Center in 2011; and the Korean Meteorological Administration and Los Alamos National Laboratory in 2010. International customers accounted for 18% of our total revenue in 2012, 35% of our total revenue in 2011 and 34% of our total revenue in 2010.
We have three operating segments that are reportable for financial reporting purposes. Segment information and related disclosures are set forth in Note 17 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.
Competition
The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, Hewlett-Packard, NEC, Hitachi, Fujitsu, Silicon Graphics International and Bull S.A. Most of these competitors have substantially greater total research, engineering, manufacturing, marketing and financial resources than we do.
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM builds systems leveraging third-party processors as well as its own processors. These competitors include the previously named companies and Dell Computer as well as smaller companies that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies' products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on larger problems lacking complexity. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us when competing in procurements. The introduction of the new CCS products, via our acquisition of Appro, helps us better address this market by providing flexible HPC offering alternatives with market competitive pricing.
To the extent that IBM and other processor suppliers develop processors with greater capabilities than the processors we use from Intel, AMD and NVIDIA our systems may be at a competitive disadvantage to systems utilizing such other processors.
 For our products designed for the high-end supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, total cost of ownership, quality, reliability, upgradeability, service and support, corporate reputation, brand image and account relationships. Our market approach here is more focused than many of our competitors, with high-end supercomputing products designed with high levels of integration to meet the exacting needs of this performance and scalability driven market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the upper-end of the supercomputer market segment. Our highly-integrated systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.
For our products designed for the technical enterprise HPC market segment, we provide configurations and cluster products that target applications requiring less than the most extreme levels of performance/bandwidth. In addition, for cost-sensitive markets that may necessitate a smaller footprint, we provide less dense HPC systems with or without the need for upgrading in the future. These Cray systems often leverage the technological advances made through developing our biggest and highest performing supercomputers, with cost-economized configuration options, or CCS products enabling the optimal balance of flexibility, price, performance, power and footprint. With this expansion of enterprise caliber products, we have now addressed the price-sensitive product application space with Cray HPC architectures, which scale up, or configure down, to meet customer needs and compete across the price/performance spectrum.
The market for our CCS products is competitive. The majority of competition is from IBM, HP, Dell, SGI, Bull and Fujitsu that offer open-standards cluster solutions with special software to address the growth in the mid-range supercomputing market. We compete primarily on the basis of price/performance, open-standards architecture, flexible configurations, energy-efficiency, reliability, scalability, comprehensive cluster management, corporate reputation and account relationships. Our market approach is to offer cluster solutions that provide greater performance on the large and complex computational problems and superior price/performance on many important applications in this market segment.
The competitive landscape in the “Big Data” market is similar to that of our high-end supercomputer systems (by company), though the majority of competition stems from vendors that offer large shared memory systems, like Silicon Graphics International, or commodity cluster systems with specialized software for data analytics. Also in the competitive field are business intelligence vendors such as Teradata, Oracle, EMC and IBM. The market for knowledge discovery from “Big Data”, enhanced by graph analytics, is nascent and fragmented as no dominant applications have yet emerged and so custom and open source software approaches are generally used, such as Hadoop/MapReduce. We expect to compete primarily on the basis of product performance, ease of use, scalability and total cost of ownership. We believe our offerings should compete effectively on these factors and that our market approach is more focused than our competition, as we develop technologies specifically for complex analysis of large scale data.
Our storage products compete with a number of manufacturers and integrators of parallel storage solutions, including IBM with its GPFS parallel file system, as well as solutions from Data Direct Network, NetApp, Panasas and other storage companies. The parallel storage and file system market is currently fragmented with a number of competing providers in the HPC marketplace. We believe our offerings compete effectively against our competition when the prospective target market has overlap with our system target market due to our experience, engineering know-how and reputation in high-performance computing.
The market for our technology in engineering services, including custom engineering, is competitive. Competition typically occurs at the design stage of a prospective customer's proposed product or research need, where the customer evaluates alternative technologies and design approaches. A design win provides an initial engagement, and while it may lead to a long-term, multi-phase engagement of development, manufacturing and support, there is no guarantee of the subsequent phases. The principal competitive factors in our market are product performance, reputation, ability to execute on time, price and integration and support services. Our competitive strengths include innovative engineering, deep knowledge of relevant technologies, a reputation for quality, and our ability to respond to varied customer requirements. There are a limited number of competitors with which we compete but most of them are much larger and thus have greater resources than we do. We compete primarily with defense contractors, such as General Dynamics, Lockheed Martin and Northrop Grumman and selected systems vendors such as IBM and Hewlett-Packard. Like us, these competitors have long-standing customer relationships and government program insights, but given their size, their reach and breadth of services are much greater.
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
We have licensed certain patents and other intellectual property from others in our industry. These licenses often contain restrictions on our use of the underlying technology. We have also entered into cross-license arrangements with other companies involved in the HPC industry. On May 2, 2012, we sold certain intellectual property and other assets related to the research and development of hardware network interconnect technologies to Intel Corporation.
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
Employees
As of December 31, 2012, we had 929 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “About Cray - Investors - Corporate Governance.”

Item 1A.    Risk Factors
In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make estimating revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a system sale to the University of Illinois' National Center for Supercomputing Applications accounted for approximately $143 million of our revenue in fiscal 2012. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we recorded positive net income in 2010, 2011 and 2012, we have historically experienced net losses and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million and a net loss of $0.6 million in 2009. Net income in 2011 benefited from the partial reduction of the valuation allowance held against our U.S. deferred tax assets of $13.9 million and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary of $0.8 million.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 systems as well as upgrades and successor systems;

•
successfully delivering and obtaining customer acceptances of our Cray XC30 systems, as well as obtaining customer acceptance of the Cray XK7 system delivered to the Department of Energy's Oak Ridge National Laboratory;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData and storage and data management businesses;

•	our ability to scale our internal processes effectively to enable growth;

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

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC30 system and upgrades and successors systems;

•
our ability to secure additional government funding for future development projects such as funding targeted for “exascale” and other computing initiatives as our DARPA HPCS program has been completed;

•
the level of product gross profit contribution in any given period due to volume or product mix, particularly with the introduction of flexible commodity-based supercomputers, competitive factors, strategic transactions, product life cycle, currency fluctuations, acceptance penalties and component costs;

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
Because of the numerous factors affecting our revenue and results of operations, we may not have net income on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in component availability, product development, receipt of orders, level and timing of approved government fiscal budgets, product acceptances, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2013 and in future years.
If we are unable to successfully develop, sell and deliver our Cray XC30 systems and successor systems, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC30 and successor systems, including systems integrating future processors. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
The level of product differentiation in our Cray XC30 and successor systems. We need to compete successfully against HPC systems from both, large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•
Our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as was required with our Cray XC30, Cray XE6, Cray XK6 systems and for subsequent systems;

•
Our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit, as has happened in the past; and

•	Whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future.
Failure to successfully develop and sell our Cray XC30 and successor systems into the high-end of the HPC market and recognize revenue for such systems will adversely affect our operating results.
If our current and future growth initiatives targeting markets outside of our traditional markets, primarily our YarcData subsidiary, storage and data management business and technical enterprise HPC systems, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from growth initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on Big Data analytics and storage and data management opportunities and selling HPC systems into the technical enterprise/midrange supercomputing segment. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for Cray and we do not have significant experience targeting these markets. Technical enterprise systems require successful sales in a lower priced segment of the supercomputer market as well as in relatively new commercial market segments. These data analytics and storage and data management opportunities and our technical enterprise efforts require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
If our Cluster Solutions business is not successful, our operating results will be adversely affected. Our Cluster Solutions business is the result of our acquisition of Appro International, Inc. in the fourth quarter of 2012. We have not previously sold a cluster-based solution into the same markets we sell our core HPC systems, and for this business to be successful we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products. We must also successfully complete the integration of the Appro business into Cray. If we are unable to successfully integrate and grow our Cluster Solutions business, our operating results will be adversely affected.
We have recently completed an acquisition, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

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
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our recently completed or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2010, 2011 and 2012, approximately 62%, 54% and 68%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the potential "sequestration" or other Congressional failures or successes in addressing budget concerns, current economic uncertainty, the downgrading of U.S. government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, the limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011 and 2012, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage solutions and subsystems and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of the Cray Sonexion products, we rely on a third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
If a supplier does not provide components or systems that meet our specifications in sufficient quantities on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during 2011and 2012 and adversely affected our efforts to complete the acceptance processes on the upgrades at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011 and, to a lesser extent for fiscal year 2012;

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

•
If a supplier of a component is subject to a claim that the component infringes a third-party's intellectual property rights, as has happened with one of our suppliers, our ability to obtain necessary components could be adversely affected or our cost to obtain such components could increase significantly;

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

For example, our DARPA HPCS project was adversely affected by changes by a major microprocessor supplier in its high performance technology roadmap that affected our ability to complete that program successfully and resulted in a reduction in the amount of funding we could receive from DARPA by $60 million. Certain delays in the availability of acceptable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, including in 2011 and 2012, and could adversely affect future results.
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all.

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
The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in pricing pressure that may cause us to reduce our pricing in order to remain competitive which can negatively impact our gross margins and adversely affect our operating results.
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
Customers and other third parties may make statements speculating about or announcing an intention to complete purchases or acceptances of Cray products before such purchases or acceptances are substantially certain, and these proposed purchases or acceptances may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of Cray products before Cray has obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements or announcements do not mean that Cray will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that Cray will ultimately be able to obtain the acceptance when or as expected.
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2010, 2011 and 2012, 62%, 54% and 68% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including our quarterly operating results, changes in analysts' estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, general economic conditions and conditions in our industry.
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
We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third party software products or defects in these products could reduce the demand for our products or cause delay in development. The operating system as well as other software we develop for our HPC systems contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our supercomputer systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.
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
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached, we could lose proprietary data and may suffer economic losses. We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to us. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, that could result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
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

•	special voting requirements for mergers and other business combinations, unless the proposed transaction was approved by a majority of continuing directors;

•	special procedures to bring matters before our shareholders at our annual shareholders' meeting; and

•	special procedures to nominate members for election to our Board of Directors.
These provisions could delay, defer or prevent a merger, consolidation, takeover or other business transaction between us and a third party that is not approved by our Board of Directors.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	227,800
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	61,900
Milpitas, CA	Manufacturing, warehouse and engineering	38,500
We own 179,100 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.
We lease a total of 8,600 square feet of office space, primarily for hardware development, in Austin, Texas. We lease a total of 5,200 square feet of office space, primarily for hardware and software engineering, in The Woodlands, Texas. We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 7,400 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 10,000 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2013.
Item 3.    Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. On February 14, 2013, we had 39,420,462 shares of common stock outstanding that were held by 321 holders of record.
The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2012:
First Quarter	$8.39	$6.09
Second Quarter	$12.24	$6.55
Third Quarter	$13.56	$10.80
Fourth Quarter	$16.02	$11.76
Year Ended December 31, 2011:
First Quarter	$8.38	$6.14
Second Quarter	$6.87	$5.83
Third Quarter	$6.52	$4.97
Fourth Quarter	$6.85	$4.96
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2012, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	2,112,510	$7.50	1,044,074
Equity compensation plans not approved by shareholders(2)	180,995	$5.08	—
Total	2,293,505		1,044,074

(1)
The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans and our 2001 employee stock purchase plan (including as amended); the 1995 and 1999 stock option plans have terminated and no more options may be granted under those plans. Pursuant to these stock option plans, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Under the 2004, 2006 and 2009 long-term equity compensation plans, the Board may grant restricted and performance stock grants in addition to incentive and nonqualified stock options. As of December 31, 2012, under the option and equity compensation plans approved by shareholders under which we may grant stock options, an aggregate of 1,044,074 shares remained available for grant as options and, under the option and equity compensation plans approved by shareholders under which we may grant restricted and bonus awards, an aggregate of 165,212 shares were available for such awards.

(2)
The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. At December 31, 2012, under the 2000 non-executive employee stock plan we had options for 180,995 shares outstanding.

Unregistered Sales of Securities
We had no unregistered sales of our securities in 2012 not previously reported.
Issuer Repurchases
We did not repurchase any of our common stock in 2012.

STOCK PERFORMANCE GRAPH
The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the Nasdaq Stock Market (U.S. companies) Index and the Nasdaq Computer Manufacturer Stocks Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2007, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2012

300
250
200
150
100
50
0
Dollars
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Cray Inc.
Nasdaq Stock Market (U.S)
Nasdaq Computer Manufacturer Stocks

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Cray Inc.	100.0	34.7	107.2	119.7	108.0	266.3
Nasdaq Stock Market (U.S.)	100.0	61.2	87.9	104.1	104.7	123.8
Nasdaq Computer Manufacturer Stocks	100.0	42.0	92.3	131.7	154.5	196.4

Item 6.    Selected Consolidated Financial Data
The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except for per share data)
Operating Data:
Product revenue	$353,767	$155,561	$239,085	$199,114	$218,970
Service revenue	67,291	80,485	80,303	84,933	63,883
Total revenue	421,058	236,046	319,388	284,047	282,853
Cost of product revenue	231,237	101,000	155,027	130,444	133,715
Cost of service revenue	38,643	40,680	54,404	47,719	38,062
Total cost of revenue	269,880	141,680	209,431	178,163	171,777
Gross profit	151,178	94,366	109,957	105,884	111,076
Research and development, net	64,303	49,452	43,618	62,947	51,775
Sales and marketing	37,180	26,134	31,085	26,601	24,988
General and administrative	20,707	15,840	17,767	16,579	16,742
Restructuring, severance and impairment	—	1,783	—	—	54,450
Operating expenses	122,190	93,209	92,470	106,127	147,955
Net gain on sale of interconnect hardware development program	139,068	—	—	—	—
Income (loss) from operations	168,056	1,157	17,487	(243)	(36,879)
Other income (expense), net	472	(989)	(766)	(430)	588
Interest income (expense), net	204	(33)	219	(805)	(4,068)
Income (loss) before income taxes	168,732	135	16,940	(1,478)	(40,359)
(Provision) benefit for income taxes	(7,491)	14,194	(1,878)	874	(387)
Net income (loss)	$161,241	$14,329	$15,062	$(604)	$(40,746)
Net income (loss) per common share:
Basic	$4.42	$0.41	$0.44	$(0.02)	$(1.25)
Diluted	$4.27	$0.40	$0.43	$(0.02)	$(1.25)
Weighted average outstanding shares:
Basic	36,509	35,122	34,313	33,559	32,573
Diluted	37,789	36,072	35,278	33,559	32,573
Cash Flow Data:
Cash provided by (used in):
Operating activities	$156,892	$(3,823)	$(49,164)	$66,684	$(45,507)
Investing activities	37,694	(4,779)	500	(7,682)	46,207
Financing activities	7,827	1,462	933	(27,209)	(47,196)
Depreciation and amortization	8,652	8,601	9,431	8,454	10,232
Purchases of property and equipment	10,843	4,916	3,736	7,581	4,430
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$323,205	$54,187	$61,295	$113,178	$80,414
Working capital	283,352	137,733	125,377	98,759	114,179
Total assets	510,314	283,099	260,628	223,660	313,861
Convertible notes, net of discount, current	—	—	—	—	25,681
Shareholders’ equity	340,546	166,814	145,821	124,163	120,205

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
Overview and Executive Summary
We design, develop, manufacture, market and service high-performance computing, or HPC, systems, including categories of systems commonly known as supercomputers and/or clusters, and provide storage solutions, software and engineering services related to HPC systems to our customers, which include government agencies and government-funded entities, academic institutions and commercial entities. We provide customer-focused solutions based on two models. Firstly, we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale. Secondly, we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon choosing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, energy efficiency and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by expanding our addressable market in areas where we can leverage our experience and technology, such as in storage of and analytics on enormous volumes of data, popularly referred to as “Big Data”, technical enterprise-class systems and custom engineered solutions.
Summary of 2012 Results
Revenue increased by $185.0 million in 2012 compared to 2011 to $421.1 million. Product revenue increased by $198.2 million and service revenue decreased by $13.2 million. The increase in product revenue was principally the result of two significant system acceptances, one at the National Center for Supercomputing Applications (NCSA) at the University of Illinois and another for the first phase of the upgrade at the Oak Ridge National Laboratory. Service revenue decreased in part due to lower revenue from our former Special Purpose Systems practice and the effect of an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011, as revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured. Cray Cluster Solutions contributed $600,000 in revenue in 2012.
Product gross profit margin for 2012 of 35% was consistent with 2011. Gross profit margin from services was lower in 2012 compared to 2011 due to the additional revenue from the Custom Engineering contract referred to above and the associated costs having been recorded in prior periods, as well as $2.1 million in higher incentive compensation expense in 2012.
We recorded income from operations of $168.1 million in 2012 compared to income from operations of $1.2 million in 2011. The increase in net income from operations was primarily attributable to both a $139.1 million gain on the sale of our interconnect hardware development program to Intel and an increase in gross profit of $56.8 million in 2012 over 2011 due to higher product revenue. This was partially offset by lower service revenue and lower gross profit on service revenue. Operating expenses increased $29.0 million principally due to additional investments in research and development activities, lower research and development reimbursements and an additional $12.7 million in incentive-based compensation and commissions. Incentive compensation costs are principally driven by pre-bonus operating income and, to a lesser extent, product revenue.
Net income increased from $14.3 million in 2011 to $161.2 million in 2012 due to the increase in operating income discussed above, partially offset by an increase in income tax expense of $21.7 million.
Net cash provided by operations during 2012 was $156.9 million, as compared to net cash used in operations of $3.8 million in 2011. The increase in net cash provided by operations was principally due to higher net income and higher collections from customers.

Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and growing accelerators, as the rate of per-core performance increases slows;

•	Data needs growing faster than computational needs;

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software; and

•	Cloud Computing for cost-effective computing on loosely-coupled HPC applications.
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, low cost, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements.
In the markets for the largest, and most scalable systems, those often costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as graphics processing units and field programmable gate arrays , in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale — that is, to continue to increase actual performance as systems grow ever larger in size – and in areas where we can leverage our core expertize in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have begun to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “Big Data” analytics. We have also recently significantly expanded our addressable market with the acquisition of Appro. Appro provides cluster systems and solutions to the HPC market. Appro had the third-highest number of systems in the top 100 of the November 2012 Top500 Supercomputer Sites ranking. Appro became Cray Cluster Solutions, or CCS, following the acquisition.

Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and the addition of CCS products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management, “Big Data” analytics, technical enterprise HPC systems and custom engineered solutions. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Our product gross profit margin was 35% in 2011 and 2012. The new cluster systems products typically have lower gross margins than our other products, which is somewhat offset by lower operating costs. Service gross profit margin decreased from 49% in 2011 to 43% in 2012. The decrease in service gross profit margin is due to higher incentive compensation expense and an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011 where revenue was recognized on the cash basis, and the associated costs were recorded in prior periods, as our ability to collect payment was not reasonably assured. The decrease in our service gross margin drove the decrease in our total gross profit margin from 40% in 2011 to 36% in 2012.
Operating expenses.    Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. The net proceeds from the sale of our interconnect hardware development program to Intel of $139.2 million in 2012 substantially increased our liquidity position.

Results of Operations
Revenue and Gross Profit
Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2012	2011	2010
Product revenue	$353,767	$155,561	$239,085
Less: Cost of product revenue	231,237	101,000	155,027
Product gross profit	$122,530	$54,561	$84,058
Product gross profit percentage	35%	35%	35%

Service revenue	67,291	80,485	80,303
Less: Cost of service revenue	38,643	40,680	54,404
Service gross profit	$28,648	$39,805	$25,899
Service gross profit percentage	43%	49%	32%

Total revenue	$421,058	$236,046	$319,388
Less: Total cost of revenue	269,880	141,680	209,431
Total gross profit	$151,178	$94,366	$109,957
Total gross profit percentage	36%	40%	34%
Product Revenue
Product revenue in 2012 increased $198.2 million, or 127%, over 2011 principally as the result of two significant system acceptances, one at NCSA at the University of Illinois (Blue Waters) and another for the first phase of the upgrade at the Oak Ridge National Laboratory. Additionally, revenue from our Storage and Data Management business unit increased from $7.2 million in 2011 to $50.2 million in 2012. A large portion of Storage and Data Management revenues in 2012 were attributable to the Blue Waters system at the University of Illinois.
Product revenue in 2011 decreased $83.5 million, or 35%, over 2010 principally due to our inability to complete the acceptance process of the first phase of the upgrade at the Oak Ridge National Laboratory in 2011, which resulted in a delay in the recognition of the associated revenue until 2012. Additionally, revenue from sales of our external storage systems was lower in 2011 as fewer customers implemented large storage systems during the year.
Service Revenue
Service revenue for 2012 decreased $13.2 million from 2011. Service revenue decreased in part due to an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011, as revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured in 2010.
Service revenue for 2011 increased $0.2 million from 2010. Lower revenues on certain Custom Engineering projects were offset by a $6.3 million increase in revenue from our Maintenance and Support group due to an increased number of systems in the field. Custom Engineering service revenue in 2011 included an additional $6.2 million in revenue recorded on a contract where revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue for 2012 increased by $130.2 million compared to 2011 driven by significantly higher product revenue. Product gross profit percentage was 35% in 2012 and 2011.
Product gross profit percentage was unchanged at 35% in 2011 and 2010. Lower component costs, principally memory, contributed to maintaining product gross margin levels in 2011. This was partially offset by penalties incurred on 2011 product acceptances resulting from delays in the availability of a key component.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue decreased $2.0 million and service gross profit margin decreased by six percentage points to 43% in 2012 compared to 2011. Gross profit margin from services was lower in 2012 compared to 2011 due to an additional $6.2 million in revenue in 2011 recorded on a Custom Engineering contract where revenue was being recorded on a cash basis, and the associated costs were recorded in prior periods, as the Company’s ability to collect payment was not reasonably assured, as well as $2.1 million in higher incentive compensation in 2012.

Cost of service revenue decreased $13.7 million and service gross profit margin increased by 17 percentage points to 49% in 2011 compared to 2010. The increase in service gross profit margin was due to increases in revenue from our Maintenance and Support group from the large systems that were accepted in the fourth quarter of 2010 with a minimal increase in costs and an additional $6.2 million in revenue in 2011 recorded on a Custom Engineering contract where revenue was being recorded on a cash basis, where the associated costs were recorded in prior periods, as the Company's ability to collect payment was not reasonably assured. The Company's workforce reductions in March 2011 and other cost reduction actions also contributed to an increase in service gross profit for 2011.
Operating Expenses
Research and Development
Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	2012	2011	2010
Gross research and development expenses	$86,305	$76,993	$82,525
Less: Amounts included in cost of revenue	(1,080)	(410)	(79)
Less: Reimbursed research and development (excludes amounts in revenue)	(20,922)	(27,131)	(38,828)
Net research and development expenses	$64,303	$49,452	$43,618
Percentage of total revenue	15%	21%	14%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted expenses.
In 2012, the Company's Phase III agreement with DARPA was amended to eliminate certain deliverables and reduce the co-funding amount to $178.5 million. As of December 31, 2012, the DARPA Phase III agreement was substantially complete and we have received all $178.5 million in reimbursement.
In 2012, gross research and development expenses increased $9.3 million from 2011 levels primarily due to increased investments in the development of new products for our new initiatives as well as $5.8 million in additional incentive based compensation expense. Reimbursed research and development decreased $6.2 million in 2012 compared to 2011 primarily due to $3.5 million less in reimbursements recognized in connection with our DARPA HPCS Phase III project.
In 2011, gross research and development expenses decreased $5.5 million from 2010 levels primarily due to decreased incentive-based compensation expense and lower third-party service expenses, partially offset by higher salary expense resulting from higher headcount. Reimbursed research and development decreased $11.7 million in 2011 compared to 2010 due to $12.5 million less in reimbursements recognized in connection with our DARPA HPCS Phase III project as we passed two milestones in 2011 compared to three milestones in 2010.
Other Operating Expenses
Our sales and marketing and general and administrative expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2012	2011	2010
Sales and marketing	$37,180	$26,134	$31,085
Percentage of total revenue	9%	11%	10%
General and administrative	$20,707	$15,840	$17,767
Percentage of total revenue	5%	7%	6%
Restructuring	—	$1,783	—
Percentage of total revenue	—	1%	—
Sales and Marketing.    The $11.0 million increase in sales and marketing expenses in 2012 compared to 2011 was due to higher headcount and $4.5 million in additional incentive-based compensation and commissions.
The $5.0 million decrease in sales and marketing expenses in 2011 compared to 2010 was due principally to lower incentive-based compensation and lower commissions.

General and Administrative.    The $4.9 million increase in general and administrative expenses in 2012 compared to 2011 was partly due to $2.5 million higher incentive-based compensation and $0.9 million of costs incurred for the Appro acquisition.
The $1.9 million decrease in general and administrative expenses in 2011 compared to 2010 was primarily due to lower incentive-based compensation and lower salary expense due to lower headcount.
Restructuring.    Restructuring expenses in 2011 were primarily due to the elimination of positions in our workforce rebalancing.
Sale of Interconnect Hardware Development Program
On May 2, 2012, we sold our interconnect hardware development program to Intel for cash consideration of $140 million. As part of the transaction, 73 of our employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. We retained certain rights to use the transferred assets and intellectual property. As a result of the sale, we recorded a gain of $139.1 million for the year ended December 31, 2012.
Other Income (Expense), Net
We recorded $0.5 million in net other income and $1.0 million and $0.8 million of net other expense for the years ended December 31, 2012, 2011 and 2010, respectively, principally due to foreign exchange transaction gains and losses.
Interest Income (Expense), Net
Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest income	$397	$229	$485
Interest expense	(193)	(262)	(266)
Net interest income (expense)	$204	$(33)	$219
Interest income in 2012 increased as compared to 2011 due to higher average invested balances. Interest income in 2011 decreased as compared to 2010 due to lower average invested balances and lower short-term interest rates. Interest expense decreased modestly in 2012 as a result of changes in our credit arrangements. Interest expense in 2011 was consistent with 2010.
Taxes
We recorded income tax benefit (expense) for the years ended December 31 as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income before income taxes	$168,732	$135	$16,940
Tax benefit (expense)	(7,491)	14,194	(1,878)
Net income	$161,241	$14,329	$15,062
Effective tax rate	(4)%	10,514%	(11)%
The primary reason for the difference between the income tax provision at the federal statutory rate of 35.0% and our effective income tax rate of (4)% for the year ended December 31, 2012 is that the gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of restructuring a subsidiary, resulted in our ability to experience a relatively small tax consequence from the sale. The tax benefit recorded by us during the year ended December 31, 2011 was primarily attributable to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against our U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company's German subsidiary. Income tax expense recorded in 2010 related primarily to income taxes payable.
During the year ended December 31, 2012, we reduced the valuation allowance held against our deferred tax assets by $18.4 million as a result of the sale of the Company's interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years, including changes resulting from the Company's acquisition of Appro. We consider our actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on our future assessment of all available evidence in support of the likelihood of realization of our deferred tax assets.
As of December 31, 2012, we had federal income tax net operating loss carryforwards of approximately $153.7 million that will expire between 2019 through 2031, if not utilized.
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
Cash and cash equivalents and restricted cash increased by $198.9 million from December 31, 2011 to December 31, 2012. The increase is attributable to the $140 million received from the sale of our interconnect hardware development program to Intel and large collections from systems such as the NCSA Blue Waters system and the first phase of the upgrade at Oak Ridge National Laboratory. Partially offsetting these items were the net cash used in the Appro acquisition of $24.2 million and the purchases of debt instruments of others of $70.2 million. No debt securities were held at December 31, 2011.
Accrued payroll and related expenses increased from $11.3 million at December 31, 2011 to $25.9 million at December 31, 2012 primarily due to higher accruals for incentive compensation expense. The current portion of deferred revenues increased to $68.1 million as of December 31, 2012 from $44.6 million at December 31, 2011, resulting principally from advance payments billed to customers prior to acceptance of the associated system.
Cash and cash equivalents and restricted cash totaled $253.1 million at December 31, 2012 compared to $54.2 million at December 31, 2011. As of December 31, 2012, we had working capital of $283.4 million compared to $137.7 million as of December 31, 2011.
Cash flow information for the years ended December 31 included the following (in thousands):

	2012	2011	2010
Operating Activities	$156,892	$(3,823)	$(49,164)
Investing Activities	37,694	(4,779)	500
Financing Activities	7,827	1,462	933
Operating Activities.    Net cash provided by operating activities in 2012 was $156.9 million and net cash used in operating activities in 2011 was $3.8 million. Net cash used by operating activities was $49.2 million in 2010. For the year ended December 31, 2012, cash provided by operating activities was principally the result of significant decreases in accounts receivable and increases in deferred revenue. For the year ended December 31, 2011, cash used in operating activities was principally the result of a significant increase in inventory partially offset by a decrease in accounts receivable. For the year ended December 31, 2010, cash used by operating activities was principally the result of a large increase in accounts receivable due to final billings related to fourth quarter acceptances due in early 2011.
Investing Activities.    Net cash provided by investing activities was $37.7 million in 2012. Net cash used in investing activities was $4.8 million in 2011. Net cash provided by investing activities was $0.5 million in 2010. For the year ended December 31, 2012, net cash provided by investing activities was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs, partially offset by purchases of investments of $70.2 million and the acquisition of Appro of $24.2 million, net of cash assumed. For the year ended December 31, 2011, net cash used in investing activities was principally the result of purchases of property and equipment. For the year ended December 31, 2010, net cash provided by investing activities was a result of the sale of $3.0 million in short-term investments and a $1.2 million decrease in restricted cash, offset by property and equipment purchases of $3.7 million.

Financing Activities.    Net cash provided by financing activities was $7.8 million, $1.5 million, and $0.9 million in 2012, 2011 and 2010, respectively. Net cash provided by financing activities was due primarily to proceeds from stock option exercises as a consequence of a significant increase in our average stock price and stock purchases from our employee stock purchase plan.
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
The following table summarizes our contractual cash obligations as of December 31, 2012 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$4,885	$4,885	$—	$—	$—
Operating leases	22,963	4,940	7,695	6,833	3,495
Total contractual cash obligations	$27,848	$9,825	$7,695	$6,833	$3,495
As of December 31, 2012, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2013.     As of December 31, 2012, we had a $10.0 million letter of credit facility with Silicon Valley Bank.  The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit.  This facility has a maturity date of October 17, 2013. We have made no draws and had no outstanding borrowings on any lines of credit as of December 31, 2012.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2012, we incurred $4.9 million  for such arrangements.
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
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when we estimate that it is more likely than not that all or a portion of the deferred tax assets will not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, our recent results of operations and expected future profitability. We consider our actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. We have significant difficulty projecting future results due to the nature of the business and the industry in which we operate.
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
As of December 31, 2012, we had approximately $95.6 million of net deferred tax assets, against which we provided a $82.5 million valuation allowance, resulting in a net deferred tax asset of $13.1 million. During the year ended December 31, 2012 the Company reduced the valuation allowance held against our deferred tax assets by $18.4 million as a result of the sale of the Company's interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years, including changes resulting from the Company's acquisition of Appro. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.
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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. We adopted this standard in 2012 and have elected to present separate Consolidated Statements of Comprehensive Income.

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
Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2012, we had entered into forward exchange contracts that hedge approximately $79.3 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2012, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.5 million. We do not hold or purchase any currency forward exchange contracts for trading purposes.

Item 8.    Financial Statements and Supplementary Data
 ________________________________

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those consolidated financial statements.
/s/    PETERSON SULLIVAN LLP
Seattle, Washington
February 28, 2013

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is contained in part in the sections captioned “Our Common Stock Ownership,” “The Board of Directors,” “Executive Officers” and “Proposal 1: To Elect Seven Directors for One-Year Terms” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2013, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the section captioned “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2013, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is contained in part in the section captioned “Our Common Stock Ownership” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2013, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the sections captioned “The Board of Directors — Independence” and “Transactions With Related Persons” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2013, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the section captioned “Proposal 2: To Ratify the Appointment of Peterson Sullivan LLP as Our Independent Auditors” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2013, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2012 and December 31, 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2012, 2011, and 2010 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 28, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 28, 2013.

Signature	Title

By /s/ PETER J. UNGARO	Chief Executive Officer, President and Director
Peter J. Ungaro	(Principal Executive Officer)

By /s/ BRIAN C. HENRY	Chief Financial Officer and Executive Vice President
Brian C. Henry	(Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD	Chief Accounting Officer, Controller and Vice President
Charles D. Fairchild	(Principal Accounting Officer)

By /s/ JOHN B. JONES, JR.	Director
John B. Jones, Jr.

By /s/ STEPHEN C. KIELY	Director
Stephen C. Kiely

By /s/ FRANK L. LEDERMAN	Director
Frank L. Lederman

By /s/ SALLY G. NARODICK	Director
Sally G. Narodick

By /s/ DANIEL C. REGIS	Director
Daniel C. Regis

By /s/ STEPHEN C. RICHARDS	Director
Stephen C. Richards

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
2.1	Asset Purchase Agreement between Intel Corporation and the Company, dated April 24, 2012	8-K	000-26820	04/25/12	2.1
2.2	Agreement and Plan of Merger by and among Astro Acquisition Corp., Appro International, Inc., the Shareholders' Agent and the Company, dated November 8, 2012	8-K	000-26820	11/09/12	2.1
3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3
3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1
3.3	First Amendment to Amended and Restated Bylaws	8-K	000-26820	04/19/12	3.1
10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1
10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2
10.2*	2001 Employee Stock Purchase Plan, as Amended	DEF 14A	000-26820	04/14/05	A
10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A
10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B
10.5*	2005 Executive Bonus Plan	8-K	000-26820	03/25/05	10.1
10.6*	Cray Canada Inc. Amended and Restated Key Employee Stock Option Plan	S-8	333-114243	04/06/04	4
10.7*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B
10.8*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A
10.9*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32
10.10*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33
10.11*	Form of Director Stock Option Agreement	10-K	000-26820	04/01/05	10.34
10.12*	Form of Director Stock Option Agreement, immediate vesting	10-K	000-26820	04/01/05	10.35
10.13*	Form of Employee Restricted Stock Agreement, current form	10-K	000-26820	03/09/07	10.11
10.14*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1
10.15*	2007 Cash Incentive Plan	8-K	000-26820	02/12/07	10.1
10.16*	Senior Officer Cash Incentive Plan for annual cash incentive awards	8-K	000-26820	05/14/08	10.1
10.17*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1
10.18*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005	8-K	000-26820	05/09/05	10.1
10.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.20*	Form of Management Continuation Agreement between the Company and its Executive Officers and certain other Employees	10-Q	000-26820	05/17/99	10.1
10.21*	Form of Management Retention Agreement, dated as of December 19, 2008, including Annex A-1 and Annex A-2 applicable to Peter J. Ungaro and Brian C. Henry, respectively	8-K	000-26820	12/22/08	10.1
10.22*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1
10.23*	Retention Agreement between the Company and Peter J. Ungaro, dated December 20, 2005	8-K	000-26820	12/22/05	10.2
10.24*	Retention Agreement between the Company and Brian C. Henry, dated December 20, 2005	8-K	000-26820	12/22/05	10.3
10.25*	Retention Agreement between the Company and Margaret A. Williams, dated December 20, 2005	8-K	000-26820	12/22/05	10.4
10.26*	Summary sheet setting forth amended compensation arrangements for non-employee Directors	8-K	000-26820	02/21/06	10.1
10.27*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28
10.28*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1
10.29	Lease Agreement between 900 Fourth Avenue Property LLC and the Company, dated as of August 11, 2008	8-K	000-26820	08/29/08	10.1
10.30	FAB I Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000	10-K	000-26820	04/02/01	10.9
10.31	Amendment No. 1 to the FAB Building Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002	10-K	000-26820	03/28/03	10.13
10.32	Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated June 30, 2000	10-K	000-26820	04/02/01	10.10
10.33	Amendment No. 1 to the Conference Center Lease Agreement between Union Semiconductor Technology Corporation and the Company, dated as of August 19, 2002	10-K	000-26820	03/28/03	10.15
10.34	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008	8-K	000-26820	02/01/08	10.1
10.35	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.36	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000	10-Q	000-26820	05/15/00	10.3
10.37	Amendment No. 2 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March 30, 2007	10-Q	000-26820	08/07/07	10.1
10.38	Amendment No. 3 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March, 28, 2008	8-K	000-26820	04/08/08	10.1
10.39	Credit Agreement between Wells Fargo Bank, National Association and the Company, dated December 29, 2006	8-K	000-26820	01/04/07	10.1
10.40	First Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated January 31, 2007	10-K	000-26820	03/09/07	10.42
10.41	Second Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, effective as of December 31, 2007	8-K	000-26820	01/04/08	10.1
10.42	Third Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated August 22, 2008	8-K	000-26820	08/29/08	10.2
10.43	Fourth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated April 20, 2009	10-K	000-26820	03/16/10	10.44
10.44	Fifth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2009	8-K	000-26820	07/13/09	10.1
10.45	Sixth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2010	10-K	000-26820	02/27/12	10.45
10.46	Seventh Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2011	10-K	000-26820	02/27/12	10.46
10.47	Loan and Security Agreement between Silicon Valley Bank and the Company, dated September 13, 2010	8-K	000-26820	09/17/10	10.1
10.48	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank and the Company, dated June 21, 2011	10-K	000-26820	02/27/12	10.48
10.49*	Offer Letter between the Company and Arvind Parthasarathi, dated January 13, 2012	10-Q	000-26820	04/26/12	10.1
10.50*	Offer Letter between the Company and William C. Blake, dated March 26, 2012	10-Q	000-26820	04/26/12	10.2
10.51	Intellectual Property Agreement between Intel Corporation and the Company, dated May 2, 2012	8-K	000-26820	05/03/12	10.1

`

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith

10.52	Eighth Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company, dated June 1, 2012	10-Q	000-26820	07/31/12	10.2
10.53	Restated Credit Agreement between Wells Fargo Bank, National Association and the Company, dated October 1, 2012	10-Q	000-26820	07/31/12	10.1
21.1	Subsidiaries of the Company					X
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$253,065	$50,411
Restricted cash	—	3,776
Short-term investments	52,563	—
Accounts and other receivables, net	13,440	72,381
Inventory	89,796	97,881
Prepaid expenses and other current assets	11,823	12,932
Total current assets	420,687	237,381
Long-term investments	17,577	—
Property and equipment, net	25,543	16,462
Service inventory, net	1,490	1,611
Goodwill	14,182	—
Purchased intangible assets, net	7,981	—
Deferred tax asset	10,041	13,352
Other non-current assets	12,813	14,293
TOTAL ASSETS	$510,314	$283,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,732	$38,328
Accrued payroll and related expenses	25,927	11,270
Other accrued liabilities	8,616	5,414
Deferred revenue	68,060	44,636
Total current liabilities	137,335	99,648
Long-term deferred revenue	29,254	14,184
Other non-current liabilities	3,179	2,453
TOTAL LIABILITIES	169,768	116,285
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 39,435,215 and 36,763,379 shares, respectively	577,938	564,148
Accumulated other comprehensive income	5,181	6,480
Accumulated deficit	(242,573)	(403,814)
TOTAL SHAREHOLDERS’ EQUITY	340,546	166,814
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$510,314	$283,099
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Product	$353,767	$155,561	$239,085
Service	67,291	80,485	80,303
Total revenue	421,058	236,046	319,388
Cost of revenue:
Cost of product revenue	231,237	101,000	155,027
Cost of service revenue	38,643	40,680	54,404
Total cost of revenue	269,880	141,680	209,431
Gross profit	151,178	94,366	109,957
Operating expenses:
Research and development, net	64,303	49,452	43,618
Sales and marketing	37,180	26,134	31,085
General and administrative	20,707	15,840	17,767
Restructuring	—	1,783	—
Total operating expenses	122,190	93,209	92,470
Net gain on sale of interconnect hardware development program	139,068	—	—
Income from operations	168,056	1,157	17,487
Other income (expense), net	472	(989)	(766)
Interest income (expense), net	204	(33)	219
Income before income taxes	168,732	135	16,940
Income tax benefit (expense)	(7,491)	14,194	(1,878)
Net income	$161,241	$14,329	$15,062
Basic net income per common share	$4.42	$0.41	$0.44
Diluted net income per common share	$4.27	$0.40	$0.43
Basic weighted average shares outstanding	36,509	35,122	34,313
Diluted weighted average shares outstanding	37,789	36,072	35,278
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$161,241	$14,329	$15,062
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(46)	—
Foreign currency translation adjustments	(43)	785	347
Unrealized gain (loss) on cash flow hedges	(567)	1,232	1,869
Reclassification adjustments on cash flow hedges included in net income	(643)	(443)	(3,458)
Other comprehensive income (loss)	(1,299)	1,574	(1,242)
Comprehensive income	$159,942	$15,903	$13,820
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, December 31, 2009	35,181	$551,220	$6,148	$(433,205)	$124,163
Issuance of shares under employee stock purchase plan	84	497			497
Exercise of stock options	92	436			436
Issuance of shares under Company 401(k) plan match	355	1,978			1,978
Restricted shares issued for compensation, net of forfeitures	356	—			—
Share-based compensation	—	4,927			4,927
Other comprehensive loss			(1,242)		(1,242)
Net income				15,062	15,062
BALANCE, December 31, 2010	36,068	$559,058	$4,906	$(418,143)	$145,821

Issuance of shares under employee stock purchase plan	65	372			372
Exercise of stock options	248	1,090			1,090
Restricted shares issued for compensation, net of forfeitures	382	—			—
Share-based compensation	—	3,628			3,628
Other comprehensive income			1,574		1,574
Net income				14,329	14,329
BALANCE, December 31, 2011	36,763	$564,148	$6,480	$(403,814)	$166,814

Issuance of shares under employee stock purchase plan	38	397			397
Exercise of stock options	1,346	7,430			7,430
Restricted shares issued for compensation, net of forfeitures	1,288	—			—
Share-based compensation	—	5,963			5,963
Other comprehensive loss			(1,299)		(1,299)
Net income				161,241	161,241
BALANCE, December 31, 2012	39,435	$577,938	$5,181	$(242,573)	$340,546
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$161,241	$14,329	$15,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,652	8,601	9,431
Loss on disposal of fixed assets	128	503	504
Net gain on sale of interconnect hardware development program	(139,068)	—	—
Share-based compensation expense	5,963	3,628	4,927
Inventory write-down	2,329	—	887
Deferred income taxes	3,020	(14,396)	(251)
Cash (used in) provided by operations due to changes in operating assets and liabilities:
Accounts and other receivables	60,744	34,180	(68,077)
Inventory	7,004	(50,950)	(25,300)
Prepaid expenses and other assets	1,763	(2,275)	(2,040)
Accounts payable	(6,489)	18,099	1,600
Accrued payroll and related expenses and other accrued liabilities	15,202	(9,493)	1,480
Other non-current liabilities	492	(71)	(194)
Deferred revenue	35,911	(5,978)	12,807
Net cash (used in) provided by operating activities	156,892	(3,823)	(49,164)
Investing activities:
Sales/maturities of short-term investments	—	—	3,000
Purchases of available-for-sale investments	(70,218)	—	—
Decrease in restricted cash	3,776	137	1,236
Proceeds from the sale of interconnect hardware development program, net	139,225	—	—
Cash used in acquisition, net of cash acquired	(24,246)	—	—
Purchases of property and equipment	(10,843)	(4,916)	(3,736)
Net cash provided by (used in) investing activities	37,694	(4,779)	500
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	397	372	497
Proceeds from exercise of options	7,430	1,090	436
Net cash provided by financing activities	7,827	1,462	933
Effect of foreign exchange rate changes on cash and cash equivalents	241	170	94
Net increase (decrease) in cash and cash equivalents	202,654	(6,970)	(47,637)
Cash and cash equivalents:
Beginning of period	50,411	57,381	105,018
End of period	$253,065	$50,411	$57,381
Supplemental disclosure of cash flow information:
Cash paid for interest	$90	$98	$3
Cash paid for income taxes	2,804	1,495	1,530
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$6,278	$2,310	$4,183
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS
Cray Inc., or Cray, or the Company, designs, develops, manufactures, markets and services high-performance computing, or HPC, systems, commonly known as supercomputers, and provides storage solutions and engineering services related to HPC systems. Cray’s supercomputer systems address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include government agencies, academic institutions and commercial entities.

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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2011, the Company had restricted cash of $3.8 million, of which $3.5 million related to the Company’s line of credit with Wells Fargo and $0.3 million resulted from a performance bond on a sales contract. The Company had no restricted cash balances as of December 31, 2012.
Investments
The Company's investments consist primarily of commercial paper, corporate debt, and other debt securities. Debt securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive income, a component of shareholders' equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Consolidated Statements of Operations. Realized gains and losses are calculated based on the specific identification method.
The Company monitors its investment portfolio for impairment on a periodic basis. When the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline, and it is not more likely than not that the Company will be required to sell the debt securities prior to recovery of its amortized cost basis, the Company records an impairment charge.
Investments that mature between three months and one year from the purchase date are classified as short-term investments in the Consolidated Balance Sheet. Investments that mature beyond one year from the purchase date are classified as long-term investments in the Consolidated Balance Sheet.

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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable and forward foreign currency exchange contracts.
The Company maintains cash and cash equivalents, available-for-sale securities and forward contracts with various financial institutions. As part of its risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any credit losses from instruments held at financial institutions. The Company utilizes forward contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
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

Fair Values of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s financial instruments primarily consist of debt securities, time deposits, money market funds, and foreign currency derivatives. See Note 5 for a further discussion on fair value of financial instruments.
Inventories
Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis. The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When the Company determines it is not likely the cost of inventory items will be recovered through future sales, the Company writes-down the related inventory to its estimated market value.
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
Property and Equipment and Intangible Assets, net
Property and equipment are recorded at cost less accumulated depreciation and amortization. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from 18 months to seven years for furniture and fixtures, three years for

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

computer equipment, and eight years to 25 years for buildings and land improvements. Leasehold improvements are depreciated over the life of the lease or asset, whichever is shorter.
The Company amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years.
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
Impairment of Long-Lived Assets and Intangibles
The Company evaluates property, plant and equipment and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, the carrying value of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Goodwill
Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. When evaluating goodwill for impairment, we first perform a qualitative assessment to assess whether the fair value of the reporting unit is more likely than not less than the carrying amount, including goodwill. If through our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

Business Combinations
The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. The Company uses estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, any refinements made to the fair value of the assets and liabilities assumed are recorded with retrospective effect.
The fair values of intangible assets acquired are estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company uses risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflects market participant assumptions.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are the Company's statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative selling price.
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
When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company's inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on the Company's prices or competitor prices for similar deliverables when sold separately. However, the Company is often unable to determine TPE, as the Company's offerings contain a significant level of customization and differentiation from those of competitors and the Company is often unable to reliably determine what similar competitor products' selling prices are on a standalone basis.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company records revenue from certain research and development contracts which include milestones using the milestone method if the milestones are determined to be substantive. A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

•	It is commensurate with either of the following:

•	The Company's performance to achieve the milestone; or

•	The enhancement of value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.

•	It relates solely to past performance.

•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.
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

Foreign Currency Translation
The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations. Net transaction losses were $(0.1) million, ($1.3) million, and ($1.0) million for 2012, 2011, and 2010, respectively.
Research and Development
Research and development expenses include costs incurred in the development and production of the Company’s hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve the Company’s development processes, and costs related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. The Company may also enter into arrangements whereby the Company makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. Due to the amendment, the Company received a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. The Company estimated the fair value of this rebate right to be $6.2 million. The Company believes the rebate right is recoverable and it has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment. As of December 31, 2012, $5.8 million in rebates remain available for use.
Amounts to be received under co-funding arrangements with the U.S. government or other customers are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2012, the Company had approximately $95.6 million of net deferred tax assets, against which the Company provided a $82.5 million valuation allowance, resulting in a net deferred tax asset of $13.1 million. During the year ended December 31, 2012 the Company reduced the valuation allowance held against its deferred tax assets by $18.4 million as a result of the sale of the Company's interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years, including changes resulting from the Company's acquisition of Appro. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.
Share-Based Compensation
The Company measures compensation cost for share-based payment awards at fair value and recognizes it as compensation expense over the service period for awards expected to vest. Share-based compensation expense is recognized for all share-based payment awards, net of an estimated forfeiture rate. Compensation cost is only recognized for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company utilizes the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Advertising Costs
Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $1.2 million, $0.6 million, and $0.8 million in 2012, 2011, and 2010, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
Earnings Per Share, or EPS
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method. For the years ended December 31, 2012, 2011 and 2010, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.3 million, 0.9 million, and 1.0 million, respectively. Potentially dilutive shares of 0.4 million, 2.2 million, and 1.9 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2012, 2011 and 2010, respectively, because they are antidilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2012	2011	2010
Accumulated unrealized net loss on available-for-sale investments	$(46)	$—	$—
Accumulated currency translation adjustments	4,301	4,344	3,559
Accumulated unrealized net gain on cash flow hedges	926	2,136	1,347
Accumulated other comprehensive income	$5,181	$6,480	$4,906

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The Company adopted this standard in 2012 and has elected to present separate Consolidated Statements of Comprehensive Income.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3    ACQUISITION

On November 21, 2012, the Closing Date, the Company acquired all the outstanding shares of Appro International, Inc., or Appro, for cash consideration of $24.9 million. Appro is a provider of cluster solutions in the high performance computing market. The acquisition of Appro will allow the Company to expand its product offering in the high performance computing market. The Company reports the financial results of the Appro business in the HPC Systems segment.

The measurement of deferred tax assets and liabilities and residual goodwill are not yet finalized and are subject to change. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company's consolidated financial statements.
The Company utilized a third-party appraisal in its determination of the fair value of the various assets acquired and liabilities assumed. The fair value of the acquired assets, net of assumed liabilities, equals the $24.9 million cash consideration paid by the Company.
The following are the estimated fair values of the assets acquired and liabilities assumed:

Cash	$634,534
Inventories	7,526,300
Other tangible assets	5,701,634
Deferred revenue	(2,400,000)
Accounts payable	(2,917,973)
Deferred tax liabilities	(3,684,677)
Other liabilities assumed	(2,060,692)
Net tangible assets	2,799,126

Trademarks	300,000
Developed technology	5,400,000
Customer relationships	1,800,000
Non-compete agreements	400,000
Goodwill	14,181,570
Total net assets acquired	$24,880,696
The fair values of the major components of the intangible assets acquired and their estimated useful lives are as follows (in thousands):

		Useful Life
Intangible Asset Class	Fair Value	(in Years)
Trademarks	$300	5
Developed technology	$5,400	3
Customer relationships	$1,800	10
Non-compete agreements	$400	2
The revenue and net loss of Appro from the Closing Date to December 31, 2012 included in the accompanying consolidated statements of operations were $0.6 million and $1.3 million, respectively.
The Company incurred acquisition-related costs (i.e., legal, accounting, valuation, and other costs) of $899,000 during the year ended December 31, 2012. The acquisition-related costs were expensed in the period in which the costs were incurred and are recorded in the accompanying Consolidated Statements of Operations.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Appro as if the acquisition had occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenue	$494,369	$291,409

Net income	$161,985	$10,487
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations of the Company.
The goodwill recorded in connection with the acquisition of Appro is primarily related to the synergies expected to be achieved and the value of the assembled workforce. The goodwill balance is not deductible for tax purposes.

The carrying amount of purchased intangibles at December 31, 2012 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$300	$7	$293
Developed technology	5,400	200	5,200
Customer relationships	1,800	20	1,780
Non-compete agreements	400	22	378
Total	$7,900	$249	$7,651

Aggregate amortization expense for the years ending December 31 are as follows (in thousands):

2013	$2,240
2014	2,218
2015	1,840
2016	240
2017	233
$6,771
For the year ended December 31, 2012, amortization expense related to purchased intangibles was $249,000.

NOTE 4 - SALE OF INTERCONNECT HARDWARE DEVELOPMENT PROGRAM
On May 2, 2012, the Company sold its interconnect hardware development program to Intel Corporation (“Intel”) for cash consideration of $140 million. As part of the transaction, 73 of the Company's employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. The Company retained certain rights to use the transferred assets and intellectual property. As a result of the sale, the Company recorded a gain of $139.1 million in “Net gain on sale of interconnect hardware development program” on the Consolidated Statements of Operations for the year ended December 31, 2012.

NOTE 5    FAIR VALUE MEASUREMENTS
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$253,065	$253,065	$—
Available for sale investments (1)	70,140	70,140	—
Foreign exchange forward contracts (2)	1,101	—	1,101
Assets measured at fair value at December 31, 2012	$324,306	$323,205	$1,101
Liabilities:
Foreign exchange forward contracts (3)	651	—	651
Liabilities measured at fair value at December 31, 2012	$651	$—	$651

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$54,187	$54,187	$—
Foreign exchange forward contracts (2)	3,251		3,251
Assets measured at fair value at December 31, 2011	$57,438	$54,187	$3,251
Liabilities:
Foreign exchange forward contracts (3)	3	—	3
Liabilities measured at fair value at December 31, 2011	$3	$—	$3
 _______________________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company's Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Consolidated Balance Sheet.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.
The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 assets and liabilities do not have observable prices, but have inputs that are based on observable inputs, such as foreign currency exchange rates, either directly or indirectly.
Foreign Currency Derivatives
As of December 31, 2012 and 2011, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2012, the outstanding notional amounts were approximately 57.5 million euro and 277.9 million Japanese yen. As of December 31, 2011, the outstanding notional amounts were approximately 3.5 million British pound sterling, 33.7 million euro and 20.6 million Norwegian kroner. As of December 31, 2012 and 2011, these contracts hedged foreign currency exposure of approximately $79.3 million and $55.8 million, respectively. The associated cash receipts are expected to be received through 2016, during which time the revenue on the associated sales contracts is expected to be recognized. As of December 31, 2012 and 2011, the fair value of outstanding forward contracts totaled a net gain of $0.5 million and $3.2 million, respectively. As of December 31, 2012 and 2011, unrecognized gains of $0.9 million and $2.1 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. The Company recognized approximately $0.6 million, $0.4 million and $3.5 million in net reclassification adjustments, which increased product revenue, as revenue on the associated sales contracts was recognized for the years ended December 31, 2012, 2011 and 2010, respectively.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - INVESTMENTS

The Company's investments in debt securities with original maturities greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company's investments in available-for-sale securities as of December 31, 2012 is shown in the table below:

			Unrealized
	Due in	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	2013	$52,650	$(87)	$52,563
Long-term available-for-sale securities	2014	17,567	10	17,577
Total		$70,217	$(77)	$70,140

As of December 31, 2012, the Company's debt securities were investment grade and carried a long-term rating of A2/A or higher.
The Company had no investments in debt securities at December 31, 2011.

NOTE 7    ACCOUNTS AND OTHER RECEIVABLES, NET
A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2012	2011
Trade accounts receivable	$9,596	$34,927
Unbilled receivables	415	7,307
Advance billings	278	24,490
Other receivables	3,156	5,767
	13,445	72,491
Allowance for doubtful accounts	(5)	(110)
Accounts and other receivables, net	$13,440	$72,381
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.
As of December 31, 2012 and 2011, accounts receivable included $5.1 million and $32.2 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.1 million and $0.7 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2012, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables. As of December 31, 2011, one non-U.S. government customer accounted for 30% of total accounts and other receivables.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8    INVENTORY
A summary of inventory follows (in thousands):

	December 31
	2012	2011
Components and subassemblies	$21,865	$29,402
Work in process	11,245	19,956
Finished goods	56,686	48,523
	$89,796	$97,881
As of December 31, 2012 and 2011, $56.1 million and $47.9 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2012, two customers accounted for $35.9 million of finished goods inventory. At December 31, 2011, two customers accounted for $46.4 million of finished goods inventory.
During 2012, the Company wrote-off $2.3 million of inventory related to the Cray XE and Cray XK product lines. During 2010, the Company wrote-off $0.9 million of inventory primarily related to the Cray XT product lines. There were no inventory write-offs during 2011.

NOTE 9    PROPERTY AND EQUIPMENT, NET
A summary of property and equipment follows (in thousands):

	December 31,
	2012	2011
Land	$131	$131
Buildings	13,885	11,540
Furniture and equipment	14,068	12,277
Computer equipment	80,698	69,794
Leasehold improvements	420	361
	109,202	94,103
Accumulated depreciation and amortization	(83,659)	(77,641)
Property and equipment, net	$25,543	$16,462
Depreciation expense on property and equipment for 2012, 2011 and 2010 was $7.4 million, $7.6 million and $8.1 million, respectively.

NOTE 10    SERVICE INVENTORY, NET
A summary of service inventory follows (in thousands):

	December 31,
	2012	2011
Service inventory	$15,641	$14,692
Accumulated depreciation	(14,151)	(13,081)
Service inventory, net	$1,490	$1,611

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11    DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31
	2012	2011
Deferred product revenue	$36,848	$22,068
Deferred service revenue	60,466	36,752
Total deferred revenue	97,314	58,820
Less long-term deferred revenue	(29,254)	(14,184)
Deferred revenue in current liabilities	$68,060	$44,636
At December 31, 2012, four customers accounted for 62% of total deferred revenue. At December 31, 2011, three customers accounted for 50% of total deferred revenue.

NOTE 12    COMMITMENTS AND CONTINGENCIES
The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2012, 2011 and 2010 of $4.6 million, $4.9 million, and $4.7 million, respectively.

Minimum contractual commitments as of December 31, 2012, were as follows (in thousands):

	Operating Leases	Development Agreements
2013	$4,940	$4,885
2014	3,962	—
2015	3,733	—
2016	3,741	—
2017	3,092	—
Thereafter	3,495	—
Minimum contractual commitments	$22,963	$4,885
In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $4.9 million, $4.7 million and $8.2 million for such arrangements, respectively.
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business; none of which are currently material to the Company’s business.

NOTE 13    INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.
Most of the Company’s deferred tax assets result from net operating loss carryforwards. As of December 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $153.7 million, of which approximately $26 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. Any reduction of taxes payable for stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes will be directly credited to shareholders’ equity. As of December 31, 2012, the Company had gross federal research and development tax credit carryforwards of approximately $14.4 million. The federal net operating loss carryforwards will expire from 2019 through 2031, and the research and development tax credits will expire from 2021 through 2031 if not utilized. Utilization of the Company’s federal net operating loss and research and development tax credit carryforwards generated prior to May 10, 2001 are limited under Section 382 of the Internal Revenue Code. As of December 31, 2012, the Company had

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $11.8 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2013 to 2020.
Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$161,592	$(2,847)	$16,319
International	7,140	2,982	621
Total	$168,732	$135	$16,940

The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$1,162	$(106)	$636
State	2,768	37	258
Foreign	541	271	1,235
Total current provision	4,471	202	2,129
Deferred provision (benefit):
Federal	1,362	(12,935)	—
State	1,415	(936)	—
Foreign	243	(525)	(251)
Total deferred provision (benefit)	3,020	(14,396)	(251)
Total provision (benefit) for income taxes	$7,491	$(14,194)	$1,878
The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision at statutory rate	$59,056	$47	$5,929
State taxes, net of federal benefit	4,183	(972)	237
Foreign income taxes	(518)	(406)	1,948
Deemed dividends for U.S. income tax purposes	2,352	338	152
Nondeductible expenses	549	242	168
Liquidation of subsidiary	(30,704)	—	—
Disallowed compensation	492	—	169
Research and development tax credit	—	(1,524)	(1,389)
Effect of change in valuation allowance on deferred tax assets	(27,919)	(11,919)	(5,336)
Effective income tax provision (benefit)	$7,491	$(14,194)	$1,878

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2012	2011
Current:
Deferred Income Tax Assets
Inventory	$5,397	$6,552
Accrued compensation	912	2,341
Deferred revenue	6,185	6,899
Net operating loss carryforwards	3,467	7,232
Other	1,092	937
Gross current deferred tax assets	17,053	23,961
Valuation allowance	(13,970)	(19,773)
Current deferred tax assets	3,083	4,188
Net current deferred tax asset	$3,083	$4,188
Long-Term:
Deferred Income Tax Assets
Property and equipment	$411	$852
Research and experimentation credit carryforwards	18,301	18,285
Net operating loss carryforwards	59,039	79,431
Goodwill	912	975
Other	5,563	4,907
Gross long-term deferred tax assets	84,226	104,450
Valuation allowance	(68,547)	(90,664)
Long-term deferred tax assets	15,679	13,786
Deferred Income Tax Liabilities
Property and equipment	(1,363)	—
Intangible assets	(3,002)	—
Other	(1,273)	(434)
Long-term deferred tax liabilities	(5,638)	(434)
Net long-term deferred tax asset	$10,041	$13,352
The Company’s net current deferred tax asset is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheet.
The Company recorded income tax expense of $7.5 million, an income tax benefit of $14.2 million and income tax expense of $1.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. The primary reason for the difference between the income tax provision at the statutory rate and the Company's effective income tax provision for the year ended December 31, 2012 is that the gain from the sale of the Company's interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company's deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of a subsidiary, resulted in the Company's ability to experience a relatively small tax consequence from the sale. The tax benefit recorded by the Company during the year ended December 31, 2011 was primarily attributable to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against the Company's U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company's German subsidiary. The tax expense recorded by the Company during the year ended December 31, 2010 was primarily attributable to income taxes payable.

During the year ended December 31, 2012 the Company reduced the valuation allowance held against its deferred tax assets by $18.4 million as a result of the sale of the Company's interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

all positive and negative evidence relating to future years, including changes resulting from the Company's acquisition of Appro. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of the Company's ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company's ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which it operates. The Company's conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company's future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets.
The valuation allowance on deferred tax assets decreased by $27.9 million, $17.5 million and $5.9 million in 2012, 2011 and 2010, respectively.
Undistributed earnings relating to certain of the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2012, the Company’s foreign subsidiaries held cash in the amount of $13.2 million.
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2012 (in thousands):

Balance at December 31, 2009	$488
Increase related to prior year income tax positions	7
Settlement	(265)
Lapse of statute of limitations	(210)
Balance at December 31, 2010	$20
Lapse of statute of limitations	(20)
Balance at December 31, 2011	$—
Increase related to current year income tax positions	470
Balance at December 31, 2012	$470

The balance of unrecognized tax benefits as of December 31, 2012 was $.5 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Germany, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2007 and for periods before 2008 and 2011 in Germany and the United Kingdom, respectively. With respect to the U.S. federal and various state jurisdictions the Company is no longer subject to income tax examinations with respect to periods before 2009, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.
Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2012, 2011 and 2010.

NOTE 14    CREDIT FACILITIES
As of December 31, 2012, the Company had a $10.0 million unsecured line of credit with Wells Fargo Bank. This facility has a maturity date of October 15, 2013.

As of December 31, 2012, the Company had a $10.0 million letter of credit facility with Silicon Valley Bank.  This facility is unsecured and may be used only to support the issuance of letters of credit.  This facility has a maturity date of October 17, 2013.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company made no draws and had no outstanding borrowings on any credit facilities as of December 31, 2012.

NOTE 15    SHAREHOLDERS’ EQUITY
Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.
Restricted Stock and Restricted Stock Units:    During 2012, 2011 and 2010, respectively, the Company issued an aggregate of 1,316,447, 513,587, and 501,157 shares of restricted stock and restricted stock units, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $15.8 million, $3.1 million, and $2.8 million for 2012, 2011 and 2010, respectively. Stock compensation expense is recorded over the vesting period, which has generally been two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2012, $15.6 million remains to be expensed over the remaining vesting periods of these grants. The 2012 balances include $9.5 million for performance vesting restricted stock subject to performance measures which are currently not considered probable. None of the expense related to these shares has been recognized due to the fact that the performance measures are not probable at this time.
As of December 31, 2012 and 2011, the Company had issued and outstanding 12,500 and 15,000 restricted stock units, respectively. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued.
The Company has two classes of stock: common stock and unvested share-based payment awards.

Stock Option Plans:    As of December 31, 2012, the Company had four active stock option plans that provide shares available for option grants to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.
In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	0.56%	0.67%	1.80%
Expected dividend yield	—%	—%	—%
Volatility	74.8%	74.37%	74.00%
Expected life (in years)	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$6.56	$3.34	$3.04
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied for the years ended December 31, 2012, 2011 and 2010 were 6.6%, 5.2%, and 7.6%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	3,116,522	$6.43
Granted	715,950	5.50
Exercised	(92,280)	4.73
Canceled and forfeited	(294,482)	7.32
Outstanding at December 31, 2010	3,445,710	6.20
Granted	476,500	6.08
Exercised	(248,271)	4.39
Canceled and forfeited	(256,019)	6.65
Outstanding at December 31, 2011	3,417,920	6.28
Granted	359,500	11.90
Exercised	(1,346,326)	5.52
Canceled and forfeited	(137,589)	11.35
Outstanding at December 31, 2012	2,293,505	7.31	7.2
Exercisable at December 31, 2012	1,266,533	6.79	6.1
Available for grant at December 31, 2012	1,044,074

As of December 31, 2012, there was $20.6 million of aggregate intrinsic value of outstanding stock options, including $12.3 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2012. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $7.6 million, $0.5 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	1,431,885	$5.22
Granted during 2010	501,157	5.54
Forfeited during 2010	(145,125)	4.54
Vested during 2010	(407,426)	7.40
Outstanding at December 31, 2010	1,380,491	4.77
Granted during 2011	513,587	6.04
Forfeited during 2011	(146,677)	5.29
Vested during 2011	(444,987)	4.03
Outstanding at December 31, 2011	1,302,414	5.47
Granted during 2012	1,316,447	11.99
Forfeited during 2012	(31,771)	7.64
Vested during 2012	(384,352)	5.86
Outstanding at December 31, 2012	2,202,738	9.27
The aggregate fair value of restricted shares vested during 2012, 2011 and 2010 was $4.2 million, $2.9 million, and $2.2 million, respectively.
As of December 31, 2012, the Company had $19.7 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants and restricted stock units, which is expected to be recognized over a weighted average period of 1.9 years. This includes $9.5 million for performance vesting restricted stock subject to performance measures

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which are currently not considered probable. None of the expense related to these shares has been recognized due to the fact that the performance measures are not probable at this time.
Outstanding and exercisable options by price range as of December 31, 2012, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 4.00	460,301	6.3	$3.72	367,137	$3.72
$ 4.01 - $ 6.00	477,743	7.0	$5.48	280,998	$5.50
$ 6.01 - $ 8.00	789,091	7.5	$6.33	429,362	$6.51
$ 8.01 - $ 50.28	566,370	7.5	$13.14	189,036	$15.31
$ 0.00 - $ 50.28	2,293,505	7.2	$7.31	1,266,533	$6.79

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Cost of product revenue	$57	$177	$218
Cost of service revenue	258	369	432
Research and development	1,327	784	1,628
Sales and marketing	1,717	490	603
General and administrative	2,604	1,808	2,046
Total share-based compensation expense	$5,963	$3,628	$4,927

Employee Stock Purchase Plan (ESPP):    Under the Company’s employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2012 and 2011, 998,118 and 959,784 shares, respectively, had been issued under the ESPP.

NOTE 16    BENEFIT PLANS
401(k) Plan
For the three years ended December 31, 2012, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2012, 2011 and 2010 Company match expense was $1.0 million, $1.1 million and $2.1 million, respectively.
Pension Plan
The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2012, the excess of plan assets over the projected benefit obligation of $2.4 million was $0.1 million. At December 31, 2011, the excess of plan assets over the projected benefit obligation of $2.3 million was $0.1 million. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.

NOTE 17    SEGMENT INFORMATION
The Company has the following reportable segments: HPC Systems, Maintenance and Support, and Storage and Data management. The Company's reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.
HPC Systems
HPC Systems includes a suite of highly advanced systems, including the Cray XC30, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and Cray Cluster Solutions products, which are used by single users all the way up through large research centers.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray HPC and Big Data systems and systems analysts to help customers achieve their mission objectives.
Storage and Data Management
Storage and Data Management offers the Cray Sonexion 1600 as well as other third-party storage products,
Engineering Services and Other
Included within Engineering Services and Other is the Company's YarcData division and Custom Engineering.
The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2012	2011	2010
Revenue:
HPC Systems	$298,255	$139,590	$200,334
Maintenance & Support	62,244	62,386	56,129
Storage and Data Management	50,246	7,197	34,081
Engineering Services and Other	10,313	26,873	28,844
Total revenue	$421,058	$236,046	$319,388
Cost of Revenue:
HPC Systems	$193,295	$90,686	$128,728
Maintenance & Support	36,510	31,558	32,700
Storage and Data Management	35,642	6,557	23,729
Engineering Services and Other	4,432	12,879	24,274
Total cost of revenue	$269,879	$141,680	$209,431
Gross Profit:
HPC Systems	$104,960	$48,904	$71,606
Maintenance & Support	25,734	30,828	23,429
Storage and Data Management	14,604	640	10,352
Engineering Services and Other	5,881	13,994	4,570
Total gross profit	$151,179	$94,366	$109,957
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2012:
Product revenue	$301,162	$52,605	$353,767
Service revenue	$42,359	$24,932	$67,291
Long-lived assets	$57,549	$4,460	$62,009
For the year ended December 31, 2011:
Product revenue	$95,929	$59,632	$155,561
Service revenue	$56,660	$23,825	$80,485
Long-lived assets	$28,281	$4,085	$32,366
For the year ended December 31, 2010:
Product revenue	$153,599	$85,486	$239,085
Service revenue	$58,406	$21,897	$80,303
Long-lived assets	$30,450	$4,368	$34,818
Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $286.9 million, $127.8 million and $197.9 million in 2012, 2011 and 2010, respectively. In 2012, three customers accounted for an aggregate of approximately 63% of total revenue. In 2011, two customers accounted for an aggregate of approximately 30% of total revenue. In 2010, two customers accounted for an aggregate of approximately 25% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2012, no foreign country accounted for more than 10% of the Company's revenue. In 2011, revenue in Germany accounted for 12% of total revenue. In 2010 revenue in South Korea accounted for 13% of total revenue.

NOTE 18    RESEARCH AND DEVELOPMENT
The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	December 31
	2012	2011	2010
Gross research and development expenses	$86,305	$76,993	$82,525
Less: Amounts included in cost of revenue	(1,080)	(410)	(79)
Less: Reimbursed research and development (excludes amounts in revenue)	(20,922)	(27,131)	(38,828)
Net research and development expenses	$64,303	$49,452	$43,618

NOTE 19    INTEREST INCOME (EXPENSE)
The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2012	2011	2010
Interest income	$397	$229	$485
Interest expense	(193)	(262)	(266)
Net interest income (expense)	$204	$(33)	$219
Interest income is earned by the Company on cash and cash equivalent and investment balances.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 20    QUARTERLY DATA (UNAUDITED)
The following table presents unaudited quarterly financial information for the two years ended December 31, 2012. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.
The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s business is driven by a few significant contracts and, as a result, the Company’s operating results are subject to very large quarterly fluctuations.
(In thousands, except per share data)

	2012				2011
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$112,307	$84,183	$35,739	$188,829	$39,867	$67,920	$36,705	$91,554
Cost of revenue	67,151	49,688	18,407	134,634	22,667	42,166	20,421	56,426
Gross profit	45,156	34,495	17,332	54,195	17,200	25,754	16,284	35,128
Research and development, net	23,750	6,893	15,483	18,177	6,456	18,464	17,949	6,583
Sales and marketing	7,873	10,233	6,495	12,579	6,356	6,373	6,233	7,172
General and administrative	5,130	4,971	3,324	7,282	4,137	3,777	3,693	4,233
Restructuring	—	—	—	—	1,118	58	687	(80)
Net income (loss)	4,964	147,422	(5,151)	14,006	(1,485)	(2,958)	(12,232)	31,004
Net income (loss) per common share, basic	$0.14	$4.05	$(0.14)	$0.38	$(0.04)	$(0.08)	$(0.35)	$0.88
Net income (loss) per common share, diluted	$0.13	$3.90	$(0.14)	$0.36	$(0.04)	$(0.08)	$(0.35)	$0.85
Net income in the second quarter of 2012 includes a gain of $139.1 million from the sale of our interconnect hardware development program. Net income in the fourth quarter of 2011 includes $14.7 million ($.41 per diluted share) attributable to a partial reduction of the valuation allowance held against our U.S. deferred tax assets and a complete reduction of the valuation allowance held against the deferred tax assets of our Germany subsidiary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    PETERSON SULLIVAN LLP
Seattle, Washington
February 28, 2013

Schedule II — Valuation and Qualifying Accounts(1)
December 31, 2012
(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$172	$89	(138)(2)	$123
Year ended December 31, 2011:
Allowance for doubtful accounts	$123	$(13)	0(2)	$110
Year ended December 31, 2012:
Allowance for doubtful accounts	$110	$(62)	(43)(2)	$5

(1)	The Company does not have any warranty liabilities.

(2)	Represents uncollectible accounts written off, net of recoveries.