Form 10-Q
period 2013-03-31
CRAY INC
filed 2013-04-30
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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
(206) 701-2000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 25, 2013, there were 39,624,928 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$165,455	$253,065
Short-term investments	72,631	52,563
Accounts and other receivables, net	58,885	13,440
Inventory	78,581	89,796
Prepaid expenses and other current assets	12,905	11,823
Total current assets	388,457	420,687

Long-term investments	12,451	17,577
Property and equipment, net	26,226	25,543
Service inventory, net	1,434	1,490
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	7,402	7,981
Deferred tax assets	11,871	10,041
Other non-current assets	13,637	12,813
TOTAL ASSETS	$475,660	$510,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,618	$34,732
Accrued payroll and related expenses	10,280	25,927
Other accrued liabilities	5,308	8,616
Deferred revenue	56,788	68,060
Total current liabilities	104,994	137,335

Long-term deferred revenue	29,835	29,254
Other non-current liabilities	2,812	3,179
TOTAL LIABILITIES	137,641	169,768

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 39,624,545 and 39,435,215 shares, respectively	580,877	577,938
Accumulated other comprehensive income	7,395	5,181
Accumulated deficit	(250,253)	(242,573)
TOTAL SHAREHOLDERS’ EQUITY	338,019	340,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$475,660	$510,314
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product	$59,868	$95,977
Service	19,679	16,330
Total revenue	79,547	112,307
Cost of revenue:
Cost of product revenue	45,570	57,550
Cost of service revenue	9,827	9,601
Total cost of revenue	55,397	67,151
Gross profit	24,150	45,156
Operating expenses:
Research and development, net	20,226	23,750
Sales and marketing	11,143	7,873
General and administrative	5,485	5,130
Total operating expenses	36,854	36,753
Income (loss) from operations	(12,704)	8,403
Other income (expense), net	(335)	220
Interest income (expense), net	376	(1)
Income (loss) before income taxes	(12,663)	8,622
Income tax (expense) benefit	5,054	(3,658)
Net income (loss)	$(7,609)	$4,964
Basic net income (loss) per common share	$(0.20)	$0.14
Diluted net income (loss) per common share	$(0.20)	$0.13
Basic weighted average shares outstanding	37,335	35,528
Diluted weighted average shares outstanding	37,335	36,906
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(7,609)	$4,964
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	49	—
Foreign currency translation adjustments	165	115
Unrealized gain (loss) on cash flow hedges	2,020	(757)
Reclassification adjustments on cash flow hedges included in net income (loss)	(20)	(389)
Other comprehensive income (loss)	2,214	(1,031)
Comprehensive income (loss)	$(5,395)	$3,933
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(7,609)	$4,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,429	1,984
Loss on disposal of fixed assets	1	30
Share-based compensation expense	1,726	1,193
Inventory write-down	—	1,510
Deferred income taxes	(3,866)	2,918
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	(45,221)	8,488
Inventory	9,617	(25,732)
Prepaid expenses and other assets	(1,200)	1,566
Accounts payable	(2,103)	17,108
Accrued payroll and related expenses and other accrued liabilities	(15,498)	5,199
Other non-current liabilities	(365)	103
Deferred revenue	(10,639)	38,596
Net cash provided by (used in) operating activities	(71,728)	57,927
Investing activities:
Purchases of available-for-sale investments	(14,938)	—
Decrease in restricted cash	—	276
Purchases of property and equipment	(1,868)	(758)
Net cash used in investing activities	(16,806)	(482)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	110	107
Payment for restricted shares used to fund statutory withholding	(340)	—
Proceeds from exercises of stock options	1,373	659
Net cash provided by financing activities	1,143	766
Effect of foreign exchange rate changes on cash and cash equivalents	(219)	179
Net increase (decrease) in cash and cash equivalents	(87,610)	58,390
Cash and cash equivalents:
Beginning of period	253,065	50,411
End of period	$165,455	$108,801
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$98
Cash paid for income taxes	$1,682	$113
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,598	$904
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price, or ESP, in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses the list price of the deliverable less a discount, the cost to provide the product or service plus a margin, or considers other factors. When using list price less a discount, the Company uses discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors. The Company also considers the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
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
Note 2 — New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income, or ASU 2013-02. The guidance in ASU 2013-02 requires entities to disclose additional information about reclassification adjustments and significant items reclassified out of accumulated other comprehensive income by component and by respective line items of net income (loss). ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance during the three months ended March 31, 2013 and has included all disclosure required by ASU 2013-02.
Note 3 — Acquisition
On November 21, 2012, the Company acquired all the outstanding shares of Appro International, Inc., or Appro, for cash consideration of $24.9 million. Appro was a provider of cluster solutions in the high performance computing market. The acquisition of Appro allowed the Company to expand its product offering in the high performance computing market. Subsequent to the acquisition, Appro was renamed Cray Cluster Solutions and its financial results are reported in the HPC Systems segment.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Appro for the three months ended March 31, 2012 as if the acquisition had occurred on January 1, 2011 (in thousands):

2012
Revenue	$149,707

Net income	$6,741
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2011, and should not be taken as representative of the future consolidated results of operations of the Company.
For the three months ended March 31, 2013, amortization expense related to purchased intangibles was $560,000.
Note 4 — Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$165,455	$165,455	$—
Available-for-sale investments (1)	85,082	85,082	—
Foreign exchange forward contracts (2)	2,838		2,838
Assets measured at fair value at March 31, 2013	$253,375	$250,537	$2,838
Liabilities:
Foreign exchange forward contracts (3)	$(180)		$(180)
Liabilities measured at fair value at March 31, 2013	$(180)	$—	$(180)
 ____________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2013, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 53.4 million Euro, 268.0 million Japanese Yen and 29.3 million Swiss francs resulting in hedged foreign currency exposure of approximately $105.4 million. Cash receipts associated with the hedged contracts are expected to be received from 2013 through 2016, during which time the revenue on the associated sales contracts is expected to be recognized.
As of December 31, 2012, the outstanding notional amounts were approximately 57.5 million Euro and 277.9 million Japanese Yen resulting in hedged foreign currency exposure of approximately $79.3 million.
Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2013	Fair Value as of December 31, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$1,260	$719
Foreign currency contracts	Other non-current assets	1,578	382
Foreign currency contracts	Other accrued liabilities	(100)	(207)
Foreign currency contracts	Other non-current liabilities	(80)	(444)
Total derivatives classified as hedging instruments		$2,658	$450

Note 5 — Accumulated Other Comprehensive Income
For the three months ended March 31, 2012, the Company recorded gross and net of tax reclassifications adjustments of $0.7 million and $0.4 million, respectively. For the three months ended March 31, 2013, the Company recorded gross and net reclassification adjustments of $33,000 and $20,000, respectively. The gross reclassification adjustments increased product revenue in each period, as revenue on the associated sales contracts was recognized.
The following table shows the changes in Accumulated Other Comprehensive Income by component for the three month period ended March 31, 2013 (in thousands):

	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	49	165	2,000	2,214
Ending balance	$3	$4,466	$2,926	$7,395

Income tax expense associated with current-period change	$33	$110	$1,333	$1,476
Note 6 — Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method.
For the three month period ended March 31, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.4 million. For the three months ended March 31, 2013, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of the net loss and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. Potentially dilutive shares of 4.2 million and 0.9 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the three month periods ended March 31, 2013 and 2012, respectively, because they were antidilutive.

Note 7 - Investments

The Company's investments in debt securities with original maturities greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company's investments in available-for-sale securities as of March 31, 2013 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$72,629	$2	$72,631
Long-term available-for-sale securities	12,449	2	12,451
Total	$85,078	$4	$85,082

The carrying amount of the Company's investments in available-for-sale securities as of December 31, 2012 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$52,650	$(87)	$52,563
Long-term available-for-sale securities	17,567	10	17,577
Total	$70,217	$(77)	$70,140

Note 8 — Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable	$53,624	$9,596
Unbilled receivables	1,388	415
Advance billings	2,900	278
Other receivables	978	3,156
	58,890	13,445
Allowance for doubtful accounts	(5)	(5)
Accounts and other receivables, net	$58,885	$13,440

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2013 and December 31, 2012, accounts receivable included $34.6 million and $5.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of these amounts, $0.4 million and $0.1 million were unbilled as of March 31, 2013 and December 31, 2012, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2013, one non-U.S. government customer accounted for 10% of total accounts and other receivables. As of December 31, 2012, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.
Note 9 — Inventory
Inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Components and subassemblies	$30,667	$21,865
Work in process	12,248	11,245
Finished goods	35,666	56,686
Total	$78,581	$89,796
Finished goods inventory of $34.8 million and $56.1 million was located at customer sites pending acceptance as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, two customers accounted for $31.1 million, and at December 31, 2012, two customers accounted for $35.9 million of finished goods inventory.
During the three months ended March 31, 2012 the Company wrote off $1.5 million of inventory, related to the Cray XE and Cray XK product lines. There were no write offs during the three months ended March 31, 2013.

Note 10 — Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred product revenue	$25,538	$36,848
Deferred service revenue	61,085	60,466
Total deferred revenue	86,623	97,314
Less long-term deferred revenue	(29,835)	(29,254)
Deferred revenue in current liabilities	$56,788	$68,060
As of March 31, 2013, three customers accounted for 53% of total deferred revenue. At December 31, 2012, four customers accounted for 62% of total deferred revenue.
Note 11 — Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted in the three month period ended March 31, 2013, no calculation was performed for that period. The following key weighted average assumptions were employed in the calculation for the three month period ended March 31, 2012:

March 31, 2012
Risk-free interest rate	0.6%
Expected dividend yield	—%
Volatility	76.0%
Expected life	4.0
Weighted average Black-Scholes value of options granted	$3.72
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three months ended March 31, 2012 was 10.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.

The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants and restricted stock units that was recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product revenue	$27	$10
Cost of service revenue	62	65
Research and development, net	386	282
Sales and marketing	516	263
General and administrative	735	573
Total	$1,726	$1,193
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2,293,505	$7.31
Grants	—	$—
Exercises	(202,321)	$6.79
Cancellations	(27,432)	$4.68
Outstanding at March 31, 2013	2,063,752	$7.40	7.0
Exercisable at March 31, 2013	1,198,463	$6.77	6.0
Available for grant at March 31, 2013	1,101,504

As of March 31, 2013, there was $33.2 million of aggregate intrinsic value of outstanding stock options, including $20.3 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2013 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. During the three months ended March 31, 2013, stock options covering 202,321 shares of common stock with a total intrinsic value of $2.6 million were exercised. During the three months ended March 31, 2012, stock options covering 142,138 shares of common stock with a total intrinsic value of $0.5 million were exercised.
A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,202,738	$9.27
Granted	—	—
Forfeited	—	—
Vested	(36,250)	8.09
Outstanding at March 31, 2013	2,166,488	$9.29
The aggregate fair value of restricted stock vested during the three months ended March 31, 2013 and 2012 was $0.7 million and $0.1 million, respectively.

As of March 31, 2013, the Company had $17.8 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.
Note 12 — Taxes
The Company's effective tax rate was approximately 40% and 42% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rates for the three months ended March 31, 2013 and 2012 were higher than the U.S. federal statutory rate primarily as a result of state taxes.
The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against its deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. The Company's conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If the Company's conclusion about the realizability of its deferred tax assets changes in a future period, the Company could record a substantial tax provision or benefit in its Condensed Consolidated Statement of Operations when that occurs.
Note 13 — Segment Information
The Company has the following reportable segments: HPC Systems, Maintenance and Support, and Storage and Data Management. The Company's reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company's resources and evaluate performance. The segments are determined based on several factors, including the Company's internal operating structure, the manner in which the Company's operations are managed, client base, similar economic characteristics and the availability of separate financial information.
HPC Systems
HPC Systems includes a suite of highly advanced systems, including the Cray XC30, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and Cray Cluster Solutions products, including the Cray CS300, which are used by single users all the way up through large research centers.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray HPC and Big Data systems and systems analysts to help customers achieve their mission objectives.
Storage and Data Management
Storage and Data Management offers the Cray Sonexion 1600 as well as other third-party storage products.
Engineering Services and Other
Included within Engineering Services and Other is the Company's YarcData division and Custom Engineering.
The following table presents revenues and gross margin for the Company’s operating segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
HPC Systems	$46,107	$93,835
Maintenance and Support	18,213	15,050
Storage and Data Management	13,717	2,142
Engineering Services and Other	1,510	1,280
Total revenue	$79,547	$112,307
Cost of Revenue:
HPC Systems	$37,822	$56,300
Maintenance and Support	9,053	9,063
Storage and Data Management	7,748	1,255
Other	774	533
Total cost of revenue	$55,397	$67,151
Gross Profit:
HPC Systems	$8,285	$37,535
Maintenance and Support	9,160	5,987
Storage and Data Management	5,969	887
Other	736	747
Total gross profit	$24,150	$45,156
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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Three months ended March 31,
Product revenue	$31,144	$77,232	$28,724	$18,745	$59,868	$95,977
Service revenue	13,472	9,960	6,207	6,370	19,679	16,330
Total revenue	$44,616	$87,192	$34,931	$25,115	$79,547	$112,307
Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $38.6 million for the three months ended March 31, 2013, compared to approximately $85.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, combined revenue in Switzerland and Japan accounted for 32% of total revenue. For the three months ended March 31, 2012, revenue in the United Kingdom accounted for 14% of total revenue.
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
Overview
We design, develop, manufacture, market and service high-performance computing, or HPC, systems, including categories of systems commonly known as supercomputers and/or clusters, and provide storage solutions, software and engineering services related to HPC systems to our customers, which include government agencies and government-funded entities, academic institutions and commercial entities. We provide customer-focused solutions based on two models: (1) we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale, and (2) we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon choosing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, energy efficiency and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by expanding our addressable market in areas where we can leverage our experience and technology, such as in storage of and analytics on enormous volumes of data, popularly referred to as “Big Data”.
Summary of First Three Months of 2013 Results
Total revenue decreased $32.8 million for the first three months of 2013 compared to the first three months of 2012, from $112.3 million to $79.5 million, due to lower product revenue. The decrease in product revenue of $36.1 million was primarily attributable to high product revenue in the first quarter of 2012 due to the acceptance of the first phase of the upgrade at Oak Ridge National Laboratory which accounted for approximately $65 million of revenue, partially offset by higher revenue for storage products and revenue from our new Cray Cluster Solutions (CCS) business unit in the first quarter of 2013.
Net loss for the first three months of 2013 was $7.6 million compared to a net income of $5.0 million for the same period in 2012. The decrease in net income was primarily attributable to a decrease in revenue of $32.8 million and lower gross profit of $21.0 million. These were impacted by fluctuations in foreign currency rates, particularly the Japanese yen, and the impact of inventory fair value adjustments and intangible amortization related to our acquisition of Appro. This was partially reduced by an income tax benefit of $5.1 million in the first quarter of 2013.
Net cash used in operating activities was $71.7 million for the first three months of 2013 compared to net cash provided by operating activities of $57.9 million for the first three months of 2012. Cash used in operating activities in the first three months of 2013 was driven by an increase in accounts and other receivables from $13.4 million at December 31, 2012 to $58.9 million at March 31, 2013 and payment of the 2012 accrued incentive compensation expense which resulted in a decrease in accrued payroll and related expenses from $25.9 million at December 31, 2012 to $10.3 million at March 31, 2013. Cash used in operating activities was partially offset by a decrease in inventory from $89.8 million at December 31, 2012 to $78.6 million at March 31, 2013.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing faster than computational needs;

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software; and

•	The use of public clouds for cost-effective computing on loosely-coupled HPC applications.
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements.
In the markets for the largest, and most scalable systems, those often costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as graphics processing units and field programmable gate-arrays, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market's demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have begun to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “Big Data” analytics. We have also recently significantly expanded our addressable market with the acquisition of Appro. Appro provides cluster systems and solutions to the HPC market. The Appro business became Cray Cluster Solutions, or CCS, following the acquisition.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or elsewhere in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and the addition of CCS products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management, big data analytics, technical enterprise HPC systems and custom engineered solutions. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin. Our product gross profit margin decreased from 40% for the three months ended March 31, 2012 to 24% during the same period in 2013 in part due to fluctuations in foreign currency rates, particularly the Japanese yen, and the impact of inventory fair value adjustments and intangible amortization related to our acquisition of Appro. Service gross profit margin increased from 41% for the three months ended March 31, 2012 to 50% for the three months ended March 31, 2013. The increase in service gross profit margin was due to maintenance services on a larger base of installed systems.
Operating expenses.    Our operating expenses are driven largely by headcount, contracted third-party research and development services, and incentive compensation expense. During 2012 and in the three month period ended March 31, 2013, we significantly grew our sales organization to enable us to better pursue growth opportunities. As part of our ongoing expense control efforts, we continue to monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. The net proceeds from the sale of our interconnect hardware development program to Intel of $139.2 million in the second quarter of 2012 substantially increased our liquidity position.
Results of Operations
Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash and inventory are expected to vary significantly from quarter-to-quarter and year-to-year.
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2013	2012
Product revenue	$59,868	$95,977
Less: Cost of product revenue	45,570	57,550
Product gross profit	$14,298	$38,427
Product gross profit margin	24%	40%
Service revenue	$19,679	$16,330
Less: Cost of service revenue	9,827	9,601
Service gross profit	$9,852	$6,729
Service gross profit margin	50%	41%
Total revenue	$79,547	$112,307
Less: Total cost of revenue	55,397	67,151
Total gross profit	$24,150	$45,156
Total gross profit margin	30%	40%

Product Revenue
Product revenue for the three months ended March 31, 2013 of $59.9 million was primarily from sales of the Cray XC30, CCS systems and Sonexion storage systems. Product revenue for the three months ended March 31, 2012 of $96.0 million was primarily from sales of Cray XE6 and Cray XK6 systems. Product revenue for the three months ended March 31, 2013 was lower than the prior year period primarily due to the acceptance of the first phase of the upgrade at Oak Ridge National Laboratory which accounted for approximately $65 million of revenue in the first quarter of 2012. This was partially offset by higher revenue for storage products and revenue from our new CCS business unit in the first quarter of 2013.
Service Revenue
Service revenue for the three months ended March 31, 2013 was $19.7 million compared to $16.3 million for the same period in 2012. The increase in service revenue was primarily due to higher maintenance revenue from the larger installed system base.
Cost of Product Revenue and Product Gross Profit
For the three months ended March 31, 2013, cost of product revenue decreased $12.0 million as a result of lower product revenues from the same period in 2012. For the three months ended March 31, 2013, product gross profit margin decreased 16 percentage points to 24% from the same period in 2012. The decrease in product gross profit margin for the three months ended March 31, 2013 was in part due to fluctuations in foreign currency rates, particularly the Japanese yen, and the impact of inventory fair value adjustments and intangible amortization related to our acquisition of Appro. Historical product gross profit margins may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased $0.2 million during the three months ended March 31, 2013 compared to the same period in 2012 due to higher service revenue. For the three months ended March 31, 2013, service gross profit margin increased by 9 percentage points to 50% compared to the same period in 2012. The increase in service gross profit margin percentage was due to higher service revenue on a stable base of fixed expenses and lower incentive compensation expense during the three months ended March 31, 2013.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2013	2012
Gross research and development expenses	$20,980	$24,021
Less: Amounts included in cost of revenue	(754)	(109)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	—	(162)
Net research and development expenses	$20,226	$23,750
Percentage of total revenue	25%	21%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three months ended March 31, 2013, gross research and development expenses decreased $3.0 million due to the sale of our interconnect hardware development program to Intel in the second quarter of 2012 and higher incentive compensation expense in the first quarter of 2012. The decrease in our gross research and development expense was partially offset by increased research and development spending for our new products and the acquisition of Appro in the fourth quarter of 2012.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2013	2012
Sales and marketing	$11,143	$7,873
Percentage of total revenue	14%	7%
General and administrative	$5,485	$5,130
Percentage of total revenue	7%	5%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2013 increased $3.3 million from the same period in 2012, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force and as result of our acquisition of Appro. These added expenses were partially offset by lower incentive compensation expense.
General and Administrative. General and administrative expense for the three months ended March 31, 2013 of $5.5 million was generally consistent with general and administrative expenses from the same period in 2012 as additional recurring expenses from the Appro acquisition were offset by lower incentive compensation expense.

Other Income (Expense), net
For the three months ended March 31, 2013, we recognized net other expense of $0.3 million compared to net other income of $0.2 million for the same period in 2012. Net other income (expense) for the three months ended March 31, 2013 and 2012 was principally the result of foreign currency transaction gains and losses.
Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2013 and 2012, respectively, were (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$385	$32
Interest expense	(9)	(33)
Interest income, net	$376	$(1)

Interest income for the three months ended March 31, 2013 increased as compared to the three months ended March 31, 2012 due to higher average invested balances.
Taxes
Our effective tax rates were approximately 40% and 42% for the three months ended March 31, 2013 and 2012, respectively. The vast majority of our income tax expense will not be paid in cash as it is offset by net operating loss carryforwards that were generated in previous periods. Our effective tax rates for the three months ended March 31, 2013 and 2012 were higher than the U.S. federal statutory rate primarily as a result of state taxes.
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
Cash and cash equivalents decreased by $87.6 million from December 31, 2012 to March 31, 2013. The decrease was attributable to an increase in accounts and other receivables from $13.4 million at December 31, 2012 to $58.9 million at March 31, 2013 and payment of the 2012 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses from $25.9 million at December 31, 2012 to $10.3 million at March 31, 2013. Partially offsetting these items was a decrease in inventory from $89.8 million at December 31, 2012 to $78.6 million at March 31, 2013.
As of March 31, 2013, we had working capital of $283.5 million compared to $283.4 million as of December 31, 2012. During the three months ended March 31, 2013, we invested $14.9 million in debt securities and had $85.1 million as of March 31, 2013.

Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating Activities	$(71,728)	$57,927
Investing Activities	$(16,806)	$(482)
Financing Activities	$1,143	$766

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2013 was $71.7 million compared to $57.9 million provided by operating activities for the same period in 2012. For the three months ended March 31, 2013, net cash used in operating activities was principally the result of fewer collections from customers as the majority of the payments associated with product acceptances in the fourth quarter of 2012 were collected in that period and the payment of the 2012 accrued incentive compensation expense. For the three months ended March 31, 2012, cash provided by operating activities was principally the result of high cash collections, which was primarily the result of a large payment from Oak Ridge National Laboratory, partially offset by an increase of inventory.
Investing Activities. Net cash used in investing activities was $16.8 million for the three months ended March 31, 2013, compared to $0.5 million used in the same 2012 period. Net cash used in investing activities for the three months ended March 31, 2013 was due principally to purchases of debt securities of $14.9 million. For the three months ended March 31, 2012, net cash used in investing activities was due to purchases of property and equipment, partially offset by a decrease in restricted cash.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2013 was $1.1 million compared to $0.8 million for the same period in 2012. Net cash provided by financing activities for the three months ended March 31, 2013 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, partially offset by shares remitted to the Company for statutory withholding. Net cash provided by financing activities for the three months ended March 31, 2012 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2013 (Less than 1 Year)	2014-2015	2016-2017	Thereafter
Development agreements	$5,654	$5,135	$494	$25	$—
Operating leases	21,747	3,742	7,677	6,833	3,495
Total contractual cash obligations	$27,401	$8,877	$8,171	$6,858	$3,495

As of March 31, 2013, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2013. As of March 31, 2013, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility has a maturity date of October 17, 2013. We have made no draws and had no outstanding borrowings on any credit facilities as of March 31, 2013.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2013, we incurred $1.5 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2013 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
When we are unable to establish selling price using VSOE or TPE, we use estimated selling price, or ESP, in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. In determining ESP, we use either the list price of the deliverable less a discount, the cost to provide the product or service plus a margin, or consider other factors. When using list price less a discount, we use discounts from list price for previous transactions. This approach incorporates several factors, including the size of the transaction and any changes to list prices. The data is collected from prior sales, and although the data may not have the sample size or consistency to establish VSOE, it is sufficiently objective to estimate the selling price. When using cost plus a margin, we consider the total cost of the product or service, including customer-specific and geographic factors. We also consider the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
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
As of March 31, 2013, we had approximately $98.1 million of net deferred tax assets, against which we provided a $82.4 million valuation allowance, resulting in a net deferred tax asset of $15.7 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statement of Operations when that occurs.
Estimated interest and penalties are recorded as components of interest expense and other expenses, respectively.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2013, we were a party to forward exchange contracts that hedged approximately $105.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2013, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.6 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our 2012 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a system sale to the University of Illinois' National Center for Supercomputing Applications accounted for approximately $143 million of our revenue in fiscal 2012. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
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

•
successfully delivering and obtaining customer acceptances of our Cray XC30 systems, as well as obtaining customer acceptance of the final phase of the Cray XK7 system delivered to the Department of Energy's Oak Ridge National Laboratory;

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

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC30 systems and upgrades and successors systems;

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

•	the competitiveness of our products and prices;

•	maintaining our product development projects on schedule and within budgetary limitations;

•	the level and timing of maintenance contract renewals with existing customers; and

•	the terms and conditions of sale or lease for our products and services.
The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

•	the timely availability of acceptable components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules at a competitive cost;

•
the timing and level of government funding for product acquisitions and research and development contracts, which may be adversely affected by the current economic and fiscal uncertainties and increased governmental budgetary limitations;

•	the introduction or announcement of competitive or key industry supplier products;

•	competitor pricing strategies;

•	price fluctuations in the commodity electronics, processor and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the availability of adequate customer facilities to install and operate new Cray systems;

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
If we are unable to successfully develop, sell and deliver our Cray XC30 systems and successor systems, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC30 systems and successor systems, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. In the past several years, directing engineering resources to solving current issues has adversely affected the timely development of successor products required for our longer-term product roadmap. Given the breadth of our engineering challenges and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC30 systems and successor systems. We need to compete successfully against HPC systems from both, large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC30, Cray XE6 and Cray XK6 systems and will be required for subsequent systems;

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
Failure to successfully develop and sell our Cray XC30 systems and successor systems into the high-end of the HPC market and recognize revenue for such systems will adversely affect our operating results.
If our current and future growth initiatives targeting markets outside of our traditional markets, primarily our Big Data analytics and storage and data management opportunities, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from growth initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on Big Data analytics and storage and data management opportunities. To grow our revenue from new opportunities outside our primary market, we must continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. These Big Data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
If our Cluster Solutions business is not successful, our operating results will be adversely affected. Our Cluster Solutions business is the result of our acquisition of Appro International, Inc. in the fourth quarter of 2012. We have had a very limited experience selling a cluster-based solution into the same markets we sell our core HPC systems, and for this business to be successful we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products. We must also successfully complete the integration of the Appro business into our business. If we are unable to successfully integrate and grow our Cluster Solutions business, our operating results will be adversely affected.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2010, 2011 and 2012, approximately 62%, 54% and 68%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as by "sequestration" or other Congressional failures or successes in addressing budget concerns, current economic uncertainty, the downgrading of U.S. government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, the limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011 and 2012, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems and storage solutions and subsystems and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of the Cray Sonexion products, we rely on a third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our specifications in sufficient quantities on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during 2011 and 2012 and adversely affected our efforts to complete the acceptance processes on the upgrades at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011 and, to a lesser extent for fiscal year 2012;

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
We may not realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel Corporation, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

•	harm to our ability to compete in relevant markets or in customer perception of our products;

•	unanticipated costs or adverse tax consequences;

•	exposure to potential liabilities to third parties or Intel, or claims for indemnification by Intel, including with respect to third-party litigation matters;

•	failure to successfully further develop our current products or disruption to our current or future product roadmaps and ongoing business;

•	delays and difficulties in receiving key components for our products from suppliers, including Intel;

•	loss of customers, vendors or alliances; and

•	failure to create shareholder value with the additional cash resources.
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
Customers and other third parties may make statements speculating about or announcing an intention to complete purchases or acceptances of our products before such purchases or acceptances are substantially certain, and these proposed purchases or acceptances may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of our products before we have obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements or announcements do not mean that we will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that we will ultimately be able to obtain the acceptance when or as expected.
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2010, 2011 and 2012, 62%, 54% and 68%, respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Provisions of our Restated Articles of Incorporation and Amended and Restated Bylaws could make a proposed acquisition of our business that is not approved by our Board of Directors more difficult. Provisions of our Restated Articles of Incorporation and Amended and Restated Bylaws could make it more difficult for a third party to acquire us. These provisions could limit the price that investors might be willing to pay in the future for our common stock. For example, our Restated Articles of Incorporation and Amended and Restated Bylaws provide for:

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

CRAY INC.

Date:	April 30, 2013	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	April 30, 2013	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	April 30, 2013	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer