Form 10-Q
period 2013-06-30
CRAY INC
filed 2013-07-31
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 26, 2013, there were 39,903,694 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$149,146	$253,065
Short-term investments	91,804	52,563
Accounts and other receivables, net	25,137	13,440
Inventory	126,199	89,796
Prepaid expenses and other current assets	17,634	11,823
Total current assets	409,920	420,687

Long-term investments	12,242	17,577
Property and equipment, net	26,990	25,543
Service inventory, net	1,524	1,490
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	6,829	7,981
Deferred tax assets	19,664	10,041
Other non-current assets	11,418	12,813
TOTAL ASSETS	$502,769	$510,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,297	$34,732
Accrued payroll and related expenses	9,162	25,927
Other accrued liabilities	4,662	8,616
Deferred revenue	48,563	68,060
Total current liabilities	124,684	137,335

Long-term deferred revenue	37,042	29,254
Other non-current liabilities	2,759	3,179
TOTAL LIABILITIES	164,485	169,768

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 39,698,604 and 39,435,215 shares, respectively	582,093	577,938
Accumulated other comprehensive income	6,820	5,181
Accumulated deficit	(250,629)	(242,573)
TOTAL SHAREHOLDERS’ EQUITY	338,284	340,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,769	$510,314
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$62,353	$68,516	$122,221	$164,493
Service	22,114	15,667	41,793	31,997
Total revenue	84,467	84,183	164,014	196,490
Cost of revenue:
Cost of product revenue	47,477	39,521	93,047	97,071
Cost of service revenue	10,189	10,167	20,017	19,768
Total cost of revenue	57,666	49,688	113,064	116,839
Gross profit	26,801	34,495	50,950	79,651
Operating expenses:
Research and development, net	19,968	6,893	40,194	30,643
Sales and marketing	11,550	10,233	22,693	18,106
General and administrative	5,085	4,971	10,570	10,101
Total operating expenses	36,603	22,097	73,457	58,850
Net gain on sale of interconnect hardware development program	—	139,068	—	139,068
Income (loss) from operations	(9,802)	151,466	(22,507)	159,869
Other income (expense), net	145	245	(190)	465
Interest income, net	204	37	580	36
Income (loss) before income taxes	(9,453)	151,748	(22,117)	160,370
Income tax (expense) benefit	9,303	(4,326)	14,357	(7,984)
Net income (loss)	$(150)	$147,422	$(7,760)	$152,386
Basic net income (loss) per common share	$—	$4.05	$(0.21)	$4.24
Diluted net income (loss) per common share	$—	$3.91	$(0.21)	$4.12
Basic weighted average shares outstanding	37,658	36,367	37,497	35,947
Diluted weighted average shares outstanding	37,658	37,682	37,497	36,956

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(150)	$147,422	$(7,760)	$152,386
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(51)	—	(2)	—
Foreign currency translation adjustments	(481)	210	(316)	325
Unrealized gain (loss) on cash flow hedges	(55)	562	1,965	(195)
Reclassification adjustments on cash flow hedges included in net income (loss)	12	(53)	(8)	(442)
Other comprehensive income (loss)	(575)	719	1,639	(312)
Comprehensive income (loss)	$(725)	$148,141	$(6,121)	$152,074
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(7,760)	$152,386
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,906	4,047
Loss on disposal of fixed assets	3	10
Net gain on sale of interconnect hardware development program	—	(139,068)
Share-based compensation expense	3,286	2,435
Inventory write-down	545	2,329
Deferred income taxes	(14,272)	2,870
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	(11,676)	(29,234)
Inventory	(39,886)	(37,869)
Prepaid expenses and other assets	(1,062)	(425)
Accounts payable	27,614	(1,172)
Accrued payroll and related expenses and other accrued liabilities	(17,352)	15,079
Other non-current liabilities	(419)	41
Deferred revenue	(11,688)	54,276
Net cash provided by (used in) operating activities	(65,761)	25,705
Investing activities:
Purchases of available-for-sale investments	(33,983)	—
Decrease in restricted cash	—	276
Proceeds from the sale of interconnect hardware development program, net	—	139,225
Purchases of property and equipment	(4,422)	(2,315)
Net cash provided by (used in) investing activities	(38,405)	137,186
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	262	196
Purchase of employee restricted shares to fund related statutory tax withholding	(1,719)	—
Proceeds from exercises of stock options	2,029	5,893
Net cash provided by financing activities	572	6,089
Effect of foreign exchange rate changes on cash and cash equivalents	(325)	68
Net increase (decrease) in cash and cash equivalents	(103,919)	169,048
Cash and cash equivalents:
Beginning of period	253,065	50,411
End of period	$149,146	$219,459
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$48
Cash paid for income taxes	$2,561	$799
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,938	$1,884
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and a customer acceptance has been obtained, where applicable. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company’s statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Products. The Company recognizes revenue from sales of products upon delivery or customer acceptance of the system, when the price is fixed or determinable, collection is reasonably assured and no significant unfulfilled obligations exist.
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
Note 2 — New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income, or ASU 2013-02. The guidance in ASU 2013-02 requires entities to disclose additional information about reclassification adjustments and significant items reclassified out of accumulated other comprehensive income by component and by respective line items of net income (loss). ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and has included all disclosure required by ASU 2013-02.
Note 3 — Acquisition
On November 21, 2012, the Company acquired all the outstanding shares of Appro International, Inc., or Appro, for cash consideration of $24.9 million. Appro was a provider of cluster solutions in the high performance computing market. The acquisition of Appro allowed the Company to expand its product offering in the high performance computing market. Subsequent to the acquisition, Appro was renamed Cray Cluster Solutions, or CCS, and its financial results are reported in the HPC Systems segment.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Appro for the three and six months ended June 30, 2012 as if the acquisition had occurred on January 1, 2011 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$97,887	$247,594

Net income	$147,520	$154,262
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2011, and should not be taken as representative of the future consolidated results of operations of the Company.
For the three and six months ended June 30, 2013, amortization expense related to purchased intangibles was $0.6 million and $1.1 million, respectively.
NOTE 4 — Sale of Interconnect Hardware Development Program
On May 2, 2012, the Company sold its interconnect hardware development program to Intel Corporation (“Intel”) for cash consideration of $140 million. As part of the transaction, 73 of the Company’s employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. The Company retained certain rights to use the transferred assets and intellectual property. As a result of the sale, the Company recorded a gain of $139.1 million in “Net gain on sale of interconnect hardware development program” on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012.

Note 5 — Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$149,146	$149,146
Available-for-sale investments (1)	104,046	104,046
Foreign exchange forward contracts (2)	3,155		3,155
Assets measured at fair value at June 30, 2013	$256,347	$253,192	$3,155
Liabilities:
Foreign exchange forward contracts (3)	$(396)	$—	$(396)
Liabilities measured at fair value at June 30, 2013	$(396)	$—	$(396)
 ____________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2013, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 19.2 million British Pounds, 53.0 million Euro, 802.4 million Japanese Yen and 29.3 million Swiss Francs resulting in hedged foreign currency exposure of approximately $140.4 million. Cash receipts associated with the hedged contracts are expected to be received from 2013 through 2016, during which time the revenue on the associated sales contracts is expected to be recognized.
As of December 31, 2012, the outstanding notional amounts were approximately 57.5 million Euro and 277.9 million Japanese Yen resulting in hedged foreign currency exposure of approximately $79.3 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2013	Fair Value as of December 31, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$2,727	$719
Foreign currency contracts	Other non-current assets	428	382
Foreign currency contracts	Other accrued liabilities	(229)	(207)
Foreign currency contracts	Other non-current liabilities	(167)	(444)
Total fair value of derivatives classified as hedging instruments		$2,759	$450
Note 6 — Accumulated Other Comprehensive Income
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2013 and 2012 (in thousands). The gross reclassification adjustments increased product revenue for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013 product revenue was decreased and increased, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Gross of Tax Reclassifications	$(20)	$88	$13	$737
Net of Tax Reclassifications	$(12)	$53	$8	$442
The following tables show the changes in Accumulated Other Comprehensive Income by component for the three and six months ended June 30, 2013 (in thousands):

Three Months Ended June 30, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$3	$4,466	$2,926	$7,395
Current-period change, net of tax	$(51)	$(481)	$(43)	$(575)
Ending balance	$(48)	$3,985	$2,883	$6,820

Income tax associated with current-period change	$(34)	$(321)	$(29)	$(384)

Six Months Ended June 30, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	$(2)	$(316)	$1,957	$1,639
Ending balance	$(48)	$3,985	$2,883	$6,820

Income tax associated with current-period change	$(1)	$(210)	$1,305	$1,094

Note 7 — Earnings (Loss) Per Share (“EPS”)
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
For the three and six months ended June 30, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.3 million and 1.0 million, respectively. For the three and six months ended June 30, 2013, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six month periods ended June 30, 2012, potential gross common shares of 0.2 million and 0.8 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and six month periods ended June 30, 2013, potential gross common shares of 3.8 million were antidilutive and not included in computing diluted EPS.

Note 8 — Investments

The Company’s investments in debt securities with original maturities greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company’s investments in available-for-sale securities as of June 30, 2013 is shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$91,862	$(58)	$91,804
Long-term available-for-sale securities	12,261	(19)	12,242
Total	$104,123	$(77)	$104,046

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2012 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$52,650	$(87)	$52,563
Long-term available-for-sale securities	17,567	10	17,577
Total	$70,217	$(77)	$70,140

Note 9 — Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable	$19,188	$9,596
Unbilled receivables	1,540	415
Advance billings	2,034	278
Other receivables	2,457	3,156
	25,219	13,445
Allowance for doubtful accounts	(82)	(5)
Accounts and other receivables, net	$25,137	$13,440

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2013 and December 31, 2012, accounts receivable included $10.5 million and $5.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of these amounts, $0.1 million was unbilled as of June 30, 2013 and December 31, 2012, based upon contractual billing arrangements with these customers. As of June 30, 2013, one non-U.S. government customer accounted for 18% of total accounts and other receivables. As of December 31, 2012, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.
Note 10 — Inventory
Inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Components and subassemblies	$67,467	$21,865
Work in process	30,568	11,245
Finished goods	28,164	56,686
Total	$126,199	$89,796
Finished goods inventory of $27.1 million and $56.1 million was located at customer sites pending acceptance as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, two customers accounted for $24.2 million, and at December 31, 2012, two customers accounted for $35.9 million of finished goods inventory.
During the six months ended June 30, 2013 the Company wrote off $0.5 million of inventory, related to the Cray XE, Cray XK and CCS product lines. During the six months ended June 30, 2012 the Company wrote off $2.3 million of inventory, related to the Cray XE and Cray XK product lines.
Note 11 — Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred product revenue	$29,421	$36,848
Deferred service revenue	56,184	60,466
Total deferred revenue	85,605	97,314
Less long-term deferred revenue	(37,042)	(29,254)
Deferred revenue in current liabilities	$48,563	$68,060

As of June 30, 2013, three customers accounted for 47% of total deferred revenue. At December 31, 2012, four customers accounted for 62% of total deferred revenue.
Note 12 — Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Risk-free interest rate	0.5%	0.5%	0.5%	0.6%
Expected dividend yield	—%	—%	—%	—%
Volatility	51.8%	74.9%	51.8%	75.3%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$8.49	$6.20	$8.49	$5.42
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate for stock option grants during the three and six months ended June 30, 2013 was 5.00%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product revenue	$26	$7	$53	$17
Cost of service revenue	54	69	116	134
Research and development, net	330	261	716	543
Sales and marketing	450	354	966	617
General and administrative	700	551	1,435	1,124
Total	$1,560	$1,242	$3,286	$2,435

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2,293,505	$7.31
Grants	20,000	$21.16
Exercises	(312,725)	$6.49
Cancellations	(39,990)	$11.71
Outstanding at June 30, 2013	1,960,790	$7.49	6.9
Exercisable at June 30, 2013	1,187,668	$6.51	5.9
Available for grant at June 30, 2013	4,560,503

As of June 30, 2013, there was $24.4 million of aggregate intrinsic value of outstanding stock options, including $16.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2013 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. During the three and six months ended June 30, 2013, stock options covering 110,404 and 312,725 shares of common stock, respectively with a total intrinsic value of $1.6 million and $4.2 million, respectively, were exercised. During the three and six months ended June 30, 2012, stock options covering 915,630 and 1,057,768 shares of common stock, respectively, with a total intrinsic value of $4.9 million and $5.4 million, respectively, were exercised.
A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,202,738	$9.27
Granted	21,619	19.12
Vested	(363,517)	5.12
Outstanding at June 30, 2013	1,860,840	$10.19
The aggregate fair value of restricted stock vested during the six months ended June 30, 2013 and 2012 was $6.5 million and $4.0 million, respectively.
As of June 30, 2013, the Company had $16.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years.
Note 13 — Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective Tax Rates	98%	3%	65%	5%

The Company recorded an income tax benefit of $9.3 million and $14.4 million, respectively, for the three and six months ended June 30, 2013. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 98% and 65% for the three and six months ended June 30, 2013 was the result of an improved business outlook with respect to the current year which reduced the Company's forecasted tax rate and an improved business outlook with respect to future years that reduced the valuation allowance held against the Company's U.S. deferred tax assets by $8.3 million. The decision to reduce the valuation allowance held against the Company’s U.S. deferred tax assets was based upon an evaluation of all available positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which it operates. As a result of an improved business forecast, the Company concluded that it was more likely than not that additional deferred tax assets would be realized.
The Company recorded income tax expense of $4.3 million and $8.0 million, respectively, for the three and six months ended June 30, 2012. The primary reason for the difference between the expected statutory rate of 35% and the actual tax rates of 3% and 5% for the three and six months ended June 30, 2012 is that the gain from the sale of the Company’s interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company’s deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of one of the Company’s subsidiaries, resulted in the Company’s ability to experience a relatively small tax consequence from the sale.
The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against its deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If the Company’s conclusion about the realizability of its deferred tax assets changes in a future period, the Company could record a substantial tax provision or benefit in its Condensed Consolidated Statements of Operations when that occurs.
Note 14 — Segment Information
The Company has the following reportable segments: HPC Systems, Maintenance and Support, and Storage and Data Management. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.
HPC Systems
HPC Systems includes a suite of highly advanced systems, including the Cray XC30, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and Cray Cluster Solutions products, including the Cray CS300, which are used by single users all the way up through large research centers.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray HPC, Big Data systems and Storage, and systems analysts to help customers achieve their mission objectives.
Storage and Data Management
Storage and Data Management offers the Cray Sonexion 1600 as well as other third-party storage products.
Engineering Services and Other
Included within Engineering Services and Other is the Company’s YarcData division and Custom Engineering.
The following table presents revenues and gross margin for the Company’s operating segments for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
HPC Systems	$57,915	$57,834	$104,022	$151,669
Maintenance and Support	19,578	14,963	37,791	30,013
Storage and Data Management	3,748	9,094	17,465	11,236
Engineering Services and Other	3,226	2,292	4,736	3,572
Total revenue	$84,467	$84,183	$164,014	$196,490
Cost of Revenue:
HPC Systems	$44,737	$33,297	$82,560	$89,597
Maintenance and Support	9,201	9,809	18,254	18,872
Storage and Data Management	2,565	5,326	10,313	6,581
Other	1,163	1,256	1,937	1,789
Total cost of revenue	$57,666	$49,688	$113,064	$116,839
Gross Profit:
HPC Systems	$13,178	$24,537	$21,462	$62,072
Maintenance and Support	10,377	5,154	19,537	11,141
Storage and Data Management	1,183	3,768	7,152	4,655
Other	2,063	1,036	2,799	1,783
Total gross profit	$26,801	$34,495	$50,950	$79,651
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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Three months ended June 30,
Product revenue	$58,449	$45,244	$3,904	$23,272	$62,353	$68,516
Service revenue	15,779	9,738	6,335	5,929	22,114	15,667
Total revenue	$74,228	$54,982	$10,239	$29,201	$84,467	$84,183

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Six months ended June 30,
Product revenue	$89,593	$122,476	$32,628	$42,017	$122,221	$164,493
Service revenue	29,252	19,698	12,541	12,299	41,793	31,997
Total revenue	$118,845	$142,174	$45,169	$54,316	$164,014	$196,490

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $58.0 million and $97.0 million, respectively, for the three and six months ended June 30, 2013, compared to approximately $9.2 million and $94.4 million for the three and six months ended June 30, 2012, respectively. For the six months ended June 30, 2013, no foreign countries accounted for more than 10% of total revenue. For the six months ended June 30, 2012, revenue in Canada accounted for 11% of total revenue.
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
Overview
We design, develop, manufacture, market and service high-performance computing, or HPC, systems, including categories of systems commonly known as supercomputers and/or clusters, and provide storage solutions, software and engineering services related to HPC systems to our customers, which include government agencies and government-funded entities, academic institutions and commercial entities. We provide customer-focused solutions based on two models: (1) we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; and (2) we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon choosing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, energy efficiency and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by expanding our addressable market in areas where we can leverage our experience and technology, such as in storage of and analytics on enormous volumes of data, popularly referred to as “Big Data”.
Summary of First Six Months of 2013 Results
Total revenue decreased $32.5 million for the first six months of 2013 compared to the first six months of 2012, from $196.5 million to $164.0 million, due to lower product revenue. The decrease in product revenue of $42.3 million was primarily attributable to high product revenue in the first six months of 2012 due to the acceptance of the first phase of the upgrade at Oak Ridge National Laboratory (ORNL), which accounted for approximately $65 million of revenue during that period. This decrease was partially offset by higher revenue for storage products and revenue from our new Cray Cluster Solutions (CCS) business unit in the first half of 2013.
Net loss for the first six months of 2013 was $7.8 million compared to net income of $152.4 million for the same period in 2012. The decrease in net income was primarily attributable to the $139.1 million gain on the sale of our interconnect hardware development program to Intel in the first half of 2012 and a decrease in gross profit of $28.7 million. This was partially reduced by an income tax benefit of $14.4 million in the six months ended 2013.
Net cash used in operating activities was $65.8 million for the first six months of 2013 compared to net cash provided by operating activities of $25.7 million for the first six months of 2012. Cash used in operating activities in the first six months of 2013 was driven by an increase in accounts and other receivables from $13.4 million at December 31, 2012 to $25.1 million at June 30, 2013, a $36.4 million increase in inventory, and payment of the 2012 accrued incentive compensation expense which resulted in a decrease in accrued payroll and related expenses from $25.9 million at December 31, 2012 to $9.2 million at

June 30, 2013. Cash used in operating activities was partially offset by an increase in accounts payable from $34.7 million at December 31, 2012 to $62.3 million at June 30, 2013.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing faster than computational needs;

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	The use of public clouds for cost-effective computing on loosely-coupled HPC applications; and

•	The fusion of supercomputing with data analytics.
Several of these trends have resulted in the expansion and acceptance of loosely coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements outside of the high-end supercomputer market segment. Vendors of such systems often put pricing pressure on us in competitive procurements.
In the markets for the largest, and most scalable systems, those often costing significantly in excess of $3 million, the use of commodity components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity and efficiency, especially in larger systems running more complex applications. We and other vendors have also begun to augment standard microprocessors with other processor types, such as graphics processing units and field programmable gate-arrays, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have begun to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “Big Data” analytics. We have also recently significantly expanded our addressable market with the acquisition of Appro. Appro provides cluster systems and solutions to the HPC market. The Appro business was renamed Cray Cluster Solutions, or CCS, following the acquisition.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and the addition of CCS products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management, big data analytics, technical enterprise HPC systems and custom engineered solutions. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin. Our product gross profit margin decreased from 41% for the six months ended June 30, 2012 to 24% during the same period in 2013. The decrease was due in part to higher than anticipated costs on the second phase of the upgrade at ORNL, fluctuations in foreign currency rates, particularly the Japanese yen, and the impact of inventory fair value adjustments and intangible amortization related to our acquisition of Appro. Service gross profit margin increased from 38% for the six months ended June 30, 2012 to 52% for the same period in 2013. The increase in service gross profit margin was due to maintenance services on a larger base of installed systems.
Operating expenses.    Our operating expenses are driven largely by headcount, contracted third-party research and development services, and incentive compensation expense. During 2012 and in the three and six month period ended June 30, 2013, we significantly grew our sales organization to enable us to better pursue growth opportunities. We have also significantly increased our investment in Big Data in the three and six month periods ended June 30, 2013 as compared to the prior year periods. As part of our ongoing expense control efforts, we continue to monitor headcount levels in specific geographic and operational areas.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenue	$62,353	$68,516	$122,221	$164,493
Less: Cost of product revenue	47,477	39,521	93,047	97,071
Product gross profit	$14,876	$28,995	$29,174	$67,422
Product gross profit margin	24%	42%	24%	41%
Service revenue	$22,114	$15,667	$41,793	$31,997
Less: Cost of service revenue	10,189	10,167	20,017	19,768
Service gross profit	$11,925	$5,500	$21,776	$12,229
Service gross profit margin	54%	35%	52%	38%
Total revenue	$84,467	$84,183	$164,014	$196,490
Less: Total cost of revenue	57,666	49,688	113,064	116,839
Total gross profit	$26,801	$34,495	$50,950	$79,651
Total gross profit margin	32%	41%	31%	41%

Product Revenue
Product revenue for the three and six months ended June 30, 2013 of $62.4 million and $122.2 million, respectively, was primarily from sales of the Cray XC30, Cray XK7, CCS systems and Sonexion storage systems. Product revenue for the three and six months ended June 30, 2012 of $68.5 million and $164.5 million, respectively, was primarily from sales of Cray XE6 and Cray XK6 systems. Product revenue for the six months ended June 30, 2013 was lower than the prior year period primarily due to the acceptance of the first phase of the upgrade at ORNL which accounted for approximately $65 million of revenue in the first half of 2012. This was partially offset by higher revenue for storage products and revenue from our new CCS products in the first half of 2013.

Service Revenue
Service revenue for the three months ended June 30, 2013 was $22.1 million compared to $15.7 million for the same period in 2012. Service revenue for six months ended June 30, 2013 was $41.8 million compared to $32.0 million for the same period in the 2012. The increase in service revenue was primarily due to higher maintenance revenue from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $8.0 million and decreased by $4.0 million, for the three and six months ended June 30, 2013, respectively. For the three months ended June 30, 2013, product gross profit margin decreased 18% percentage points to 24% from the same period in 2012. The decrease in product gross profit margin for the three months ended June 30, 2013 was due in part to higher than anticipated costs on the second phase of the supercomputer upgrade at Oak Ridge National Laboratory (ORNL). The additional costs associated with the ORNL upgrade decreased the product gross profit margin for the three months ended June 30, 2013 by eight percentage points. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue was unchanged and service gross profit increased by 19% percentage points to 54% during the three months ended June 30, 2013 compared to the same period in 2012 due to higher service revenue. For the six months ended June 30, 2013, cost of service revenue increased $0.2 million and service gross profit margin increased by 14% percentage points to 52% compared to the same period in 2012. The increases in service gross profit margin percentage were due to higher service revenue on a stable base of fixed expenses and lower incentive compensation expense during the six months ended June 30, 2013.
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross research and development expenses	$21,531	$22,015	$42,511	$46,037
Less: Amounts included in cost of revenue	(974)	(122)	(1,728)	(232)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(589)	(15,000)	(589)	(15,162)
Net research and development expenses	$19,968	$6,893	$40,194	$30,643
Percentage of total revenue	24%	8%	25%	16%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and six months ended June 30, 2013, gross research and development expenses decreased $0.5 million and $3.5 million, respectively, due to the sale of our interconnect hardware development program to Intel in the second quarter of 2012 and higher incentive compensation expense in the first half of 2012. The decrease in our gross research and development expense was partially offset by increased research and development spending for our new products and the acquisition of Appro in the fourth quarter of 2012.
Net research and development expenses increased by $13.1 million and $9.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily due to lower research and development reimbursements due to the end of our DARPA contract in 2012. We recognized $15 million in research and development reimbursements from DARPA in the second quarter of 2012.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$11,550	$10,233	$22,693	$18,106
Percentage of total revenue	14%	12%	14%	9%
General and administrative	$5,085	$4,971	$10,570	$10,101
Percentage of total revenue	6%	6%	6%	5%
Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2013 increased $1.3 million and $4.6 million, respectively, from the same periods in 2012, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force and as result of our acquisition of Appro. These added expenses were partially offset by lower incentive compensation expense.
General and Administrative. General and administrative expense for the three and six months ended June 30, 2013 increased $0.1 million and $0.5 million, respectively, from the same periods in 2012, and was generally consistent with general and administrative expense from the same period in 2012 as additional recurring expenses from the Appro acquisition were offset by lower incentive compensation expense.
Other Income (Expense), net
For the three months ended June 30, 2013, we recognized net other income of $0.1 million compared to net other income of $0.2 million for the same period in 2012. For the six months ended June 30, 2013, we recognized net other expense of $0.2 million compared to net other income of $0.5 million for the same period in 2012. Net other income and expense for the three and six months ended June 30, 2013 and 2012 was principally the result of foreign currency transaction gains and losses.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2013 and 2012, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$214	$79	$599	$110
Interest expense	(10)	(42)	(19)	(74)
Interest income, net	$204	$37	$580	$36

Interest income, net for the three and six months ended June 30, 2013 increased as compared to the same periods in 2012 due to higher average invested balances.
Taxes
Our effective tax rates were approximately 98% and 65% for the three and six months ended June 30, 2013 compared to 3% and 5% for the three and six months ended June 30, 2012. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 98% and 65% for the three and six months ended June 30, 2013 was the result of an improved business outlook with respect to the current year which reduced our forecasted tax rate and our decision to reduce the valuation allowance held against our U.S. deferred tax assets by $8.3 million as a result of an improved business outlook with respect to future years. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. As a result of an improved business forecast, we concluded that it was more likely than not that additional deferred tax assets would be realized.

The primary reason for the difference between the expected statutory rate of 35% and the actual tax rates of 3% and 5% for the three and six months ended June 30, 2012 was that the gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of restructuring one of our subsidiaries, resulted in our ability to experience a relatively small tax consequence from the sale.
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
Cash and cash equivalents decreased by $103.9 million from December 31, 2012 to June 30, 2013. The decrease was in part attributable to an increase in accounts and other receivables from $13.4 million at December 31, 2012 to $25.1 million at June 30, 2013, an increase in inventory of $36.4 million and payment of the 2012 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses from $25.9 million at December 31, 2012 to $9.2 million at June 30, 2013. Partially offsetting these items was an increase in accounts payable from $34.7 million at December 31, 2012 to $62.3 million at June 30, 2013.
As of June 30, 2013, we had working capital of $285.2 million compared to $283.4 million as of December 31, 2012. During the six months ended June 30, 2013, we invested $34.0 million in debt securities and had a total of $104.0 million in debt securities as of June 30, 2013.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating Activities	$(65,761)	$25,705
Investing Activities	$(38,405)	$137,186
Financing Activities	$572	$6,089

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2013 was $65.8 million compared to $25.7 million net cash provided by operating activities for the same period in 2012. For the six months ended June 30, 2013, net cash used in operating activities was due in part to an increase in inventory and the payment of the 2012 accrued incentive compensation expense. For the six months ended June 30, 2012, cash provided by operating activities was principally the result of high cash collections from customers partially offset by an increase in inventory.
Investing Activities. Net cash used in investing activities was $38.4 million for the six months ended June 30, 2013, compared to $137.2 million net cash provided by investing activities for the same 2012 period. Net cash used in investing activities for the six months ended June 30, 2013 was due principally to purchases of debt securities of $34.0 million. For the six months ended June 30, 2012, net cash provided by investing activities was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs.
Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013 was $0.6 million compared to $6.1 million provided by financing activities for the same period in 2012. Net cash provided by financing activities for the six months ended June 30, 2013 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, partially offset by payments for shares remitted to the Company for statutory withholding. Net cash provided by financing activities for the six months ended June 30, 2012 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2013 (Less than 1 Year)	2014-2015	2016-2017	Thereafter
Development agreements	$5,059	$4,540	$494	$25	$—
Operating leases	20,469	2,464	7,677	6,833	3,495
Total contractual cash obligations	$25,528	$7,004	$8,171	$6,858	$3,495

As of June 30, 2013, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2013. As of June 30, 2013, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility has a maturity date of October 17, 2013. We have made no draws and had no outstanding borrowings on any credit facilities as of June 30, 2013.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six months ended June 30, 2013, we incurred $2.5 million and $4.0 million, respectively, for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2013 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained, where applicable. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Products. We most often recognize revenue from sales of products upon delivery or customer acceptance of the system. Where formal acceptance is not required, we recognize revenue upon delivery or installation. When the product is part of a multiple element arrangement, we allocate a portion of the arrangement consideration to product revenue based on estimates of selling price.
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
As of June 30, 2013, we had approximately $100.1 million of net deferred tax assets, against which we provided a $74.0 million valuation allowance, resulting in a net deferred tax asset of $26.1 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statements of Operations when that occurs.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2013, we were a party to forward exchange contracts that hedged approximately $140.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2013, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a system sale to the University of Illinois’ National Center for Supercomputing Applications accounted for approximately $143 million of our revenue in fiscal 2012. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding can also materially affect our expenses for any given quarter or year. In addition, because our revenue is often concentrated in particular quarters rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we recorded positive net income in 2010, 2011 and 2012, we have experienced net losses in earlier periods and, prior to 2010, had last recorded positive annual net income in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million and a net loss of $0.6 million in 2009. Net income in 2011 benefited from the partial reduction of the valuation allowance held against our U.S. deferred tax assets of $13.9 million and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary of $0.8 million.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 systems as well as upgrades and successor systems;

•	successfully delivering and obtaining customer acceptances of our Cray XC30 systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData, storage and data management and Cluster Solutions businesses;

•	our ability to scale our internal processes effectively to enable growth;

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
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in component availability, product development, receipt of orders, level and timing of approved government fiscal budgets, product acceptances, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2013 and in future years.
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

If our current and future growth initiatives targeting markets outside of our traditional markets, primarily our Big Data analytics and storage and data management opportunities, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from growth initiatives targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on Big Data analytics and storage and data management opportunities. To grow our revenue from new opportunities outside our primary market, we must compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. These Big Data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
If our Cray Cluster Solutions business is not successful, our operating results will be adversely affected. Our Cray Cluster Solutions business is the result of our acquisition of Appro International, Inc., or Appro, in the fourth quarter of 2012. We have had a very limited experience selling a cluster-based solution into the same markets we sell our core HPC systems, and for this business to be successful we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products. We must also successfully complete the integration of the Appro business into our business. If we are unable to successfully integrate and grow our Cluster Solutions business, our operating results will be adversely affected.
We have recently completed the acquisition of Appro, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

•	difficulties in successfully integrating the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown liabilities;

•	record goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; or

•	become subject to intellectual property or other litigation.
Acquisitions of high-technology companies and assets are inherently risky and subject to many factors outside of our control, and no assurance can be given that our recently completed or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2010, 2011, 2012 and the first six months of 2013, approximately 62%, 54%, 68% and 59%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as by "sequestration" or other

Congressional failures or successes in addressing budget concerns, current economic uncertainty, the downgrading of U.S. government debt, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, the limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011 and 2012, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems, storage solutions, subsystems and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of the Cray Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our specifications in sufficient quantities and with acceptable quality on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during 2011 and 2012 and adversely affected our efforts to complete the acceptance processes on the upgrades at Oak Ridge National Laboratory, which in turn significantly lowered our total revenue for fiscal year 2011 and, to a lesser extent for fiscal year 2012;

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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, NEC, Hewlett-Packard, Fujitsu, Hitachi, Silicon Graphics International, and Bull S.A. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Our growth initiatives in the Big Data analytics and storage and data management markets must also compete successfully with many established companies and new entrants, many of whom have significantly greater resources and brand recognition in these markets than we do.
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
The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, particularly processors and interconnect systems, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.
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

If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses, particularly in the case of personnel associated with our "Big Data" efforts.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2010, 2011, 2012 and the first six months of 2013, approximately 62%, 54%, 68% and 59%, respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached, we could lose proprietary data and may suffer economic losses. We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to us. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, that could result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
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

CRAY INC.

Date:	July 31, 2013	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	July 31, 2013	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	July 31, 2013	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer