Form 10-Q
period 2013-09-30
CRAY INC
filed 2013-11-12
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 7, 2013, there were 40,392,487 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$56,619	$253,065
Short-term investments	80,844	52,563
Accounts and other receivables, net	45,335	13,440
Inventory	205,906	89,796
Prepaid expenses and other current assets	23,586	11,823
Total current assets	412,290	420,687

Long-term investments	2,994	17,577
Property and equipment, net	26,787	25,543
Service inventory, net	1,487	1,490
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	6,256	7,981
Deferred tax assets	24,626	10,041
Other non-current assets	12,184	12,813
TOTAL ASSETS	$500,806	$510,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,799	$34,732
Accrued payroll and related expenses	11,683	25,927
Other accrued liabilities	8,171	8,616
Deferred revenue	60,203	68,060
Total current liabilities	136,856	137,335

Long-term deferred revenue	34,612	29,254
Other non-current liabilities	6,693	3,179
TOTAL LIABILITIES	178,161	169,768

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,420,963 and 39,435,215 shares, respectively	583,874	577,938
Accumulated other comprehensive income	1,283	5,181
Accumulated deficit	(262,512)	(242,573)
TOTAL SHAREHOLDERS’ EQUITY	322,645	340,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$500,806	$510,314
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product	$31,720	$18,313	$153,941	$182,806
Service	22,646	17,426	64,439	49,423
Total revenue	54,366	35,739	218,380	232,229
Cost of revenue:
Cost of product revenue	23,371	10,474	116,418	107,545
Cost of service revenue	10,569	7,933	30,586	27,701
Total cost of revenue	33,940	18,407	147,004	135,246
Gross profit	20,426	17,332	71,376	96,983
Operating expenses:
Research and development, net	21,555	15,483	61,749	46,126
Sales and marketing	11,480	6,495	34,173	24,601
General and administrative	4,970	3,324	15,540	13,425
Total operating expenses	38,005	25,302	111,462	84,152
Net gain on sale of interconnect hardware development program	—	—	—	139,068
Income (loss) from operations	(17,579)	(7,970)	(40,086)	151,899
Other income, net	284	108	94	573
Interest income, net	214	108	794	144
Income (loss) before income taxes	(17,081)	(7,754)	(39,198)	152,616
Income tax (expense) benefit	6,056	2,603	20,413	(5,381)
Net income (loss)	$(11,025)	$(5,151)	$(18,785)	$147,235
Basic net income (loss) per common share	$(0.29)	$(0.14)	$(0.50)	$4.06
Diluted net income (loss) per common share	$(0.29)	$(0.14)	$(0.50)	$3.92
Basic weighted average shares outstanding	38,085	36,999	37,695	36,300
Diluted weighted average shares outstanding	38,085	36,999	37,695	37,516

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(11,025)	$(5,151)	$(18,785)	$147,235
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	53	(71)	51	(71)
Foreign currency translation adjustments	103	(184)	(213)	141
Unrealized loss on cash flow hedges	(5,723)	(309)	(3,759)	(504)
Reclassification adjustments on cash flow hedges included in net income (loss)	30	—	23	(442)
Other comprehensive (loss)	(5,537)	(564)	(3,898)	(876)
Comprehensive income (loss)	$(16,562)	$(5,715)	$(22,683)	$146,359
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$(18,785)	$147,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,335	6,063
Accretion and amortization on available for sale investments	1,796	—
Loss on disposal of fixed assets	45	10
Net gain on sale of interconnect hardware development program	—	(139,068)
Share-based compensation expense	5,121	4,232
Inventory write-down	917	2,329
Deferred income taxes	(24,150)	2,576
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	(31,798)	50,249
Inventory	(121,010)	(79,178)
Prepaid expenses and other assets	(2,893)	(936)
Accounts payable	22,134	22,798
Accrued payroll and related expenses and other accrued liabilities	(16,998)	36
Other non-current liabilities	3,525	154
Deferred revenue	(2,491)	70,250
Net cash provided by (used in) operating activities	(174,252)	86,750
Investing activities:
Sales/maturities of available-for-sale investments	69,680	—
Purchases of available-for-sale investments	(85,162)	(50,855)
Decrease in restricted cash	—	276
Proceeds from the sale of interconnect hardware development program, net	—	139,225
Purchases of property and equipment	(6,122)	(4,573)
Net cash provided by (used in) investing activities	(21,604)	84,073
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	387	281
Purchase of employee restricted shares to fund related statutory tax withholding	(3,758)	—
Proceeds from exercises of stock options	3,032	6,554
Net cash provided by financing activities	(339)	6,835
Effect of foreign exchange rate changes on cash and cash equivalents	(251)	182
Net increase (decrease) in cash and cash equivalents	(196,446)	177,840
Cash and cash equivalents:
Beginning of period	253,065	50,411
End of period	$56,619	$228,251
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$70
Cash paid for income taxes	$2,707	$2,605
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$3,983	$5,484
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
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
When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price, or ESP, in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. In determining ESP, the Company uses the cost to provide the product or service plus a margin, or considers other factors. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors. The Company also considers the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
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
Note 2— New Accounting Pronouncements
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
Note 3— Acquisition
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
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Appro for the three and nine months ended September 30, 2012 as if the acquisition had occurred on January 1, 2011 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue	$51,565	$299,159

Net income (loss)	$(6,419)	$147,843
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2011, and should not be taken as representative of the future consolidated results of operations of the Company.
For the three and nine months ended September 30, 2013, amortization expense related to purchased intangibles was $0.6 million and $1.7 million, respectively.

Note 4— Sale of Interconnect Hardware Development Program
On May 2, 2012, the Company sold its interconnect hardware development program to Intel Corporation, or Intel, for cash consideration of $140 million. As part of the transaction, 73 of the Company’s employees joined Intel, and certain intellectual property and fixed assets were transferred to Intel. The Company retained certain rights to use the transferred assets and intellectual property. As a result of the sale, the Company recorded a gain of $139.1 million in “Net gain on sale of interconnect hardware development program” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012.
Note 5— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$56,619	$56,619
Available-for-sale investments (1)	83,838	83,838
Foreign exchange forward contracts (2)	800		800
Assets measured at fair value at September 30, 2013	$141,257	$140,457	$800
Liabilities:
Foreign exchange forward contracts (3)	$(7,442)		$(7,442)
Liabilities measured at fair value at September 30, 2013	$(7,442)	$—	$(7,442)
 ____________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2013, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 58.7 million British Pounds, 53.0 million Euro, 1.0 billion Japanese Yen, 29.3 million Swiss Francs, 3.9 million Canadian Dollars and 3.2 million Singapore Dollars, resulting in hedged foreign currency exposure of approximately $208.9 million. Cash receipts associated with the hedged contracts are expected to be received from 2013 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized.

As of December 31, 2012, the outstanding notional amounts were approximately 57.5 million Euro and 277.9 million Japanese Yen resulting in hedged foreign currency exposure of approximately $79.3 million.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2013	Fair Value as of December 31, 2012
Foreign currency contracts	Prepaid expenses and other current assets	$800	$719
Foreign currency contracts	Other non-current assets	—	382
Foreign currency contracts	Other accrued liabilities	(3,926)	(207)
Foreign currency contracts	Other non-current liabilities	(3,516)	(444)
Total fair value of derivatives classified as hedging instruments		$(6,642)	$450
Note 6— Accumulated Other Comprehensive Income
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2013 and 2012 (in thousands). The gross reclassification adjustments increased product revenue for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013 product revenue was decreased.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gross of Tax Reclassifications	$(52)	$—	$(38)	$737
Net of Tax Reclassifications	$(30)	$—	$(23)	$442
The following tables show the changes in Accumulated Other Comprehensive Income by component for the three and nine months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(48)	$3,985	$2,883	$6,820
Current-period change, net of tax	$53	$103	$(5,693)	$(5,537)
Ending balance	$5	$4,088	$(2,810)	$1,283

Income tax associated with current-period change	$35	$69	$(3,795)	$(3,691)

Nine Months Ended September 30, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	$51	$(213)	$(3,736)	$(3,898)
Ending balance	$5	$4,088	$(2,810)	$1,283

Income tax associated with current-period change	$34	$(142)	$(2,491)	$(2,599)

Note 7— Earnings (Loss) Per Share ("EPS")
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
For the nine months ended September 30, 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.2 million. For the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine month periods ended September 30, 2012, potential gross common shares of 4.0 million and 0.5 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine month periods ended September 30, 2013, potential gross common shares of 4.1 million were antidilutive and not included in computing diluted EPS.

Note 8— Investments

The Company’s investments in debt securities with original maturities greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company’s investments in available-for-sale securities as of September 30, 2013 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$80,828	$16	$80,844
Long-term available-for-sale securities	2,997	(3)	2,994
Total	$83,825	$13	$83,838

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2012 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$52,650	$(87)	$52,563
Long-term available-for-sale securities	17,567	10	17,577
Total	$70,217	$(77)	$70,140
Note 9— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts receivable	$25,548	$9,596
Unbilled receivables	1,188	415
Advance billings	9,544	278
Other receivables	9,172	3,156
	45,452	13,445
Allowance for doubtful accounts	(117)	(5)
Accounts and other receivables, net	$45,335	$13,440

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2013 and December 31, 2012, accounts receivable included $11.3 million and $5.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of these amounts, $0.2 million and $0.1 million was unbilled as of September 30, 2013 and December 31, 2012, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2013, one non-U.S. government customer accounted for 28% of total accounts and other receivables. As of December 31, 2012, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.
Note 10— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Components and subassemblies	$51,686	$21,865
Work in process	58,075	11,245
Finished goods	96,145	56,686
Total	$205,906	$89,796
Finished goods inventory of $70.2 million and $56.1 million was located at customer sites pending acceptance as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, three customers accounted for $61.9 million, and at December 31, 2012, two customers accounted for $35.9 million of finished goods inventory.
During the three and nine months ended September 30, 2013 the Company wrote off $0.4 million and $0.9 million of inventory, related to the Cray XE, Cray XK and CCS product lines. During the nine months ended September 30, 2012 the Company wrote off $2.3 million of inventory, related to the Cray XE and Cray XK product lines. There were no write offs during the three month period ended September 30, 2012.
Note 11— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred product revenue	$40,238	$36,848
Deferred service revenue	54,577	60,466
Total deferred revenue	94,815	97,314
Less long-term deferred revenue	(34,612)	(29,254)
Deferred revenue in current liabilities	$60,203	$68,060
As of September 30, 2013, three customers accounted for 46% of total deferred revenue. At December 31, 2012, four customers accounted for 62% of total deferred revenue.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Risk-free interest rate	1.0%	0.6%	0.9%	0.6%
Expected dividend yield	—%	—%	—%	—%
Volatility	47.2%	74.9%	47.5%	74.8%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$7.32	$6.64	$7.40	$6.56
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied during the three and nine months ended September 30, 2013 was 5.4% and 5.3%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product revenue	$36	$13	$89	$30
Cost of service revenue	50	62	166	196
Research and development, net	337	434	1,053	977
Sales and marketing	565	549	1,531	1,166
General and administrative	848	739	2,282	1,863
Total	$1,836	$1,797	$5,121	$4,232

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2012	2,293,505	$7.31
Grants	278,500	$20.26
Exercises	(474,492)	$6.39
Cancellations	(45,098)	$11.33
Outstanding at September 30, 2013	2,052,415	$9.19	7.1
Exercisable at September 30, 2013	1,190,113	$6.95	5.9
Available for grant at September 30, 2013	3,296,615

As of September 30, 2013, there was $30.5 million of aggregate intrinsic value of outstanding stock options, including $20.4 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2013 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. During the three and nine months ended September 30, 2013, stock options covering 161,767 and 474,492 shares of common stock, respectively, with a total intrinsic value of $3.0 million and $7.2 million, respectively, were exercised. During the three and nine months ended September 30, 2012, stock options covering 119,460 and 1,177,228 shares of common stock, respectively, with a total intrinsic value of $0.8 million and $6.2 million, respectively, were exercised.
A summary of the Company’s unvested restricted stock grants and restricted stock units and changes during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,202,738	$9.27
Granted	693,119	20.80
Forfeited	(35,437)	12.22
Vested	(660,017)	7.52
Outstanding at September 30, 2013	2,200,403	$13.38
The aggregate fair value of restricted stock vested during the nine months ended September 30, 2013 and 2012 was $14.0 million and $4.0 million, respectively.
As of September 30, 2013, the Company had $30.5 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.
Note 13— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective Tax Rates	35%	34%	52%	4%

The Company recorded an income tax benefit of $6.1 million and $20.4 million, respectively, for the three and nine months ended September 30, 2013. A number of items, none of which was material, resulted in our actual tax rate for three months ended September 30, 2103 equaling the expected statutory tax rate of 35%. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% for the nine months ended September 30, 2013 was the result of an improved business outlook with respect to the current year which reduced the Company's forecasted tax rate and an improved business outlook with respect to future years that reduced the valuation allowance held against the Company's U.S. deferred tax assets by $8.3 million. The decision to reduce the valuation allowance held against the Company’s U.S. deferred tax assets was based upon an evaluation of all available positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which it operates. As a result of an improved business forecast, the Company concluded that it was more likely than not that additional deferred tax assets would be realized.
The Company recorded an income tax benefit of $2.6 million and income tax expense of $5.4 million, respectively, for the three and nine months ended ended September 30, 2012. The primary reason for the difference between the expected statutory rate of 35% and the actual tax rate of 34% for the three months ended September 30, 2012 was the result of an increase in the expected utilization of the Company’s existing deferred tax assets during the year ended December 31, 2012 that were subject to valuation allowances. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 4% for the nine months ended September 30, 2012 is that the gain from the sale of the Company’s interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company’s deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of one of the Company’s subsidiaries, resulted in the Company’s ability to experience a relatively small tax consequence from the sale.
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
HPC Systems
HPC Systems includes a suite of highly advanced systems, including the Cray XC30, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and Cray Cluster Solutions products, including the Cray CS300, which are used by single users all the way up through large research and engineering centers in universities, government laboratories, and commercial institutions.
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
Engineering Services and Other
Included within Engineering Services and Other is the Company’s YarcData division and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
HPC Systems	$24,836	$8,931	$128,858	$160,600
Maintenance and Support	18,974	15,651	56,765	45,664
Storage and Data Management	5,899	6,488	23,364	17,724
Engineering Services and Other	4,657	4,669	9,393	8,241
Total revenue	$54,366	$35,739	$218,380	$232,229
Cost of Revenue:
HPC Systems	$19,157	$4,924	$101,716	$94,521
Maintenance and Support	9,552	7,516	27,806	26,388
Storage and Data Management	3,804	4,336	14,117	10,917
Other	1,427	1,631	3,365	3,420
Total cost of revenue	$33,940	$18,407	$147,004	$135,246
Gross Profit:
HPC Systems	$5,679	$4,007	$27,142	$66,079
Maintenance and Support	9,422	8,135	28,959	19,276
Storage and Data Management	2,095	2,152	9,247	6,807
Other	3,230	3,038	6,028	4,821
Total gross profit	$20,426	$17,332	$71,376	$96,983
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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Three months ended September 30,
Product revenue	$21,708	$18,300	$10,012	$13	$31,720	$18,313
Service revenue	16,418	11,333	6,228	6,093	22,646	17,426
Total revenue	$38,126	$29,633	$16,240	$6,106	$54,366	$35,739

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Nine months ended September 30,
Product revenue	$111,300	$140,776	$42,641	$42,030	$153,941	$182,806
Service revenue	45,671	31,030	18,768	18,393	64,439	49,423
Total revenue	$156,971	$171,806	$61,409	$60,423	$218,380	$232,229

Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $24.2 million and $121.3 million, respectively, for the three and nine months ended September 30, 2013, compared to approximately $23.3 million and $117.7 million for the three and nine months ended September 30, 2012, respectively. For the nine months ended September 30, 2013, no foreign countries or commercial customers accounted for more than 10% of total revenue. For the nine months ended September 30, 2012, one commercial customer in the U.S. accounted for 22% of total revenue.
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
Overview
We design, develop, manufacture, market and service supercomputers and provide storage solutions, software and engineering services related to high performance computer systems to our customers, which include government agencies and government-funded entities, academic institutions and commercial entities. We provide customer-focused solutions based on two models: (1) we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; and (2) we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon choosing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, energy efficiency and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by expanding our addressable market in areas where we can leverage our experience and technology, such as in storage of and analytics on enormous volumes of data, popularly referred to as “Big Data”.
Summary of First Nine Months of 2013 Results
Total revenue decreased $13.8 million for the first nine months of 2013 compared to the first nine months of 2012, from $232.2 million to $218.4 million, due to lower product revenue. The decrease in product revenue of $28.9 million was primarily attributable to high product revenue in the first nine months of 2012 due to the acceptance of the first phase of the upgrade at Oak Ridge National Laboratory as well as delays in the timing of certain 2013 planned acceptances. This decrease was partially offset by higher revenue for storage products and revenue from our new Cray Cluster Solutions (CCS) business unit in the first nine months of 2013.
Net loss for the first nine months of 2013 was $18.8 million compared to net income of $147.2 million for the same period in 2012. The decrease in net income was primarily attributable to the $139.1 million gain on the sale of our interconnect hardware development program to Intel in the first half of 2012, a decrease in gross profit of $25.6 million due to lower revenue and lower gross margins, and an increase in operating expenses of $27.3 million, due to investments in research and development and sales. The impact of these items was partially offset by an income tax benefit of $20.4 million in the nine months ended 2013.

Net cash used in operating activities was $174.3 million for the first nine months of 2013 compared to net cash provided by operating activities of $86.8 million for the first nine months of 2012. Cash used in operating activities in the first nine months of 2013 was primarily driven by the net loss of $18.8 million, an increase in inventory of $116.1 million, and an increase in accounts receivable of $31.9 million.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing faster than computational needs;

•	The fusion of supercomputing with data analytics;

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software; and

•	The use of public clouds for cost-effective computing on loosely-coupled HPC applications.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand data-intensive processing. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have begun to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “Big Data” analytics. We have also recently significantly expanded our addressable market with the acquisition of Appro. Appro provides cluster systems and solutions to the supercomputing market. The Appro business was renamed Cray Cluster Solutions following the acquisition.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and the addition of CCS products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management and big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin. Our product gross profit margin decreased from 41% for the nine months ended September 30, 2012 to 24% during the same period in 2013. The decrease was due in part to higher than anticipated costs on the second phase of the upgrade at Oak Ridge National Laboratory, fluctuations in foreign currency rates, particularly the Japanese yen, and the impact of inventory fair value adjustments and intangible amortization related to our acquisition of Appro. Service gross profit margin increased from 44% for the nine months ended September 30, 2012 to 53% for the same period in 2013. The increase in service gross profit margin was due to maintenance services on a larger base of installed systems.
Operating expenses.    Our operating expenses are driven largely by headcount, contracted third-party research and development services, and incentive compensation expense. During 2012 and in the three and nine month period ended September 30, 2013, we significantly grew our sales organization to enable us to better pursue growth opportunities. We have also significantly increased our investment in Big Data in the three and nine month periods ended September 30, 2013 as compared to the prior year periods. As part of our ongoing expense control efforts, we continue to monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. The net proceeds from the sale of our interconnect hardware development program to Intel of $139.1 million in the second quarter of 2012 substantially increased our liquidity position.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	$31,720	$18,313	$153,941	$182,806
Less: Cost of product revenue	23,371	10,474	116,418	107,545
Product gross profit	$8,349	$7,839	$37,523	$75,261
Product gross profit margin	26%	43%	24%	41%
Service revenue	$22,646	$17,426	$64,439	$49,423
Less: Cost of service revenue	10,569	7,933	30,586	27,701
Service gross profit	$12,077	$9,493	$33,853	$21,722
Service gross profit margin	53%	54%	53%	44%
Total revenue	$54,366	$35,739	$218,380	$232,229
Less: Total cost of revenue	33,940	18,407	147,004	135,246
Total gross profit	$20,426	$17,332	$71,376	$96,983
Total gross profit margin	38%	48%	33%	42%

Product Revenue
Product revenue for the three and nine months ended September 30, 2013 of $31.7 million and $153.9 million, respectively, was primarily from sales of the Cray XC30, Cray XK7, CCS systems and Sonexion storage systems. Product revenue for the three and nine months ended September 30, 2012 of $18.3 million and $182.8 million, respectively, was primarily from sales of Cray XE6 and Cray XK6 systems. Product revenue for the nine months ended September 30, 2013 was lower than the prior year period primarily due to the acceptance of the first phase of the upgrade at Oak Ridge National Laboratory, which accounted for approximately $65 million of revenue in the first nine months of 2012, as well as delays in the timing of certain 2013 planned acceptances. This was partially offset by higher revenue for storage products and revenue from our new CCS products in the first half of 2013.
Service Revenue
Service revenue for the three months ended September 30, 2013 was $22.6 million compared to $17.4 million for the same period in 2012. Service revenue for nine months ended September 30, 2013 was $64.4 million compared to $49.4 million for the same period in the 2012. The increase in service revenue was primarily due to higher maintenance revenue from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $12.9 million and $8.9 million, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. For the three and nine months ended September 30, 2013, product gross profit margin decreased 17% points to 26% and 24%, respectively, from the same period in 2012. The decrease is due, in part, to abnormally high product margins in the 2012 periods. The three month period ended September 30, 2013 was also impacted by certain lower margin transactions. The nine month period ended September 30, 2013 was also impacted by higher than anticipated costs on the second phase of the upgrade at Oak Ridge National Laboratory and fluctuations in foreign currency rates. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased by $2.6 million and service gross profit decreased by 1% point to 53% during the three months ended September 30, 2013 compared to the same period in 2012. The increase in cost of service revenue in the three months ended September 30, 2013, as compared to 2012, was due to higher headcount due to the increase in the installed systems base. For the nine months ended September 30, 2013, cost of service revenue increased $2.9 million and service gross profit margin increased by 9% points to 53% compared to the same period in 2012. The increase in service gross profit margin percentage was due to higher service revenue on a stable base of fixed expenses and lower incentive compensation expense during the nine months ended September 30, 2013.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross research and development expenses	$22,504	$15,587	$65,015	$61,623
Less: Amounts included in cost of revenue	(949)	(104)	(2,677)	(335)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	—	—	(589)	(15,162)
Net research and development expenses	$21,555	$15,483	$61,749	$46,126
Percentage of total revenue	40%	43%	28%	20%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and nine months ended September 30, 2013, gross research and development expenses increased $6.9 million and $3.4 million, respectively, compared to the same periods in 2012. These increases in our gross research and development expenses were due to increased research and development spending for our new products and the acquisition of Appro in the fourth quarter of 2012. These increases were partially offset by the sale of our interconnect hardware development program to Intel in the second quarter of 2012 and higher incentive compensation expense in the first half of 2012.
Net research and development expenses increased by $6.1 million and $15.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These increases were due to higher gross research and development expenses. The increase in net research and development expenses for the nine month period ended September 30, 2013, as compared to 2012, was also due to a reduction in research and development expense reimbursements of $14.6 million.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2013 and 2012, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$11,480	$6,495	$34,173	$24,601
Percentage of total revenue	21%	18%	16%	11%
General and administrative	$4,970	$3,324	$15,540	$13,425
Percentage of total revenue	9%	9%	7%	6%
Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2013 increased $5.0 million and $9.6 million, respectively, from the same periods in 2012, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force and as a result of our acquisition of Appro. These added expenses were partially offset by lower incentive compensation expense.
General and Administrative. General and administrative expense for the three and nine months ended September 30, 2013 increased $1.6 million and $2.1 million, respectively, from the same periods in 2012. These increases were due to higher salaries and employee-related expenses, including the impact of our acquisition of Appro, partially offset by lower incentive compensation expense.
Other Income (Expense), net
For the three months ended September 30, 2013, we recognized net other income of $0.3 million compared to net other income of $0.1 million for the same period in 2012. For the nine months ended September 30, 2013, we recognized net other income of $0.1 million compared to net other income of $0.6 million for the same period in 2012. Net other income for the three and nine months ended September 30, 2013 and 2012 was principally the result of foreign currency transaction gains and losses.
Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2013 and 2012, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$226	$137	$825	$247
Interest expense	(12)	(29)	(31)	(103)
Interest income, net	$214	$108	$794	$144

Interest income, net for the three and nine months ended September 30, 2013 increased as compared to the same periods in 2012 due to higher average invested balances.
Taxes
Our effective tax rates were approximately 35% and 52% for the three and nine months ended September 30, 2013 compared to 34% and 4% for the three and nine months ended September 30, 2012. A number of items, none of which was material, resulted in our actual tax rate for three months ended September 30, 2103 equaling the expected statutory tax rate of 35%. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% for the nine months ended September 30, 2013 was the result of an improved business outlook with respect to the current year which reduced our forecasted tax rate and our decision to reduce the valuation allowance held against our U.S. deferred tax assets by $8.3 million as a result of an improved business outlook with respect to future years. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. As a result of an improved business forecast, we concluded that it was more likely than not that additional deferred tax assets would be realized.

Our effective tax rates were 34% and 4% for the three and nine months ended September 30, 2012. The primary reason for the difference between the expected statutory tax rate and our actual tax rate for the three months ended September 30, 2012 was the result of an increase in the expected realization of our existing deferred tax assets during the year ended December 31, 2012 that were subject to valuation allowances. The primary reason for the difference between the expected statutory tax rate and our actual tax rate for the nine months ended September 30, 2012 was that the gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of restructuring one of our subsidiaries, resulted in our ability to experience a relatively small tax consequence from the sale.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. The material changes in certain of our balance sheet accounts were due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
Cash and cash equivalents decreased by $196.4 million from December 31, 2012 to September 30, 2013. The decrease was in part attributable to an increase in accounts and other receivables from $13.4 million at December 31, 2012 to $45.3 million at September 30, 2013, an increase in inventory of $116.1 million and payment of the 2012 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses from $25.9 million at December 31, 2012 to $11.7 million at September 30, 2013. Partially offsetting these items was an increase in accounts payable from $34.7 million at December 31, 2012 to $56.8 million at September 30, 2013.
As of September 30, 2013, we had working capital of $275.4 million compared to $283.4 million as of December 31, 2012. During the nine months ended September 30, 2013, we invested $85.2 million in debt securities and had a total of $83.8 million in debt security investments as of September 30, 2013.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating Activities	$(174,252)	$86,750
Investing Activities	$(21,604)	$84,073
Financing Activities	$(339)	$6,835

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2013 was $174.3 million compared to $86.8 million net cash provided by operating activities for the same period in 2012. For the nine months ended September 30, 2013, net cash used in operating activities was due in part to an increase in inventory and the payment of the 2012 accrued incentive compensation expense. For the nine months ended September 30, 2012, cash provided by operating activities was principally the result of high cash collections from customers partially offset by an increase in inventory.
Investing Activities. Net cash used in investing activities was $21.6 million for the nine months ended September 30, 2013, compared to $84.1 million net cash provided by investing activities for the same 2012 period. Net cash used in investing activities for the nine months ended September 30, 2013 was due principally to purchases of debt securities of $85.2 million, partially offset by sales and maturities of debt securities of $69.7 million. For the nine months ended September 30, 2012, net cash provided by investing activities was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs, partially offset by purchases of investments of $50.9 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2013 was $0.3 million compared to $6.8 million provided by financing activities for the same period in 2012. Net cash used in financing activities for the nine months ended September 30, 2013 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by payments for shares remitted to the Company for statutory withholding. Net cash provided by financing activities for the nine months ended September 30, 2012 resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2013 (Less than 1 Year)	2014-2015	2016-2017	Thereafter
Development agreements	$6,784	$6,090	$669	$25	$—
Operating leases	19,131	1,205	7,598	6,833	3,495
Total contractual cash obligations	$25,915	$7,295	$8,267	$6,858	$3,495

As of September 30, 2013, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility had a maturity date of October 15, 2013. As of September 30, 2013, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility had a maturity date of October 17, 2013. We have made no draws and had no outstanding borrowings on any credit facilities as of September 30, 2013. Both facilities were renewed in October 2013 with similar terms.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine months ended September 30, 2013, we incurred $2.7 million and $6.7 million, respectively, for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2013 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
When we are unable to establish selling price using VSOE or TPE, we use estimated selling price, or ESP, in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. In determining ESP, we use the cost to provide the product or service plus a margin, or consider other factors. When using cost plus a margin, we consider the total cost of the product or service, including customer-specific and geographic factors. We also consider the historical margins of the product or service on previous contracts and several factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
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
As of September 30, 2013, we had approximately $110.1 million of net deferred tax assets, against which we provided a $74.2 million valuation allowance, resulting in a net deferred tax asset of $35.9 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statements of Operations when that occurs.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2013, we were a party to forward exchange contracts that hedged approximately $208.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2013, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.5 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Although we recorded positive net income in 2010, 2011 and 2012, we have experienced net losses September year to date in 2013 as well as periods prior to 2010, where the last recorded positive annual net income was in 2003. For example, we recorded a net loss of $10.6 million in 2007, a net loss of $40.7 million in 2008, which included a non-cash goodwill impairment charge of approximately $54.5 million and a net loss of $0.6 million in 2009. Net income in 2011 benefited from the partial reduction of the valuation allowance held against our U.S. deferred tax assets of $13.9 million and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary of $0.8 million.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 systems as well as upgrades and successor systems;

•	successfully delivering and obtaining customer acceptances of our Cray XC30 systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData, storage and data management and Cray Cluster Solutions businesses;

•	our ability to scale our internal processes effectively to enable growth;

•
the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of significant system sales and resulting potential acceptances in any quarter, the timing of product acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•
revenue delays or losses due to delays in delivery of systems, longer than expected customer acceptance cycles, penalties resulting from system acceptance issues or issues with customer facilities readiness;

•	the level and timing of government funding for our customers' projects;

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC30 systems and upgrades and successors systems;

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

•
the timing and level of government funding and resources available for product acquisitions, system installations and research and development contracts, and customer premises availability for system installations, which have been, and may continue to be, adversely affected by the current economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the U.S. government such as the most recent shutdown;

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
If we are not successful selling our Cray Cluster Solutions products, our operating results will be adversely affected. Our Cray Cluster Solutions products are the result of our acquisition of Appro International, Inc., or Appro, in the fourth quarter of 2012. We have had limited experience selling a cluster-based solution into the same markets we sell our core supercomputers, and in order to sell these products, we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products. We must also successfully complete the integration of the Appro business into our business. If we are unable to successfully integrate and grow the sales of our Cray Cluster Solutions products, our operating results will be adversely affected.
We completed the acquisition of Appro in the fourth quarter of 2012, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2010, 2011, 2012 and the first nine months of 2013, approximately 62%, 54%, 68% and 56%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by "sequestration", "debt ceiling" negotiations, Congressional failures or successes in addressing budget concerns, disruptions in the operations of the U.S. government such as the most recent shutdown, the downgrading of U.S. government debt or the possibility of such action, current economic uncertainty, the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets, the limits on federal borrowing capacity, changes in procurement policies, budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, 2012 and 2013, domestic crises, and international political developments, such as the downgrading of European debt. If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for our systems, storage solutions, subsystems and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of the Cray Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2010, 2011, 2012 and the first nine months of 2013, approximately 62%, 54%, 68% and 56%, respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	7/3/2013	99.1
10.2	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	7/3/2013	99.2
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	November 12, 2013	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	November 12, 2013	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	November 12, 2013	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer