Form 10-K
period 2013-12-31
CRAY INC
filed 2014-02-13
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
Yes  ☑        No  ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $741,672,155 based upon the closing price of $19.64 per share reported on June 28, 2013, on the Nasdaq Global Market.
As of February 10, 2014, there were 40,426,441 shares of Common Stock issued and outstanding.
________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on June 12, 2014, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2013

_________________

CRAY, and the stylized CRAY mark, SONEXION, URIKA, and YARCDATA are federally registered trademarks of Cray Inc. ECOPHLEX, THREADSTORM, XTREME-X, XTREME-COOL, and the CS, XT, XE, XK, and XC families of supercomputers, including the CS300 and XC30 supercomputers, are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I
Item 1.    Business
General
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provide storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems to our customers, which include government agencies, government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the “big data” (including storage and analytics) market. We provide customer-focused solutions based on two models. Firstly, we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale. Secondly, we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data” and custom engineered solutions.
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
Products, Services and Customer Support
We concentrate on building product solutions for our customers in two major markets: the supercomputing portion of HPC, and Big Data, including storage and data analytics. We also provide a range of service offerings around these products that leverage our high quality support and intimate understanding of our customers.
Cray Supercomputing Systems
Whether it is one of our general-purpose supercomputer products, a highly configurable supercomputing cluster, or a solution that is custom engineered for a specific customer problem, our supercomputing offerings span a broad performance spectrum and address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors; ease of use for high productivity; and very high levels of sustained performance on real applications. We achieve this by designing and integrating supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased density, upgradability, energy efficiency and reliability requirements and scalable system software that significantly enhances performance, productivity and manageability at scale. With our “Adaptive Supercomputing” vision, we have expanded the concept of heterogeneous computing to a fully integrated view of hardware and software supporting both multiple processing technologies and diverse workloads.
Our supercomputers are the result of our Adaptive Supercomputing vision that integrates diverse technologies into a unified architecture enabling customers to match the computational solution to the need. Our systems utilize components and technologies designed to support the requirements of the most demanding HPC users. Our XC30 supercomputers are designed to provide significantly higher sustained performance on many important applications that require the very highest levels of scaling, with substantial performance improvements over comparable commodity technologies. Our CS300 family of supercomputer cluster solutions emphasize flexibility, capacity and industry standard designs for compute-intensive customer needs. All of our supercomputers are designed to allow HPC users to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities and improving national security.
Our supercomputer systems are designed to offer several additional benefits:

•	superior price-performance;

•	open standards, including Linux-based operating systems, open file systems (e.g., Lustre™) and open programming models (e.g., MPI, OpenMP and OpenACC);

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	excellent energy efficiency optimized for minimum energy consumed to solution;

•	flexibility of processor type, memory, network configuration, storage configuration and system software tools developed towards our Adaptive Supercomputing vision; and

•	the Cray service experience, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.
We expect the continued advancement of many-core and accelerator processors to be advantageous to us as the processors complement our technical strengths in networking, scaling system software and cooling and power management technologies. The growing number of cores on each processor will amplify the scaling issues that customers face today by putting increased stress on all aspects of the system while accelerators or coprocessors further stress the balance between systems from a computational performance perspective and the system's effective performance limited by the load on the system's communications network. We believe our balanced approach to system design and support for innovative parallel programming methodologies will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.
Cray XC30/XC30-AC System. The Cray XC30 supercomputer is our recent highly integrated supercomputing system, which delivers on our commitment to an Adaptive Supercomputing architecture providing extreme scale and sustained performance in both water- and air-cooled packaging options. The Cray XC30 system provides the HPC user community the advantage of the computational resources of our supercomputers powered by Intel Xeon E5 processors combined with the Aries interconnect, providing a flexible and unique Dragonfly network topology, our robust and fully-integrated software environment and innovative power and cooling technologies. In addition, the Cray XC family of supercomputers have been expanded to include Intel Xeon Phi coprocessors and NVIDIA Tesla graphics processor units, or GPUs, based on the NVIDIA Kepler GPU architecture.
The Cray XC30 supercomputer utilizes the Cray Linux Environment, which was used in the Cray XE and XK product families and provides the same workload flexibility. Customers may buy a single Cray XC30 supercomputer to run both a highly scalable custom workload as well as an industry-standard, independent software vendor workload. The Cray XC30 system includes powerful compiler, runtime and related software that allows users to transparently leverage the underlying hardware components.
Cray CS300-AC Supercomputer. The Cray CS300-AC supercomputer cluster system offers an energy-efficient, air-cooled architecture featuring high performance, high availability computing. It includes flexible configuration options for a wide range of data center cooling architecture requirements through the use of air or chilled cooling rear door heat exchangers. The Cray CS300-AC system is integrated with the HPC Software Stack, software tools compatible with most open source and commercial compilers, tools, schedules and libraries to run complex applications. This solution is also integrated with the Advanced Cluster Engine. This management software suite is designed to substantially reduce the complexity of managing HPC clusters by offering server, cluster, storage, and network management features combined with node provisioning, failover, load-balancing, job scheduling and revision control capabilities with multi-Linux OS support.
Cray CS300-LC Supercomputer. The new Cray CS300-LC cluster supercomputer system offers the features and benefits of the Cray CS300-AC system with superior energy savings, lower total cost of operation and faster return on investment by requiring fewer or no air conditioning units in the data center. Its unique design uses warm water liquid-cooling heat exchangers with no chillers, reducing typical energy consumption used to cool the data center by 50%. This system offers high performance and energy efficiency per rack three times more than traditional air-cooled designs. It also produces 80% heat capture to the warm water for possible heat reuse. The Cray CS300-LC solution isolates the primary data center loop and uses a low-pressure isolated secondary data center liquid loop to cool the server's critical components such as processors and memory improving cooling system reliability and safety.
Cray XK7/XK7m System. The Cray XK7 supercomputer combines the proven Gemini interconnect, AMD's multi-core processors and NVIDIA's many-core GPUs to create a tightly-integrated, productive hybrid supercomputer. The Cray XK7 supercomputer is capable of scaling to 500,000 processors and more than 30 petaflops of hybrid peak performance. The Cray XK7 system has been engineered to meet science's real-world demands. The Cray XK7 supercomputer brings our reliability, flexibility and scalability to the many-core GPU HPC environment. Our Cray XK7m supercomputer is designed for the technical enterprise market.
Cray XE6/XE6m System. The Cray XE6 system is a massively parallel processing, or MPP, system that combines scalability with manageability, resiliency, lower cost of ownership with reduced power and cooling requirements and broader application support. Customers can upgrade to the Cray XE6 system from the Cray XT4, Cray XT5 or Cray XT6 systems by upgrading the network, processors, memory and/or a compute blade, thereby leveraging their investment over a longer period of time. The Cray XE6 Linux-based operating system efficiently supports the extreme levels of scaling featured in each of our supercomputers as well as a large range of industry applications with our Cluster Compatibility Mode software environment. The Cray XE6 system can be liquid cooled through use of Cray ECOphlex technology or air cooled. Our Cray XE6m supercomputer addresses the technical enterprise market and is designed to make our HPC technology available to more users by targeting a lower price band with price points starting at approximately $200,000.
YarcData
YarcData's Urika graph appliance for real-time data discovery. Our YarcData division focuses on providing powerful appliances to the big data analytics market by extending our supercomputing platform to graph analytics problems. Our initial appliance offering from YarcData, Urika, includes scalable massively multithreaded processors with a massive shared memory architecture that is ideally suited for tasks such as research discovery, pattern matching, complex searches, scenario development, behavioral prediction, anomaly identification and graph analysis. This system is purpose-built for parallel applications that are dynamically changing, require random access to a large shared memory and typically do not run well on conventional systems. This system is ideal for massive unstructured and irregular data mining problems. The design is based on a Cray compute infrastructure but utilizes custom Cray Threadstorm processors developed for massively multithreaded processing. A single Cray Threadstorm processor can sustain 128 simultaneous threads and is connected to memory that is globally accessible by any other Cray Threadstorm processor in the system. The Urika system complements an existing data warehouse or Hadoop cluster by offloading graph workloads and interoperating within the existing analytics workflow. Subscription pricing is offered for on-premise deployment of the appliance which eases the adoption of the Urika system into existing IT environments.
Storage and Data Management
Our storage and data management division offers data storage and data management solutions for HPC and big data by leveraging years of experience delivering high performance parallel storage and file systems to our customers. Cray is able to rapidly deploy highly scalable and extremely fast file systems that integrate effectively with computing solutions ranging from third-party Linux clusters to highly integrated Cray supercomputers. Our storage systems business offers a number of products to meet the data storage and data management needs of our customers.
Cray Sonexion Storage Systems. Our flagship storage product line, the Cray Sonexion, embeds the Lustre parallel file system and other software in an optimal configuration to reduce deployment time, increase reliability and scale performance and capacity. Cray Sonexion offers an optimal combination of modular performance and capacity, scaling capacity from terabytes to petabytes and with data transfer performance from three gigabytes to over one terabyte per second in a single file system. High density is achieved through reducing storage componentry and cabling. Sonexion systems are engineered to be installed and put into production more quickly than other HPC storage solutions and can be attached to Cray XC30 and CS300 systems as well as industry-standard Linux clusters.
Lustre™ by Cray (CLFS). For customers requiring high degrees of flexibility in configuration and storage array choice, we sell pre-validated partner solutions built on strategic partner platforms from partners such as Data Direct Networks (DDN) and NetApp (E-Series). These solutions provide a single point of support from Cray.
Cray Tiered Adaptive Storage (TAS). We announced a new data management offering in November 2013. Tiered Adaptive Storage for big data is a flexible storage and archiving solution that allows customers to transparently move data among fast, primary and archival tiers. TAS is a complete and open archiving solution, offering all hardware and software in an appliance-

like form factor. Tiers may be comprised of SSD, disk, or tape. Optionally, TAS can be configured to utilize customers' existing archival storage libraries from SpectraLogic or Oracle StorageTek.
Engineering and Customer Support
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
Customer Support. Our worldwide customer support organization delivers our customers the “Cray experience” that provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and in many cases we locate our support personnel at or near customer sites globally, supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, third-party software support, site engineering, on-site analysts for defined projects and specialized training. In 2013, annual maintenance service revenue has accounted for roughly fifteen percent of our total revenue. Our support arrangements generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Typically, customers may select levels of support and response times, ranging from delivery of parts only to 24 x 7 coverage with two-hour response times.
Sales and Marketing
We focus our sales and marketing activities on both horizontal and vertical marketing activities ranging from government agencies or funded research laboratories, to academic institutions and commercial entities requiring HPC and big data systems and storage. Our primary sales model is direct, and we offer solutions through a highly-trained supercomputing direct sales force that operates throughout the United States and in Canada, South America, Europe, Japan, the Middle East, Africa and Asia-Pacific. More than half of our sales force is located in the United States and Canada, with the remainder overseas.
A formal request-for-proposal process for HPC systems or technology drives a majority of our highest-end systems sales and engineering service engagements in the academic and government markets. We utilize pre-sales technical experts to develop technical proposals that meet customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products or service being proposed. For a majority of our larger government and academic sales opportunities, the proposal process, including establishing system size, options, pricing and other commitments, involves a number of resources outside of our sales organization. While we often tailor our supercomputer (including cluster) solutions for each customer, there is substantial commonality in the underlying components and systems, allowing us to leverage manufacturing and supply chain operations.
Government agencies and government-funded scientific research institutions around the world comprise a large portion of our customer base. Our government programs' efforts are an integral part of our overall strategy by actively managing our relationship with U.S. government agencies and Congress.
Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader market set of prospects for our HPC and big data business and each of our new business initiatives. Marketing communications focus on our overall brand messaging, advertising, public relations, social media, conferences, trade shows and direct as well as online marketing campaigns to create brand awareness and generate demand. Business development focuses on providing products and services to specific customer sets, such as government/defense, higher education, earth sciences, manufacturing, life sciences, financial services and energy.
Our Technology
We are dependent on the successful early identification, development and timely introduction of new products and capabilities. Our research and development activities include identification of new trends, technologies and workload needs in the ever changing HPC and big data markets, and subsequent leveraging of this research in the design of system architectures, hardware and software necessary to implement our expanding product portfolio.

Product Architectures
Our product portfolio covers a breath of architectures including tightly integrated massively parallel supercomputers, highly flexible and configurable cluster supercomputers, world class storage and data management solutions and purpose-built big data analytics appliances.
Hardware
We have extensive experience in the definition, design and integration of the hardware components required of HPC system solutions. This includes processors, board design, memory controllers, network and interconnect technologies, I/O subsystems, power, cooling and packaging infrastructures. The majority of our hardware research and development investments are in the following areas:

•
Compute node and storage architectures, high-speed interconnect and board integration and design. Integration of a variety of processor, memory and network devices using a combination of custom and industry standard printed circuit boards, high-density connectors, carefully chosen transmission and storage media and optimized topologies.

•
Power, packaging and cooling. We use a variety of dense packaging techniques in order to produce systems with superior performance, socket densities and energy efficiency. This packaging combines industry standard and custom-designed technologies in the areas of printed circuit board assemblies, power distribution and liquid and air cooling.

Software
We have extensive experience in designing, developing and adapting system software such as the operating system, hardware supervisory system, data management and analysis as well as programming environment software as an integral aspect of our product portfolio and distributing that software as part of system sales. Our software research and development experience includes operating systems; provision of scalable hardware control, reliability, availability and serviceability, or RAS, infrastructure systems for managing hardware, including power control, monitoring of environmental data and hardware diagnostics and programming environments. The programming environments include our own and commercially available compilers, communication and scientific libraries as well as a rich suite of application development tools and software for managing and monitoring data storage, tiered data infrastructures and archiving data.
Additionally, we research and deliver innovative software for advanced analytics at scale, including industry leading graph analytics and associated algorithms for discovering previously unknown insight from large, disparate data sets, as well as optimizations to Hadoop for performance and manageability at scale. Our research includes techniques and optimizations to scale advanced analytics across distributed scalable systems, and in large, shared memory architectures.
We purchase or license software technologies from third parties when necessary to meet certain specific customer requirements, while focusing our own resources where we believe we add the highest value.
For information relating to amounts spent on research and development, see Note 19 - Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.
Manufacturing and Supply Chain
We subcontract the manufacture of a majority of the hardware sub-assemblies and certain components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain components. Our manufacturing strategy currently centers on build-to-order systems, focusing on obtaining competitive assembly and component costs while concentrating our resources on the final assembly, test and quality assurance stages to ensure a positive customer experience. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities, helps us to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provides near real-time configuration changes to exploit faster and/or less expensive technologies and provides a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel currently are located primarily in Chippewa Falls, Wisconsin. We work closely with a supplier to provide integrated and tested Cray Sonexion storage products.  In 2014 we anticipate completing the consolidation of our manufacturing in Chippewa Falls, Wisconsin.
Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our design input or proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, components are typically competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is often awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier's integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from Intel and NVIDIA for our Cray XC systems, AMD and NVIDIA for our Cray XE and XK systems and the Aries interconnect chip licensed from Intel and purchased through Avago who contracts to have Taiwan Semiconductor Manufacturing Company, or TSMC, manufacture the integrated circuit. TSMC also provides the YarcData Urika Threadstorm processor and the Gemini interconnect chip (also licensed from Intel). Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components in 2013 and in previous years.
Our Markets
Our key target markets are the supercomputing portion of the HPC market and the big data market, encompassing both storage and analytics. High performance, real-time analytics on large volumes of data is developing into an important success driver for business, government and academia, and successfully leveraging this market is important to Cray. Big data is a relatively new target market for us, but several of our core strengths and technologies, such as the abilities to process vast amounts of unique data at very high speeds and to make "discoveries," are essential to addressing big data challenges, enabling us to bring highly differentiated analytics offerings to market. The market segments we are targeting with our supercomputing, storage and analytics products for HPC and big data are as follows:
Scientific Research. Scientific research includes government research laboratories and research universities around the world. In the U.S., the Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are our target customers. The Office of Science in the Department of Energy and its laboratories are key target customers, as are the National Science Foundation and the National Aeronautics and Space Administration and similar agencies around the world. These research centers also provide supercomputing and big data resources to their affiliated organizations (such as the Department of Defense contractors) and industrial partners.
National Security/Cybersecurity. Classified work in various worldwide government agencies has represented an important market for us over many years. Certain U.S. government departments have on occasion provided funding support for our research and development efforts to meet their objectives. Current and potential customers include a number of Department of Defense-related classified organizations, the National Nuclear Security Administration of the Department of Energy and certain foreign counterparts for our full range of products as well as commercial entities for cybersecurity solutions.
Defense. The defense segment has wide-ranging needs for HPC systems that in some ways are unique and in other ways are similar to our other market segments. HPC systems can assist in the development of defense technologies, equipment and secure communications infrastructure, as well as in the identification and analysis of military intelligence. Intelligence supports real-time development of defense strategy and decision making, while technology advancements are necessary to maintain military advantages and deterrents and protect the warfighter.
Earth Sciences. Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing, storage and analytics capabilities increasingly critical. We have a number of customers running weather and climate applications, including customers in Germany, the United Kingdom, Korea, Brazil, Switzerland, Singapore, Denmark, Finland, India, Spain and the United States.
Life Sciences. The life sciences industry has evolved dramatically over the past decade, and the simulations used today test the limits of HPC and big data systems. In the life sciences, HPC methods cover a vast area that includes modular and quantum mechanics and dynamics, quantitative structure-activity relationship models, genomic assembly and comparison, whole cell process simulations and medical imaging, just to name a few. Big data analytics are key to making sense of the enormous volumes of data being generated, and creating insight in a timely manner. Our big data solutions can help discover new relationships that can allow existing drugs to help address new medical issues. HPC and big data analytics solutions in this market utilize a mix of high capability and high throughput technologies.
Energy. Supercomputing in the energy sector is driven largely by oil and gas exploration and processing, from seismic analysis to reservoir simulations. The simulation methods used are both CPU and GPU compute intensive and often require high performance networks and storage subsystems. We currently have commercial customers utilizing both Cray systems and storage in production and we are targeting this segment for future products.
Manufacturing. Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around vehicles, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have aerospace, automotive and manufacturing customers around the globe which are actively using our HPC and big data solutions.

Financial Services. Big data analytics is providing significant competitive advantage in areas as disparate as trading, compliance, marketing optimization and risk analysis. Financial services applications are very time sensitive, so high performance data analytics solutions are highly sought after.
Other Markets. The rise of attention on big data in industries, including telecommunications, digital media, retail and professional sports, has resulted in growing interest in supercomputers. Large enterprises in these markets are evaluating where high performance computing should be used as a complement to existing analytics solutions to solve some of their most challenging big data problems, particularly in the area of analytics.
Agencies of the U.S. government or customers serving the U.S. government, directly and indirectly through system integrators and other resellers, accounted for approximately 51% of our revenue in 2013, 68% of our revenue in 2012 and 54% of our 2011 revenue. Significant customers with over 10% of our annual revenue, including those funded by the U.S. government, were the U.S. government and Exxon Mobil in 2013; the National Center for Supercomputing Applications (NCSA) at the University of Illinois,  the first phase of the upgrade at the Oak Ridge National Laboratory and a commercial customer in 2012; and the High Performance Computing Center Stuttgart and the National Energy Research Scientific Computing Center in 2011. International customers accounted for 32% of our total revenue in 2013, 18% of our total revenue in 2012 and 35% of our total revenue in 2011.
We have three operating segments that are reportable for financial reporting purposes. Segment information and related disclosures are set forth in Note 18 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report.
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
We compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM builds systems leveraging third-party processors as well as its own processors. These competitors include the previously named companies and Dell Computer as well as smaller companies that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies' products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on problems lacking complexity. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us when competing in procurements. The introduction of the new Cray CS300 supercomputing cluster products, via our acquisition of Appro, helps us better address this market by providing flexible HPC offering alternatives with competitive pricing.
To the extent that IBM and other processor suppliers develop processors or networks with greater capabilities than the processors we use from Intel, AMD and NVIDIA our systems may be at a competitive disadvantage to systems utilizing such other processors.
 For our products designed for the high-end supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, total cost of ownership, quality, reliability, upgradability, service and support, corporate reputation, brand image and account relationships. Our market approach here is more focused than many of our competitors, with high-end supercomputing products (Cray XC30) designed with high levels of integration to meet the exacting needs of this performance and scalability driven market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the upper-end of the supercomputer market segment. Our highly-integrated systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.
The market for our Cray CS300 product line is competitive. The majority of competition is from IBM, HP, Dell, SGI, Bull and Fujitsu that offer open-standards cluster solutions to address the growth in the mid-range supercomputing market. We compete primarily on the basis of price/performance, open-standards architecture, flexible configurations, energy-efficiency, reliability, scalability, comprehensive cluster management, corporate reputation and account relationships. Our market approach is to offer cluster solutions that provide greater performance on the large and complex computational problems and superior price/performance on many important applications in this market segment.
The competitive landscape in the big data market is quite varied, with competition from vendors offering integrated solutions, such as Oracle, commodity cluster systems with either open source or proprietary data analytics software, and traditional business intelligence vendors such as Teradata, Oracle, IBM and SAP. The market for knowledge discovery through graph analytics is still nascent and fragmented as no dominant applications have as yet emerged, with the result that custom and open/source software approaches such as Hadoop/MapReduce are often  used. However,  customers with large, mission-critical graph problems have discovered that commodity approaches do not scale or deliver results in an acceptable timeframe, and have recognized the advantages of specialized solutions. Cray also offers Hadoop solutions on our platforms, which compete primarily on the basis of total cost of ownership, as well as performance and scalability.
Our storage products compete with a number of manufacturers and integrators of parallel storage solutions, including IBM with its GPFS parallel file system, as well as solutions from Data Direct Networks (DDN), NetApp, Panasas and other storage companies. The parallel storage and file system market is currently fragmented with a number of competing providers in the HPC marketplace. We believe that due to our extensive experience and excellent reputation as an HPC systems vendor, our storage offerings compete effectively against our competition, especially when the prospective target market overlaps with our HPC systems target market.
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
Backlog
We do not believe backlog is a meaningful indicator of our future business prospects due to the uncertainty of converting orders into recognized revenue in any given period. Factors impacting the amount of backlog and our ability to recognize revenue from backlog in any given period include the possibility of significant contract amendments, the timing of our product development, manufacturing and delivery schedules and changes in delivery schedules requested by our customers. Therefore, we believe that backlog information is not material to an understanding of our overall business.
Employees
As of December 31, 2013, we had 1042 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
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
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. For example, a system sale to the University of Illinois’ National Center for Supercomputing Applications accounted for approximately $143 million of our revenue in fiscal 2012. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets, contractual provisions or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. The amount and timing of research and development co-funding can also materially affect our expenses for any given quarter or year. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods and, prior to 2010, had last recorded positive annual net income in 2003. Net income in 2011 also benefited from the partial reduction of the valuation allowance held against our U.S. deferred tax assets of $13.9 million and a complete reduction of the valuation allowance held against the deferred tax assets of our German subsidiary of $0.8 million. 2011 pre-tax net income was near break-even.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 and CS-300 systems as well as upgrades and successor systems;

•	successfully delivering and obtaining customer acceptances of our Cray XC30 and CS-300 systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData, storage and data management businesses;

•	our ability to scale our internal processes effectively to enable growth;

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

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC30 and CS-300 systems and upgrades and successors systems;

•	our ability to secure additional government funding for future development projects;

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

•
the timing and level of government funding and resources available for product acquisitions and research and development contracts, which has been, and may continue to be, adversely affected by the current economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the U.S. government;

•	the introduction or announcement of competitive or key industry supplier products;

•	competitor pricing strategies;

•	price fluctuations in the processors and other commodity electronics and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe; and

•	the receipt and timing of necessary export licenses.
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in third-party component availability, product development, receipt of orders, or product acceptances, the level and timing of approved government fiscal budgets, issues with third-party component performance, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2014 and in future years.
If we are unable to successfully develop, sell and deliver our Cray XC30 systems and successor systems, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC30 systems and successor systems, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
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

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC30, Cray XE6 and Cray XK7 systems and will be required for subsequent systems;

•
our ability to source competitive, key components in appropriate quantities, in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required. If we underestimated our needs, we could limit the number of possible sales of these products and reduce potential revenue, or if we overestimated, we could incur inventory obsolescence charges and reduce our gross profit, as has happened in the past; and

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
If our Cray Cluster Solutions business is not successful, our operating results will be adversely affected. Our Cray Cluster Solutions business is the result of our acquisition of Appro International, Inc. in the fourth quarter of 2012. We have had limited experience selling a cluster-based solution into the same markets we sell our core supercomputers, and for this business to be successful we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products.
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

If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2011, 2012 and 2013, approximately 54%, 68% and 51%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional failures or successes in addressing budget concerns, current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	"sequestration;”

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, 2012, and 2013;

•	domestic crises;

•
political efforts to limit the activities of the National Security Agency, or NSA; including proposed state legislation that would limit or even criminalize doing business with the NSA for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt.

If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of the Cray Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our specifications in sufficient quantities and with acceptable quality on time or deliver when required, then production, delivery, acceptance and revenue from our systems could be delayed and we could be subject to costly penalties even once delivered and accepted, which happened during 2011, 2012 and 2013 and has at times significantly lowered our revenue for a particular quarter or year;

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

•
some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed; and

•
if a key supplier is acquired or has a significant business change, such as may occur with the proposed acquisition of the third-party original equipment manufacturers that supplies complete storage systems for our Sonexion product, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

Certain delays in the availability of acceptable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in prior periods, in some cases significantly and including in 2011, 2012 and 2013, and could adversely affect future results.
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
Periodic announcements by our competitors of new HPC, storage or data analytics systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease high performance computer, storage or data analytics systems. Some of our competitors may offer substantial discounts to potential customers. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or to provide lease financing for our products, which could result in a deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and financial resources and reduce our ability to be profitable and grow.
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, including recently, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than Cray have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to and have had to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses, particularly in the case of personnel associated with our big data efforts.
The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, such as processors, interconnects, storage and other infrastructure, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.
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
Customers and other third parties may make statements speculating about or announcing an intention to complete purchases or acceptances of our products before such purchases or acceptances are substantially certain, and these proposed purchases or acceptances may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of our products before we have obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements or announcements do not mean that we will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that we will ultimately be able to obtain the acceptance when or as expected or recognize revenue.
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2011, 2012 and 2013, approximately 54%, 68% and 51%, respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	213,600
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	61,900
Milpitas, CA	Manufacturing, warehouse and engineering	38,500
We own 205,478 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.
We lease a total of 8,600 square feet of office space, primarily for hardware development, in Austin, Texas. We lease a total of 5,200 square feet of office space, primarily for hardware and software engineering, in The Woodlands, Texas. We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 7,400 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 14,000 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2014.
Item 3.    Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. As of February 10, 2014, we had 40,426,441 shares of common stock outstanding that were held by 348 holders of record.
The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2013:
First Quarter	$23.23	$15.41
Second Quarter	$23.59	$16.20
Third Quarter	$28.59	$19.51
Fourth Quarter	$28.20	$21.30
Year Ended December 31, 2012:
First Quarter	$8.39	$6.09
Second Quarter	$12.24	$6.55
Third Quarter	$13.56	$10.80
Fourth Quarter	$16.02	$11.76
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	1,969,732	$9.53	3,171,322
Equity compensation plans not approved by shareholders(2)	108,337	$4.91	—
Total	2,078,069		3,171,322

(1)
The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans, our 2013 equity incentive plan and our 2001 employee stock purchase plan, as amended; the 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans have terminated and no more options, restricted shares, restricted units or stock bonus awards may be granted under those plans. Pursuant to the 2013 equity incentive plan, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While the Board may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting monthly over the twelve months after grant. Also pursuant to the 2013 equity incentive plan, the Board may grant restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, consultants, independent contracts and advisors. As of December 31, 2013, under the 2013 equity incentive plan, an aggregate of 3,171,322 shares remained available for grant as stock options or stock appreciation rights and an aggregate of 2,046,014 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units to employees, directors, consultants, independent contractors and advisors.

(2)
The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by the Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. At December 31, 2013, under the 2000 non-executive employee stock plan we had options for 108,337 shares outstanding.

Unregistered Sales of Securities
We had no unregistered sales of our securities in 2013 not previously reported.
Issuer Repurchases
We did not repurchase any of our common stock in 2013, other than in connection with the forfeiture of common stock by holders of restricted stock awards in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock awards.

STOCK PERFORMANCE GRAPHS
We have historically used the Center for Research in Security Prices (CRSP) Nasdaq Stock Market (U.S. companies) Index and the CRSP Nasdaq Computer Manufacturer Stocks Index for our performance graphs but as a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will use comparable indexes provided by NASDAQ OMX Global Indexes. The historically used indexes will be replaced by the Nasdaq US Benchmark TR Index and the ICB: 9572 Computer Hardware Index going forward. Two historical performance graphs are provided below. The first graph provides a comparison using the CRSP index data, which we have used historically, and the second graph provides a comparison using the NASDAQ OMX Global Indexes data, which we plan to use in future disclosures of this nature.
The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the CRSP Nasdaq Stock Market (U.S. companies) Index and the CRSP Nasdaq Computer Manufacturer Stocks Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2008, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX AND THE NASDAQ
COMPUTER MANUFACTURER STOCKS INDEX THROUGH DECEMBER 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Cray Inc.	100.0	308.7	344.7	311.1	766.8	1,320.2
Nasdaq Stock Market (U.S.)	100.0	143.7	170.2	171.1	202.4	281.9
Nasdaq Computer Manufacturer Stocks	100.0	219.6	313.5	367.8	467.5	538.6

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the NASDAQ OMX Global Indexes Nasdaq US Benchmark TR Index and the NASDAQ OMX Global Indexes ICB: 9572 Computer Hardware Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2008, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ US BENCHMARK TR INDEX AND THE ICB: 9572
COMPUTER HARDWARE INDEX THROUGH DECEMBER 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Cray Inc.	100.0	308.7	344.7	311.1	766.8	1,320.2
Nasdaq US Benchmark TR Index	100.0	129.3	151.9	152.4	177.5	236.9
ICB: 9572 Computer Hardware	100.0	187.9	232.2	243.4	291.8	343.3

Item 6.    Selected Consolidated Financial Data
The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except for per share data)
Operating Data:
Product revenue	$436,330	$353,767	$155,561	$239,085	$199,114
Service revenue	89,419	67,291	80,485	80,303	84,933
Total revenue	525,749	421,058	236,046	319,388	284,047
Cost of product revenue	298,244	231,237	101,000	155,027	130,444
Cost of service revenue	43,179	38,643	40,680	54,404	47,719
Total cost of revenue	341,423	269,880	141,680	209,431	178,163
Gross profit	184,326	151,178	94,366	109,957	105,884
Research and development, net	87,728	64,303	49,452	43,618	62,947
Sales and marketing	51,345	37,180	26,134	31,085	26,601
General and administrative	23,603	20,707	15,840	17,767	16,579
Restructuring	—	—	1,783	—	—
Operating expenses	162,676	122,190	93,209	92,470	106,127
Net gain on sale of interconnect hardware development program	—	139,068	—	—	—
Income (loss) from operations	21,650	168,056	1,157	17,487	(243)
Other income (expense), net	(1,378)	472	(989)	(766)	(430)
Interest income (expense), net	757	204	(33)	219	(805)
Income (loss) before income taxes	21,029	168,732	135	16,940	(1,478)
Benefit (provision) for income taxes	11,194	(7,491)	14,194	(1,878)	874
Net income (loss)	$32,223	$161,241	$14,329	$15,062	$(604)
Net income (loss) per common share:
Basic	$0.85	$4.42	$0.41	$0.44	$(0.02)
Diluted	$0.81	$4.27	$0.40	$0.43	$(0.02)
Weighted average outstanding shares:
Basic	37,832	36,509	35,122	34,313	33,559
Diluted	39,776	37,789	36,072	35,278	33,559
Cash Flow Data:
Cash provided by (used in):
Operating activities	$(87,350)	$156,892	$(3,823)	$(49,164)	$66,684
Investing activities	27,211	37,694	(4,779)	500	(7,682)
Financing activities	(93)	7,827	1,462	933	(27,209)
Depreciation and amortization	14,242	8,652	8,601	9,431	8,454
Purchases of property and equipment	13,136	10,843	4,916	3,736	7,581
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$220,449	$323,205	$54,187	$61,295	$113,178
Working capital	334,928	283,352	137,733	125,377	98,759
Total assets	603,366	510,314	283,099	260,628	223,660
Shareholders’ equity	375,587	340,546	166,814	145,821	124,163

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
Overview and Executive Summary
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC market, primarily categories of systems commonly known as supercomputers, and provide storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems to our customers, which include government agencies, government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the “big data” (including storage and analytics) market. We provide customer-focused solutions based on two models. Firstly, we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale. Secondly, we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our current strategy is to gain market share in the high-end supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data” and custom-engineered solutions.
Summary of 2013 Results
Revenue increased by $104.7 million to $525.7 million in 2013 compared to 2012. Product revenue increased by $82.6 million and service revenue increased by $22.1 million over the same period. The increase in product revenue was principally the result of the market momentum generated by our new Cray XC30 system and revenue from our new CCS business unit that had a full year of results after our acquisition of Appro in November 2012. Service revenue increased due to higher maintenance revenue generated from our larger installed base of systems.
Product gross profit margin decreased from 35% in 2012 to 32% in 2013. The product gross profit margin was impacted by higher than anticipated costs on the second phase of the upgrade at Oak Ridge National Laboratory, fluctuations in foreign currency rates and lower margins on our CCS cluster supercomputers which now comprise a much larger portion of product revenues. Gross profit margin from services increased from 43% in 2012 to 52% in 2013 due to higher maintenance revenue from our larger installed system base where expense growth was slower and benefited from economies in cost structure and lower variable incentive compensation.
We recorded income from operations of $21.7 million in 2013 compared to income from operations of $168.1 million in 2012. The decrease in net income from operations was primarily attributable to a $139.1 million gain on the sale of our interconnect hardware development program to Intel in 2012 and an increase in operating expenses of $40.5 million in 2013. This was partially offset by an increase in gross profit of $33.1 million in 2013. Operating expenses increased principally due to additional investments in research and development activities, particularly in big data analytics, lower research and development reimbursements and increased average headcount in all areas to help generate increased revenue and support investments in the business.
Net income decreased from $161.2 million in 2012 to $32.2 million in 2013 due to the decrease in operating income discussed above, partially offset by an increase in income tax benefit of $18.7 million.
Net cash used in operations during 2013 was $87.4 million, as compared to net cash provided by operations of $156.9 million in 2012. The decrease in net cash provided by operations was principally due to lower net income and the timing of collections from customers, particularly as it relates to revenue that was recognized in the fourth quarter of each fiscal year.

Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing much faster than computational needs;

•	Technology innovations in storage allowing for faster data access such as NVRAM and SSDs;

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increasing use of analytics technologies (Hadoop and Graph) in both the HPC and big data markets;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software; and

•	Cloud computing for cost-effective computing on loosely-coupled HPC applications.
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
In the market for the largest, and most scalable systems, those often costing significantly in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We augment standard microprocessors with other processor types, such as graphics processing units and field programmable gate arrays, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies and customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “big data” analytics.
In storage, Cray is now developing and delivering high value products for the high performance storage and data archiving markets.
In analytics, Cray is developing and delivering high performance graph analytics and Hadoop solutions. These solutions compete with open source software, running on commodity cluster systems.  Although these systems have low acquisition costs, the total cost of ownership, or TCO, is driven up by management, power and efficiency challenges. We concentrate our efforts on developing solutions that minimize the TCO, while delivering unmatched time-to-solution, a key driver for many of our data analytics customers.
We have also expanded our addressable market with the acquisition of Appro in 2012. Appro, now operated as CCS, provides cluster systems and solutions to the HPC market that allows us to offer a flexible platform to incorporate best of breed components to allow customers to optimize the system to fit their unique requirements.

Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed elsewhere in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. Product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and the addition of the CS300 cluster system, along with longer-term product roadmap are efforts to increase product revenue. We are increasing our business and product development efforts in high performance storage and data management and big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Our product gross profit margin was 32% in 2013 and 35% in 2012. The new cluster systems products typically have lower gross margins than our other products, which is somewhat offset by lower operating costs. Service gross profit margin increased from 43% in 2012 to 52% in 2013 due to the growth of maintenance revenue resulting from our larger installed system base compared to slower growing service costs. Total gross profit margin decreased from 36% in 2012 to 35% in 2013.
Operating expenses.    Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating costs increased as we made significant investments in research and development and sales and marketing to support the growth in 2013 and position for growth in the future.
Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Cash receipts generally lag customer acceptances and, because we had a number of large customer acceptances in the fourth quarter of 2013, we anticipate significant cash receipts in the first quarter of 2014.

Results of Operations
Revenue and Gross Profit
Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2013	2012	2011
Product revenue	$436,330	$353,767	$155,561
Less: Cost of product revenue	298,244	231,237	101,000
Product gross profit	$138,086	$122,530	$54,561
Product gross profit percentage	32%	35%	35%

Service revenue	$89,419	$67,291	$80,485
Less: Cost of service revenue	43,179	38,643	40,680
Service gross profit	$46,240	$28,648	$39,805
Service gross profit percentage	52%	43%	49%

Total revenue	$525,749	$421,058	$236,046
Less: Total cost of revenue	341,423	269,880	141,680
Total gross profit	$184,326	$151,178	$94,366
Total gross profit percentage	35%	36%	40%
Product Revenue
Product revenue in 2013 increased $82.6 million, or 23%, over 2012 principally as the result of the strong acceptance in the market of the Cray XC30 and revenue from our new CCS business unit resulting from the acquisition of Appro International, Inc. in November 2012. Additionally, revenue from our Storage and Data Management business unit increased 27% to $63.9 million in 2013 from $50.2 million in 2012.
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
Service Revenue
Service revenue for 2013 increased $22.1 million from 2012, or 33%. About 70% of the increase resulted from maintenance and support growth due to our larger installed system base. Revenue from engineering service revenue also increased in 2013.
Service revenue for 2012 decreased $13.2 million from 2011. Service revenue decreased in part due to an additional $6.2 million in revenue recorded on a Custom Engineering contract in 2011, as revenue was recognized on the cash basis as our ability to collect payment was not reasonably assured in 2010.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue for 2013 increased by $67.0 million compared to 2012 driven by significantly higher product revenue. Product gross profit percentage was 32% in 2013 and 35% in 2012. The 2013 product gross profit margin was impacted by higher than anticipated costs on the second phase of the upgrade at Oak Ridge National Laboratory, aggressive pricing, fluctuations in foreign currency rates and lower margins on our CCS cluster supercomputers that were impacted by $3 million in amortization and other acquisition adjustments.
Cost of product revenue for 2012 increased by $130.2 million compared to 2011 driven by significantly higher product revenue. Product gross profit percentage was 35% in 2012 and 2011.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased $4.5 million and service gross profit margin increased by nine percentage points to 52% in 2013 compared to 2012. The service gross profit margin increased due to higher maintenance revenue from our larger installed system base where expense growth was slower and benefited from economies in cost structure.

Cost of service revenue decreased $2.0 million and service gross profit margin decreased by six percentage points to 43% in 2012 compared to 2011. Gross profit margin from services was lower in 2012 compared to 2011 due to an additional $6.2 million in revenue in 2011 recorded on a Custom Engineering contract where revenue was being recorded on a cash basis, and the associated costs were recorded in prior periods, as our ability to collect payment was not reasonably assured, as well as $2.1 million in higher incentive compensation in 2012.
Operating Expenses
Research and Development
Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2013	2012	2011
Gross research and development expenses	$92,469	$86,305	$76,993
Less: Amounts included in cost of revenue	(3,741)	(1,080)	(410)
Less: Reimbursed research and development (excludes amounts in revenue)	(1,000)	(20,922)	(27,131)
Net research and development expenses	$87,728	$64,303	$49,452
Percentage of total revenue	17%	15%	21%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted expenses.
In 2013, gross research and development expenses increased $6.2 million from 2012 levels primarily due to increased investments in the development of new products for our new initiatives, principally big data analytics. Reimbursed research and development decreased $19.9 million in 2013 compared to 2012 primarily due to the completion of the DARPA HPCS Phase III project in 2012.
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
Other Operating Expenses
Our sales and marketing, general and administrative and restructuring expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2013	2012	2011
Sales and marketing	$51,345	$37,180	$26,134
Percentage of total revenue	10%	9%	11%
General and administrative	$23,603	$20,707	$15,840
Percentage of total revenue	4%	5%	7%
Restructuring	—	—	1,783
Percentage of total revenue	—	—	1%
Sales and Marketing.    The $14.2 million increase in sales and marketing expenses in 2013 compared to 2012 was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force and as a result of our acquisition of Appro.
The $11.0 million increase in sales and marketing expenses in 2012 compared to 2011 was due to higher headcount and $4.5 million in additional incentive-based compensation and commissions.
General and Administrative.    The $2.9 million increase in general and administrative expenses in 2013 compared to 2012 was partly due to increased employee-related expenses, including the addition of employees related to our acquisition of Appro. This was partially offset by lower incentive-based compensation.

The $4.9 million increase in general and administrative expenses in 2012 compared to 2011 was partly due to $2.5 million higher incentive-based compensation and $0.9 million of costs incurred for the Appro acquisition.
Restructuring.    Restructuring expenses in 2011 were primarily due to the elimination of positions as a result of our workforce rebalancing.
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
Other Income (Expense), Net
We recorded $1.4 million of net other expense, $0.5 million of net other income and $1.0 million of net other expense for the years ended December 31, 2013, 2012 and 2011, respectively, principally due to foreign exchange transaction gains and losses.
Interest Income (Expense), Net
Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income	$894	$397	$229
Interest expense	(137)	(193)	(262)
Net interest income (expense)	$757	$204	$(33)
Interest income in 2013 increased as compared to 2012 due to higher average invested balances. Interest income in 2012 increased as compared to 2011 due to higher average invested balances. Interest expense decreased modestly in 2013 as a result of changes in our credit arrangements. Interest expense decreased modestly in 2012 as a result of changes in our credit arrangements.
Taxes
We recorded income tax benefit (expense) for the years ended December 31 as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income before income taxes	$21,029	$168,732	$135
Tax benefit (expense)	11,194	(7,491)	14,194
Net income	$32,223	$161,241	$14,329
Effective tax rate	53%	(4)%	10,514%
The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective income tax rate of 53% for the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against our U.S. deferred tax assets. The primary reason for the difference between the federal statutory rate and our effective income tax rate for the year ended December 31, 2012 was that the gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of restructuring a subsidiary, resulted in our ability to experience a relatively small tax consequence from the sale. The tax benefit recorded by us during the year ended December 31, 2011 was primarily attributable to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against our U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company's German subsidiary.
During the year ended December 31, 2013, we reduced the valuation allowance held against our deferred tax assets by $13.5 million due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years. We consider our actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on our future assessment of all available evidence in support of the likelihood of realization of our deferred tax assets. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of our valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.
We generated more income from operations in the United States in 2012 and 2013 than anticipated when initially forecasting those amounts in connection with determining our valuation allowance for deferred income taxes. In 2011 we generated almost no income, while anticipating higher income. We currently forecast that we will generate income from operations in 2014 and in the next few years.  Our current forecasts are based upon a number of critical assumptions which include, but are not limited to, customer demand for our products and services, success of our growth initiatives and our relationship with key supply chain partners. Historically, our ability to forecast results significantly into the future has been severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.   If our actual income exceeds our current forecasts in 2014 and if the forecasts for future periods continue to improve over time as they did in 2012 and 2013, we will again be required to reduce substantial amounts of the remaining valuation allowance held against our U.S. deferred tax assets.
As of December 31, 2013, we had federal income tax net operating loss carryforwards of approximately $129.4 million that will expire between 2019 through 2031, if not utilized.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of high performance computer and storage systems and related services. We typically have a relatively small number of significant contracts that make up the majority of total revenue. The material changes in certain of our balance sheet accounts were due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
Total cash and investments decreased from $323.2 million at December 31, 2012 to $220.4 million at December 31, 2013. At the end of 2012, we were able to collect the vast majority of outstanding receivables and ended the year with only $13.4 million in accounts and other receivables. At the end of 2013, our accounts and other receivables balance was $182.5 million. We anticipate that cash will increase in Q1 of 2014 as we collect on outstanding accounts receivable for systems accepted at the end of the fourth quarter of 2013.
As of December 31, 2013, we had $13.8 million in long-term restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
As of December 31, 2013, we had working capital of $334.9 million compared to $283.4 million as of December 31, 2012.
Cash flow information for the years ended December 31 included the following (in thousands):

	2013	2012	2011
Operating Activities	$(87,350)	$156,892	$(3,823)
Investing Activities	27,211	37,694	(4,779)
Financing Activities	(93)	7,827	1,462
Operating Activities.    Net cash used in operating activities in 2013 was $87.4 million and net cash provided by operating activities in 2012 was $156.9 million. Net cash used in operating activities in 2011 was $3.8 million. For the year ended December 31, 2013, cash used in operating activities was principally the result of significant increases in accounts receivables. For the year ended December 31, 2012, cash provided by operating activities was principally the result of significant decreases in accounts receivable and increases in deferred revenue. For the year ended December 31, 2011, cash used in operating activities was principally the result of a significant increase in inventory partially offset by a decrease in accounts receivable.
Investing Activities.    Net cash provided by investing activities was $27.2 million in 2013 and $37.7 million in 2012. Net cash used in investing activities was $4.8 million in 2011. For the year ended December 31, 2013, cash provided by investing activities was principally due to sales and maturities of investments of $139.3 million, partially offset by purchases of investments of $85.2 million. Capital expenditures for property and equipment increased to $13.1 million compared to $10.8 million in 2012. For the year ended December 31, 2012, net cash provided by investing activities was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs, partially offset by purchases of investments of $70.2 million and the acquisition of Appro of $24.2 million, net of cash acquired. For the year ended December 31, 2011, net cash used in investing activities was principally the result of purchases of property and equipment.

Financing Activities.    Net cash used in financing activities in 2013 was $0.1 million. Net cash provided by financing activities was $7.8 million and $1.5 million in 2012 and 2011, respectively. Net cash used in financing activities in 2013 resulted primarily from cash received from the issuance of common stock from exercises of options and from the issuance of stock through our employee stock purchase plan, offset by payments of statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards. Net cash provided by financing activities in 2012 and 2011 was due primarily to proceeds from stock option exercises as a consequence of a significant increase in our average stock price and stock purchases from our employee stock purchase plan.
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
The following table summarizes our contractual cash obligations as of December 31, 2013 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$4,510	$4,268	$242	$—	$—
Operating leases	17,917	4,120	7,243	4,525	2,029
Total contractual cash obligations	$22,427	$8,388	$7,485	$4,525	$2,029
As of December 31, 2013, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2014. As of December 31, 2013, we also had a $10.0 million letter of credit facility with Silicon Valley Bank.  The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit.  This facility has a maturity date of October 17, 2014. We made no draws and had no outstanding borrowings on any lines of credit as of December 31, 2013.
As of December 31, 2013, we had $32.7 million in outstanding letters of credit and $13.8 million in long-term restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2013, we incurred $9.3 million  for such arrangements.
At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, other service contracts, and our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. We expect our cash resources to be adequate for at least the next twelve months.
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
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, estimated warranty liability, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
As of December 31, 2013, we had approximately $106.2 million of net deferred tax assets, against which we provided a $77.8 million valuation allowance, resulting in a net deferred tax asset of $28.4 million. During the year ended December 31, 2013 the Company reduced the valuation allowance held against our deferred tax assets by $13.5 million due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
We grant performance vesting restricted shares to certain employees as one of the ways to create targeted incentives and align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recorded when vesting is deemed to be probable.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income, or ASU 2013-02. The guidance in ASU 2013-02 requires entities to disclose additional information about reclassification adjustments and significant items reclassified out of accumulated other comprehensive income by component and by respective line items of net income (loss). ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and have included all disclosure required by ASU 2013-02.

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
Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of December 31, 2013, we had entered into forward exchange contracts that hedge approximately $151.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of December 31, 2013, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $2.2 million. We do not hold or purchase any currency forward exchange contracts for trading purposes.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 13, 2014

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is contained in part in the sections captioned “Our Common Stock Ownership,” “The Board of Directors,” “Executive Officers” and “Proposal 1: To Elect Eight Directors for One-Year Terms” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 12, 2014, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the section captioned “The Board of Directors — Compensation of Directors” and “Compensation of the Executive Officers” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 12, 2014, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is contained in part in the section captioned “Our Common Stock Ownership” in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 12, 2014, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the sections captioned “The Board of Directors — Independence” and “Transactions With Related Persons” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 12, 2014, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the section captioned “Proposal 2: To Ratify the Appointment of Peterson Sullivan LLP as Our Independent Auditors” of the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 12, 2014, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.
Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
The Exhibits listed in the Exhibit Index, which appear immediately following the signature page and are incorporated herein by reference, are filed as part of this annual report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 13, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 13, 2014.

Signature	Title

By /s/ PETER J. UNGARO	Chief Executive Officer, President and Director
Peter J. Ungaro	(Principal Executive Officer)

By /s/ BRIAN C. HENRY	Chief Financial Officer and Executive Vice President
Brian C. Henry	(Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD	Chief Accounting Officer, Controller and Vice President
Charles D. Fairchild	(Principal Accounting Officer)

By /s/ PRITHVIRAJ BANJEREE	Director
Prithviraj Banjeree

By /s/ JOHN B. JONES, JR.	Director
John B. Jones, Jr.

By /s/ STEPHEN C. KIELY	Director
Stephen C. Kiely

By /s/ FRANK L. LEDERMAN	Director
Frank L. Lederman

By /s/ SALLY G. NARODICK	Director
Sally G. Narodick

By /s/ DANIEL C. REGIS	Director
Daniel C. Regis

By /s/ STEPHEN C. RICHARDS	Director
Stephen C. Richards

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
2.1	Asset Purchase Agreement between Intel Corporation and the Company, dated April 24, 2012	8-K	000-26820	04/25/12	2.1
2.2	Agreement and Plan of Merger by and among Astro Acquisition Corp., Appro International, Inc., the Shareholders' Agent and the Company, dated November 8, 2012	8-K	000-26820	11/09/12	2.1
3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3
3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1
3.3	First Amendment to Amended and Restated Bylaws	8-K	000-26820	04/19/12	3.1
10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1
10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2
10.2*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28
10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A
10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B
10.5*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B
10.6*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A
10.7*	2013 Equity Incentive Plan	DEF 14A	000-26820	04/24/13	A
10.8*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32
10.9*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33
10.10*	Form of Employee Restricted Stock Agreement	10-K	000-26820	03/09/07	10.11
10.11*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1
10.12*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	07/03/13	99.1
10.13*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	07/03/13	99.2
10.14*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1
10.15*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005	8-K	000-26820	05/09/05	10.1
10.16*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1
10.17*	Offer Letter between the Company and Arvind Parthasarathi, dated January 13, 2012	10-Q	000-26820	04/26/12	10.1
10.18*	Offer Letter between the Company and William C. Blake, dated March 26, 2012	10-Q	000-26820	04/26/12	10.2
10.19*	Form of Management Retention Agreement entered into with executive officers prior to September 27, 2011 (including Annex A-1 and Annex A-2 applicable only to Peter J. Ungaro and Brian C. Henry)	8-K	000-26820	12/22/08	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.20*	Form of Management Retention Agreement entered into with executive officers from September 27, 2011 forward					X
10.21*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1
10.22*	2013 Executive Bonus Plan					X
10.23*	Summary sheet setting forth amended compensation arrangements for non-employee Directors					X
10.24*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1
10.25	Lease Agreement between 900 Fourth Avenue Property LLC and the Company, dated as of August 11, 2008	8-K	000-26820	08/29/08	10.1
10.26	Development Building and Conference Center Lease Agreement between Northern Lights Semiconductor Corporation and the Company, dated as of February 1, 2008	8-K	000-26820	02/01/08	10.1
10.27	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1
10.28	Technology Agreement between Silicon Graphics, Inc. and the Company, effective as of March 31, 2000	10-Q	000-26820	05/15/00	10.3
10.29	Amendment No. 2 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March 30, 2007	10-Q	000-26820	08/07/07	10.1
10.30	Amendment No. 3 to the Technology Agreement between Silicon Graphics, Inc. and the Company, dated as of March, 28, 2008	8-K	000-26820	04/08/08	10.1
10.31	Intellectual Property Agreement between Intel Corporation and the Company, dated May 2, 2012	8-K	000-26820	05/03/12	10.1
10.32	Loan and Security Agreement between Silicon Valley Bank and the Company, dated September 13, 2010	8-K	000-26820	09/17/10	10.1
10.33	Amendment No. 1 to Loan and Security Agreement between Silicon Valley Bank and the Company, dated June 21, 2011	10-K	000-26820	02/27/12	10.48
10.34	Restated Credit Agreement between Wells Fargo Bank, National Association and the Company, dated October 1, 2012	10-Q	000-26820	11/9/12	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.35	First Amendment to Restated Credit Agreement between Wells Fargo Bank, National Association and the Company, dated October 15, 2013					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$192,633	$253,065
Short-term investments	14,048	52,563
Accounts and other receivables, net	182,527	13,440
Inventory	95,129	89,796
Prepaid expenses and other current assets	20,999	11,823
Total current assets	505,336	420,687
Long-term restricted cash	13,768	—
Long-term investments	—	17,577
Property and equipment, net	30,278	25,543
Service inventory, net	1,828	1,490
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	6,362	7,981
Deferred tax asset	19,206	10,041
Other non-current assets	12,406	12,813
TOTAL ASSETS	$603,366	$510,314
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,225	$34,732
Accrued payroll and related expenses	22,470	25,927
Other accrued liabilities	22,225	8,616
Deferred revenue	91,488	68,060
Total current liabilities	170,408	137,335
Long-term deferred revenue	50,477	29,254
Other non-current liabilities	6,894	3,179
TOTAL LIABILITIES	227,779	169,768
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,469,854 and 39,435,215 shares, respectively	586,243	577,938
Accumulated other comprehensive income	853	5,181
Accumulated deficit	(211,509)	(242,573)
TOTAL SHAREHOLDERS’ EQUITY	375,587	340,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,366	$510,314
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product	$436,330	$353,767	$155,561
Service	89,419	67,291	80,485
Total revenue	525,749	421,058	236,046
Cost of revenue:
Cost of product revenue	298,244	231,237	101,000
Cost of service revenue	43,179	38,643	40,680
Total cost of revenue	341,423	269,880	141,680
Gross profit	184,326	151,178	94,366
Operating expenses:
Research and development, net	87,728	64,303	49,452
Sales and marketing	51,345	37,180	26,134
General and administrative	23,603	20,707	15,840
Restructuring	—	—	1,783
Total operating expenses	162,676	122,190	93,209
Net gain on sale of interconnect hardware development program	—	139,068	—
Income from operations	21,650	168,056	1,157
Other income (expense), net	(1,378)	472	(989)
Interest income (expense), net	757	204	(33)
Income before income taxes	21,029	168,732	135
Income tax benefit (expense)	11,194	(7,491)	14,194
Net income	$32,223	$161,241	$14,329
Basic net income per common share	$0.85	$4.42	$0.41
Diluted net income per common share	$0.81	$4.27	$0.40
Basic weighted average shares outstanding	37,832	36,509	35,122
Diluted weighted average shares outstanding	39,776	37,789	36,072

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$32,223	$161,241	$14,329
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	46	(46)	—
Foreign currency translation adjustments	(1,044)	(43)	785
Unrealized gain (loss) on cash flow hedges	(4,292)	(824)	1,055
Reclassification adjustments on cash flow hedges included in net income	962	(386)	(266)
Other comprehensive income (loss)	(4,328)	(1,299)	1,574
Comprehensive income	$27,895	$159,942	$15,903
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, December 31, 2010	36,068	$559,058	$4,906	$(418,143)	$145,821
Issuance of shares under employee stock purchase plan	65	372			372
Exercise of stock options	248	1,090			1,090
Restricted shares issued for compensation, net of forfeitures	382	—			—
Share-based compensation	—	3,628			3,628
Other comprehensive income			1,574		1,574
Net income				14,329	14,329
BALANCE, December 31, 2011	36,763	$564,148	$6,480	$(403,814)	$166,814

Issuance of shares under employee stock purchase plan	38	397			397
Exercise of stock options	1,346	7,430			7,430
Restricted shares issued for compensation, net of forfeitures	1,288	—			—
Share-based compensation	—	5,963			5,963
Other comprehensive loss			(1,299)		(1,299)
Net income				161,241	161,241
BALANCE, December 31, 2012	39,435	$577,938	$5,181	$(242,573)	$340,546

Issuance of shares under employee stock purchase plan	25	517			517
Exercise of stock options	495	3,161			3,161
Restricted shares issued for compensation, net of forfeitures and taxes	515	(2,612)		(1,159)	(3,771)
Share-based compensation	—	7,239			7,239
Other comprehensive loss			(4,328)		(4,328)
Net income				32,223	32,223
BALANCE, December 31, 2013	40,470	$586,243	$853	$(211,509)	$375,587
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$32,223	$161,241	$14,329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,242	8,652	8,601
Accretion and amortization on available for sale investments	1,977	—	—
Loss on disposal of fixed assets	42	128	503
Net gain on sale of interconnect hardware development program	—	(139,068)	—
Share-based compensation expense	7,239	5,963	3,628
Inventory write-down	917	2,329	—
Deferred income taxes	(13,175)	3,020	(14,396)
Cash (used in) provided by operations due to changes in operating assets and liabilities:
Accounts and other receivables	(169,753)	60,744	34,180
Inventory	(10,780)	7,004	(50,950)
Prepaid expenses and other assets	(2,670)	1,763	(2,275)
Accounts payable	(509)	(6,489)	18,099
Accrued payroll and related expenses and other accrued liabilities	4,721	15,202	(9,493)
Other non-current liabilities	3,701	492	(71)
Deferred revenue	44,475	35,911	(5,978)
Net cash (used in) provided by operating activities	(87,350)	156,892	(3,823)
Investing activities:
Sales and maturities of available-for-sale investments	139,277	—	—
Purchases of available-for-sale investments	(85,162)	(70,218)	—
Change in restricted cash	(13,768)	3,776	137
Proceeds from the sale of interconnect hardware development program, net	—	139,225	—
Cash used in acquisition, net of cash acquired	—	(24,246)	—
Purchases of property and equipment	(13,136)	(10,843)	(4,916)
Net cash provided by (used in) investing activities	27,211	37,694	(4,779)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	517	397	372
Purchase of employee restricted shares to fund related statutory withholding	(3,771)	—	—
Proceeds from exercise of options	3,161	7,430	1,090
Net cash (used in) provided by financing activities	(93)	7,827	1,462
Effect of foreign exchange rate changes on cash and cash equivalents	(200)	241	170
Net (decrease) increase in cash and cash equivalents	(60,432)	202,654	(6,970)
Cash and cash equivalents:
Beginning of period	253,065	50,411	57,381
End of period	$192,633	$253,065	$50,411
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$90	$98
Cash paid for income taxes	2,611	2,804	1,495
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$4,530	$6,278	$2,310
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS
Cray Inc., or Cray, or the Company, designs, develops, manufactures, markets and services the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provides storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems. Cray’s supercomputer systems address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include government agencies, government-funded entities, academic institutions and commercial entities.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2013, the Company had $13.8 million in long-term restricted cash associated with certain letters of credit outstanding to secure customer prepayments. The Company had no restricted cash balances as of December 31, 2012.
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
The Company monitors its investment portfolio for impairment on a periodic basis. When the carrying value of an investment in debt securities exceeds its fair value and the decline in value is determined to be an other-than-temporary decline, and when the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt securities prior to recovery of its amortized cost basis, the Company records an impairment charge in the amount of the credit loss and the balance, if any, to other comprehensive income (loss).
Investments that mature between three months and one year from the purchase date are initially classified as short-term investments in the Consolidated Balance Sheet. Investments that mature beyond one year from the purchase date are initially classified as long-term investments in the Consolidated Balance Sheet.

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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, long-term restricted cash and forward foreign currency exchange contracts.
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
The Company currently derives a significant portion of its revenue from sales of products and services to different agencies of the U.S. government or commercial customers primarily serving various agencies of the U.S. government. See Note 18 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.
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
Accounts Receivable
Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from government research and development contracts. The Company provides an allowance for doubtful accounts based on an evaluation of customer past due account balances. In determining whether to record an allowance for a specific customer, the Company considers a number of factors, including prior payment history and financial information for the customer.

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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Goodwill
Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The goodwill impairment test consists of a two-step process, if necessary. However, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the two-step process.
In step one, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
The Company performed its qualitative assessment during the fourth fiscal quarter of 2013 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the two-step impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the HPC and big data markets, recent and forecasted financial performance and the price of the Company's common stock.

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. The Company uses estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. During the

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

measurement period, which may be up to one year from the acquisition date, any refinements made to the fair value of the assets and liabilities assumed are recorded with retrospective effect.
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company's statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Foreign Currency Translation
The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations. Net transaction losses were $1.3 million, $0.1 million, and $1.3 million for 2013, 2012, and 2011, respectively.
Research and Development
Research and development expenses include costs incurred in the development and production of hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve development processes, and costs related to future product development. Research and development costs are expensed as incurred, and may be offset

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

by co-funding from third parties. The Company may also enter into arrangements whereby it makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. Due to the amendment, the Company received a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. The Company estimated the fair value of this rebate right to be $6.2 million. The Company believes the rebate right is recoverable and it has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment. As of December 31, 2013, $2.8 million in rebates remain available for use.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when the Company estimates that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, recent results of operations and expected future profitability. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets.
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
As of December 31, 2013, the Company had approximately $106.2 million of net deferred tax assets, against which the Company provided a $77.8 million valuation allowance, resulting in a net deferred tax asset of $28.4 million. During the year ended December 31, 2013 the Company reduced the valuation allowance held against its deferred tax assets by $13.5 million due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The Company continues to provide a partial valuation allowance against its U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.
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
The fair value of restricted stock and restricted stock units is determined based on the number of shares or units granted and the quoted price of the Company's common stock at the date of grant.
The Company grants performance vesting restricted shares to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recorded when vesting is deemed to be probable.
Shipping and Handling Costs
Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.
Advertising Costs
Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $2.2 million, $1.2 million, and $0.6 million in 2013, 2012, and 2011, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
Earnings Per Share, or EPS
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method. For the years ended December 31, 2013, 2012 and 2011, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.9 million, 1.3 million, and 0.9 million, respectively. Potentially dilutive shares of 0.5 million, 0.4 million, and 2.2 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2013, 2012 and 2011, respectively, because they are antidilutive.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2013	2012	2011
Accumulated unrealized net loss on available-for-sale investments	$—	$(46)	$—
Accumulated currency translation adjustments	3,257	4,301	4,344
Accumulated unrealized net gain (loss) on cash flow hedges	(2,404)	926	2,136
Accumulated other comprehensive income	$853	$5,181	$6,480

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Comprehensive Income, or ASU 2013-02. The guidance in ASU 2013-02 requires entities to disclose additional information about reclassification adjustments and significant items reclassified out of accumulated other comprehensive income by component and by respective line items of net

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company utilized a third-party appraisal in its determination of the fair value of the various assets acquired and liabilities assumed. The fair value of the acquired assets, net of assumed liabilities, equals the $24.9 million cash consideration paid by the Company. No measurement period adjustments were required.
The following are the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$635
Inventories	7,526
Other tangible assets	5,702
Deferred revenue	(2,400)
Accounts payable	(2,918)
Deferred tax liabilities	(3,685)
Other liabilities assumed	(2,061)
Net tangible assets	2,799

Trademarks	300
Developed technology	5,400
Customer relationships	1,800
Non-compete agreements	400
Goodwill	14,182
Total net assets acquired	$24,881
The fair values of the major components of the intangible assets acquired and their estimated useful lives are as follows (in thousands):

		Useful Life
Intangible Asset Class	Fair Value	(in Years)
Trademarks	$300	5
Developed technology	$5,400	3
Customer relationships	$1,800	10
Non-compete agreements	$400	2
The revenue and net loss of Appro from the Closing Date to December 31, 2012 included in the accompanying consolidated statements of operations were $0.6 million and $1.3 million , respectively.
The Company incurred acquisition-related costs (i.e., legal, accounting, valuation, and other costs) of $0.9 million during the year ended December 31, 2012. The acquisition-related costs were expensed in the accompanying Consolidated Statements of Operations for the year ended December 31, 2012.

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

The carrying amount of purchased intangibles at December 31, 2013 was as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$300	$67	$233
Developed technology	5,400	2,000	3,400
Customer relationships	1,800	200	1,600
Non-compete agreements	400	222	178
Total	$7,900	$2,489	$5,411

The carrying amount of purchased intangibles at December 31, 2012 was as follows (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$300	$7	$293
Developed technology	5,400	200	5,200
Customer relationships	1,800	20	1,780
Non-compete agreements	400	22	378
Total	$7,900	$249	$7,651

Aggregate estimated amortization expense for the years ending December 31 are as follows (in thousands):

2014	$2,218
2015	1,840
2016	240
2017	233
2018	180
$4,711
For the years ended December 31, 2013 and 2012, amortization expense related to purchased intangibles was $2.2 million and $0.2 million, respectively.

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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$206,401	$206,401	$—
Short-term investments	14,048	14,048	—
Foreign exchange forward contracts (2)	1,730	—	1,730
Assets measured at fair value at December 31, 2013	$222,179	$220,449	$1,730
Liabilities:
Foreign exchange forward contracts (3)	7,237	—	7,237
Liabilities measured at fair value at December 31, 2013	$7,237	$—	$7,237

Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$253,065	$253,065	$—
Available for sale investments (1)	70,140	70,140	—
Foreign exchange forward contracts (2)	1,101	—	1,101
Assets measured at fair value at December 31, 2012	$324,306	$323,205	$1,101
Liabilities:
Foreign exchange forward contracts (3)	651	—	651
Liabilities measured at fair value at December 31, 2012	$651	$—	$651
 _______________________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company's Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of Level 1 assets are determined through market, observable and corroborated sources. The fair values of Level 2 assets and liabilities do not have observable prices, but have inputs that are based on observable inputs, such as foreign currency exchange rates, either directly or indirectly.
Foreign Currency Derivatives
As of December 31, 2013 and 2012, the Company had outstanding forward contracts which have been designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. As of December 31, 2013, the outstanding notional amounts were approximately 36.4 million British Pounds, 53.0 million Euro, 1.2 billion Japanese Yen, 5.6 million Swiss Francs, 3.9 million Canadian Dollars and 3.2 million Singapore Dollars. As of December 31, 2012, the outstanding notional amounts were approximately 57.5 million Euro and 277.9 million Japanese Yen. As of December 31, 2013 and 2012, these contracts hedged foreign currency exposure of approximately $151.4 million and $79.3 million, respectively. The associated cash receipts are expected to be received through 2018, during which time the revenue on the associated sales contracts is expected to be recognized. As of December 31, 2013 and 2012, the fair value of outstanding forward contracts totaled a net loss of $5.5 million and a net gain of $0.5 million, respectively. As of December 31, 2013 and 2012, unrecognized losses, net of tax, of $2.4 million and unrecognized gains, net of tax, of $0.9 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.
NOTE 6 ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the years ended December 31, 2013, 2012 and 2011 (in thousands). The gross reclassification adjustments decreased product revenue for the year ended December 31, 2013 and increased product revenue for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011

Gross of Tax Reclassifications	$(1,604)	$643	$443
Net of Tax Reclassifications	$(962)	$386	$266
The following tables show the changes in Accumulated Other Comprehensive Income by component for the year ended December 31, 2013 (in thousands):

Year Ended December 31, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	$46	$(1,044)	$(3,330)	$(4,328)
Ending balance	$—	$3,257	$(2,404)	$853

Income tax associated with current-period change	$31	$27	$(2,390)	$(2,332)
NOTE 7 - INVESTMENTS

The Company's investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company's investments in available-for-sale securities as of December 31, 2013 was $14.0 million, all of which was classified as short-term. There were no accumulated unrealized gains/(losses) on available-for-sale securities as of December 31, 2013.

The carrying amount of the Company's investments in available-for-sale securities as of December 31, 2012 is shown in the table below:

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Unrealized
	Due in	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	2013	$52,650	$(87)	$52,563
Long-term available-for-sale securities	2014	17,567	10	17,577
Total		$70,217	$(77)	$70,140

As of December 31, 2013, the Company's debt securities were investment grade and carried a long-term rating of A2/A or higher.
NOTE 8    ACCOUNTS AND OTHER RECEIVABLES, NET
A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2013	2012
Trade accounts receivable	$169,417	$9,596
Unbilled receivables	9,075	415
Advance billings	2,141	278
Other receivables	2,051	3,156
	182,684	13,445
Allowance for doubtful accounts	(157)	(5)
Accounts and other receivables, net	$182,527	$13,440
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.
As of December 31, 2013 and 2012, accounts receivable included $111.9 million and $5.1 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of this amount, $0.3 million and $0.1 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2013 and 2012, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.
NOTE 9    INVENTORY
A summary of inventory follows (in thousands):

	December 31
	2013	2012
Components and subassemblies	$46,339	$21,865
Work in process	23,618	11,245
Finished goods	25,172	56,686
	$95,129	$89,796
As of December 31, 2013 and 2012, $24.8 million and $56.1 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2013, one customer accounted for $18.0 million of finished goods inventory. At December 31, 2012, two customers accounted for $35.9 million of finished goods inventory.
During 2013, the Company wrote-off $0.9 million of inventory related to the Cray XE, Cray XK and CCS product lines. During 2012, the Company wrote-off $2.3 million of inventory related to the Cray XE and Cray XK product lines. There were no inventory write-offs during 2011.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10    PROPERTY AND EQUIPMENT, NET
A summary of property and equipment follows (in thousands):

	December 31,
	2013	2012
Land	$203	$131
Buildings	17,022	13,885
Furniture and equipment	14,443	14,068
Computer equipment	91,475	80,698
Leasehold improvements	1,276	420
	124,419	109,202
Accumulated depreciation and amortization	(94,141)	(83,659)
Property and equipment, net	$30,278	$25,543
Depreciation expense on property and equipment for 2013, 2012 and 2011 was $10.9 million, $7.4 million and $7.6 million, respectively.
NOTE 11    SERVICE INVENTORY, NET
A summary of service inventory follows (in thousands):

	December 31,
	2013	2012
Service inventory	$16,613	$15,641
Accumulated depreciation	(14,785)	(14,151)
Service inventory, net	$1,828	$1,490
NOTE 12    DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31
	2013	2012
Deferred product revenue	$54,065	$36,848
Deferred service revenue	87,900	60,466
Total deferred revenue	141,965	97,314
Less long-term deferred revenue	(50,477)	(29,254)
Deferred revenue in current liabilities	$91,488	$68,060
At December 31, 2013, three customers accounted for 47% of total deferred revenue. At December 31, 2012, four customers accounted for 62% of total deferred revenue.
NOTE 13    COMMITMENTS AND CONTINGENCIES
The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2013, 2012 and 2011 of $5.3 million, $4.6 million, and $4.9 million, respectively.

Minimum contractual commitments as of December 31, 2013, were as follows (in thousands):

	Operating Leases	Development Agreements
2014	$4,120	$4,268
2015	3,596	217
2016	3,647	25
2017	2,991	—
2018	1,534	—
Thereafter	2,029	—
Minimum contractual commitments	$17,917	$4,510

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $9.3 million, $4.9 million and $4.7 million for such arrangements, respectively.
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.
NOTE 14    INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.
Most of the Company’s deferred tax assets result from net operating loss carryforwards. As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $129.4 million, of which approximately $43.0 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. Any reduction of taxes payable for stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes will be directly credited to shareholders’ equity. As of December 31, 2013, the Company had gross federal research and development tax credit carryforwards of approximately $20.1 million. The federal net operating loss carryforwards will expire from 2019 through 2031, and the research and development tax credits will expire from 2021 through 2033 if not utilized. Utilization of the Company’s federal net operating loss and research and development tax credit carryforwards generated prior to May 10, 2001 are limited under Section 382 of the Internal Revenue Code. As of December 31, 2013, the Company had approximately $11.2 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2014 to 2022.
Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$17,467	$161,592	$(2,847)
International	3,562	7,140	2,982
Total	$21,029	$168,732	$135

The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit):
Federal	$484	$1,162	$(106)
State	696	2,768	37
Foreign	801	541	271
Total current provision	1,981	4,471	202
Deferred (benefit) provision:
Federal	(13,160)	1,362	(12,935)
State	(327)	1,415	(936)
Foreign	312	243	(525)
Total deferred (benefit) provision	(13,175)	3,020	(14,396)
Total (benefit) provision for income taxes	$(11,194)	$7,491	$(14,194)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision at statutory rate	$7,360	$59,056	$47
State taxes, net of federal benefit	369	4,183	(972)
Foreign income taxes	(749)	(518)	(406)
Stock compensation adjustment	(8,419)	—	—
Deemed dividends for U.S. income tax purposes	477	2,352	338
Nondeductible expenses	208	549	242
Liquidation of subsidiary	—	(30,704)	—
Disallowed compensation	19	492	—
Research and development tax credit	(5,736)	—	(1,524)
Effect of change in valuation allowance on deferred tax assets	(4,723)	(27,919)	(11,919)
Effective income tax provision (benefit)	$(11,194)	$7,491	$(14,194)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2013	2012
Current:
Deferred Income Tax Assets
Inventory	$3,388	$5,397
Accrued compensation	460	912
Deferred revenue	12,100	6,185
Net operating loss carryforwards	5,922	3,467
Other	8,120	1,092
Gross current deferred tax assets	29,990	17,053
Valuation allowance	(20,107)	(13,970)
Current deferred tax assets	9,883	3,083
Deferred Income Tax Liabilities
Other	(688)	—
Current deferred tax liabilities	(688)	—
Net current deferred tax assets	$9,195	$3,083
Long-Term:
Deferred Income Tax Assets
Property and equipment	$328	$411
Research and experimentation credit carryforwards	23,941	18,301
Net operating loss carryforwards	47,154	59,039
Goodwill	628	912
Other	10,161	5,563
Gross long-term deferred tax assets	82,212	84,226
Valuation allowance	(57,687)	(68,547)
Long-term deferred tax assets	24,525	15,679
Deferred Income Tax Liabilities
Property and equipment	(1,905)	(1,363)
Intangible assets	(2,059)	(3,002)
Other	(1,355)	(1,273)
Long-term deferred tax liabilities	(5,319)	(5,638)
Net long-term deferred tax asset	$19,206	$10,041

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s net current deferred tax asset is included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
The Company recorded an income tax benefit of $11.2 million, income tax expense of $7.5 million and an income tax benefit of $14.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The tax benefit recorded by the Company during the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against the Company’s U.S. deferred tax assets. The primary reason for the difference between the income tax provision at the statutory rate and the Company's effective income tax provision for the year ended December 31, 2012 is that the gain from the sale of the Company's interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company's deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of a subsidiary, resulted in the Company's ability to experience a relatively small tax consequence from the sale. The tax benefit recorded by the Company during the year ended December 31, 2011 was primarily attributable to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against the Company's U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company's German subsidiary.

The partial reduction, in the amount of $13.5 million, of the valuation allowance held against the Company’s U.S. deferred tax assets during the year ended December 31, 2013 was due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets.

During the year ended December 31, 2012 the Company reduced the valuation allowance held against its deferred tax assets by $18.4 million as a result of the sale of the Company's interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company's deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years.

The tax benefit recorded by the Company during the year ended December 31, 2011 was primarily attributable to a partial reduction, in the amount of $13.9 million, of the valuation allowance held against the Company’s U.S. deferred tax assets and the complete reduction, in the amount of $0.8 million, of the valuation allowance held against the deferred tax assets of the Company’s German subsidiary.
The assessment of the Company's ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company considers its actual results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether or not to establish or reduce a valuation allowance on deferred tax assets and believes that its ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which it operates. The Company's conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company's future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Consolidated Statement of Operations when that occurs.
The Company generated more income from operations in the United States in 2012 and 2013 than anticipated when initially forecasting those amounts in connection with determining its valuation allowance for deferred income taxes. In 2011 the Company generated almost no income, while anticipating higher income. The Company currently forecasts that it will generate income from operations in 2014 and in the next few years.  The Company’s current forecasts are based upon a number of critical assumptions which include, but are not limited to, customer demand for products and services, success of growth initiatives and relationships with key supply chain partners. Historically, the Company's ability to forecast results significantly into the future has been severely limited due to the rapid rate of technological and competitive change in the industry in which it operates.   If the Company's actual income exceeds its current forecasts in 2014 and if the forecasts for future periods continue to improve over time as they did in 2012 and 2013, the Company will again be required to reduce substantial amounts of its remaining valuation allowance held against its U.S. deferred tax assets.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The valuation allowance on deferred tax assets decreased by $4.7 million, $27.9 million and $17.5 million in 2013, 2012 and 2011, respectively. The decrease in the valuation allowance for the year ended December 31, 2013 was comprised of the partial release of the valuation allowance of $13.5 million which was principally offset by a stock compensation related adjustment of $8.4 million.
Undistributed earnings relating to the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2013, the Company’s foreign subsidiaries held cash in the amount of $30.6 million.
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2013 (in thousands):

Balance at December 31, 2010	$20
Lapse of statute of limitations	(20)
Balance at December 31, 2011	$—
Increase related to current year income tax positions	470
Balance at December 31, 2012	$470
Decrease related to prior year income tax positions	(268)
Balance at December 31, 2013	$202

The balance of unrecognized tax benefits as of December 31, 2013 was $0.2 million of tax benefits that, if recognized, would affect the effective tax rate.
The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Germany, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2008 and for periods before 2012 in Germany and the United Kingdom, respectively. With respect to the U.S. federal and various state jurisdictions the Company is no longer subject to income tax examinations with respect to periods before 2010, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.
Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2013, 2012 and 2011.
NOTE 15    CREDIT FACILITIES
As of December 31, 2013, the Company had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2014.  As of December 31, 2013, the Company had a $10.0 million letter of credit facility with Silicon Valley Bank.  This facility is unsecured and may be used only to support the issuance of letters of credit.  This facility has a maturity date of October 17, 2014. The Company made no draws and had no outstanding borrowings on any credit facilities as of December 31, 2013.
As of December 31, 2013, the Company had $32.7 million in outstanding letters of credit and $13.8 million in long-term restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
NOTE 16    SHAREHOLDERS’ EQUITY
Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.
Restricted Stock and Restricted Stock Units:    During 2013, 2012 and 2011, respectively, the Company issued an aggregate of 755,979, 1,316,447, and 513,587 shares of restricted stock, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $15.8 million, $15.8 million, and $3.1 million for 2013, 2012 and 2011, respectively. Stock compensation expense is recorded over the vesting period, which has generally been two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2013, $25.2 million

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

remains to be expensed over the remaining vesting periods of these grants. This includes $16.3 million for performance vesting restricted stock subject to performance measures which are currently not considered probable and $0.3 million for performance vesting restricted stock subject to performance measures which currently are considered probable. No compensation expense is recorded for performance vesting restricted stock subject to performance measures which are not considered probable.
As of December 31, 2012 and 2011, the Company had issued and outstanding 12,500 and 15,000 restricted stock units, respectively. There were no restricted stock units issued and outstanding as of December 31, 2013. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued.

Stock Option Plans:    As of December 31, 2013, the Company had one active equity incentive plan that provides shares available for option grants to employees, directors, executives and others. Options granted to employees under the Company’s equity incentive plan typically vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.
In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.98%	0.56%	0.67%
Expected dividend yield	—%	—%	—%
Volatility	50.45%	74.84%	74.37%
Expected life (in years)	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$8.22	$6.56	$3.34
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied for the years ended December 31, 2013, 2012 and 2011 were 10.0%, 6.6%, and 5.2%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2011	3,445,710	$6.20
Granted	476,500	6.08
Exercised	(248,271)	4.39
Canceled and forfeited	(256,019)	6.65
Outstanding at December 31, 2011	3,417,920	6.28
Granted	359,500	11.90
Exercised	(1,346,326)	5.52
Canceled and forfeited	(137,589)	11.35
Outstanding at December 31, 2012	2,293,505	7.31
Granted	346,360	20.65
Exercised	(495,221)	6.38
Canceled and forfeited	(66,575)	21.97
Outstanding at December 31, 2013	2,078,069	9.29	7.0
Exercisable at December 31, 2013	1,233,951	6.35	5.9
Available for grant at December 31, 2013	3,171,322

As of December 31, 2013, there was $37.8 million of aggregate intrinsic value of outstanding stock options, including $26.0 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2013. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $7.9 million, $7.6 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,380,491	$4.77
Granted	513,587	6.04
Forfeited	(146,677)	5.29
Vested	(444,987)	4.03
Outstanding at December 31, 2011	1,302,414	5.47
Granted	1,316,447	11.99
Forfeited	(31,771)	7.64
Vested	(384,352)	5.86
Outstanding at December 31, 2012	2,202,738	9.27
Granted	755,979	20.93
Forfeited	(75,437)	14.48
Vested	(661,580)	6.22
Outstanding at December 31, 2013	2,221,700	13.97
The total number of restricted shares outstanding as of December 31, 2013 and 2012 included 1,081,500 and 737,000 performance vesting restricted shares subject to performance conditions that are currently not considered probable of vesting, respectively. There were no performance vesting restricted shares outstanding as of December 31, 2011.
The aggregate fair value of restricted shares vested during 2013, 2012 and 2011 was $14.0 million, $4.2 million, and $2.9 million, respectively.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2013, the Company had $29.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants. This includes $16.3 million for performance vesting restricted stock subject to performance measures which are currently not considered probable and $0.3 million for performance vesting restricted stock subject to performance measures which currently are considered probable. No compensation expense is recorded for performance vesting restricted stock subject to performance measures which are not considered probable. Unrecognized compensation cost related to unvested stock options and unvested restricted stock grants considered probable of vesting is expected to be recognized over a weighted average period of 1.9 years.
Outstanding and exercisable options by price range as of December 31, 2013, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 4.00	348,488	5.3	$3.72	348,488	$3.72
$ 4.01 - $ 6.00	352,269	6.1	$5.47	296,668	$5.47
$ 6.01 - $ 8.00	564,801	6.8	$6.28	343,010	$6.40
$ 8.01 - $ 50.28	812,511	8.3	$15.42	245,785	$11.09
$ 0.00 - $ 50.28	2,078,069	7.0	$9.29	1,233,951	$6.35

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Cost of product revenue	$135	$57	$177
Cost of service revenue	229	258	369
Research and development	1,480	1,327	784
Sales and marketing	2,230	1,717	490
General and administrative	3,165	2,604	1,808
Total share-based compensation expense	$7,239	$5,963	$3,628
Employee Stock Purchase Plan (ESPP):    Under the Company’s employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2013, 2012 and 2011, 1,022,610, 998,118 and 959,784 shares, respectively, had been issued under the ESPP.
NOTE 17    BENEFIT PLANS
401(k) Plan
For the three years ended December 31, 2013, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2013, 2012 and 2011 Company match expense was $1.2 million, $1.0 million and $1.1 million, respectively.
Pension Plan
The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2013, the excess of plan assets over the projected benefit obligation of $2.6 million was $0.2 million. At December 31, 2012, the excess of plan assets over the projected benefit obligation of $2.4 million was $0.1 million. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.
NOTE 18    SEGMENT INFORMATION
The Company has the following reportable segments: HPC Systems, Maintenance and Support, and Storage and Data management. The Company's reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.
HPC Systems
HPC Systems revenue reported reflects a suite of highly advanced systems, including the Cray XC30, CS-300, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and other HPC products, which are used by single users all the way up through large research centers.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray HPC and big data systems and systems analysts to help customers achieve their mission objectives.
Storage and Data Management
Storage and Data Management revenue reported includes the Cray Sonexion and other third-party storage products,
Engineering Services and Other
Included within Engineering Services and Other is the Company's YarcData business and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2013	2012	2011
Revenue:
HPC Systems	$369,623	$298,255	$139,590
Maintenance and Support	77,842	62,244	62,386
Storage and Data Management	63,887	50,246	7,197
Engineering Services and Other	14,397	10,313	26,873
Total revenue	$525,749	$421,058	$236,046
Cost of Revenue:
HPC Systems	$259,167	$193,296	$90,686
Maintenance and Support	39,233	36,510	31,558
Storage and Data Management	38,165	35,642	6,557
Engineering Services and Other	4,858	4,432	12,879
Total cost of revenue	$341,423	$269,880	$141,680
Gross Profit:
HPC Systems	$110,456	$104,959	$48,904
Maintenance and Support	38,609	25,734	30,828
Storage and Data Management	25,722	14,604	640
Engineering Services and Other	9,539	5,881	13,994
Total gross profit	$184,326	$151,178	$94,366
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
There were no material sales between operating segments, and accordingly, no inter-segment revenue has been reported.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2013:
Product revenue	$297,583	$138,747	$436,330
Service revenue	$62,072	$27,347	$89,419
Long-lived assets	$58,910	$6,146	$65,056
For the year ended December 31, 2012:
Product revenue	$301,162	$52,605	$353,767
Service revenue	$42,359	$24,932	$67,291
Long-lived assets	$57,549	$4,460	$62,009
For the year ended December 31, 2011:
Product revenue	$95,929	$59,632	$155,561
Service revenue	$56,660	$23,825	$80,485
Long-lived assets	$28,281	$4,085	$32,366
Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from U.S. government agencies or commercial customers primarily serving the U.S. government, and therefore under its control, totaled approximately $266.1 million, $286.9 million and $127.8 million in 2013, 2012 and 2011, respectively. In 2013, two customers accounted for an aggregate of approximately 22% of total revenue. In 2012, three customers accounted for an aggregate of approximately 63% of total revenue. In 2011, two customers accounted for an aggregate of approximately 30% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2013 and 2012, no foreign country accounted for more than 10% of the Company's revenue. In 2011, revenue in Germany accounted for 12% of total revenue.
NOTE 19    RESEARCH AND DEVELOPMENT
The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	2013	2012	2011
Gross research and development expenses	$92,469	$86,305	$76,993
Less: Amounts included in cost of revenue	(3,741)	(1,080)	(410)
Less: Reimbursed research and development (excludes amounts in revenue)	(1,000)	(20,922)	(27,131)
Net research and development expenses	$87,728	$64,303	$49,452
NOTE 20    INTEREST INCOME (EXPENSE)
The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2013	2012	2011
Interest income	$894	$397	$229
Interest expense	(137)	(193)	(262)
Net interest income (expense)	$757	$204	$(33)
Interest income is earned by the Company on cash and cash equivalent and investment balances.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 21    QUARTERLY DATA (UNAUDITED)
The following table presents unaudited quarterly financial information for the two years ended December 31, 2013. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.
The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s business is driven by a few significant contracts and, as a result, the Company’s operating results are subject to very large quarterly fluctuations.
(In thousands, except per share data)

	2013				2012
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$79,547	$84,467	$54,366	$307,369	$112,307	$84,183	$35,739	$188,829
Cost of revenue	55,397	57,666	33,940	194,420	67,151	49,688	18,407	134,634
Gross profit	24,150	26,801	20,426	112,949	45,156	34,495	17,332	54,195
Research and development, net	20,226	19,968	21,555	25,979	23,750	6,893	15,483	18,177
Sales and marketing	11,143	11,550	11,480	17,172	7,873	10,233	6,495	12,579
General and administrative	5,485	5,085	4,970	8,063	5,130	4,971	3,324	7,282
Net income (loss)	(7,609)	(150)	(11,025)	51,007	4,964	147,422	(5,151)	14,006
Net income (loss) per common share, basic	$(0.20)	$—	$(0.29)	$1.33	$0.14	$4.05	$(0.14)	$0.38
Net income (loss) per common share, diluted	$(0.20)	$—	$(0.29)	$1.27	$0.13	$3.90	$(0.14)	$0.36
Net income in the second quarter of 2012 included a gain of $139.1 million from the sale of the Company's interconnect hardware development program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 13, 2014

Schedule II — Valuation and Qualifying Accounts(1)
December 31, 2013
(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$123	$(13)	$—	$110
Year ended December 31, 2012:
Allowance for doubtful accounts	$110	$(62)	$(43)	$5
Year ended December 31, 2013:
Allowance for doubtful accounts	$5	$179	$(27)	$157

(1)	The Company does not have any warranty liabilities.

(2)	Deductions represent uncollectible accounts written off, net of recoveries.