Form 10-Q
period 2014-03-31
CRAY INC
filed 2014-04-29
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 22, 2014, there were 40,691,023 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$187,691	$192,633
Restricted cash	18,100	—
Short-term investments	49,916	14,048
Accounts and other receivables, net	58,765	182,527
Inventory	118,194	95,129
Prepaid expenses and other current assets	31,722	20,999
Total current assets	464,388	505,336

Long-term restricted cash	15,100	13,768
Long-term investments	7,817	—
Property and equipment, net	30,624	30,278
Service inventory, net	1,709	1,828
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	5,764	6,362
Deferred tax assets	24,592	19,206
Other non-current assets	11,700	12,406
TOTAL ASSETS	$575,876	$603,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,833	$34,225
Accrued payroll and related expenses	10,348	22,470
Other accrued liabilities	13,709	22,225
Deferred revenue	89,553	91,488
Total current liabilities	149,443	170,408

Long-term deferred revenue	54,167	50,477
Other non-current liabilities	6,675	6,894
TOTAL LIABILITIES	210,285	227,779

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,689,605 and 40,469,854 shares, respectively	589,721	586,243
Accumulated other comprehensive income	572	853
Accumulated deficit	(224,702)	(211,509)
TOTAL SHAREHOLDERS’ EQUITY	365,591	375,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$575,876	$603,366
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	$30,015	$59,868
Service	25,095	19,679
Total revenue	55,110	79,547
Cost of revenue:
Cost of product revenue	23,972	45,570
Cost of service revenue	13,201	9,827
Total cost of revenue	37,173	55,397
Gross profit	17,937	24,150
Operating expenses:
Research and development, net	22,621	20,226
Sales and marketing	11,776	11,143
General and administrative	5,413	5,485
Total operating expenses	39,810	36,854
Loss from operations	(21,873)	(12,704)
Other expense, net	(646)	(335)
Interest income, net	61	376
Loss before income taxes	(22,458)	(12,663)
Income tax benefit	9,520	5,054
Net loss	$(12,938)	$(7,609)
Basic net loss per common share	$(0.34)	$(0.20)
Diluted net loss per common share	$(0.34)	$(0.20)
Basic weighted average shares outstanding	38,317	37,335
Diluted weighted average shares outstanding	38,317	37,335

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(12,938)	$(7,609)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	4	49
Foreign currency translation adjustments	23	165
Unrealized gain (loss) on cash flow hedges	(328)	2,020
Reclassification adjustments on cash flow hedges included in net loss	20	(20)
Other comprehensive income (loss)	(281)	2,214
Comprehensive loss	$(13,219)	$(5,395)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(12,938)	$(7,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,910	3,429
Accretion and amortization on available for sale investments	53	—
Loss on disposal of fixed assets	204	1
Share-based compensation expense	2,522	1,726
Inventory write-down	382	—
Deferred income taxes	(9,797)	(3,866)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	124,120	(45,221)
Inventory	(24,127)	9,617
Prepaid expenses and other assets	(5,588)	(1,200)
Accounts payable	1,612	(2,103)
Accrued payroll and related expenses and other accrued liabilities	(20,884)	(15,498)
Other non-current liabilities	(218)	(365)
Deferred revenue	1,760	(10,639)
Net cash provided by (used in) operating activities	61,011	(71,728)
Investing activities:
Sales/maturities of available-for-sale investments	9,000	—
Purchases of available-for-sale investments	(52,732)	(14,938)
Increase in restricted cash	(19,432)	—
Purchases of property and equipment	(3,501)	(1,868)
Net cash used in investing activities	(66,665)	(16,806)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	169	110
Purchase of employee restricted shares to fund related statutory tax withholding	(453)	(340)
Proceeds from exercises of stock options	986	1,373
Net cash provided by financing activities	702	1,143
Effect of foreign exchange rate changes on cash and cash equivalents	10	(219)
Net decrease in cash and cash equivalents	(4,942)	(87,610)
Cash and cash equivalents:
Beginning of period	192,633	253,065
End of period	$187,691	$165,455
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$—
Cash paid for income taxes	$1,232	$1,682
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$680	$1,598
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The Company’s revenue, results of operations and cash balances are likely to fluctuate significantly from quarter to quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of the Company’s products, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled and the timing of payments for product sales, maintenance services, government research and development funding and purchases of inventory. Given the nature of the Company’s business, its revenue, receivables and other related accounts are likely to be concentrated among a relatively small number of customers.
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
Note 2— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$220,891	$220,891	$—
Available-for-sale investments (1)	57,733	57,733	—
Foreign exchange forward contracts (2)	1,160	—	1,160
Assets measured at fair value at March 31, 2014	$279,784	$278,624	$1,160
Liabilities:
Foreign exchange forward contracts (3)	$(6,734)	$—	$(6,734)
Liabilities measured at fair value at March 31, 2014	$(6,734)	$—	$(6,734)
 ____________________

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2014, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately 36.4 million British Pounds, 33.3 million Euro, 2.3 billion Japanese Yen, $3.9 million Canadian Dollars and $1.4 million Singapore Dollars, resulting in hedged foreign currency exposure of approximately $127.8 million. Cash receipts associated with the hedged contracts are expected to be received from 2014 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized.
As of December 31, 2013, the outstanding notional amounts were approximately 36.4 million British Pounds, 53.0 million Euro, 1.2 billion Japanese Yen, 5.6 million Swiss Francs, $3.9 million Canadian Dollars and $3.2 million Singapore Dollars, resulting in hedged foreign currency exposure of approximately $151.4 million.
Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2014	Fair Value as of December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$1,160	$1,654
Foreign currency contracts	Other non-current assets	—	76
Foreign currency contracts	Other accrued liabilities	(2,669)	(2,942)
Foreign currency contracts	Other non-current liabilities	(4,065)	(4,295)
Total fair value of derivatives classified as hedging instruments		$(5,574)	$(5,507)
Note 3— Accumulated Other Comprehensive Income
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2014 and 2013 (in thousands). The gross reclassification adjustments decreased product revenue for the three months ended March 31, 2014. The gross reclassification adjustments increased product revenue for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013

Gross of Tax Reclassifications	$(33)	$33
Net of Tax Reclassifications	$(20)	$20
The following tables show the changes in Accumulated Other Comprehensive Income by component for the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended March 31, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	4	23	(308)	(281)
Ending balance	$4	$3,280	$(2,712)	$572

Income tax expense (benefit) associated with current-period change	$2	$(167)	$(205)	$(370)

Three Months Ended March 31, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	49	165	2,000	2,214
Ending balance	$3	$4,466	$2,926	$7,395

Income tax expense associated with current-period change	$33	$110	$1,333	1,476

Note 4— Earnings (Loss) Per Share ("EPS")
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
For the three months ended March 31, 2014 and 2013, outstanding stock options, unvested restricted stock grants and restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2014 and 2013, potential gross common shares of 3.2 million and 4.2 million, respectively, were antidilutive and not included in computing diluted EPS.

Note 5— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company’s investments in available-for-sale securities as of March 31, 2014 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$49,889	$27	$49,916
Long-term available-for-sale securities	7,838	(21)	7,817
Total	$57,727	$6	$57,733

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2013 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$14,048	$—	$14,048
Long-term available-for-sale securities	—	—	—
Total	$14,048	$—	$14,048
Note 6— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$44,947	$169,417
Unbilled receivables	11,329	9,075
Advance billings	1,165	2,141
Other receivables	1,430	2,051
	58,871	182,684
Allowance for doubtful accounts	(106)	(157)
Accounts and other receivables, net	$58,765	$182,527

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2014 and December 31, 2013, accounts receivable included $12.0 million and $111.9 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government. Of these amounts, $0.3 million and $0.3 million were unbilled as of March 31, 2014 and December 31, 2013, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2014, three non-U.S. government customers accounted for 37% of total accounts and other receivables. As of December 31, 2013, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.
Note 7— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Components and subassemblies	$39,376	$46,339
Work in process	15,880	23,618
Finished goods	62,938	25,172
Total	$118,194	$95,129
Finished goods inventory of $61.9 million and $24.8 million was located at customer sites pending acceptance as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, two customers accounted for $50.7 million, and at December 31, 2013, one customer accounted for $18.0 million of finished goods inventory.
During the three months ended March 31, 2014 the Company wrote off $0.4 million of inventory, primarily related to our CS300 product line. There were no write offs during the three months ended March 31, 2013.
Note 8— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred product revenue	$59,174	$54,065
Deferred service revenue	84,546	87,900
Total deferred revenue	143,720	141,965
Less long-term deferred revenue	(54,167)	(50,477)
Deferred revenue in current liabilities	$89,553	$91,488
As of March 31, 2014, two customers accounted for 37% of total deferred revenue. At December 31, 2013, three customers accounted for 47% of total deferred revenue.
Note 9— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. As no options were granted during the three months ended March 31, 2013, no calculation was performed for that period. The following key weighted average assumptions were employed in the calculation for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Risk-free interest rate	1.24%
Expected dividend yield	—%
Volatility	50.40%
Expected life	4.0 years
Weighted average Black-Scholes value of options granted	$11.01
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied during the three months ended March 31, 2014 was 10.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock grants that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of product revenue	$52	$27
Cost of service revenue	69	62
Research and development, net	761	386
Sales and marketing	751	516
General and administrative	889	735
Total	$2,522	$1,726
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	2,078,069	$9.29
Grants	44,800	$27.46
Exercises	(143,258)	$6.95
Cancellations	(5,497)	$24.54
Outstanding at March 31, 2014	1,974,114	$9.83	6.9
Exercisable at March 31, 2014	1,201,668	$6.34	5.9
Available for grant at March 31, 2014	2,985,282

As of March 31, 2014, there was $54.3 million of aggregate intrinsic value of outstanding stock options, including $37.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2014 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. During the three months ended March 31, 2014, stock options covering 143,258 shares of common stock with a total intrinsic value of $4.3 million were exercised. During the three months ended March 31, 2013, stock options covering 202,321 shares of common stock with a total intrinsic value of $2.6 million were exercised.

A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2014 is as follows:

	Standard Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,127,700	$12.05	1,094,000	$15.94	2,221,700	$13.97
Granted	100,800	$34.73	—	$—	100,800	$34.73
Forfeited	(5,000)	$26.01	(10,000)	$12.90	(15,000)	$17.27
Vested	(36,250)	$8.09	—	$—	(36,250)	$8.09
Outstanding at March 31, 2014	1,187,250	$14.04	1,084,000	$15.97	2,271,250	$14.96
The aggregate fair value of restricted stock vested during the three months ended March 31, 2014 and 2013 was $1.1 million and $0.7 million, respectively.
As of March 31, 2014, the Company had $31.2 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock. This includes $17.0 million for performance vesting restricted stock subject to performance measures which are currently not considered probable to vest and $0.3 million for performance vesting restricted stock subject to performance measures which currently are considered probable to vest. No compensation expense is recorded for performance vesting restricted stock subject to performance measures that are not yet considered probable of attainment.
Unrecognized compensation cost related to unvested stock options and unvested restricted stock grants considered probable to vest is expected to be recognized over a weighted average period of 1.7 years.

Note 10— Taxes
The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Effective Tax Rates	42%	40%

The effective tax rates for the three months ended March 31, 2014 and 2013 were higher than the U.S. federal statutory rate primarily as a result of state taxes.
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
Note 11— Segment Information
The Company has the following reportable segments: Supercomputing (formerly HPC Systems), Storage and Data Management, and Maintenance and Support. The Company's segment presentation has changed to be consistent with information now provided to its Chief Operating Decision Maker. This information has been modified to include inter-segment revenue and gross profit from Maintenance and Support services in Supercomputing and Storage and Data Management resulting from the sales of products in these segments. The prior period financial information has been reclassified to conform to the current period’s presentation.
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
Supercomputing
Supercomputing includes a suite of highly advanced systems, including the Cray XC30, Cray XE6, Cray XE6m, Cray XK7, Cray XK6m, and the Cray CS300, which are used by single users all the way up through large research and engineering centers in universities, government laboratories, and commercial institutions. Supercomputing also includes the ongoing maintenance of these systems as well as system analysts.
Storage and Data Management
Storage and Data Management offers the Cray Sonexion 1600 and Tiered Adaptive Storage solution as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytic systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other is the Company’s YarcData business unit and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Supercomputing	$43,626	$61,755
Storage and Data Management	8,065	16,282
Maintenance and Support	21,965	18,213
Engineering Services and Other	3,419	1,510
Elimination of inter-segment revenue	(21,965)	(18,213)
Total revenue	$55,110	$79,547

Gross Profit:
Supercomputing	$13,223	$16,257
Storage and Data Management	2,907	7,157
Maintenance and Support	10,214	9,160
Engineering Services and Other	1,807	736
Elimination of inter-segment gross profit	(10,214)	(9,160)
Total gross profit	$17,937	$24,150
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, China, Singapore and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Three months ended March 31,
Product revenue	$10,463	$31,144	$19,552	$28,724	$30,015	$59,868
Service revenue	17,744	13,472	7,351	6,207	25,095	19,679
Total revenue	$28,207	$44,616	$26,903	$34,931	$55,110	$79,547
Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $22.0 million for the three months ended March 31, 2014, compared to approximately $38.6 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, revenue in Japan accounted for 25% of total revenue. For the three months ended March 31, 2013, combined revenue in Switzerland and Japan accounted for 32% of total revenue.
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
Overview
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provide storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems to our customers, which include government agencies, government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the “big data” (including storage and analytics) market. We provide customer-focused solutions based on two models. Firstly, we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale. Secondly, we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our current strategy is to gain market share in the supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data”.
Summary of First Three Months of 2014 Results
Total revenue decreased $24.4 million for the first three months of 2014 compared to the first three months of 2013, from $79.5 million to $55.1 million, due to lower product revenue. The decrease in product revenue of $29.9 million was primarily attributable to a lower volume of Supercomputing and Storage and Data Management acceptances in the three months ended March 31, 2014 as compared to the first three months of 2013 during which we recognized revenue from multiple product acceptances of systems sold during 2012. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, and the availability of certain key components, among other factors.
Net loss for the first three months of 2014 was $12.9 million compared to net loss of $7.6 million for the same period in 2013. The increase in net loss was primarily attributable to a decrease in gross profit of $6.2 million due to lower revenue and an increase in operating expenses of $3.0 million, due to increased investments in research and development, primarily for our big data solutions. The impact of these items was partially offset by an increase in income tax benefit of $4.5 million for the three months ended March 31, 2014 compared to the prior year period.
Net cash provided by operating activities was $61.0 million for the first three months of 2014 compared to net cash used in operating activities of $71.7 million for the first three months of 2013. Cash provided by operating activities in the first three months of 2014 was primarily driven by a decrease in accounts receivable of $123.8 million, offset by an increase in inventory of $23.1 million, and an increase in investments of $43.7 million.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing much faster than computational needs;

•	Technology innovations in storage allowing for faster data access such as NVRAM and SSDs;

•	The commoditization of HPC hardware, particularly processors and interconnect systems;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increasing use of analytics technologies (Hadoop, NoSQL and Graph) in both the HPC and big data markets;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software; and

•	Cloud computing for cost-effective computing on loosely-coupled HPC applications.
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, low cost, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is often the dominant factor in HPC procurements. Vendors of such systems often put pricing pressure on us in competitive procurements.
In the market for the largest, and most scalable systems, those often costing significantly in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
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
In storage, we are developing and delivering high value products for the high performance storage and data archiving markets.
In analytics, we are developing and delivering high performance data discovery and advanced analytics solutions. These solutions compete with open source software, running on commodity cluster systems.  Although these systems have low acquisition costs, the total cost of ownership, or TCO, is driven up by management, power and efficiency challenges. We concentrate our efforts on developing solutions that minimize the TCO, while delivering unmatched time-to-solution and advanced capabilities, a key driver for many of our data analytics customers.
We have also expanded our addressable market with the acquisition of Appro International Inc., or Appro in November 2012. Appro, now operated as Cray Cluster Solutions provides cluster systems and solutions to the supercomputing market that allows us to offer a flexible platform to incorporate best of breed components to allow customers to optimize the system to fit their unique requirements.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth over several quarters is an indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and Cray CS300 products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management and big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Our product gross profit margin decreased from 24% for the three months ended March 31, 2013 to 20% during the same period in 2014. The decrease was in part due to a higher portion of product revenue being derived from our CS300 products, which generally carry a lower gross profit margin. Service gross profit margin decreased from 50% for the three months ended March 31, 2013 to 47% for the same period in 2014.
Operating expenses.    Our operating expenses are driven largely by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense control efforts, we continue to monitor headcount levels in specific geographic and operational areas. Operating costs increased as we made significant investments in research and development and sales and marketing to support our recent growth and position ourselves for growth in the future.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2014	2013
Product revenue	$30,015	$59,868
Less: Cost of product revenue	23,972	45,570
Product gross profit	$6,043	$14,298
Product gross profit margin	20%	24%
Service revenue	$25,095	$19,679
Less: Cost of service revenue	13,201	9,827
Service gross profit	$11,894	$9,852
Service gross profit margin	47%	50%
Total revenue	$55,110	$79,547
Less: Total cost of revenue	37,173	55,397
Total gross profit	$17,937	$24,150
Total gross profit margin	33%	30%

Product Revenue
Product revenue of $30.0 million and $59.9 million for the three months ended March 31, 2014 and 2013, respectively, was primarily from sales of the Cray XC30, Cray CS300 and Sonexion storage systems. Product revenue for the three months ended March 31, 2014 was lower than the prior year period primarily due to a lower volume of Supercomputing and Storage and Data Management acceptances in the three months ended March 31, 2014 as compared to the first three months of 2013, during which we recognized revenue from multiple product acceptances of systems sold during 2012.
Service Revenue
Service revenue for three months ended March 31, 2014 was $25.1 million compared to $19.7 million for the same period in 2013. The increase in service revenue was primarily due to higher maintenance revenue from our larger installed system base.

Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $21.6 million, for the three months ended March 31, 2014 compared to the same period in 2013. For the three months ended March 31, 2014, product gross profit margin decreased 4% points to 20% from the same period in 2013. The decrease is due in part to a higher portion of product revenue being derived from our CS300 products, which generally carry a lower gross profit margin. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2014, cost of service revenue increased $3.4 million due to higher service revenue. Service gross profit margin decreased by 3% points to 47% compared to the same period in 2013.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2014	2013
Gross research and development expenses	$25,078	$20,980
Less: Amounts included in cost of revenue	(1,457)	(754)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(1,000)	—
Net research and development expenses	$22,621	$20,226
Percentage of total revenue	41%	25%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three months ended March 31, 2014, gross research and development expenses increased $4.1 million compared to the same period in 2013. These increases in our gross research and development expenses were due to increased research and development spending for our new products.
Net research and development expenses increased by $2.4 million for the three months ended March 31, 2014 compared to the same period in 2013. These increases were due to higher gross research and development expenses, offset in part by increased reimbursed research and development expenses and amounts included in cost of revenue. These expenses increased as a percentage of revenue due to the reduced acceptances in the current quarter as compared with 2013.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2014	2013
Sales and marketing	$11,776	$11,143
Percentage of total revenue	21%	14%
General and administrative	$5,413	$5,485
Percentage of total revenue	10%	7%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2014 increased $0.6 million from the same period in 2013, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force. These expenses increased as a percentage of revenue due to the reduced acceptances in the current quarter as compared with 2013.
General and Administrative. General and administrative expense for the three months ended March 31, 2014 were in line with the prior year comparative period as increased compensation expense was offset by lower expense from outside services.

These expenses increased as a percentage of revenue due to the reduced acceptances in the current quarter as compared with 2013.
Other Expense, net
For the three months ended March 31, 2014, we recognized net other expense of $0.6 million compared to net other expense of $0.3 million for the same period in 2013. Net other expense for the three months ended March 31, 2014 and 2013 was principally the result of foreign currency transaction gains and losses.
Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2014 and 2013, respectively, were (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$71	$385
Interest expense	(10)	(9)
Interest income, net	$61	$376

Interest income, net for the three months ended March 31, 2014 decreased as compared to the same periods in 2013 due to lower average invested balances.
Taxes
Our effective tax rates were approximately 42% and 40% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rates for the three months ended March 31, 2014 and 2013 were higher than the U.S. federal statutory rate primarily as a result of state taxes.
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
Cash and cash equivalents decreased by $4.9 million from December 31, 2013 to March 31, 2014. The decrease was in part attributable to an increase in restricted cash of $19.4 million, investments of $43.7 million, inventory of $23.1 million, and payment of the 2013 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses of $12.1 million. This was offset by a decrease in accounts and other receivables from $182.5 million at December 31, 2013 to $58.8 million at March 31, 2014.
As of March 31, 2014, we had working capital of $314.9 million compared to $334.9 million as of December 31, 2013. During the three months ended March 31, 2014, we invested $52.7 million in debt securities and had a total of $57.7 million in debt security investments as of March 31, 2014.
Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating Activities	$61,011	$(71,728)
Investing Activities	$(66,665)	$(16,806)
Financing Activities	$702	$1,143

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $61.0 million compared to $71.7 million net cash used in operating activities for the same period in 2013. Cash provided by operating activities in the first three months of 2014 was primarily driven by a decrease in accounts receivable of $123.8 million, offset by an increase in inventory of $23.1 million, an increase in prepaid expenses and other current assets of $10.7 million and payment of the 2013 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses of $12.1 million. For the three months ended March 31, 2013, cash used in operating activities was principally the result of fewer collections from customers as the majority of the payments associated with product acceptances in the fourth quarter of 2012 were collected in that period and the payment of the 2012 accrued incentive compensation expense.
Investing Activities. Net cash used in investing activities was $66.7 million for the three months ended March 31, 2014, compared to $16.8 million net cash used in investing activities for the same 2013 period. Net cash used in investing activities for the three months ended March 31, 2014 was due principally to purchases of debt securities of $52.7 million and an increase in restricted cash of $19.4 million, partially offset by sales and maturities of debt securities of $9.0 million. For the three months ended March 31, 2013, net cash used in investing activities was due principally to purchases of debt securities of $14.9 million.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $0.7 million and $1.1 million, respectively. Net cash provided by financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2014 (Less than 1 Year)	2015-2016	2017-2018	Thereafter
Development agreements	$4,240	$3,998	$242	$—	$—
Operating leases	18,670	3,546	8,184	4,797	2,143
Total contractual cash obligations	$22,910	$7,544	$8,426	$4,797	$2,143

As of March 31, 2014, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2014. As of March 31, 2014, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility has a maturity date of October 17, 2014. We have made no draws and had no outstanding borrowings on any credit facilities as of March 31, 2014.
As of March 31, 2014, we had $33.2 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2014, we incurred $3.5 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2014 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the fair value and selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co- funded engineering contracts and prepaid engineering services, assessments of substantive nature of milestone payments, realization of accounts receivable, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, determination of the fair value of stock options and other assessments of fair value, realization of deferred income tax assets, including our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
As of March 31, 2014, we had approximately $114.5 million of net deferred tax assets, against which we provided a $76.3 million valuation allowance. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statements of Operations when that occurs.
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
We grant performance vesting restricted shares to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recorded when vesting is deemed to be probable.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of March 31, 2014, we were a party to forward exchange contracts that hedged approximately $127.8 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of March 31, 2014, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $2.1 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Part II. OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our 2013 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
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
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods and, prior to 2010, had last recorded positive annual net income in 2003. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments may not be realized when expected or at all.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 and CS300 systems as well as upgrades and successor systems;

•	successfully delivering and obtaining customer acceptances of our Cray XC30 and CS300 systems;

•	our ability to successfully generate revenue and profitability from opportunities developed from our YarcData and storage and data management businesses;

•	our ability to scale our internal processes effectively to enable growth;

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

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC30 and CS300 systems and upgrades and successors systems;

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
The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

•	the timely availability of acceptable or customer committed components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules at a competitive cost;

•
the timing and level of government funding and resources available for product acquisitions and research and development contracts, which has been, and may continue to be, adversely affected by the current economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the U.S. government;

•	the introduction or announcement of competitive or key industry supplier products;

•	competitor pricing strategies;

•	price fluctuations in the processors and other commodity electronics and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the availability of adequate customer facilities to install and operate new Cray systems; and

•	currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe.
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

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC30, Cray XE6 and Cray XK7 systems and will be required for subsequent systems;

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
Failure to successfully develop and sell our Cray XC30 systems and successor systems into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
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

If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2011, 2012, 2013 and the first three months of 2014, approximately 54%, 68%, 51% and 40%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our specifications in sufficient quantities and with acceptable quality on time or deliver when required, or delays future components or systems beyond anticipated delivery dates, then sales, production, delivery, acceptance and revenue from our systems could be delayed and/or reduced and we could be subject to costly penalties even once delivered and accepted, which has happened during 2011, 2012, 2013 and 2014 and has at times significantly lowered our revenue for a particular quarter or year;

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
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD, ARM and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all.
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
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, including recently, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than we do have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to and have had to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses, particularly in the case of personnel associated with our big data efforts.

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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2011, 2012, 2013 and the first three months of 2014, approximately 54%, 68%, 51%, and 40% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, general economic conditions and conditions in our industry.
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
We incorporate software licensed from third parties into the operating systems for our products as well as in our tools to design products and any significant interruption in the availability of these third party software products or defects in these products could reduce the demand for our products or cause delay in development. The operating system as well as other software we develop for our supercomputers contains components that are licensed to us under open source software licenses. Our business could be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case we would be required to redesign our operating system software to function with alternative third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in product shipments. Our supercomputer systems utilize software system variants that incorporate Linux technology. The open source licenses under which we have obtained certain components of our operating system software may not be enforceable. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be copied, modified or distributed as provided in those licenses, would adversely affect our ability to sell our systems. In addition, as a result of concerns about the risks of litigation and open source software generally, we may be forced to protect our customers from potential claims of infringement. In any such event, our financial condition and results of operations may be adversely affected.

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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	2014 Executive Bonus Plan					X
10.2	Offer Letter between the Company and Michael C. Piraino, dated August 31, 2009					X
10.3	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	April 29, 2014	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	April 29, 2014	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	April 29, 2014	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer