Form 10-Q
period 2014-06-30
CRAY INC
filed 2014-07-29
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 22, 2014, there were 41,005,393 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120,512	$192,633
Restricted cash	20,015	—
Short-term investments	48,194	14,048
Accounts and other receivables, net	77,366	182,527
Inventory	191,657	95,129
Prepaid expenses and other current assets	35,380	20,999
Total current assets	493,124	505,336

Long-term restricted cash	15,100	13,768
Long-term investments	7,813	—
Property and equipment, net	30,718	30,278
Service inventory, net	1,798	1,828
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	5,103	6,362
Deferred tax assets	27,690	19,206
Other non-current assets	10,668	12,406
TOTAL ASSETS	$606,196	$603,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,514	$34,225
Accrued payroll and related expenses	6,816	22,470
Other accrued liabilities	8,259	22,225
Deferred revenue	102,048	91,488
Total current liabilities	192,637	170,408

Long-term deferred revenue	47,917	50,477
Other non-current liabilities	7,014	6,894
TOTAL LIABILITIES	247,568	227,779

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,902,285 and 40,469,854 shares, respectively	592,106	586,243
Accumulated other comprehensive income (loss)	(1,283)	853
Accumulated deficit	(232,195)	(211,509)
TOTAL SHAREHOLDERS’ EQUITY	358,628	375,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$606,196	$603,366
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$61,748	$62,353	$91,763	$122,221
Service	23,399	22,114	48,494	41,793
Total revenue	85,147	84,467	140,257	164,014
Cost of revenue:
Cost of product revenue	43,967	47,477	67,939	93,047
Cost of service revenue	12,176	10,189	25,377	20,017
Total cost of revenue	56,143	57,666	93,316	113,064
Gross profit	29,004	26,801	46,941	50,950
Operating expenses:
Research and development, net	24,189	19,968	46,810	40,194
Sales and marketing	13,259	11,550	25,035	22,693
General and administrative	5,316	5,085	10,729	10,570
Total operating expenses	42,764	36,603	82,574	73,457
Loss from operations	(13,760)	(9,802)	(35,633)	(22,507)
Other income (expense), net	(337)	145	(983)	(190)
Interest income, net	84	204	145	580
Loss before income taxes	(14,013)	(9,453)	(36,471)	(22,117)
Income tax benefit	7,265	9,303	16,785	14,357
Net loss	$(6,748)	$(150)	$(19,686)	$(7,760)
Basic net loss per common share	$(0.18)	$—	$(0.51)	$(0.21)
Diluted net loss per common share	$(0.18)	$—	$(0.51)	$(0.21)
Basic weighted average shares outstanding	38,509	37,658	38,414	37,497
Diluted weighted average shares outstanding	38,509	37,658	38,414	37,497
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,748)	$(150)	$(19,686)	$(7,760)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	22	(51)	26	(2)
Foreign currency translation adjustments	(568)	(481)	(545)	(316)
Unrealized gain (loss) on cash flow hedges	(792)	(55)	(1,120)	1,965
Reclassification adjustments on cash flow hedges included in net loss	(517)	12	(497)	(8)
Other comprehensive income (loss)	(1,855)	(575)	(2,136)	1,639
Comprehensive loss	$(8,603)	$(725)	$(21,822)	$(6,121)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(19,686)	$(7,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,202	6,906
Accretion and amortization on available for sale investments	147	—
Loss on disposal of fixed assets	397	3
Share-based compensation expense	5,400	3,286
Inventory write-down	969	545
Deferred income taxes	(17,764)	(14,272)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	105,071	(11,676)
Inventory	(99,208)	(39,886)
Prepaid expenses and other assets	(3,385)	(1,062)
Accounts payable	41,253	27,614
Accrued payroll and related expenses and other accrued liabilities	(31,264)	(17,352)
Other non-current liabilities	120	(419)
Deferred revenue	7,992	(11,688)
Net cash used in operating activities	(1,756)	(65,761)
Investing activities:
Sales/maturities of available-for-sale investments	14,000	—
Purchases of available-for-sale investments	(56,063)	(33,983)
Increase in restricted cash	(21,347)	—
Purchases of property and equipment	(6,472)	(4,422)
Net cash used in investing activities	(69,882)	(38,405)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	305	262
Purchase of employee restricted shares to fund related statutory tax withholding	(2,021)	(1,719)
Proceeds from exercises of stock options	1,180	2,029
Net cash provided by (used in) by financing activities	(536)	572
Effect of foreign exchange rate changes on cash and cash equivalents	53	(325)
Net decrease in cash and cash equivalents	(72,121)	(103,919)
Cash and cash equivalents:
Beginning of period	192,633	253,065
End of period	$120,512	$149,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$1
Cash paid for income taxes	$2,131	$2,561
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,711	$2,938
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

Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Management is currently evaluating the impact of the Company's pending adoption of ASU 2014-09 on its consolidated financial statements.
Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$155,627	$155,627	$—
Available-for-sale investments (1)	56,007	56,007	—
Foreign exchange forward contracts (2)	436	—	436
Assets measured at fair value at June 30, 2014	$212,070	$211,634	$436
Liabilities:
Foreign exchange forward contracts (3)	$(7,779)	$—	$(7,779)
Liabilities measured at fair value at June 30, 2014	$(7,779)	$—	$(7,779)

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2014, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2014	December 31, 2013
British Pounds (GBP)	36.4	36.4
Euros (EUR)	32.3	53.0
Swiss Francs (CHF)	—	5.6
Canadian Dollars (CAD)	—	3.9
Japanese Yen (JPY)	802.4	1,239.8
Singapore Dollars (SGD)	0.7	3.2
The Company had hedged foreign currency exposure of approximately $106.9 million and $151.4 million as of June 30, 2014 and December 31, 2013, respectively. Cash receipts associated with the hedged contracts are expected to be received from 2014 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance and will be offset by the associated revenue.
Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2014	Fair Value as of December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$436	$1,654
Foreign currency contracts	Other non-current assets	—	76
Foreign currency contracts	Other accrued liabilities	(3,357)	(2,942)
Foreign currency contracts	Other non-current liabilities	(4,422)	(4,295)
Total fair value of derivatives classified as hedging instruments		$(7,343)	$(5,507)
Note 4— Accumulated Other Comprehensive Income (Loss)
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income (loss) resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2014 and 2013 (in thousands). The gross reclassification adjustments increased product revenue for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013 product revenue was decreased and increased, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Gross of Tax Reclassifications	$861	$(20)	$828	$13
Net of Tax Reclassifications	$517	$(12)	$497	$8

The following tables show the changes in Accumulated Other Comprehensive Income (Loss) by component for the three and six months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended June 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$4	$3,280	$(2,712)	$572
Current-period change, net of tax	22	(568)	(1,309)	(1,855)
Ending balance	$26	$2,712	$(4,021)	$(1,283)

Income tax expense (benefit) associated with current-period change	$15	$195	$(862)	$(652)

Three Months Ended June 30, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$3	$4,466	$2,926	$7,395
Current-period change, net of tax	(51)	(481)	(43)	(575)
Ending balance	$(48)	$3,985	$2,883	$6,820

Income tax (benefit) associated with current-period change	$(34)	$(321)	$(29)	$(384)

Six Months Ended June 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	26	(545)	(1,617)	(2,136)
Ending balance	$26	$2,712	$(4,021)	$(1,283)

Income tax expense (benefit) associated with current-period change	$17	$28	$(1,067)	$(1,022)

Six Months Ended June 30, 2013
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	(2)	(316)	1,957	1,639
Ending balance	$(48)	$3,985	$2,883	$6,820

Income tax expense (benefit) associated with current-period change	$(1)	$(210)	$1,305	$1,094
Note 5— Earnings (Loss) Per Share ("EPS")
Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options and unvested restricted stock as computed under the treasury stock method.

For the three and six months ended June 30, 2014 and 2013, outstanding stock options and unvested restricted stock were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six months ended June 30, 2014, potential gross common shares of 3.4 million were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2013, potential gross common shares of 3.8 million were antidilutive and not included in computing diluted EPS.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss).

The carrying amount of the Company’s investments in available-for-sale securities as of June 30, 2014 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$48,143	$51	$48,194
Long-term available-for-sale securities	7,821	(8)	7,813
Total	$55,964	$43	$56,007

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2013 is shown in the table below (in thousands):

		Unrealized
	Cost	Gains (Losses)	Fair Value
Short-term available-for-sale securities	$14,048	$—	$14,048
Long-term available-for-sale securities	—	—	—
Total	$14,048	$—	$14,048
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts receivable	$66,647	$169,417
Unbilled receivables	6,132	9,075
Advance billings	2,998	2,141
Other receivables	1,700	2,051
	77,477	182,684
Allowance for doubtful accounts	(111)	(157)
Accounts and other receivables, net	$77,366	$182,527

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2014 and December 31, 2013, accounts receivable included $48.0 million and $111.9 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government, including academic institutions. Of these amounts, $0.4 million and $0.3 million were unbilled as of June 30, 2014 and December 31, 2013, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2014, one non-U.S. government customer accounted for 10% of total accounts and other receivables. As of December 31, 2013, no non-U.S. government customer accounted for more than 10% of total accounts and other receivables.

Note 8— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Components and subassemblies	$65,411	$46,339
Work in process	44,619	23,618
Finished goods	81,627	25,172
Total	$191,657	$95,129
Finished goods inventory of $55.8 million and $24.8 million was located at customer sites pending acceptance as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, four customers accounted for $75.7 million, and at December 31, 2013, one customer accounted for $18.0 million of finished goods inventory.
During the three and six months ended June 30, 2014, the Company wrote off $0.6 million and $1.0 million, respectively, of inventory related to various product lines. During the three and six months ended June 30, 2013, the Company wrote off $0.5 million of inventory, primarily related to the Company's Cray XE, Cray XK and CS300 product lines.
Note 9— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred product revenue	$69,815	$54,065
Deferred service revenue	80,150	87,900
Total deferred revenue	149,965	141,965
Less long-term deferred revenue	(47,917)	(50,477)
Deferred revenue in current liabilities	$102,048	$91,488
As of June 30, 2014, two customers accounted for 41% of total deferred revenue. At December 31, 2013, three customers accounted for 47% of total deferred revenue.
Note 10— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk-free interest rate	1.20%	0.50%	1.21%	0.50%
Expected dividend yield	—%	—%	—%	—%
Volatility	52.81%	51.80%	52.43%	51.80%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$11.08	$8.49	$11.07	$8.49
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three and six months ended June 30, 2014 was 8.0% and 8.3%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of product revenue	$57	$26	$109	$53
Cost of service revenue	62	54	131	116
Research and development, net	762	330	1,523	716
Sales and marketing	1,065	450	1,816	966
General and administrative	932	700	1,821	1,435
Total	$2,878	$1,560	$5,400	$3,286
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	2,078,069	$9.29
Grants	289,900	$26.72
Exercises	(171,515)	$6.88
Canceled and forfeited	(11,746)	$19.36
Outstanding at June 30, 2014	2,184,708	$11.73	7.0
Exercisable at June 30, 2014	1,250,753	$6.48	5.7
Available for grant at June 30, 2014	2,492,418

As of June 30, 2014, there was $32.5 million of aggregate intrinsic value of outstanding stock options, including $25.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2014 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. During the three and six months ended June 30, 2014, stock options covering 28,257 and 171,515 shares of common stock, respectively with a total intrinsic value of $0.6 million and $4.9 million were exercised. During the three and six months ended June 30, 2013, stock options covering 110,404 and 312,725 shares of common stock with a total intrinsic value of $1.6 million and $4.2 million were exercised.

A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2014 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,127,700	$12.05	1,094,000	$15.94	2,221,700	$13.97
Granted	344,734	$29.14	—	$—	344,734	$29.14
Forfeited	(7,030)	$24.92	(15,000)	$16.01	(22,030)	$18.85
Vested	(248,714)	$7.43	—	$—	(248,714)	$7.43
Outstanding at June 30, 2014	1,216,690	$17.76	1,079,000	$15.94	2,295,690	$16.90
The estimated forfeiture rate applied to the Company's restricted stock grants during the three and six months ended June 30, 2014 was 8.0% and 5.7%, respectively. The aggregate fair value of restricted stock vested during the six months ended June 30, 2014 and 2013 was $7.0 million and $6.5 million, respectively.
As of June 30, 2014, the Company had $37.4 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock. This includes $16.9 million for performance vesting restricted stock subject to performance measures which are currently not considered probable to vest and $0.3 million for performance vesting restricted stock subject to performance measures which currently are considered probable to vest. No compensation expense is recognized for performance vesting restricted stock subject to performance measures that are not yet considered probable of attainment.
Unrecognized compensation cost related to unvested stock options and unvested restricted stock considered probable to vest is expected to be recognized over a weighted average period of 3.1 years.
Note 11— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective Tax Rates	52%	98%	46%	65%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% and 46% for the three and six months ended June 30, 2014 was the result of state and foreign taxes.
The primary reason for the difference between the expected statutory tax rate and the actual tax rates of 98% and 65% for the three and six months ended June 30, 2013 was the impact on the tax benefit of an improved business outlook with respect to the year ended December 31, 2013 and an improved business outlook with respect to future years that resulted in a reduction of the valuation allowance held against the Company's U.S. deferred tax assets by $8.3 million during the three months ended June 30, 2013.
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
Note 12— Segment Information
The Company has the following reportable segments: Supercomputing (formerly HPC Systems), Storage and Data Management, and Maintenance and Support. The Company's segment presentation changed beginning January 1, 2014 to be consistent with information now provided to its Chief Executive Officer, who is the Company's Chief Operating Decision

Maker. This information has been modified to include inter-segment revenue and gross profit from Maintenance and Support services in Supercomputing and Storage and Data Management resulting from the sales of products in these segments. The prior period financial information has been reclassified to conform to the current period’s presentation.
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
Engineering Services and Other
Included within Engineering Services and Other is the Company’s YarcData business unit and Custom Engineering.
The following table presents revenues and gross margin for the Company’s operating segments for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Supercomputing	$66,628	$74,718	$110,254	$136,472
Storage and Data Management	14,646	6,492	22,711	22,775
Maintenance and Support	20,556	19,578	42,521	37,791
Engineering Services and Other	3,873	3,257	7,292	4,767
Elimination of inter-segment revenue	(20,556)	(19,578)	(42,521)	(37,791)
Total revenue	$85,147	$84,467	$140,257	$164,014

Gross Profit:
Supercomputing	$21,574	$22,223	$34,797	$38,478
Storage and Data Management	5,614	2,572	8,521	9,730
Maintenance and Support	10,053	10,377	20,267	19,537
Engineering Services and Other	1,816	2,006	3,623	2,742
Elimination of inter-segment gross profit	(10,053)	(10,377)	(20,267)	(19,537)
Total gross profit	$29,004	$26,801	$46,941	$50,950
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, the United Arab Emirates, China, Singapore and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Three months ended June 30,
Product revenue	$50,330	$58,449	$11,418	$3,904	$61,748	$62,353
Service revenue	17,137	15,779	6,262	6,335	23,399	22,114
Total revenue	$67,467	$74,228	$17,680	$10,239	$85,147	$84,467

	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Six months ended June 30,
Product revenue	$60,793	$89,593	$30,970	$32,628	$91,763	$122,221
Service revenue	34,880	29,252	13,614	12,541	48,494	41,793
Total revenue	$95,673	$118,845	$44,584	$45,169	$140,257	$164,014
Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $57.0 million and $79.0 million, respectively, for the three and six months ended June 30, 2014, compared to approximately $58.0 million and $97.0 million for the three and six months ended June 30, 2013. For the six months ended June 30, 2014, revenue in Japan accounted for 15% of total revenue. For the six months ended June 30, 2013, no foreign country accounted for more than 10% of total revenue.
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
Overview
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provide storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems to our customers, which include government agencies, government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the “big data” (including storage and analytics) market. We provide customer-focused solutions based on two models: (1) We provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale, and (2) We provide flexible commodity-based "cluster" supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our current strategy is to gain market share in the supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data”.
Summary of First Six Months of 2014 Results
Total revenue decreased $23.8 million for the first six months of 2014 compared to the first six months of 2013, from $164.0 million to $140.3 million, due to lower product revenue. The decrease in product revenue of $30.5 million was primarily attributable to a lower volume of Supercomputing and Storage and Data Management acceptances in the six months ended June 30, 2014 as compared to the first six months of 2013. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, and the availability of certain key components, among other factors.
Net loss for the first six months of 2014 was $19.7 million compared to net loss of $7.8 million for the same period in 2013. The increase in net loss was primarily attributable to a decrease in gross profit of $4.0 million due to lower revenue, an increase in operating expenses of $9.1 million, primarily due to increased investments in research and development for our big data solutions and stock compensation, partially offset by an increase in income tax benefit of $2.4 million for the six months ended June 30, 2014 compared to the prior year period.
Net cash used in operating activities was $1.8 million for the first six months of 2014 compared to net cash used in operating activities of $65.8 million for the first six months of 2013. Net cash used in operating activities in the first six months of 2014 was primarily driven by a net loss of $19.7 million, an increase in inventory of $96.5 million as a result of systems builds for future deliveries and a decrease in other accrued liabilities and payroll related accruals of $29.6 million, partly as a result of payment of the 2013 accrued incentive compensation expense. These amounts were partially offset by collections from customers that resulted in a decrease in accounts receivable of $105.2 million and an increase in our accounts payable balance of $41.3 million.
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
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. Vendors of such systems often put pricing pressure on us in competitive procurements.
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
In analytics, we are developing and delivering high performance data discovery and advanced analytics solutions. These solutions compete with open source software, running on commodity cluster systems.  Although these competitive systems have low acquisition costs, the total cost of ownership, or TCO, is driven up by management, power and efficiency challenges. We concentrate our efforts on developing solutions that minimize the TCO, delivering faster time-to-solution and advanced capabilities that are key drivers for many of our data analytics customers.
We have also expanded our addressable market with the acquisition of Appro International Inc., or Appro in November 2012. Appro provides cluster systems and solutions to the supercomputing market that allows us to offer a flexible platform to incorporate best of breed components to allow customers to optimize the system to fit their unique requirements.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC30 and Cray CS300 products, along with longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management along with big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Our product gross profit margin increased from 24% for the six months ended June 30, 2013 to 26% during the same period in 2014. The product gross profit margin increased in part due to higher than expected costs on the second phase of the upgrade at Oak Ridge National Laboratory and fluctuations in foreign currency rates for the six months ended June 30, 2013. Service gross profit margin decreased from 52% for the six months ended June 30, 2013 to 48% for the same period in 2014 primarily due to an increase in compensation cost due to a higher number of support personnel and higher third party costs for our engineering services contracts.
Operating expenses.    Our operating expenses are driven primarily by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas. Operating costs have increased as we made significant additional investments in research and development and sales and marketing to support our recent growth and position ourselves for growth in the future.
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

Results of Operations
Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items are expected to vary significantly from quarter-to-quarter and year-to-year.
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$61,748	$62,353	$91,763	$122,221
Less: Cost of product revenue	43,967	47,477	67,939	93,047
Product gross profit	$17,781	$14,876	$23,824	$29,174
Product gross profit margin	29%	24%	26%	24%
Service revenue	$23,399	$22,114	$48,494	$41,793
Less: Cost of service revenue	12,176	10,189	25,377	20,017
Service gross profit	$11,223	$11,925	$23,117	$21,776
Service gross profit margin	48%	54%	48%	52%
Total revenue	$85,147	$84,467	$140,257	$164,014
Less: Total cost of revenue	56,143	57,666	93,316	113,064
Total gross profit	$29,004	$26,801	$46,941	$50,950
Total gross profit margin	34%	32%	33%	31%

Product Revenue
Product revenue for the three and six months ended June 30, 2014 of $61.7 million and $91.8 million, respectively, was primarily from sales of the Cray XC30, Cray CS300 and Sonexion storage systems. Product revenue for the three and six months ended June 30, 2013 of $62.4 million and $122.2 million, respectively, was primarily from sales of the Cray XC30, Cray XK7, CS300 and Sonexion storage systems. Product revenue for the six months ended June 30, 2014 decreased from the prior year period primarily due to a lower volume of Supercomputing and Storage and Data Management acceptances in the six months ended June 30, 2014 as compared to the first six months of 2013.
Service Revenue
Service revenue for the three months ended June 30, 2014 was $23.4 million compared to $22.1 million for the same period in 2013. Service revenue for the six months ended June 30, 2014 was $48.5 million compared to $41.8 million for the same period in 2013. The increase in service revenue in both periods was primarily due to higher maintenance revenue from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $3.5 million and $25.1 million, for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2014, product gross profit margin increased by 5% points to 29% from 24% in the same period in 2013. For the six months ended June 30, 2014, product gross profit margin increased 2% points to 26% from 24% in the same period in 2013. The product gross profit margin increased in part due to higher than expected costs on the second phase of the upgrade at Oak Ridge National Laboratory and fluctuations in foreign currency rates for the six months ended June 30, 2013. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit
For the three and six months ended June 30, 2014, cost of service revenue increased by $2.0 million and $5.4 million, respectively, due to higher service revenue. Service gross profit margin for the three months ended June 30, 2014 decreased by 6% points to 48% compared to 54% in the same period in 2013. Service gross profit margin for the six months ended June 30, 2014 decreased by 4% points to 48% compared to 52% in the same period in 2013. This decrease was primarily due to an increase in compensation cost due to a higher number of support personnel and higher third party costs for our engineering services contracts.
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross research and development expenses	$25,847	$21,531	$50,925	$42,511
Less: Amounts included in cost of revenue	(1,658)	(974)	(3,115)	(1,728)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	—	(589)	(1,000)	(589)
Net research and development expenses	$24,189	$19,968	$46,810	$40,194
Percentage of total revenue	28%	24%	33%	25%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and six months ended June 30, 2014, gross research and development expenses increased by $4.3 million and $8.4 million, respectively, compared to the same periods in 2013. These increases in our gross research and development expenses were due to increased research and development spending for our new products through increased compensation costs and outside services.
Net research and development expenses increased by $4.2 million and $6.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases were due to higher gross research and development expenses, offset in part by increased reimbursed research and development expenses and amounts included in cost of revenue principally in the first quarter of 2014.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$13,259	$11,550	$25,035	$22,693
Percentage of total revenue	16%	14%	18%	14%
General and administrative	$5,316	$5,085	$10,729	$10,570
Percentage of total revenue	6%	6%	8%	6%
Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2014 increased by $1.7 million and $2.3 million, respectively, from the same periods in 2013, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force, an increase in share-based compensation, and marketing program costs.
General and Administrative. General and administrative expense for the three and six months ended June 30, 2014 each increased by $0.2 million from the same periods in 2013. These small increases are a result of increased compensation expense and share-based compensation, offset by lower expense from outside services.

Other Income (Expense), net
For the three months ended June 30, 2014 we recognized net other expense of $0.3 million compared to net other income of $0.1 million for the same period 2013. For the six months ended June 30, 2014, we recognized net other expense of $1.0 million compared to net other expense of $0.2 million for the same period in 2013. Net other income and expense for the three and six months ended June 30, 2014 and 2013 due in part to foreign currency transaction gains and losses.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2014 and 2013, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$100	$214	$171	$599
Interest expense	(16)	(10)	(26)	(19)
Interest income, net	$84	$204	$145	$580

Interest income, net for the three and six months ended June 30, 2014 decreased as compared to the same periods in 2013 due to lower average investment balances and a higher proportion of investments held in short-term money market funds which typically carry a lower interest rate.
Taxes
Our effective tax rates were approximately 52% and 46% for the three and six months ended June 30, 2014 compared to 98% and 65% for the three and six months ended June 30, 2013. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 52% and 46% for the three and six months ended June 30, 2014 was the result of state and foreign taxes.

The primary reason for the difference between the expected statutory tax rate and the actual tax rates of 98% and 65% for the three and six months ended June 30, 2013 was the impact on the tax benefit of an improved business outlook with respect to the year ended December 31, 2013 and an improved business outlook with respect to future years that resulted in a reduction of the valuation allowance held against our U.S. deferred tax assets by $8.3 million during the three months ended June 30, 2013.
New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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
Cash and cash equivalents decreased by $72.1 million from December 31, 2013 to June 30, 2014. The decrease was in part attributable to an increase in restricted cash of $21.3 million, investments of $42.0 million, a decrease in other accrued liabilities of $14.0 million, payment of the 2013 accrued incentive compensation expense, which resulted in a decrease in accrued payroll and related expenses of $15.7 million and an increase in inventory of $96.5 million. The increase in inventory is a result of increased systems builds for future deliveries. These amounts were offset by a decrease in accounts and other receivables of $105.2 million and an increase in accounts payable of $41.3 million.
As of June 30, 2014, we had working capital of $300.5 million compared to $334.9 million as of December 31, 2013. This decrease was a result of the net loss for the six months ended June 30, 2014 and increased investments in debt securities with maturities greater than one year. During the six months ended June 30, 2014, we invested $56.1 million in debt securities and had a total of $56.0 million in debt security investments, $7.8 million of which was classified as long-term as of June 30, 2014.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating Activities	$(1,756)	$(65,761)
Investing Activities	$(69,882)	$(38,405)
Financing Activities	$(536)	$572

Operating Activities. Net cash used in operating activities was $1.8 million for the first six months of 2014 compared to net cash used in operating activities of $65.8 million for the first six months of 2013. Net cash used in operating activities in the first six months of 2014 was primarily driven by a net loss of $19.7 million, an increase in inventory of $96.5 million as a result of systems builds for future deliveries and a decrease in other accrued liabilities and payroll related accruals of $29.6 million, partly as a result of payment of the 2013 accrued incentive compensation expense. These amounts were partially offset by collections from customers that resulted in a decrease in accounts receivable of $105.2 million and an increase in our accounts payable balance of $41.3 million. For the six months ended June 30, 2013, net cash used in operating activities was due in part to an increase in inventory and payment of the 2012 accrued incentive compensation expense.
Investing Activities. Net cash used in investing activities was $69.9 million for the six months ended June 30, 2014, compared to $38.4 million net cash used in investing activities for the same 2013 period. Net cash used in investing activities for the six months ended June 30, 2014 was due principally to purchases of debt securities of $56.1 million and an increase in restricted cash of $21.3 million, partially offset by sales and maturities of debt securities of $14.0 million. For the six months ended June 30, 2013, net cash used in investing activities was due principally to purchases of debt securities of $34.0 million.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2014 was $0.5 million compared to $0.6 million net cash provided by financing activities for the same period in 2013. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2014 (Less than 1 Year)	2015-2016	2017-2018	Thereafter
Development agreements	$6,580	$5,530	$1,050	$—	$—
Operating leases	18,982	2,518	8,959	5,265	2,240
Total contractual cash obligations	$25,562	$8,048	$10,009	$5,265	$2,240

As of June 30, 2014, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility has a maturity date of October 15, 2014. As of June 30, 2014, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility has a maturity date of October 17, 2014. We have made no draws and had no outstanding borrowings on any credit facilities as of June 30, 2014.
As of June 30, 2014, we had $35.1 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six months ended June 30, 2014, we incurred $3.4 million and $6.9 million, respectively, for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2014 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
As of June 30, 2014, we had approximately $122.5 million of net deferred tax assets, against which we provided a $76.4 million valuation allowance. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statements of Operations when that occurs.
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
The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock at the date of grant.
We grant performance vesting restricted shares to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be probable.
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

Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of June 30, 2014, we were a party to forward exchange contracts that hedged approximately $106.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of June 30, 2014, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $0.4 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Although we have recorded positive annual net income since 2010, we experienced net losses for the six months ended June 30, 2014 and in earlier periods. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments may not be realized when expected or at all.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC30 and CS300 systems, including attached Sonexion storage systems, as well as upgrades and successor systems;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC30 and CS300 systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products;

•	our ability to efficiently scale our internal processes effectively to enable growth;

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

•
the level of product gross profit contribution in any given period due to volume, competition or product mix, particularly with the introduction of flexible commodity-based supercomputers, competitive factors, strategic transactions, product life cycle, currency fluctuations, acceptance penalties and component costs;

•	the competitiveness of our products and prices;

•	our ability to secure additional government funding for future development projects;

•	maintaining and successfully completing our product development projects on schedule and within budgetary limitations;

•	the level and timing of maintenance contract renewals with existing customers; and

•	the terms and conditions of sale or lease for our products and services.
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

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC30 systems and will be required for subsequent systems;

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
If our current and future products targeting markets outside of our traditional markets, primarily our big data analytics and storage and data management products, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities. To grow our revenue from new opportunities outside our primary market, we must compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. These big data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
If our cluster systems are not successful, our operating results will be adversely affected. Our cluster products are the result of our acquisition of Appro International, Inc., or Appro, in the fourth quarter of 2012. We have had limited experience selling cluster-based solutions into the same markets we sell our core supercomputers, and for these products to be successful we must successfully do so without impairing our ability to sell tightly-integrated solutions, such as our Cray XC products.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government (including academic institutions) have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2011, 2012, 2013 and the first six months of 2014, approximately 54%, 68%, 51% and 56%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional decisions in addressing budget concerns, current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	"sequestration";

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, 2012 and 2013;

•	domestic crises;

•
political efforts to limit the activities of the National Security Agency, or NSA, or other intelligence community agencies; including proposed state legislation that would limit or even criminalize doing business with the NSA for certain companies doing business with state governments; and

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

•
if a supplier of a component is subject to a claim that the component infringes a third-party’s intellectual property rights, as has happened with multiple suppliers, our ability to obtain necessary components could be adversely affected or our cost to obtain such components could increase significantly;

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
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2011, 2012, 2013 and the first six months of 2014, approximately 54%, 68%, 51%, and 56% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties have asserted, and may in the future assert, intellectual property infringement claims against us. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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
We may not realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel Corporation, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may not have been successful in ascertaining or evaluating all such risks and, as a result, might not ultimately realize all of the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

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
The “conflicts” rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets. On August 22, 2012, the SEC adopted a rule requiring disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year, commencing with calendar year 2013. Implementation of our supply chain policy could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the disclosure requirements rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products.  We continue to investigate the presence of conflict materials within our supply chain.
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

CRAY INC.

Date:	July 29, 2014	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	July 29, 2014	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	July 29, 2014	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer