Form 10-Q
period 2014-09-30
CRAY INC
filed 2014-10-28
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 22, 2014, there were 40,728,165 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,973	$192,633
Restricted cash	16,939	—
Short-term investments	41,634	14,048
Accounts and other receivables, net	45,459	182,527
Inventory	198,185	95,129
Prepaid expenses and other current assets	32,522	20,999
Total current assets	417,712	505,336

Long-term restricted cash	—	13,768
Long-term investment in sales-type lease, net	34,756	—
Property and equipment, net	31,208	30,278
Service spares, net	1,578	1,828
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	4,482	6,362
Deferred tax assets	26,821	19,206
Other non-current assets	12,709	12,406
TOTAL ASSETS	$543,448	$603,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,471	$34,225
Accrued payroll and related expenses	10,979	22,470
Other accrued liabilities	5,127	22,225
Deferred revenue	64,867	91,488
Total current liabilities	124,444	170,408

Long-term deferred revenue	39,049	50,477
Other non-current liabilities	4,450	6,894
TOTAL LIABILITIES	167,943	227,779

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,723,374 and 40,469,854 shares, respectively	594,637	586,243
Accumulated other comprehensive income	6,547	853
Accumulated deficit	(225,679)	(211,509)
TOTAL SHAREHOLDERS’ EQUITY	375,505	375,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$543,448	$603,366
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$133,461	$31,720	$225,224	$153,941
Service	25,945	22,646	74,439	64,439
Total revenue	159,406	54,366	299,663	218,380
Cost of revenue:
Cost of product revenue	96,080	23,371	164,019	116,418
Cost of service revenue	14,796	10,569	40,173	30,586
Total cost of revenue	110,876	33,940	204,192	147,004
Gross profit	48,530	20,426	95,471	71,376
Operating expenses:
Research and development, net	22,503	21,555	69,313	61,749
Sales and marketing	14,808	11,480	39,843	34,173
General and administrative	5,813	4,970	16,542	15,540
Total operating expenses	43,124	38,005	125,698	111,462
Income (loss) from operations	5,406	(17,579)	(30,227)	(40,086)

Other income (expense), net	(101)	284	(1,084)	94
Interest income, net	72	214	217	794
Income (loss) before income taxes	5,377	(17,081)	(31,094)	(39,198)
Income tax benefit	1,994	6,056	18,779	20,413
Net income (loss)	$7,371	$(11,025)	$(12,315)	$(18,785)

Basic net income (loss) per common share	$0.19	$(0.29)	$(0.32)	$(0.50)
Diluted net income (loss) per common share	$0.18	$(0.29)	$(0.32)	$(0.50)

Basic weighted average shares outstanding	38,783	38,085	38,538	37,695
Diluted weighted average shares outstanding	40,276	38,085	38,538	37,695
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$7,371	$(11,025)	$(12,315)	$(18,785)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	16	53	42	51
Foreign currency translation adjustments	464	103	(81)	(213)
Unrealized gain (loss) on cash flow hedges	5,653	(5,723)	4,534	(3,759)
Reclassification adjustments on cash flow hedges included in net income (loss)	1,697	30	1,199	23
Other comprehensive income (loss)	7,830	(5,537)	5,694	(3,898)
Comprehensive income (loss)	$15,201	$(16,562)	$(6,621)	$(22,683)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(12,315)	$(18,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,232	10,335
Accretion and amortization on available for sale investments	223	1,796
Loss on disposal of fixed assets	397	45
Share-based compensation expense	7,553	5,121
Inventory write-down	1,589	917
Deferred income taxes	(14,048)	(24,150)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	137,480	(31,798)
Long-term investment in sales-type lease, net	(34,652)	—
Inventory	(106,465)	(121,010)
Prepaid expenses and other assets	(5,405)	(2,893)
Accounts payable	9,274	22,134
Accrued payroll and related expenses and other accrued liabilities	(22,786)	(16,998)
Other non-current liabilities	(2,437)	3,525
Deferred revenue	(37,935)	(2,491)
Net cash used in operating activities	(67,295)	(174,252)
Investing activities:
Sales/maturities of available-for-sale investments	28,325	69,680
Purchases of available-for-sale investments	(56,064)	(85,162)
Increase in restricted cash	(3,171)	—
Purchases of property and equipment	(10,161)	(6,122)
Net cash used in investing activities	(41,071)	(21,604)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	438	387
Purchase of employee restricted shares to fund related statutory tax withholding	(3,769)	(3,758)
Proceeds from exercises of stock options	2,315	3,032
Net cash used in financing activities	(1,016)	(339)
Effect of foreign exchange rate changes on cash and cash equivalents	(278)	(251)
Net decrease in cash and cash equivalents	(109,660)	(196,446)
Cash and cash equivalents:
Beginning of period	192,633	253,065
End of period	$82,973	$56,619
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$3
Cash paid for income taxes	$2,564	$2,707
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$1,820	$3,983
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
Revenue Recognition
The Company recognizes revenue, including transactions under sales-type leases, when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are the Company's statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Sales-type leases
When the Company leases a system to a customer, the accounting involves specific determinations, which often involve complex provisions and significant judgments. The four criteria of the accounting standard that the Company uses in the determination of whether a lease is a sales-type lease or an operating lease are: (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the system; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair value of the system; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option. If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise it is an operating lease. Additionally, the Company assesses whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that it has yet to incur with respect to the lease.
The Company considers the economic lives of most of its products to range from three to four years. There is no significant after-market for the Company's used products and the Company believes that the economic lives are representative of the periods during which its products are expected to be economically usable, with normal service, for the purposes for which they were intended. Residual values are not significant.
The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which the Company records as a lease receivable. The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income. Unearned interest income is recorded at the inception of the lease and amortized over the lease term using the effective interest method.

Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the potential impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$99,912	$99,912	$—
Available-for-sale investments (1)	41,634	41,634	—
Foreign exchange forward contracts (2)	5,625	—	5,625
Assets measured at fair value at September 30, 2014	$147,171	$141,546	$5,625
Liabilities:
Foreign exchange forward contracts (3)	$(3,247)	$—	$(3,247)
Liabilities measured at fair value at September 30, 2014	$(3,247)	$—	$(3,247)

(1)	Included in "Short-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2014, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	September 30, 2014	December 31, 2013
British Pounds (GBP)	97.0	36.4
Euros (EUR)	29.4	53.0
Swiss Francs (CHF)	9.0	5.6
Canadian Dollars (CAD)	—	3.9
Japanese Yen (JPY)	534.4	1,239.8
Singapore Dollars (SGD)	0.1	3.2
Swedish Krona (SEK)	84.8	—
The Company had hedged foreign currency exposure of approximately $222.1 million and $151.4 million as of September 30, 2014 and December 31, 2013, respectively. Cash receipts associated with the hedged contracts are expected to be received from 2014 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance or over the period during which hedged receivables denominated in a foreign currency are outstanding.

Fair Values of Derivative Instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2014	Fair Value as of December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$3,064	$1,654
Foreign currency contracts	Other non-current assets	2,561	76
Foreign currency contracts	Other accrued liabilities	(1,248)	(2,942)
Foreign currency contracts	Other non-current liabilities	(1,999)	(4,295)
Total fair value of derivatives classified as hedging instruments		$2,378	$(5,507)
Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2014 and 2013 (in thousands). The gross reclassification adjustments decreased product revenue for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Gross of tax reclassifications	$(2,828)	$(52)	$(1,998)	$(38)
Net of tax reclassifications	$(1,697)	$(30)	$(1,199)	$(23)
The following tables show the changes in Accumulated Other Comprehensive Income by component for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended September 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$26	$2,712	$(4,021)	$(1,283)
Current-period change, net of tax	16	464	7,350	7,830
Ending balance	$42	$3,176	$3,329	$6,547

Income tax expense (benefit) associated with current-period change	$11	$(153)	$4,936	$4,794

Three Months Ended September 30, 2013
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(48)	$3,985	$2,883	$6,820
Current-period change, net of tax	53	103	(5,693)	(5,537)
Ending balance	$5	$4,088	$(2,810)	$1,283

Income tax expense (benefit) associated with current-period change	$35	$69	$(3,795)	$(3,691)

Nine Months Ended September 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	42	(81)	5,733	5,694
Ending balance	$42	$3,176	$3,329	$6,547

Income tax expense (benefit) associated with current-period change	$28	$(125)	$3,869	$3,772

Nine Months Ended September 30, 2013
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	51	(213)	(3,736)	(3,898)
Ending balance	$5	$4,088	$(2,810)	$1,283

Income tax expense (benefit) associated with current-period change	$34	$(142)	$(2,491)	$(2,599)
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
For the three months ended September 30, 2014, the added shares from these items included in the calculation of diluted shares and EPS totaled 1.5 million. For the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, outstanding stock options and unvested restricted stock were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine months ended September 30, 2014, potential gross common shares of 0.9 million and 3.0 million were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2013, potential gross common shares of 4.1 million were antidilutive and not included in computing diluted EPS.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income. The carrying amount of the Company’s investments in available-for-sale securities as of September 30, 2014 and December 31, 2013 are shown in the table below (in thousands):

	September 30, 2014	December 31, 2013
Short-term available-for-sale securities cost	$41,564	$14,048
Short-term available-for-sale securities unrealized gains	70	—
Short-term available-for-sale securities fair value	$41,634	$14,048

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts receivable	$17,116	$169,417
Unbilled receivables	6,308	9,075
Advance billings	8,436	2,141
Short-term investment in sales-type lease	10,066	—
Other receivables	3,630	2,051
	45,556	182,684
Allowance for doubtful accounts	(97)	(157)
Accounts and other receivables, net	$45,459	$182,527

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2014 and December 31, 2013, accounts receivable included $14.0 million and $111.9 million, respectively, due from U.S. government agencies and customers primarily serving the U.S. government, including academic institutions. Of these amounts, $1.7 million and $0.3 million were unbilled as of September 30, 2014 and December 31, 2013, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2014, two non-U.S. government customers accounted for 38% of total accounts and other receivables. As of December 31, 2013, no non-U.S. government customers accounted for more than 10% of total accounts and other receivables.

Note 8— Sales-type lease

As of September 30, 2014, the Company has a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer's acceptance of the system.
The following table shows the components of the net investment in the sales-type lease as of September 30, 2014 (in thousands):

Total minimum lease payments to be received	$58,257
Less: executory costs	(11,896)
Net minimum lease payments receivable	46,361
Estimated residual value of leased property (unguaranteed)	1,305
Less: unearned income	(2,844)
Net investment in sales-type lease	44,822
Less: long-term investment in sales-type lease	(34,756)
Investment in sales-type lease included in accounts and other receivables	$10,066

    As of September 30, 2014, minimum lease payments for each of the succeeding five fiscal years are as follows (in thousands):

2014	$2,957
2015	14,747
2016	14,747
2017	14,747
2018	11,059
Total minimum lease payments to be received	$58,257

Note 9— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Components and subassemblies	$31,603	$46,339
Work in process	79,961	23,618
Finished goods	86,621	25,172
Total	$198,185	$95,129
Finished goods inventory of $30.7 million and $24.8 million was located at customer sites pending acceptance as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, two customers accounted for $52.5 million, and at December 31, 2013, one customer accounted for $18.0 million of finished goods inventory.
During the three and nine months ended September 30, 2014, the Company wrote off $0.6 million and $1.6 million, respectively, of inventory related to various product lines. During the three and nine months ended September 30, 2013, the Company wrote off $0.4 million and $0.9 million of inventory, primarily related to the Company's Cray XE, Cray XK and CS300 product lines.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred product revenue	$27,561	$54,065
Deferred service revenue	76,355	87,900
Total deferred revenue	103,916	141,965
Less: long-term deferred revenue	(39,049)	(50,477)
Deferred revenue in current liabilities	$64,867	$91,488
As of September 30, 2014, four customers accounted for 76% of total deferred revenue. At December 31, 2013, three customers accounted for 47% of total deferred revenue.
Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and nine month periods ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.32%	1.00%	1.22%	0.90%
Expected dividend yield	—%	—%	—%	—%
Volatility	52.58%	47.20%	52.45%	47.50%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$11.62	$7.32	$11.12	$7.40
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three and nine months ended September 30, 2014 was 8.0% and 8.3%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period. The fair value of unvested restricted stock is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of product revenue	$56	$36	$165	$89
Cost of service revenue	60	50	191	166
Research and development, net	339	337	1,862	1,053
Sales and marketing	493	565	2,309	1,531
General and administrative	1,205	848	3,026	2,282
Total	$2,153	$1,836	$7,553	$5,121
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	2,078,069	$9.29
Grants	319,900	$26.83
Exercises	(307,006)	$7.54
Canceled and forfeited	(55,165)	$18.88
Outstanding at September 30, 2014	2,035,798	$12.05	6.8
Exercisable at September 30, 2014	1,283,505	$7.85	5.8
Available for grant at September 30, 2014	3,061,768

As of September 30, 2014, there was $29.1 million of aggregate intrinsic value of outstanding stock options, including $23.7 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2014 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. During the three and nine months ended September 30, 2014, stock options covering 135,491 and 307,006 shares of common stock, respectively with a total intrinsic value of $2.6 million and $7.5 million were exercised. During the three and nine months ended September 30, 2013, stock options covering 161,767 and 474,492 shares of common stock with a total intrinsic value of $3.0 million and $7.2 million were exercised.

A summary of the Company’s unvested restricted stock grants and changes during the nine months ended September 30, 2014 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,127,700	$12.05	1,094,000	$15.94	2,221,700	$13.97
Granted	434,734	$28.48	—	$—	434,734	$28.48
Forfeited	(131,164)	$14.84	(241,000)	$17.58	(372,164)	$16.62
Vested	(422,179)	$11.12	—	$—	(422,179)	$11.12
Outstanding at September 30, 2014	1,009,091	$19.16	853,000	$15.48	1,862,091	$17.47
The estimated forfeiture rate applied to the Company's restricted stock grants during the three and nine months ended September 30, 2014 was 8.0% and 6.1%, respectively. The aggregate fair value of restricted stock vested during the nine months ended September 30, 2014 and 2013 was $11.8 million and $14.0 million, respectively.
As of September 30, 2014, the Company had $31.9 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock. This includes $12.9 million for performance vesting restricted stock subject to performance measures which are currently not considered probable to vest and $0.3 million for performance vesting restricted stock subject to performance measures which currently are considered probable to vest. No compensation expense is recognized for performance vesting restricted stock subject to performance measures that are not yet considered probable of attainment.
Unrecognized compensation cost related to unvested stock options and unvested restricted stock considered probable to vest is expected to be recognized over a weighted average period of 3.0 years.
Note 12— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective Tax Rates	(37)%	35%	60%	52%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of (37)% and 60% for the three and nine months ended September 30, 2014 was the result of a change in the business outlook with respect to the current and future years, as well as a research and development tax credit benefit, in the amount of $0.9 million, that was recorded by the Company during the three months ended September 30, 2014.
A number of items, none of which was material, resulted in the Company's actual tax rate for three months ended September 30, 2013 equaling the expected statutory tax rate of 35%. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% for the nine months ended September 30, 2013 was the impact of an improved business outlook with respect to the year ended December 31, 2013 and an improved business outlook with respect to future years that resulted in a reduction of the valuation allowance held against the Company's U.S. deferred tax assets by $8.3 million.
The decision to adjust the valuation allowance held against the Company’s U.S. deferred tax assets is based upon an evaluation of all available positive and negative evidence relating to the current and future years. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance on deferred tax assets. The assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is severely limited due to the rapid rate of technological change in the industry in which it operates. As a result of an improved business forecast, the Company concluded that it was more likely than not that additional deferred tax assets would be realized.

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
Note 13— Segment Information
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
Supercomputing
Supercomputing includes a suite of highly advanced supercomputers and cluster systems which are used by single users all the way up through large research and engineering centers in universities, government laboratories, and commercial institutions. Supercomputing also includes the ongoing maintenance of these systems as well as system analysts.
Storage and Data Management
Storage and Data Management offers the Cray Sonexion and Tiered Adaptive Storage solution as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other is the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Supercomputing	$134,619	$39,514	$244,873	$175,987
Storage and Data Management	20,587	10,094	43,298	32,868
Maintenance and Support	21,996	18,974	64,517	56,765
Engineering Services and Other	4,200	4,758	11,492	9,525
Elimination of inter-segment revenue	(21,996)	(18,974)	(64,517)	(56,765)
Total revenue	$159,406	$54,366	$299,663	$218,380

Gross Profit:
Supercomputing	$40,756	$13,158	$75,553	$51,637
Storage and Data Management	6,730	4,039	15,251	13,768
Maintenance and Support	9,551	9,422	29,818	28,959
Engineering Services and Other	1,044	3,229	4,667	5,971
Elimination of inter-segment gross profit	(9,551)	(9,422)	(29,818)	(28,959)
Total gross profit	$48,530	$20,426	$95,471	$71,376
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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, the United Arab Emirates, China, Singapore and Taiwan. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Three months ended September 30,
Product revenue	$36,626	$21,708	$96,835	$10,012	$133,461	$31,720
Service revenue	18,867	16,418	7,078	6,228	25,945	22,646
Total revenue	$55,493	$38,126	$103,913	$16,240	$159,406	$54,366

	United States		Other Countries		Total
	2014	2013	2014	2013	2014	2013
Nine months ended September 30,
Product revenue	$97,418	$111,300	$127,806	$42,641	$225,224	$153,941
Service revenue	53,747	45,671	20,692	18,768	74,439	64,439
Total revenue	$151,165	$156,971	$148,498	$61,409	$299,663	$218,380
Product and service revenue from U.S. government agencies and customers primarily serving the U.S. government totaled approximately $51.0 million and $131.0 million, respectively, for the three and nine months ended September 30, 2014, compared to approximately $24.2 million and $121.3 million for the three and nine months ended September 30, 2013. For the nine months ended September 30, 2014, revenue in the UK accounted for 19% of total revenue. For the nine months ended September 30, 2013, no foreign countries or non-U.S. government customers accounted for more than 10% of total revenue.

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
Overview
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers. We also provide storage and analytics solutions, software, system maintenance and support services and engineering services related to supercomputer systems. Our customers include foreign and domestic government agencies, government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the “big data” (including storage and analytics) market. We provide customer-focused solutions based on two models: (1) we provide highly integrated supercomputing, storage and data analytics solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale, and (2) we provide flexible commodity-based "cluster" supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our current strategy is to gain market share in the supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data”.
Summary of First Nine Months of 2014 Results
Total revenue increased $81.3 million for the first nine months of 2014 compared to the first nine months of 2013, from $218.4 million to $299.7 million, due mainly to higher product revenue. The increase in product revenue of $71.3 million was primarily attributable to a higher volume of Supercomputing and Storage and Data Management acceptances, benefiting from earlier availability of components, in the nine months ended September 30, 2014 as compared to the first nine months of 2013. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, and the availability of certain key components, among other factors.
Net loss for the first nine months of 2014 was $12.3 million compared to net loss of $18.8 million for the same period in 2013. The decrease in net loss was primarily attributable to an increase in gross profit of $24.1 million due to higher revenue, partially offset by an increase in operating expenses of $14.2 million, primarily due to increased investments in research and development for our big data solutions.
Net cash used in operating activities was $67.3 million for the first nine months of 2014 compared to net cash used in operating activities of $174.3 million for the first nine months of 2013. Net cash used in operating activities in the first nine months of 2014 was primarily driven by a net loss of $12.3 million, an increase in inventory of $106.5 million as a result of systems builds for future deliveries, a decrease in deferred revenue of $37.9 million as a result of two large customer acceptances in the third quarter of 2014, an increase in our long-term investment in sales-type lease of $34.7 million and a decrease in other accrued liabilities and payroll related accruals of $22.8 million, partly as a result of payment of the 2013 accrued incentive compensation expense and partly as a result in a decrease in accrued taxes. These amounts were partially offset by our accounts payable balance increasing by $9.3 million and collections from customers that resulted in a decrease in accounts receivable of $137.5 million.
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
We have also expanded our addressable market by providing cluster systems and solutions to the supercomputing market that allow us to offer flexible platforms to incorporate best of breed components to allow customers to optimize the system to fit their unique requirements.
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:

Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management along with big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Our product gross profit margin increased from 24% for the nine months ended September 30, 2013 to 27% during the same period in 2014. The product gross profit margin increased in part due to higher than expected costs on the second phase of the upgrade at Oak Ridge National Laboratory, which negatively impacted our product gross profit margin for the nine months ended September 30, 2013. Service gross profit margin decreased from 53% for the nine months ended September 30, 2013 to 46% for the same period in 2014 primarily due to an increase in compensation cost due to a higher number of support personnel to support anticipated future growth in systems installations, higher third party costs for our engineering services contracts, and severance costs due to a workforce rebalancing.
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

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$133,461	$31,720	$225,224	$153,941
Less: Cost of product revenue	96,080	23,371	164,019	116,418
Product gross profit	$37,381	$8,349	$61,205	$37,523
Product gross profit margin	28%	26%	27%	24%
Service revenue	$25,945	$22,646	$74,439	$64,439
Less: Cost of service revenue	14,796	10,569	40,173	30,586
Service gross profit	$11,149	$12,077	$34,266	$33,853
Service gross profit margin	43%	53%	46%	53%
Total revenue	$159,406	$54,366	$299,663	$218,380
Less: Total cost of revenue	110,876	33,940	204,192	147,004
Total gross profit	$48,530	$20,426	$95,471	$71,376
Total gross profit margin	30%	38%	32%	33%

Product Revenue
Product revenue for the three and nine months ended September 30, 2014 of $133.5 million and $225.2 million, respectively, was primarily from sales of our Cray XC, Cray CS and Sonexion storage systems. Product revenue for the three and nine months ended September 30, 2013 of $31.7 million and $153.9 million, respectively, was primarily from sales of our Cray XC, Cray XK, Cray CS and Sonexion storage systems. Product revenue for the nine months ended September 30, 2014 increased from the prior year period primarily due to a higher volume of Supercomputing and Storage and Data Management acceptances, benefiting from the earlier availability of components, in the nine months ended September 30, 2014 as compared to the first nine months of 2013.
Service Revenue
Service revenue for the three months ended September 30, 2014 was $25.9 million compared to $22.6 million for the same period in 2013. Service revenue for the nine months ended September 30, 2014 was $74.4 million compared to $64.4 million for the same period in 2013. The increase in service revenue in both periods was primarily due to higher maintenance revenue from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $72.7 million and $47.6 million, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. For the three months ended September 30, 2014, product gross profit margin increased by 2% points to 28% from 26% in the same period in 2013. For the nine months ended September 30, 2014, product gross profit margin increased 3% points to 27% from 24% in the same period in 2013. The product gross profit margin increased in part due to higher than expected costs on the second phase of the upgrade at Oak Ridge National Laboratory, which negatively impacted our product gross profit margin for the nine months ended September 30, 2013. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three and nine months ended September 30, 2014, cost of service revenue increased by $4.2 million and $9.6 million, respectively, due to higher service revenue. Service gross profit margin for the three months ended September 30, 2014 decreased by 10% points to 43% compared to 53% in the same period in 2013. Service gross profit margin for the nine months ended September 30, 2014 decreased by 7% points to 46% compared to 53% in the same period in 2013. The decreases in both periods were primarily due to increases in compensation cost due to a higher number of support personnel to support anticipated future growth in systems installations, higher third party costs for our engineering services contracts, and severance costs of $0.6 million due to a workforce rebalancing.

Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross research and development expenses	$24,884	$22,504	$75,809	$65,015
Less: Amounts included in cost of revenue	(2,280)	(949)	(5,395)	(2,677)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(101)	—	(1,101)	(589)
Net research and development expenses	$22,503	$21,555	$69,313	$61,749
Percentage of total revenue	14%	40%	23%	28%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and nine months ended September 30, 2014, gross research and development expenses increased by $2.4 million and $10.8 million, respectively, compared to the same periods in 2013. These increases in our gross research and development expenses were due to increased research and development spending for our new products through increased compensation costs and outside services.
Net research and development expenses increased by $0.9 million and $7.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were due to higher gross research and development expenses, offset in part by increased reimbursed research and development expenses and amounts included in cost of revenue principally in the first quarter of 2014.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2014 and 2013, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and marketing	$14,808	$11,480	$39,843	$34,173
Percentage of total revenue	9%	21%	13%	16%
General and administrative	$5,813	$4,970	$16,542	$15,540
Percentage of total revenue	4%	9%	6%	7%
Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2014 increased by $3.3 million and $5.7 million, respectively, from the same periods in 2013, primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force, marketing programs costs and severance costs of $1.2 million related to certain executive changes.
General and Administrative. General and administrative expense for the three and nine months ended September 30, 2014 increased by $0.8 million and $1.0 million from the same periods in 2013. These increases are a result of increased compensation expense, share-based compensation and recruiting costs, all due to an increase in headcount to support the growth in the business.
Other Income (Expense), net
For the three months ended September 30, 2014 we recognized net other expense of $0.1 million compared to net other income of $0.3 million for the same period 2013. For the nine months ended September 30, 2014, we recognized net other expense of $1.1 million compared to net other income of $0.1 million for the same period in 2013. Net other income and expense for the three and nine months ended September 30, 2014 and 2013 included small gains and losses from foreign currency transactions, investments and disposals of assets.

Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2014 and 2013, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$74	$226	$245	$825
Interest expense	(2)	(12)	(28)	(31)
Interest income, net	$72	$214	$217	$794

Interest income, net for the three and nine months ended September 30, 2014 decreased as compared to the same periods in 2013 due to lower average investment balances and a higher proportion of investments held in short-term money market funds which typically carry a lower interest rate.
Taxes
Our effective tax rates were approximately (37)% and 60% for the three and nine months ended September 30, 2014 compared to 35% and 52% for the three and nine months ended September 30, 2013. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of (37)% and 60% for the three and nine months ended September 30, 2014 was the result of a change in the business outlook with respect to the current and future years, as well as a research and development tax credit benefit, in the amount of $0.9 million that we recorded during the three months ended September 30, 2014.
A number of items, none of which was material, resulted in our actual tax rate for three months ended September 30, 2013 equaling the expected statutory tax rate of 35%. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% for the nine months ended September 30, 2013 was the result of a change in the business outlook with respect to the year ended December 31, 2013 and an improved business outlook with respect to future years that resulted in a reduction of the valuation allowance held against our U.S. deferred tax assets by $8.3 million.
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
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We also recently entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over the next four years. The material changes in certain of our balance sheet accounts were due to the timing of product deliveries, customer acceptances, contractually determined billings and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
Cash and cash equivalents decreased by $109.7 million from December 31, 2013 to September 30, 2014. The decrease was in part attributable to a net loss of $12.3 million, net purchases of investments of $27.7 million, an increase in inventory of $106.5 million as a result of systems builds for future deliveries, a decrease in deferred revenue of $37.9 million as a result of two large customer acceptances in the third quarter of 2014, an increase in our long-term investment in sales-type lease of $34.7 million and a decrease in other accrued liabilities and payroll related accruals of $22.8 million, partly as a result of payment of the 2013 accrued incentive compensation expense and partly as a result of a decrease in accrued taxes. These amounts were partially offset by our accounts payable balance increasing by $9.3 million and collections from customers that resulted in a decrease in accounts receivable of $137.5 million.
As of September 30, 2014, we had working capital of $293.3 million compared to $334.9 million as of December 31, 2013. During the nine months ended September 30, 2014, we invested $56.1 million in debt securities and had a total of $41.6 million in debt security investments, all of which was classified as short-term as of September 30, 2014.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash used in:
Operating Activities	$(67,295)	$(174,252)
Investing Activities	$(41,071)	$(21,604)
Financing Activities	$(1,016)	$(339)

Operating Activities. Net cash used in operating activities was $67.3 million for the first nine months of 2014 compared to net cash used in operating activities of $174.3 million for the first nine months of 2013. The decrease in net cash used in operating activities for the first nine months of 2014 compared to the first nine months of 2013 was primarily a result of the timing of collections from customers with a much higher portion of 2013 fourth quarter revenue being collected in the first quarter of 2014 as opposed to revenue generated in the fourth quarter 2012 which was primarily collected within that quarter. Net cash used in operating activities in the first nine months of 2014 was primarily driven by a net loss of $12.3 million, an increase in inventory of $106.5 million as a result of systems builds for future deliveries, a decrease in deferred revenue of $37.9 million as a result of two large customer acceptances in the third quarter of 2014, an increase in our long-term investment in sales-type lease of $34.7 million and a decrease in other accrued liabilities and payroll related accruals of $22.8 million, partly as a result of payment of the 2013 accrued incentive compensation expense and partly as a result of a decrease in accrued taxes. These amounts were partially offset by our accounts payable balance increasing by $9.3 million and collections from customers that resulted in a decrease in accounts receivable of $137.5 million. For the nine months ended September 30, 2013, net cash used in operating activities was due in part to an increase in inventory and the payment of the 2012 accrued incentive compensation expense.
Investing Activities. Net cash used in investing activities was $41.1 million for the nine months ended September 30, 2014, compared to $21.6 million net cash used in investing activities for the same 2013 period. Net cash used in investing activities for the nine months ended September 30, 2014 was due principally to purchases of debt securities and property and equipment of $56.1 million and $10.2 million respectively, partially offset by sales and maturities of debt securities of $28.3 million. For the nine months ended September 30, 2013, net cash used in investing activities was due principally to purchases of debt securities of $85.2 million, partially offset by sales and maturities of debt securities of $69.7 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2014 was $1.0 million compared to $0.3 million net cash used in financing activities for the same period in 2013. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2014 (Less than 1 Year)	2015-2016	2017-2018	Thereafter
Development agreements	$5,528	$4,228	$1,300	$—	$—
Operating leases	21,507	1,269	9,962	6,522	3,754
Total contractual cash obligations	$27,035	$5,497	$11,262	$6,522	$3,754

As of September 30, 2014, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association. This facility had a maturity date of October 15, 2014. As of September 30, 2014, we also had a $10.0 million letter of credit facility with Silicon Valley Bank. The Silicon Valley Bank facility is unsecured and may be used only to support the issuance of letters of credit. This facility had a maturity date of October 17, 2014. We have made no draws and had no outstanding borrowings on any credit facilities as of September 30, 2014. Both facilities were renewed in October 2014 with similar terms.
As of September 30, 2014, we had $16.9 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine months ended September 30, 2014, we incurred $2.4 million and $9.4 million, respectively, for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2014 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
We recognize revenue, including transactions under sales-type leases, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained, where applicable. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Sales-type leases
When we lease a system to a customer, the accounting involves specific determinations, which often involve complex provisions and significant judgments. The four criteria of the accounting standard that we use in the determination of whether a lease is a sales-type lease or an operating lease are: (a) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the system; (b) a review of the minimum lease payments to determine if they are equal to or greater than 90% of the fair value of the system; (c) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (d) a determination of whether or not the lease contains a bargain purchase option. If the lease transaction meets one of the four criteria, then it is recorded as a sales-type lease; otherwise it is an operating lease. Additionally, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that it has yet to incur with respect to the lease.
We consider the economic lives of most of our products to range from three to four years. There is no significant after-market for our used products and we believe that the economic lives are representative of the periods during which our products are expected to be economically usable, with normal service, for the purposes for which they were intended. Residual values are not significant.
The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which we record as a lease receivable. The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income. Unearned interest income is recorded at the inception of the lease and amortized over the lease term using the effective interest method.
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
As of September 30, 2014, we had approximately $122.7 million of net deferred tax assets, against which we provided a $80.3 million valuation allowance, resulting in a net deferred tax asset of $42.4 million. We continue to provide a partial valuation allowance against our U.S. deferred tax assets and a full valuation allowance against our deferred tax assets in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not. Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of a valuation allowance, is reviewed quarterly. If our conclusion about the realizability of our deferred tax assets changes in a future period, we could record a substantial tax provision or benefit in our Condensed Consolidated Statements of Operations when that occurs.
Estimated interest and penalties are recorded as components of interest expense and other expense, respectively.
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
Foreign Currency Risk: We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced in U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we commonly sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be short-term in nature, we are subject to foreign currency exchange risks. As of September 30, 2014, we were a party to forward exchange contracts that hedged approximately $222.1 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contract was signed and when the cash receipts are expected to be received. Our foreign maintenance contracts are typically paid in local currencies and provide a natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. As of September 30, 2014, a 10% change in foreign exchange rates could impact our annual earnings and cash flows by approximately $1.4 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets or other contractual obligations, or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we experienced net losses for the nine months ended September 30, 2014 and in earlier periods. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments may not be realized when expected or at all.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems, including attached Sonexion storage systems, as well as upgrades and successor systems;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products;

•	our ability to efficiently scale our internal processes effectively to enable growth;

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

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC and Cray CS systems and upgrades and successors systems;

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

•	the introduction or announcement of competitive or key industry supplier products;

•	competitor pricing strategies;

•	price fluctuations in the processors and other commodity electronics and memory markets;

•	general economic trends, including changes in levels of customer capital spending;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	our customers' ability to make future payments in accordance with contractual terms of their purchase or sales-type lease agreements; and

•	currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe.
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
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems. We need to compete successfully against HPC systems from both, large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC systems and will be required for subsequent systems;

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
Failure to successfully develop and sell our Cray XC systems and successor systems into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
If our current and future products targeting markets outside of our traditional markets, primarily our big data analytics and storage and data management products, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional market, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities. To grow our revenue from opportunities outside our primary market, we must compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. These big data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
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
We completed the acquisition of Appro in the fourth quarter of 2012, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our stockholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

•	difficulties in successfully integrating the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; or

•	become subject to intellectual property or other litigation.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. government and customers primarily serving the U.S. government (including academic institutions) have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2011, 2012, 2013 and the first nine months of 2014, approximately 54%, 68%, 51% and 44%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to U.S. government agencies and customers primarily serving the U.S. government. Sales to government agencies and customers primarily serving the U.S. government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	"sequestration";

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations including Congressional delays in completing appropriation bills as occurred in 2011, 2012 and 2013;

•	domestic crises;

•
political efforts to limit the activities of U.S. intelligence community agencies; including proposed state legislation that would limit or even criminalize doing business with the NSA for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt.

If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors, including accelerators, for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our specifications in sufficient quantities and with acceptable quality on time or deliver when required, or delays future components or systems beyond anticipated delivery dates, then sales, production, delivery, acceptance and revenue from our systems could be delayed and/or reduced and we could be subject to costly penalties even once delivered and accepted, which has happened multiple times in the past and has at times significantly lowered our revenue for a particular quarter or year;

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

Certain delays in the availability of acceptable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in multiple prior periods, in some cases significantly, and could adversely affect future results.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2011, 2012, 2013 and the first nine months of 2014, approximately 54%, 68%, 51%, and 44% respectively, of our revenue was derived from the U.S. government or customers primarily serving the U.S. government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	Offer Letter between the Company and Steven L. Scott, dated August 30, 2014					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	October 28, 2014	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	October 28, 2014	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	October 28, 2014	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer