Form 10-K
period 2014-12-31
CRAY INC
filed 2015-02-19
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $1,041,002,837 based upon the closing price of $26.60 per share reported on June 30, 2014, on the Nasdaq Global Market.
As of February 13, 2015, there were 40,826,651 shares of Common Stock issued and outstanding.
________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on or around June 10, 2015, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2014

_________________

CRAY, and the stylized CRAY mark, SONEXION and URIKA are registered trademarks of Cray Inc. in the United States and other countries, and the CS, XE, XK, and XC families of supercomputers are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I
Item 1.    Business
General
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding storage and analytics market. We provide customer-focused solutions based on three models: (1) highly integrated supercomputing and storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) turn-key analytic solutions featuring industry standards and innovative graph technologies. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our strategy is to gain market share in the supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools on large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster, storage and analytics technology, into unique solutions offerings that work in a workflow-driven datacenter environment.
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
Products, Services and Customer Support
We concentrate on building product solutions for our customers in two major markets – the supercomputing portion of HPC and big data, including storage and data analytics. We also provide a range of service offerings around these products that leverage our high quality support and intimate understanding of our customers.
Cray Supercomputing Systems
Our supercomputing products span a broad performance spectrum and address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors; ease of use for high productivity; and very high levels of sustained performance on real applications. We achieve this by designing and integrating supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased density, upgradability, energy efficiency and reliability requirements and scalable system software that significantly enhances performance, productivity and manageability at scale. With our “Adaptive Supercomputing” vision, we have expanded the concept of heterogeneous computing to a fully integrated view of hardware and software supporting both multiple processing technologies and diverse workloads.
Our supercomputers are the result of our Adaptive Supercomputing vision that integrates diverse technologies into a unified architecture enabling customers to match the computational solution to the need. Our systems utilize components and technologies designed to support the requirements of the most demanding HPC users. Our XC40 supercomputers are designed to provide significantly higher sustained performance on many important applications that require the very highest levels of scaling, with substantial performance improvements over comparable commodity technologies. Our CS series of supercomputer cluster solutions (including CS400 and CS-Storm) emphasize flexibility, capacity and industry standard designs for compute-intensive customer needs. All of our supercomputers are designed to allow HPC users to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities and improving national security.
Our supercomputer systems are designed to offer several additional benefits including:

•	superior price-performance;

•	production quality reliability and resiliency;

•	open standards, including Linux-based operating systems, open file systems (e.g., Lustre™) and open programming models (e.g., MPI, OpenMP and OpenACC);

•	upgrade paths that allow customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	integrated operating system software and Cray programming environment;

•	excellent energy efficiency optimized for minimum energy consumed to solution;

•	flexibility of processor type, memory, network configuration, storage configuration and system software tools developed towards our Adaptive Supercomputing vision; and

•	the Cray service experience, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.
We expect the continued advancement of many-core and accelerator processors to be advantageous to us as the processors complement our technical strengths in networking, scaling, system software and cooling and power management technologies. The growing number of cores on each processor continues to amplify the scaling issues that customers face today, and accelerators or coprocessors will further stress the system’s communications network. We believe our balanced approach to system design and support for innovative parallel programming methodologies will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.
Cray XC40 Supercomputer. The Cray XC40 supercomputer is our recent highly integrated supercomputing system, which delivers on our commitment to an Adaptive Supercomputing architecture providing extreme scale and sustained performance in both water- and air-cooled packaging options. The Cray XC40 system provides the HPC user community the advantage of the computational resources of our supercomputers powered by the Intel Xeon E5 family of processors combined with the Aries interconnect, providing a flexible and unique Dragonfly network topology, our robust and fully-integrated software environment and innovative power and cooling technologies. In addition, the Cray XC family of supercomputers has been expanded to include Intel Xeon Phi coprocessors and NVIDIA Tesla graphics processor units, or GPUs.
The Cray XC40 supercomputer utilizes the Cray Linux Environment, which has been enhanced and hardened over the past 10 years on Cray Supercomputing systems. Customers may buy a single Cray XC40 supercomputer to run both a highly scalable custom workload as well as an industry-standard, independent software vendor workload. The Cray XC40 system includes powerful compiler, runtime and related software that allows users to transparently leverage the underlying hardware components.
Cray CS400-AC Supercomputer. The Cray CS400-AC supercomputer cluster system offers an energy-efficient, air-cooled architecture featuring high performance, high availability computing. It includes flexible configuration options for a wide range of data center cooling architecture requirements through the use of air or chilled cooling rear door heat exchangers. The Cray CS400-AC system is integrated with the HPC Software Stack, software tools compatible with most open source and commercial compilers, tools, schedulers and libraries to run complex applications. This solution is also integrated with the Advanced Cluster Engine. This management software suite is designed to substantially reduce the complexity of managing HPC clusters by offering server, cluster, storage, and network management features combined with node provisioning, failover, load-balancing, job scheduling and revision control capabilities with multi-Linux OS support.
Cray CS400-LC Supercomputer. The new Cray CS400-LC cluster supercomputer system offers the features and benefits of the Cray CS400-AC system with superior energy savings, lower total cost of operation and faster return on investment by requiring fewer or no air conditioning units in the data center. Its unique design uses warm water liquid-cooling heat exchangers with no chillers, reducing typical energy consumption used to cool the data center by up to 50%. This system offers high performance and energy efficiency three times more per rack than traditional air-cooled designs. It also provides up to 80% heat capture for heat reuse. The Cray CS400-LC solution isolates the primary data center loop and uses a low-pressure isolated secondary data center liquid loop to cool the server’s critical components such as processors and memory improving cooling system reliability as well as safety.
Cray CS-Storm Supercomputer. The CS-Storm supercomputer is a purpose-built solution employing GPUs in a very high density architecture to deliver superior performance, density and energy efficiency on highly data-parallel computations. The Cray CS-Storm combines innovative architecture design, supporting up to 8 GPUs per compute node, with the same production software environment available on the CS400 products. Market segments such as finance, energy, government and higher education utilize GPU-accelerated applications that can benefit significantly from the CS-Storm architecture. A CS-Storm supercomputer chassis may also be incorporated within a CS400 cluster supercomputer when appropriate. The software stack, programming environment and management infrastructure are shared, making such integration seamless.
Cray Analytics Products
Our analytics products apply supercomputing technologies to solve the most challenging data analytics use-cases, with performance at scale. The tremendous growth in data volumes and data complexity as well as the development of advanced analytic techniques and increased time-to-value expectations are driving the need for supercomputing class architectures. Our experience in high performance data-intensive, memory-centric architectures are being brought to bear in our Urika line of products.
Cray Urika-GD Graph Discovery Appliance. Our Urika-GD graph discovery appliance addresses one of the most complex problems in advanced analytics - interactive data discovery with graphs. This enterprise-ready appliance is designed to discover unknown and hidden relationships in big and diverse data, perform real-time analytics, and shorten customers’ time to insight.

Urika-GD is based on a very large shared memory and massively multithreaded platform, with a highly scalable RDF/SPARQL based graph database.
Cray Urika-XA Extreme Analytics Platform. Our Urika-XA extreme analytics platform is architected for production-class data analytics workloads. Urika-XA’s turnkey architecture comes pre-integrated with Apache Hadoop® and Apache Spark™ frameworks yet is versatile and open to support additional emerging tools in the big data ecosystem. Urika-XA enables users to consolidate multiple computing workloads ranging from data integration, machine learning, interactive data exploration, visualization, iterative algorithms and more onto a single analytics platform. This allows customers to optimize their dataflows or analytic pipelines and also reduce the footprint of their analytics infrastructure. The Urika-XA platform delivers performance and reliability on a wide range of analytics applications, thereby lowering total cost of ownership on production data analytics.
Cray Storage and Data Management Products
Our storage and data management products include integrated data storage and data management solutions for HPC and big data by leveraging years of experience delivering high performance parallel storage and file systems to our customers. We are able to rapidly deploy highly scalable and extremely fast file systems that integrate effectively with computing solutions ranging from third-party and Cray Linux clusters to highly integrated Cray supercomputers.
Cray Sonexion Storage Systems. Our flagship storage product line, the Cray Sonexion, embeds the Lustre parallel file system and other software in an optimal configuration to reduce deployment time, increase reliability, capacity and scale performance. Cray Sonexion offers an optimal combination of modular scaling capacity from terabytes to petabytes and sustained IO performance from seven gigabytes to over one terabyte per second in a single file system. High density is achieved through reducing storage componentry and cabling. Sonexion systems are engineered to be installed and put into production more quickly than other HPC storage solutions and can be attached to Cray XC30, XC40, CS300 and CS400 systems as well as industry-standard Linux clusters.
Cray Tiered Adaptive Storage (TAS). Cray Tiered Adaptive Storage, critical for big data and HPC, is a flexible storage and archiving solution that allows customers to transparently move data among fast, primary and archival tiers. TAS is a complete and open archiving solution, offering all hardware and software in an appliance-like form factor. Tiers may be comprised of SSD, disk, or tape libraries from several vendors.
Engineering and Customer Support
Custom Engineering. To address those users whose needs cannot be met through our standard product offerings, we provide an alternative. Our custom engineering business leverages our amassed intellectual property and technology portfolio, deep domain expertise and know-how to design and build solutions and services designed to match a customer’s specific needs. The need for a unique solution often stems from special processing needs that are often performance, application or capacity related; special environmental needs that might include special size dimension, weight, power and cooling limitations; or unique interface or system software and integration requirements.
Customer Support. Our worldwide customer support organization delivers our customers the “Cray experience” that provides us with a competitive advantage and a predictable flow of revenue and cash. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and in many cases we locate our support personnel at or near customer sites globally, supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, third-party software support, site engineering, on-site analysts for defined projects and specialized training. In 2014, maintenance and support revenue accounted for roughly fifteen percent of our total revenue. Our support arrangements generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Typically, customers may select levels of support and response times, ranging from delivery of parts only to 24 x 7 coverage with two-hour response times.
Sales and Marketing
We focus our sales and marketing activities on both horizontal and vertical marketing activities ranging from government agencies or funded research laboratories, to academic institutions and commercial entities requiring HPC, big data systems and storage. Our primary sales model is direct, and we offer solutions through a highly-trained direct sales force that operates throughout North America, South America, Asia, Europe, the Middle East, Australia and Africa. More than half of our sales force is located in the United States and Canada, with the remainder overseas.
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
Government agencies and government-funded scientific research institutions around the world comprise a large portion of our customer base. Our government programs’ efforts are an integral part of our overall strategy by actively managing our relationship with U.S. government agencies and Congress.
Our marketing staff is primarily responsible for product marketing, business development and marketing communications. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader market set of prospects for our HPC and big data business and our new business initiatives. Marketing communications focus on our overall brand messaging, advertising, public relations, social media, conferences, trade shows and direct as well as online marketing campaigns to create brand awareness and generate demand. Business development focuses on providing products and services to specific customer sets, such as earth sciences, energy, financial services, manufacturing and life sciences.
Our Technology
We are dependent on the successful early identification, development and timely introduction of new products and capabilities. Our research and development activities include identification of new trends, technologies and workload needs in the ever changing HPC and big data markets, and then leveraging this research in the design of system architectures, hardware and software necessary to implement our expanding product portfolio to address customer needs.
Product Architectures
Our product portfolio covers a breath of architectures including tightly integrated massively parallel supercomputers, highly flexible and configurable cluster supercomputers, world class storage and data management solutions and purpose-built big data analytics appliances.
Hardware
We have extensive experience in the definition, design and integration of the hardware components required of HPC system solutions. This includes processors, board design, memory, storage, network and interconnect technologies, I/O subsystems, power, cooling and packaging infrastructures. The majority of our hardware research and development investments are in the following areas:

•
Compute and storage architectures, high-speed interconnect and board integration and design. Integration of a variety of processor, volatile and nonvolatile memory and network devices using a combination of custom and industry standard printed circuit boards, high-density connectors, carefully chosen transmission and storage media and optimized topologies.

•
Power, packaging and cooling. We use a variety of dense packaging techniques in order to produce systems with superior performance, socket densities and energy efficiency. This packaging combines industry standard and custom-designed technologies in the areas of printed circuit board assemblies, power distribution and liquid and air cooling.

Software
We have extensive experience in designing, developing and adapting system software such as the operating system, system management, optimized data management, movement and analysis as well as programming environment software as an integral aspect of our product portfolio and distributing that software as part of system sales. Our software research and development experience includes operating systems, scalable hardware control, reliability, availability and serviceability, or RAS, infrastructure systems for managing hardware, including power control, monitoring of environmental data, hardware diagnostics and programming environments. The programming environments include our own and commercially available third party compilers, communication and scientific libraries as well as a rich suite of application development tools and software for managing and monitoring data storage, tiered data infrastructures and archiving data.
Additionally, we research innovative software for advanced analytics at scale, including industry leading graph analytics and associated algorithms for discovering previously unknown insight from large, disparate data sets, as well as optimizations to Hadoop for performance and manageability at scale. Our research includes techniques and optimizations to scale advanced analytics across distributed scalable systems, and in large, shared memory architectures.
We purchase or license software technologies from third parties when necessary to meet certain specific customer requirements, while focusing our own resources where we believe we add the highest value.

For information relating to amounts spent on research and development, see Note 20 - Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits, Financial Statement Schedules in Part IV of this annual report.
Manufacturing and Supply Chain
We subcontract the manufacture of a majority of the hardware sub-assemblies and certain components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain components. Our manufacturing strategy currently centers on build-to-order systems, focusing on obtaining competitive assembly and component costs while concentrating our resources on the final assembly, test and quality assurance stages to ensure a positive customer experience. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities, helps us to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provides near real-time configuration changes to exploit faster and/or less expensive technologies and provides a higher level of large scale system quality. We perform final system integration, testing and quality check-out of our systems. Our manufacturing personnel currently are located primarily in Chippewa Falls, Wisconsin. We work closely with a supplier to provide integrated and tested Cray Sonexion storage products. In January of 2014, we completed transitioning manufacturing operations for our cluster related products from Milpitas, California to Chippewa Falls, Wisconsin.
Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our design input or proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, components are typically competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is often awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from Intel Corporation, or Intel, and NVIDIA for our Cray XC and cluster systems, AMD and NVIDIA for our Cray XE and XK systems and the Aries interconnect chip licensed from Intel and purchased through Avago who contracts to have Taiwan Semiconductor Manufacturing Company, or TSMC, manufacture the integrated circuit. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components in previous years.
Our Markets
Our key target markets are the supercomputing portion of the HPC market and the big data market, encompassing both storage and analytics. High performance, real-time analytics on large volumes of data is developing into an important success driver for business, government and academia, and successfully leveraging this market is important to us. Big data is a relatively new target market for us, but several of our core strengths and technologies, such as the abilities to process vast amounts of unique data at very high speeds and to make “discoveries,” are essential to addressing big data challenges, enabling us to bring highly differentiated analytics offerings to market. The market segments we are targeting with our supercomputing, storage and analytics products for HPC and big data are as follows:
Scientific Research. Scientific research includes government research laboratories and research universities around the world. In the U.S., the Department of Defense, through its High Performance Computing Modernization Program, funds a number of research organizations that are our target customers. The Office of Science in the Department of Energy and its laboratories are key customers, as are the National Science Foundation and the National Aeronautics and Space Administration and similar agencies around the world. These research centers also provide supercomputing and big data resources to their affiliated organizations (such as the Department of Defense contractors) and industrial partners.
National Security/Cybersecurity. Classified work in various worldwide government agencies has represented an important market for us over many years. Certain U.S. government departments have on occasion provided funding support for our research and development efforts to meet their objectives. Current and potential customers include a number of Department of Defense-related classified organizations, the National Nuclear Security Administration of the Department of Energy and analogous foreign counterparts who have interest in our full range of products. Commercial entities have had interest in our cybersecurity solutions.
Defense. The defense segment has wide-ranging needs for HPC systems that in some ways are unique and in other ways are similar to our other market segments. HPC systems can assist in the development of defense technologies, equipment and secure communications infrastructure, as well as in the identification and analysis of military intelligence. Intelligence supports real-time development of defense strategy and decision making, while technology advancements are necessary to maintain military advantages, including deterrents, and to protect the warfighter.
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
Energy. Supercomputing in the energy sector is driven largely by oil and gas exploration and processing, from seismic analysis to reservoir simulations. The simulation methods used often require high performance networks and storage subsystems. We currently have commercial customers utilizing both Cray systems and storage solutions in production and we are targeting this segment for future products.
Financial Services. Big data analytics and supercomputing systems are providing competitive advantage in areas as disparate as trading, compliance, marketing optimization and risk analysis. Financial services applications are very time sensitive, so high performance data analytics solutions are highly sought after. Our customers are using a range of our solutions and systems to derive competitive advantage today in this segment.
Life Sciences. The life sciences industry has demanding data and simulation requirements that test the limits of HPC and big data systems. In the life sciences, HPC methods cover a vast area ranging across modeling systems from the molecular level to the whole cell, next-generation genomic sequencing and healthcare optimization. Big data analytics are key to making sense and creating insight in the enormous volumes of data being generated. Our big data solutions can help discover new relationships that can allow existing drugs to help address new medical issues. Our customers are utilizing our products and solutions across this range of use cases today.
Manufacturing. Supercomputers are used to design lighter, safer and more durable vehicles, study wind noise and airflow around vehicles, improve airplane flight characteristics and, in many other computer-aided engineering applications, to improve time-to-market and product quality. We currently have aerospace, automotive and manufacturing customers around the globe that are actively using our HPC and big data solutions.
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
Sales to the U.S. government and system acquisitions primarily funded by the U.S. government, or U.S. Government, accounted for approximately 48% of our revenue in 2014, 51% of our revenue in 2013 and 68% of our revenue in 2012. Significant customers with over 10% of our annual revenue were the U.S. Government in 2014; the U.S. Government and Exxon Mobil in 2013; and the U.S. Government and Exxon Mobil in 2012. International customers accounted for 42% of our total revenue in 2014, 32% of our total revenue in 2013 and 18% of our total revenue in 2012.
We have four operating segments that are reportable for financial reporting purposes. Segment information and related disclosures are set forth in Note 19 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits, Financial Statement Schedules in Part IV of this annual report.
Competition
The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, Hewlett-Packard, Lenovo, Dell, NEC, Hitachi, Fujitsu, Silicon Graphics International and Atos SE. Most of these competitors have substantially greater total research, engineering, manufacturing, marketing and financial resources than we do.
We compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM, NEC and Fujitsu also build systems leveraging their own processors. These competitors include the previously named companies as well as smaller companies that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on problems lacking complexity or extreme scalability. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us when competing in procurements. The Cray CS400 (including CS-Storm) supercomputing cluster products are designed to help us better address this market by providing flexible HPC offering alternatives with competitive pricing.

To the extent that IBM and other processor suppliers develop processors or networks with greater capabilities than the processors we use from Intel, AMD and NVIDIA, our systems may be at a competitive disadvantage to systems utilizing such other processors.
 For our products designed for the high-end supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, total cost of ownership, quality, reliability, upgradability, service and support, corporate reputation, brand image and account relationships. Our market approach here is more focused than many of our competitors, with high-end supercomputing products (Cray XC40) designed with high levels of integration to meet the exacting needs of this performance and scalability driven market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the upper-end of the supercomputer market segment. Our highly-integrated systems often offer superior total cost of ownership advantages as they typically use less electric power and cooling and occupy less space than lower bandwidth cluster systems.
The market for our Cray CS400 product line is very competitive. The majority of competition is from IBM, HP, Dell, SGI, Atos and Fujitsu that offer open-standards cluster solutions to address the growth in the mid-range supercomputing market. We compete primarily on the basis of price/performance, open-standards architecture, flexible configurations, energy-efficiency, reliability, scalability, comprehensive cluster management, corporate reputation and account relationships. Our market approach is to offer cluster solutions that provide greater performance on the large and complex computational problems and superior price/performance on many important applications in this market segment.
The competitive landscape in the big data market is quite varied, with competition from vendors offering integrated solutions, such as Oracle, commodity cluster systems with either open source or proprietary data analytics software, and traditional business intelligence vendors such as Teradata, Oracle, IBM and SAP. The market for knowledge discovery through graph analytics (Cray Urika-GD) is still nascent and fragmented as no dominant applications have as yet emerged, with the result that custom and open/source software approaches such as Hadoop/MapReduce are often used. However, customers with large, mission-critical graph problems have discovered that commodity approaches do not scale or deliver results in an acceptable timeframe, and have recognized the advantages of specialized solutions. We recently introduced the Urika-XA offering, which competes primarily on the basis of performance, scalability and integration, as well as total cost of ownership in the traditional Hadoop and Spark analytics marketplace.
Our storage products compete with a number of manufacturers and integrators of parallel storage solutions, including IBM with its GPFS parallel file system, as well as solutions from Data Direct Networks (DDN), NetApp, Panasas and other storage companies. The parallel storage and file system market is currently fragmented with a number of competing providers in the HPC marketplace. We believe that our strong storage products along with our extensive experience and excellent reputation as an HPC systems vendor, our storage offerings compete effectively against our competition, especially when the prospective target market overlaps with our HPC systems target market.
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

Employees
As of December 31, 2014, we had 1,138 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Company Information - Investors - Corporate Governance.” The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

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
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

•
revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, including those containing new processors, delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

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

•	our ability to continue to broaden our customer base beyond our traditional customers;

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and secure competitive processors for our Cray XC and Cray CS systems and upgrades and successors systems;

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
The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

•
the timely availability of acceptable components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules and other customer commitments at a competitive cost;

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

•
currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe and fluctuations in oil prices that can affect the resources available to potential customers to purchase products;

•	general economic trends, including changes in levels of customer capital spending; and

•	our customers’ ability to make future payments in accordance with contractual terms of their purchase or sales-type lease agreements.
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in third-party component availability, product development, receipt of orders, or product acceptances, the level and timing of approved government fiscal budgets, issues with third-party component performance, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2015 and in future years.
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

In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems. We need to compete successfully against HPC systems from both large established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•	whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC systems and will be frequently required for subsequent systems; and

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required.

Failure to successfully develop and sell our Cray XC systems and successor systems into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
If our current and future products targeting markets outside of our traditional markets, primarily our big data analytics and storage and data management products, are not successful, our ability to grow our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2012, 2013 and 2014, approximately 68%, 51% and 48%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations, including Congressional delays in completing appropriation bills as occurred in 2011, 2012, 2013 and 2014;

•	domestic crises;

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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors to supply processors, including accelerators, for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if a supplier plans future processors that are made available in a way that encourages customers to delay purchases of our products because they decide to wait for successor systems or upgrades they believe will be available in the future or to purchase products with the future processors from our competitors who are willing to take greater risk on delivery;

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

•
some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed; and

•
if a key supplier is acquired or has a significant business change, such as occurred with the acquisition of the third-party original equipment manufacturers that supplies complete storage systems for our Sonexion product, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

Certain delays in the availability of acceptable components, including processors and memory parts, and increases in order lead times for certain components, adversely affected our revenue and operating results in multiple prior periods, in some cases significantly, and could adversely affect future results.
If our cluster systems are not successful, our operating results will be adversely affected. Our cluster products were first introduced late in 2012. We have had relatively limited experience selling cluster-based solutions, including into the same markets we sell our core supercomputers, and if we cannot successfully and at acceptable margins sell these solutions, our operating results will be adversely affected.
We have in the past, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, Hewlett-Packard, Lenovo, Dell, NEC, Hitachi, Fujitsu, Silicon Graphics International and Atos SE. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
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
Periodic announcements by our competitors of new HPC, storage or data analytics systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease high performance computer, storage or data analytics systems. Some of our competitors may offer substantial discounts to potential customers. We have in the past and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or require us to provide lease financing for our products, which could result in a multi-year deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and financial resources and reduce our ability to be profitable and grow.
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key engineering management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, including recently, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than we do have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to and have had to increase the level of compensation paid to existing and new employees, which could materially increases our operating expenses.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2012, 2013 and 2014, approximately 68%, 51% and 48% respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties have asserted, and may in the future assert, intellectual property infringement claims against us. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.
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
We may not realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel Corporation, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may not have been successful in ascertaining or evaluating all such risks and, as a result, might not ultimately realize all of the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

•	harm to our ability to compete in relevant markets or in customer perception of our products;

•	unanticipated costs or adverse tax consequences;

•	exposure to potential liabilities to third parties or Intel, or claims for indemnification by Intel, including with respect to third-party litigation matters;

•	delays and difficulties in receiving key components for our products from suppliers, including Intel;

•	loss of customers, vendors or alliances; and

•	failure to create long-term shareholder value with the additional cash resources.
If we fail to realize the expected benefits from the transaction, or to minimize the expected risks of the transaction, whether as a result of unidentified risks or other unforeseen events, our business, results of operations and financial condition could be adversely affected.
The “conflict minerals” rule of the Securities and Exchange Commission, or SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets. On August 22, 2012, the SEC adopted a rule requiring disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by us. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. Implementation of our conflict minerals policy could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the conflict minerals rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	213,600
Seattle, WA	Executive offices, hardware and software development, sales and marketing	54,000
St. Paul, MN	Software development, sales and marketing	65,688
San Jose, CA	Hardware and software development	21,733
We own 205,478 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.
We lease a total of 8,600 square feet of office space, primarily for hardware development, in Austin, Texas. We lease a total of 5,200 square feet of office space, primarily for hardware and software engineering, in The Woodlands, Texas. We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 6,200 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 25,000 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2015.
Item 3.    Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our common stock is traded on the Nasdaq Global Market under the symbol CRAY. As of February 13, 2015, we had 40,826,651 shares of common stock outstanding that were held by 484 holders of record.
The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2014:
First Quarter	$42.09	$26.64
Second Quarter	$38.69	$24.63
Third Quarter	$31.85	$24.94
Fourth Quarter	$35.81	$24.23
Year Ended December 31, 2013:
First Quarter	$23.23	$15.41
Second Quarter	$23.59	$16.20
Third Quarter	$28.59	$19.51
Fourth Quarter	$28.20	$21.30
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	1,863,295	$12.61	3,079,888
Equity compensation plans not approved by shareholders(2)	67,695	$5.03	—
Total	1,930,990		3,079,888

(1)
The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans, our 2013 equity incentive plan and our 2001 employee stock purchase plan, as amended; our 1995, 1999 and 2003 stock option plans and our 2004, 2006 and 2009 long-term equity compensation plans have terminated and no more options, restricted shares, restricted units or stock bonus awards may be granted under those plans. Pursuant to the 2013 equity incentive plan, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While our Board of Directors may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting immediately. Also pursuant to the 2013 equity incentive plan, our Board of Directors may grant restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, consultants, independent contractors and advisors. As of December 31, 2014, under the 2013 equity incentive plan, an aggregate of 3,079,888 shares remained available for grant as stock options or stock appreciation rights and an aggregate of 1,987,025 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units to employees, directors, consultants, independent contractors and advisors.

(2)
The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by our Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. As of December 31, 2014, under the 2000 non-executive employee stock plan, we had options for 67,695 shares outstanding.

Unregistered Sales of Securities
We had no unregistered sales of our securities in 2014 not previously reported.
Issuer Repurchases
We did not repurchase any of our common stock in 2014, other than in connection with the forfeiture of common stock by holders of restricted stock awards in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock awards.

STOCK PERFORMANCE GRAPHS
The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the NASDAQ OMX Global Indexes Nasdaq US Benchmark TR Index and the NASDAQ OMX Global Indexes ICB: 9572 Computer Hardware Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2009, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ US BENCHMARK TR INDEX AND THE ICB: 9572
COMPUTER HARDWARE INDEX THROUGH DECEMBER 31, 2014

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Cray Inc.	100.0	111.7	100.8	248.4	427.7	537.1
Nasdaq US Benchmark TR Index	100.0	117.5	117.9	137.3	183.3	206.1
ICB: 9572 Computer Hardware Index	100.0	123.5	129.5	155.3	182.7	247.6

Item 6.    Selected Consolidated Financial Data
The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except for per share data)
Operating Data:
Product revenue	$460,748	$436,330	$353,767	$155,561	$239,085
Service revenue	100,858	89,419	67,291	80,485	80,303
Total revenue	561,606	525,749	421,058	236,046	319,388
Cost of product revenue	321,554	298,244	231,237	101,000	155,027
Cost of service revenue	55,638	43,179	38,643	40,680	54,404
Total cost of revenue	377,192	341,423	269,880	141,680	209,431
Gross profit	184,414	184,326	151,178	94,366	109,957
Research and development, net	94,048	87,728	64,303	49,452	43,618
Sales and marketing	57,785	51,345	37,180	26,134	31,085
General and administrative	23,381	23,603	20,707	15,840	17,767
Restructuring	—	—	—	1,783	—
Operating expenses	175,214	162,676	122,190	93,209	92,470
Net gain on sale of interconnect hardware development program	—	—	139,068	—	—
Income from operations	9,200	21,650	168,056	1,157	17,487
Other income (expense), net	(9)	(1,378)	472	(989)	(766)
Interest income (expense), net	506	757	204	(33)	219
Income before income taxes	9,697	21,029	168,732	135	16,940
Benefit (provision) for income taxes	52,626	11,194	(7,491)	14,194	(1,878)
Net income	$62,323	$32,223	$161,241	$14,329	$15,062
Net income per common share:
Basic	$1.61	$0.85	$4.42	$0.41	$0.44
Diluted	$1.54	$0.81	$4.27	$0.40	$0.43
Weighted average outstanding shares:
Basic	38,634	37,832	36,509	35,122	34,313
Diluted	40,435	39,776	37,789	36,072	35,278
Cash Flow Data:
Cash provided by (used in):
Operating activities	$(58,109)	$(87,350)	$156,892	$(3,823)	$(49,164)
Investing activities	(22,755)	27,211	37,694	(4,779)	500
Financing activities	(70)	(93)	7,827	1,462	933
Depreciation and amortization	16,324	14,242	8,652	8,601	9,431
Purchases of property and equipment	17,193	13,136	10,843	4,916	3,736
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$145,796	$220,449	$323,205	$54,187	$61,295
Working capital	361,614	334,928	283,352	137,733	125,377
Total assets	651,434	603,366	510,314	283,099	260,628
Shareholders’ equity	453,854	375,587	340,546	166,814	145,821

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
Overview and Executive Summary
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding storage and analytics market. We provide customer-focused solutions based on three models: (1) highly integrated supercomputing and storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) turn-key analytic solutions featuring industry standards and innovative graph technologies. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership, maintain our focus on execution and profitability and grow by continuing to expand our addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of 2014 Results
Total revenue increased by $35.9 million in 2014 compared to 2013, from $525.7 million to $561.6 million. Product revenue increased by $24.4 million and service revenue increased by $11.4 million over the same period. The increase in product revenue was principally the result of a higher volume of Supercomputing acceptances, partially due to the release of our new Cray XC40 and CS400 systems, as well as increased revenues from our Storage and Data Management business. Service revenue increased due to higher maintenance revenue generated from our larger installed base of systems.
Product gross profit margin decreased from 32% in 2013 to 30% in 2014. Product gross profit margin decreased principally due to a higher portion of our revenue being generated by our Cray CS products, which typically carry lower margins. Gross profit margin from services decreased from 52% in 2013 to 45% in 2014 primarily due to increases in compensation cost due to a higher number of support personnel to support growth in systems installations, higher third party costs for our engineering services contracts, and severance costs due to a workforce rebalancing.
We recorded income from operations of $9.2 million in 2014 compared to income from operations of $21.7 million in 2013. The decrease in income from operations was primarily attributable to lower gross profit margin percentages and an increase in operating expenses of $12.5 million. Operating expenses increased principally due to additional investments in research and development activities and increased sales and marketing costs.
Net income increased from $32.2 million in 2013 to $62.3 million in 2014, primarily driven by the $55.7 million reduction of substantially all of the valuation allowance held against our U.S. deferred tax assets in 2014, partially offset by the decrease in operating income discussed above.
Net cash used in operations during 2014 was $58.1 million, as compared to net cash used in operations of $87.4 million in 2013. Net cash used in operations during 2014 was primarily driven by an increase in inventory of $54.1 million, due to several system builds that we expect to accept early in 2015. Working capital increased by $26.7 million from $334.9 million at December 31, 2013 to $361.6 million at December 31, 2014.

Market Overview and Challenges
Significant trends in the HPC industry include:

•	Supercomputing with many-core commodity processors driving increasing scalability requirements;

•	Increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of per-core performance increases slows;

•	Data needs growing much faster than computational needs;

•	Technology innovations in memory and storage allowing for faster data access such as NVRAM, SSDs and flash devices;

•	The commoditization of HPC hardware, particularly processors and system interconnects;

•	The growing commoditization of software, including plentiful building blocks and more capable open source software;

•	Electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	Increasing use of analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets; and

•	Cloud computing for cost-effective computing on loosely-coupled HPC applications.
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
In the market for the largest, and most scalable systems, those often costing in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have even lower productivity, especially in larger systems running more complex applications. We augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “big data” analytics.
In storage, we are developing and delivering high value products for the high performance storage and data archiving markets. Cray storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocol such as Lustre and are a founding member of the OpenSFS (Open Scalable File System) consortia for Lustre.
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

Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of the Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management along with big data analytics. Maintenance service revenue is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Product gross profit margin decreased from 32% in 2013 to 30% in 2014. Product gross profit margin decreased principally due to a higher portion of our revenue being generated by our Cray CS products which typically carry lower margins. Gross profit margin from services decreased from 52% in 2013 to 45% in 2014 primarily due to increases in compensation cost due to a higher number of support personnel to support growth in systems installations, higher third party costs for our engineering services contracts, and severance costs due to a workforce rebalancing. Total gross profit margin decreased from 35% in 2013 to 33% in 2014.
Operating expenses.    Our operating expenses are driven largely by headcount, the level of recognized co-funding for research and development, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing efforts to control operating expenses, we monitor headcount levels in specific geographic and operational areas. Operating costs increased as we made significant investments in research and development and sales and marketing to support the growth in 2014 and position us for growth in the future.
Liquidity and cash flows.    Due to the variability in product revenue, new contracts, and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and acceptances and, longer-term, in product development. Cash receipts generally lag customer acceptances and, because we had a number of large customer acceptances in the fourth quarter of 2014, we anticipate significant cash receipts in the first quarter of 2015.

Results of Operations
Revenue and Gross Profit
Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	2012
Product revenue	$460,748	$436,330	$353,767
Less: Cost of product revenue	321,554	298,244	231,237
Product gross profit	$139,194	$138,086	$122,530
Product gross profit percentage	30%	32%	35%

Service revenue	$100,858	$89,419	$67,291
Less: Cost of service revenue	55,638	43,179	38,643
Service gross profit	$45,220	$46,240	$28,648
Service gross profit percentage	45%	52%	43%

Total revenue	$561,606	$525,749	$421,058
Less: Total cost of revenue	377,192	341,423	269,880
Total gross profit	$184,414	$184,326	$151,178
Total gross profit percentage	33%	35%	36%
Product Revenue
Product revenue in 2014 increased by $24.4 million, or 6%, over 2013 in part due to the release of our new Cray XC40 and CS400 systems. CS based revenue increased substantially in 2014 and revenues from our Storage and Data Management business also increased year over year.
Product revenue in 2013 increased by $82.6 million, or 23%, over 2012 principally as the result of the strong acceptance in the market of our Cray XC30 and CS300 products as well as increased revenues from our Storage and Data Management business.
Service Revenue
Service revenue for 2014 increased by $11.4 million from 2013, or 13%. Approximately 75% of the $11.4 million increase in service revenue for 2014 resulted from growth in our maintenance and support services due to our larger installed system base. Engineering service revenue also increased in 2014.
Service revenue for 2013 increased by $22.1 million from 2012, or 33%. Approximately 70% of the $22.1 million increase in service revenue for 2013 resulted from growth in our maintenance and support services due to our larger installed system base. Engineering service revenue also increased in 2013.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue for 2014 increased by $23.3 million compared to 2013 driven primarily by higher product revenue. Product gross profit percentage was 30% in 2014 and 32% in 2013. The 2014 product gross profit margin was impacted by a higher portion of our revenue being generated by our Cray CS products which typically carry lower margins.
Cost of product revenue for 2013 increased by $67.0 million compared to 2012 driven by significantly higher product revenue. Product gross profit percentage was 32% in 2013 and 35% in 2012. The 2013 product gross profit margin was impacted by higher than anticipated costs on the second phase of the upgrade at Oak Ridge National Laboratory, aggressive pricing, fluctuations in foreign currency rates and lower margins on our Cray CS products that were also impacted by $3 million in amortization and other acquisition adjustments.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased by $12.5 million in 2014 driven primarily by higher service revenue. Service gross profit margin decreased by seven percentage points to 45% in 2014 compared to 2013. The service gross profit margin decreased primarily due to increases in compensation cost due to a higher number of support personnel to support growth in systems installations, higher third party costs for our engineering services contracts and third party products, and severance costs due to a workforce rebalancing.

Cost of service revenue increased by $4.5 million and service gross profit margin increased by nine percentage points to 52% in 2013 compared to 2012. The service gross profit margin increased due to higher maintenance revenue from our larger installed system base where expense growth was slower and benefited from economies in cost structure.
Operating Expenses
Research and Development
Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	2012
Gross research and development expenses	$104,797	$92,469	$86,305
Less: Amounts included in cost of revenue	(7,713)	(3,741)	(1,080)
Less: Reimbursed research and development (excludes amounts in revenue)	(3,036)	(1,000)	(20,922)
Net research and development expenses	$94,048	$87,728	$64,303
Percentage of total revenue	17%	17%	15%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for overhead expenses, software, prototype materials and outside contracted expenses.
In 2014, gross research and development expenses increased by $12.3 million from 2013 levels primarily due to increased investments in the development of new products. We increased our average headcount which resulted in higher compensation costs of $4.6 million. The increase in total compensation costs also included the impact of increased share based compensation costs, offset by a decrease in incentive compensation costs. We also incurred an additional $4.1 million in software and materials purchases, depreciation and benchmarking costs when compared to 2013 and an additional $2.8 million in outside services.
In 2013, gross research and development expenses increased by $6.2 million from 2012 levels primarily due to increased investments in the development of new products for our new initiatives, principally big data analytics. Reimbursed research and development decreased $19.9 million in 2013 compared to 2012 primarily due to the completion of the DARPA HPCS Phase III project in 2012.
Other Operating Expenses
Our sales and marketing and general and administrative expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	2012
Sales and marketing	$57,785	$51,345	$37,180
Percentage of total revenue	10%	10%	9%
General and administrative	$23,381	$23,603	$20,707
Percentage of total revenue	4%	4%	5%
Sales and Marketing.    The $6.4 million increase in sales and marketing expenses in 2014 compared to 2013 was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force. Compensation costs increased by $3.3 million and included the impact of increased share based compensation costs, offset by a decrease in incentive compensation costs. We also incurred an additional $0.6 million in marketing program costs, $0.5 million in outside services and $1.3 million in benchmarking costs when compared to 2013.
The $14.2 million increase in sales and marketing expenses in 2013 compared to 2012 was primarily due to an increase in salaries and employee-related expenses in connection with the expansion of our sales force and as a result of our acquisition of Appro International, Inc., or Appro.
General and Administrative.    The $0.2 million decrease in general and administrative expenses in 2014 compared to 2013 was primarily due to a $1.7 million decrease in outside services, partially offset by increased compensation expense of $1.2 million, when compared to 2013, due to a year over year increase in headcount to support the growth in the business. The increase in total compensation costs also included the impact of increased share based compensation costs, offset by a decrease in incentive compensation costs.

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
Other Income (Expense), Net
We recorded $9,000 and $1.4 million of net other expense and $0.5 million of net other income for the years ended December 31, 2014, 2013 and 2012, respectively. Net other income and expense includes gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, Net
Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income	$643	$894	$397
Interest expense	(137)	(137)	(193)
Net interest income	$506	$757	$204
Interest income in 2014 decreased as compared to 2013 due to lower average investment balances and a higher proportion of investments held in short-term money market funds which typically carry a lower interest rate. Interest income in 2013 increased as compared to 2012 due to higher average invested balances. Interest expense decreased in 2013 as a result of changes in our credit arrangements. Interest expense in 2014 was in line with the prior year comparative period.
Taxes
We recorded income tax benefit (expense) for the years ended December 31 as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income before income taxes	$9,697	$21,029	$168,732
Tax benefit (expense)	52,626	11,194	(7,491)
Net income	$62,323	$32,223	$161,241
Effective tax rate	543%	53%	(4)%
The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective income tax rate of 543% for the year ended December 31, 2014 was attributable to our decision to reduce substantially all of the remaining valuation allowance that was held against our U.S. deferred tax assets. The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective rate of 53% for the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against our U.S. deferred tax assets. The primary reason for the difference between the federal statutory rate and our effective income tax rate for the year ended December 31, 2012 was that the gain from the sale of our interconnect hardware development program did not result in significant income tax expense. We had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of our deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of restructuring a subsidiary, resulted in our ability to experience a relatively small tax consequence from the sale.
Our decision to reduce substantially all of the remaining valuation allowance held against our U.S. deferred tax assets during the year ended December 31, 2014 was based upon an evaluation of all available positive and negative evidence, known business risks and industry trends. During the year ended December 31, 2014, we reduced the valuation allowance held against our U.S. deferred tax assets by $55.7 million based upon an assessment of all positive and negative evidence relating to future years. We consider our actual results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether or not to establish or reduce a valuation allowance on deferred tax assets and believe that our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate. As of December 31, 2014 we had generated U.S. pre-tax income in each of the last three years and cumulative U.S. pre-tax income of $184.8 million ($51.1 million excluding the impact of the sale of our interconnect hardware development program) over the last three years. In addition to our cumulative income position, the assessment of our ability to utilize our U.S. deferred tax assets included an assessment of forecasted domestic and international earnings over a number of years, which included the impact of several major contracts that were finalized during the fourth quarter of 2014.
During the year ended December 31, 2013, we reduced the valuation allowance held against our deferred tax assets by $13.5 million due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of our deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years.
During the year ended December 31, 2012 we reduced the valuation allowance held against our deferred tax assets by $18.4 million as a result of the sale of our interconnect hardware development program. We further reduced the valuation allowance held against our U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of our deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years.
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
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $115.4 million, of which approximately $37.9 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes, and federal research and development tax credit carryforwards of approximately $21.3 million. The federal net operating loss carryforwards will expire between 2019 through 2031, and the research and development tax credits will expire from 2021 through 2034 if not utilized.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States of America, or GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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
Total cash and investments decreased from $220.4 million at December 31, 2013 to $145.8 million at December 31, 2014, principally due to increased inventory at December 31, 2014 related to several systems that we expect customer acceptance to occur early in 2015. At the end of both 2014 and 2013 we had significant accounts receivable balances of $165.1 million and $182.5 million due to the large amount of revenue we recorded in the fourth quarter of each respective year. We anticipate that cash will increase in the first half of 2015 as we collect on outstanding accounts receivable for systems accepted at the end of the fourth quarter of 2014.
As of December 31, 2014, we had $16.9 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments.
As of December 31, 2014, we had working capital of $361.6 million compared to $334.9 million as of December 31, 2013.

Cash flow information for the years ended December 31 included the following (in thousands):

	2014	2013	2012
Cash (used in) provided by:
Operating Activities	$(58,109)	$(87,350)	$156,892
Investing Activities	(22,755)	27,211	37,694
Financing Activities	(70)	(93)	7,827
Operating Activities.    For the year ended December 31, 2014, cash used in operating activities was primarily driven by an increase in inventory of $54.1 million, due to several system builds that we expect to accept early in 2015. For the year ended December 31, 2013, cash used in operating activities was principally the result of significant increases in accounts receivables. For the year ended December 31, 2012, cash provided by operating activities was principally the result of significant decreases in accounts receivable and increases in deferred revenue.
Investing Activities.    For the year ended December 31, 2014, cash used in investing activities was principally due to purchases of investments and property and equipment of $56.1 million and $17.2 million, respectively, partially offset by sales and maturities of investments of $53.6 million. For the year ended December 31, 2013, net cash provided by investing activities was due principally to sales and maturities of investments of $139.3 million, partially offset by purchases of investments of $85.2 million. For the year ended December 31, 2012, net cash provided by investing activities was due principally to the sale of our interconnect hardware development program to Intel for $139.2 million, net of direct transaction costs, partially offset by purchases of investments of $70.2 million and the acquisition of Appro of $24.2 million, net of cash acquired.
Financing Activities.    Net cash used in or provided by financing activities in 2014, 2013 and 2012 resulted primarily from cash received from the issuance of common stock from exercises of options and from the issuance of stock through our employee stock purchase plan, offset by payments of statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
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
The following table summarizes our contractual cash obligations as of December 31, 2014 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$6,956	$6,856	$50	$50	$—
Operating leases	37,624	5,097	9,325	8,639	14,563
Total contractual cash obligations	$44,580	$11,953	$9,375	$8,689	$14,563
As of December 31, 2014, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association and an $11.0 million letter of credit facility with Silicon Valley Bank. Both facilities are designed to support the issuance of letters of credit and foreign exchange hedging transactions. The Wells Fargo Bank, National Association credit facility matures in October 2015 and the Silicon Valley Bank credit facility matures in December 2015. We made no draws and had no outstanding cash borrowings on any lines of credit as of December 31, 2014.
As of December 31, 2014, we had $13.5 million in outstanding letters of credit and $16.9 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2014, we incurred $12.2 million  for such arrangements.

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
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables and prepaid engineering services, determination of inventory at the lower of cost or market, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liability, determination of the fair value of stock options and other assessments of fair value, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, we attempt to establish the selling price of each remaining element based on third-party evidence, or TPE. Our inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on our prices or competitor prices for similar deliverables when sold separately. However, we are often unable to determine TPE, as our offerings usually contain a significant level of customization and differentiation from those of competitors and we are often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.
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
As of December 31, 2014, we had approximately $87.6 million of net deferred tax assets, against which we provided a $10.1 million valuation allowance, resulting in a net deferred tax asset of $77.5 million. During the year ended December 31, 2014 we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
We continue to provide a valuation allowance against specific U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.
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
We classify amounts to be received from funded research and development projects as either revenue or a reduction to research and development expense based on the specific facts and circumstances of the contractual arrangement, considering total costs expected to be incurred compared to total expected funding and the nature of the research and development contractual arrangement. In the event that a particular arrangement is determined to represent revenue, the corresponding costs are classified as cost of revenue.

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
Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be either short-term or long-term in nature, we are subject to foreign currency exchange risks.
As of December 31, 2014, we had entered into forward exchange contracts that were designated as cash flow hedges that hedge approximately $192.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of December 31, 2014, we had also entered into forward exchange contracts that were not designated as cash flow hedges totaling $43.4 million in order to minimize the impact of foreign exchange rate changes on a $45.8 million intercompany balance that resulted from a sales-type lease agreement that was entered into by one of our subsidiaries and a customer. Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of December 31, 2014, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $1.1 million.

Item 8.    Financial Statements and Supplementary Data
 ________________________________

* The Financial Statements are located following page F-1.
The selected quarterly financial data required by this item is set forth in Note 22 of the Notes to Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 19, 2015, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 19, 2015

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 10, 2015, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 10, 2015, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 10, 2015, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 10, 2015, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 10, 2015, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2014 and December 31, 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 19, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 19, 2015.

Signature	Title

By /s/ PETER J. UNGARO	Chief Executive Officer, President and Director
Peter J. Ungaro	(Principal Executive Officer)

By /s/ BRIAN C. HENRY	Chief Financial Officer and Executive Vice President
Brian C. Henry	(Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD	Chief Accounting Officer, Controller and Vice President
Charles D. Fairchild	(Principal Accounting Officer)

By /s/ PRITHVIRAJ BANJEREE	Director
Prithviraj Banjeree

By /s/ STEPHEN C. KIELY	Director
Stephen C. Kiely

By /s/ FRANK L. LEDERMAN	Director
Frank L. Lederman

By /s/ SALLY G. NARODICK	Director
Sally G. Narodick

By /s/ DANIEL C. REGIS	Director
Daniel C. Regis

By /s/ STEPHEN C. RICHARDS	Director
Stephen C. Richards

By /s/ MAX SCHIRESON	Director
Max Schireson

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
2.1	Asset Purchase Agreement between Intel Corporation and the Company, dated April 24, 2012	8-K	000-26820	04/25/12	2.1
2.2	Agreement and Plan of Merger by and among Astro Acquisition Corp., Appro International, Inc., the Shareholders’ Agent and the Company, dated November 8, 2012	8-K	000-26820	11/09/12	2.1
3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3
3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1
3.3	First Amendment to Amended and Restated Bylaws	8-K	000-26820	04/19/12	3.1
10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1
10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2
10.2*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28
10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A
10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B
10.5*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B
10.6*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A
10.7*	2013 Equity Incentive Plan	DEF 14A	000-26820	04/24/13	A
10.8*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32
10.9*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33
10.10*	Form of Employee Restricted Stock Agreement	10-K	000-26820	03/09/07	10.11
10.11*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1
10.12*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	07/03/13	99.1
10.13*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	07/03/13	99.2
10.14*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	12/17/14	10.1
10.15*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	12/17/14	10.2
10.16*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	8-K	000-26820	12/17/14	10.3
10.17*	Form of 2013 Equity Incentive Plan Notice of Stock Appreciation Right Award Grant and Stock Appreciation Right Award Agreement	8-K	000-26820	12/17/14	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.18*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1
10.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1
10.20*	Offer Letter between the Company and Steve Scott, dated August 30, 2014	10-Q	000-26820	10/28/14	10.1
10.21*	Form of Management Retention Agreement entered into with executive officers prior to September 27, 2011 (including Annex A-1 and Annex A-2 applicable only to Peter J. Ungaro and Brian C. Henry)	8-K	000-26820	12/22/08	10.1
10.22*	Form of Management Retention Agreement entered into with executive officers from September 27, 2011 forward	10-K	000-26820	02/13/14	10.20
10.23*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1
10.24*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-26820	04/29/14	10.3
10.25*	2014 Executive Bonus Plan	10-Q	000-26820	04/29/14	10.1
10.26*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1
10.27	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1
10.28	First Amendment to Lease between NEA Galtier, LLC and the Company, dated as of October 1, 2009					X
10.29	Second Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 21, 2011					X
10.30	Third Amendment to Lease between NEA Galtier, LLC and the Company, dated as of August 31, 2011					X
10.31	Fourth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 1, 2012					X
10.32	Fifth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of March 31, 2014					X
10.33	Intellectual Property Agreement between Intel Corporation and the Company, dated May 2, 2012	8-K	000-26820	05/03/12	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
21.1	Subsidiaries of the Company					X
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.

Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,633	$192,633
Restricted cash	16,874	—
Short-term investments	16,289	14,048
Accounts and other receivables, net	165,113	182,527
Inventory	143,632	95,129
Deferred tax asset	36,073	9,195
Prepaid expenses and other current assets	17,948	11,804
Total current assets	508,562	505,336

Long-term restricted cash	—	13,768
Long-term investment in sales-type lease, net	31,089	—
Property and equipment, net	34,793	30,278
Service spares, net	1,868	1,828
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	3,895	6,362
Long-term deferred tax asset	41,414	19,206
Other non-current assets	15,631	12,406
TOTAL ASSETS	$651,434	$603,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,699	$34,225
Accrued payroll and related expenses	16,054	22,470
Other accrued liabilities	16,285	22,225
Deferred revenue	65,910	91,488
Total current liabilities	146,948	170,408

Long-term deferred revenue	47,588	50,477
Other non-current liabilities	3,044	6,894
TOTAL LIABILITIES	197,580	227,779
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,822,377 and 40,469,854 shares, respectively	598,390	586,243
Accumulated other comprehensive income	6,503	853
Accumulated deficit	(151,039)	(211,509)
TOTAL SHAREHOLDERS’ EQUITY	453,854	375,587
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$651,434	$603,366
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Product	$460,748	$436,330	$353,767
Service	100,858	89,419	67,291
Total revenue	561,606	525,749	421,058
Cost of revenue:
Cost of product revenue	321,554	298,244	231,237
Cost of service revenue	55,638	43,179	38,643
Total cost of revenue	377,192	341,423	269,880
Gross profit	184,414	184,326	151,178
Operating expenses:
Research and development, net	94,048	87,728	64,303
Sales and marketing	57,785	51,345	37,180
General and administrative	23,381	23,603	20,707
Total operating expenses	175,214	162,676	122,190
Net gain on sale of interconnect hardware development program	—	—	139,068
Income from operations	9,200	21,650	168,056

Other income (expense), net	(9)	(1,378)	472
Interest income, net	506	757	204
Income before income taxes	9,697	21,029	168,732
Income tax benefit (expense)	52,626	11,194	(7,491)
Net income	$62,323	$32,223	$161,241

Basic net income per common share	$1.61	$0.85	$4.42
Diluted net income per common share	$1.54	$0.81	$4.27

Basic weighted average shares outstanding	38,634	37,832	36,509
Diluted weighted average shares outstanding	40,435	39,776	37,789

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$62,323	$32,223	$161,241
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	12	46	(46)
Foreign currency translation adjustments	(1,188)	(1,044)	(43)
Unrealized gain (loss) on cash flow hedges	8,475	(4,292)	(824)
Reclassification adjustments on cash flow hedges included in net income	(1,649)	962	(386)
Other comprehensive income (loss)	5,650	(4,328)	(1,299)
Comprehensive income	$67,973	$27,895	$159,942
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, December 31, 2011	36,763	$564,148	$6,480	$(403,814)	$166,814
Issuance of shares under employee stock purchase plan	38	397			397
Exercise of stock options	1,346	7,430			7,430
Restricted shares issued for compensation, net of forfeitures and taxes	1,288	—			—
Share-based compensation	—	5,963			5,963
Other comprehensive loss			(1,299)		(1,299)
Net income				161,241	161,241
BALANCE, December 31, 2012	39,435	$577,938	$5,181	$(242,573)	$340,546

Issuance of shares under employee stock purchase plan	25	517			517
Exercise of stock options	495	3,161			3,161
Restricted shares issued for compensation, net of forfeitures and taxes	515	(2,612)		(1,159)	(3,771)
Share-based compensation	—	7,239			7,239
Other comprehensive loss			(4,328)		(4,328)
Net income				32,223	32,223
BALANCE, December 31, 2013	40,470	$586,243	$853	$(211,509)	$375,587

Issuance of shares under employee stock purchase plan	21	611			611
Exercise of stock options	411	3,086			3,086
Restricted shares issued for compensation, net of forfeitures and taxes	(80)	(1,914)		(1,853)	(3,767)
Share-based compensation	—	10,364			10,364
Other comprehensive income			5,650		5,650
Net income				62,323	62,323
BALANCE, December 31, 2014	40,822	$598,390	$6,503	$(151,039)	$453,854
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$62,323	$32,223	$161,241
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,324	14,242	8,652
Accretion and amortization on available for sale investments	235	1,977	—
Loss on disposal of property and equipment	1,594	42	128
Net gain on sale of interconnect hardware development program	—	—	(139,068)
Share-based compensation expense	10,364	7,239	5,963
Inventory write-down	2,330	917	2,329
Deferred income taxes	(53,204)	(13,175)	3,020
Cash (used in) provided by operations due to changes in operating assets and liabilities:
Accounts and other receivables	17,450	(169,753)	60,744
Long-term investment in sales-type lease, net	(32,889)	—	—
Inventory	(54,147)	(10,780)	7,004
Prepaid expenses and other assets	(9,349)	(2,670)	1,763
Accounts payable	14,504	(509)	(6,489)
Accrued payroll and related expenses and other accrued liabilities	(1,395)	4,721	15,202
Other non-current liabilities	(3,842)	3,701	492
Deferred revenue	(28,407)	44,475	35,911
Net cash (used in) provided by operating activities	(58,109)	(87,350)	156,892
Investing activities:
Sales and maturities of available-for-sale investments	53,608	139,277	—
Purchases of available-for-sale investments	(56,064)	(85,162)	(70,218)
Change in restricted cash	(3,106)	(13,768)	3,776
Proceeds from the sale of interconnect hardware development program, net	—	—	139,225
Cash used in acquisition, net of cash acquired	—	—	(24,246)
Purchases of property and equipment	(17,193)	(13,136)	(10,843)
Net cash (used in) provided by investing activities	(22,755)	27,211	37,694
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	611	517	397
Purchase of employee restricted shares to fund related statutory withholding	(3,767)	(3,771)	—
Proceeds from exercise of options	3,086	3,161	7,430
Net cash (used in) provided by financing activities	(70)	(93)	7,827
Effect of foreign exchange rate changes on cash and cash equivalents	934	(200)	241
Net (decrease) increase in cash and cash equivalents	(80,000)	(60,432)	202,654
Cash and cash equivalents:
Beginning of period	192,633	253,065	50,411
End of period	$112,633	$192,633	$253,065
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$3	$90
Cash paid for income taxes	2,935	2,611	2,804
Non-cash investing and financing activities:
Inventory transfers to property and equipment and service spares	$3,313	$4,530	$6,278
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS
Cray Inc., or Cray, or the Company, designs, develops, manufactures, markets and services the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provides storage and analytics solutions. The Company also provides software, system maintenance and support services and engineering services related to supercomputer systems. Cray’s supercomputer systems address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include foreign and domestic government agencies, government-funded entities, academic institutions and commercial entities.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2014, the Company had $16.9 million in short-term restricted cash and as of December 31, 2013, $13.8 million in long-term restricted cash, associated with certain letters of credit outstanding to secure customer prepayments.
Investments
The Company’s investments consist primarily of commercial paper, corporate debt, and other debt securities. Debt securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of applicable taxes, recorded in accumulated other comprehensive income, a component of shareholders’ equity. The realized gains and losses for available-for-sale securities are included in other income and expense in the Consolidated Statements of Operations. Realized gains and losses are calculated based on the specific identification method.
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

Foreign Currency Derivatives
The Company uses forward foreign currency exchange contracts to hedge certain foreign currency exposures. Forward contracts are cash flow hedges of the Company’s foreign currency exposures on certain revenue contracts and are recorded at the contract’s fair value. Any gains or losses on the effective portion of the forward contract is initially reported in “Accumulated other

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the forward contract. When the hedged transaction is recognized, any unrecognized gains or losses on the hedged transaction are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the forward contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from forward contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative financial instruments for speculative purposes.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, short-term and long-term restricted cash and forward foreign currency exchange contracts.
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
The Company currently derives a significant portion of its revenue from sales of products and services to different agencies of the U.S. government or commercial customers primarily serving various agencies of the U.S. government. See Note 19 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.
The Company currently has a long-term investment in a sales-type lease it entered into with one of its customers. See Note 9 — Sales-type Lease for additional information. Given the credit standing of the customer, the Company does not believe that this investment represents a significant credit risk.
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

Fair Values of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s financial instruments primarily consist of debt securities, time deposits, money market funds, and foreign currency derivatives. See Note 5 — Fair Value Measurement for a further discussion on fair value of financial instruments.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment and Intangible Assets, net
Property and equipment are recorded at cost less accumulated depreciation and amortization. Additions and improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from eighteen months to seven years for furniture and fixtures, three years for computer equipment, and eight to twenty-five years for buildings and land improvements. Leasehold improvements are depreciated over the life of the lease or asset, whichever is shorter.
The Company amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years.
Service Spares
Service spares are valued at the lower of cost or market and represent inventory used to support service and maintenance agreements with customers. As inventory is utilized, replaced items are returned to the Company and are either repaired or scrapped. Costs incurred to repair inventory to a usable state are charged to expense as incurred. Service spares are recorded at cost and amortized over the estimated service life of the related product platform (generally four years).
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
The Company performed its qualitative assessment during the fourth fiscal quarter of 2014 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the two-step impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the HPC and big data markets, recent and forecasted financial performance and the price of the Company’s common stock.

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
When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, the Company attempts to establish the selling price of each remaining element based on third-party evidence, or TPE. The Company’s inability to establish VSOE is often due to a relatively small sample of customer contracts that differ in system size and contract terms which can be due to infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. TPE is determined based on the Company’s prices or competitor prices for similar deliverables when sold separately. However, the Company is often unable to determine TPE, as the Company’s offerings usually contain a significant level of customization and differentiation from those of competitors and the Company is often unable to reliably determine what similar competitor products’ selling prices are on a standalone basis.
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
The Company considers the economic lives of most of its products to range from three to four years. There is no significant after-market for the Company’s used products and the Company believes that the economic lives are representative

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the periods during which its products are expected to be economically usable, with normal service, for the purposes for which they were intended. Residual values are not significant.
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
 Foreign Currency Translation
The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations. Net transaction gains were $2.1 million for 2014 and net transactions losses were $1.3 million, and $0.1 million for 2013, and 2012, respectively.
Research and Development
Research and development expenses include costs incurred in the development and production of hardware and software, costs incurred to enhance and support existing product features, costs incurred to support and improve development processes, and costs related to future product development. Research and development costs are expensed as incurred, and may be offset by co-funding from third parties. The Company may also enter into arrangements whereby it makes advance, non-refundable payments to a vendor to perform certain research and development services. These payments are deferred and recognized over the vendor’s estimated performance period. During the third quarter of 2009, the Company amended a vendor agreement to settle outstanding performance issues. The Company had made advance payments of $16.2 million to the vendor. Due to the amendment, the Company received a refund of $10.0 million of amounts previously paid to the vendor and the right to receive rebates on future purchases. The Company estimated the fair value of this rebate right to be $6.2 million. The Company believes the rebate right is recoverable and it has been classified in “Other non-current assets” in the Consolidated Balance Sheets. No gain or loss was recorded as a result of this amendment. As of December 31, 2014, $0.1 million in rebates remain available for use.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2014, the Company had approximately $87.6 million of net deferred tax assets, against which the Company provided a $10.1 million valuation allowance, resulting in a net deferred tax asset of $77.5 million. During the year ended December 31, 2014 the Company reduced substantially all of the remaining valuation allowance held against the Company’s U.S. deferred tax assets. The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.
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
The fair value of restricted stock and restricted stock units is determined based on the number of shares or units granted and the quoted price of the Company’s common stock at the date of grant.
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
Advertising Costs
Sales and marketing expenses in the accompanying Consolidated Statements of Operations include advertising expenses of $2.9 million, $2.2 million, and $1.2 million in 2014, 2013, and 2012, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
Earnings Per Share, or EPS
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and restricted stock units as computed under the treasury stock method. For the years ended December 31, 2014, 2013 and 2012, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.8 million, 1.9 million, and 1.3 million, respectively. Potentially dilutive shares of 0.6 million, 0.5 million, and 0.4 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012, respectively, because they are antidilutive. Performance vesting restricted stock totaling 0.8 million, 1.1 million and 0.7 million were excluded

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

from the computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2014	2013	2012
Accumulated unrealized net gain (loss) on available-for-sale investments	$12	$—	$(46)
Accumulated currency translation adjustments	2,069	3,257	4,301
Accumulated unrealized net gain (loss) on cash flow hedges	4,422	(2,404)	926
Accumulated other comprehensive income	$6,503	$853	$5,181

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the potential impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
NOTE 3    ACQUISITION

On November 21, 2012, the Closing Date, the Company acquired all the outstanding shares of Appro International, Inc., or Appro, for cash consideration of $24.9 million. Appro is a provider of cluster solutions in the high performance computing market. The acquisition of Appro allowed the Company to expand its product offering in the high performance computing market. The Company reports the financial results of the Appro business in the supercomputing segment.

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
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Appro for the year ended December 31, 2012 as if the acquisition had occurred on January 1, 2012 (in thousands):

Year Ended December 31, 2012
Revenue	$494,369

Net income	$161,985
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The carrying amount of purchased intangibles at December 31, 2014 was as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$300	$127	$173
Developed technology	5,400	3,800	1,600
Customer relationships	1,800	380	1,420
Non-compete agreements	400	400	—
Total	$7,900	$4,707	$3,193

The carrying amount of purchased intangibles at December 31, 2013 was as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$300	$67	$233
Developed technology	5,400	2,000	3,400
Customer relationships	1,800	200	1,600
Non-compete agreements	400	222	178
Total	$7,900	$2,489	$5,411

Aggregate estimated amortization expense for the years ending December 31 are as follows (in thousands):

2015	$1,840
2016	240
2017	233
2018	180
2019	180
$2,673
For the years ended December 31, 2014, 2013 and 2012, amortization expense related to purchased intangibles was $2.2 million, $2.2 million and $0.2 million, respectively.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$129,507	$129,507	$—
Available-for-sale investments (1)	16,289	16,289	—
Foreign exchange forward contracts (2)	11,079	—	11,079
Assets measured at fair value at December 31, 2014	$156,875	$145,796	$11,079
Liabilities:
Foreign exchange forward contracts (3)	2,139	—	2,139
Liabilities measured at fair value at December 31, 2014	$2,139	$—	$2,139

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$206,401	$206,401	$—
Available-for-sale investments (1)	14,048	14,048	—
Foreign exchange forward contracts (2)	1,730	—	1,730
Assets measured at fair value at December 31, 2013	$222,179	$220,449	$1,730
Liabilities:
Foreign exchange forward contracts (3)	7,237	—	7,237
Liabilities measured at fair value at December 31, 2013	$7,237	$—	$7,237
 _______________________________

(1)	Included in “Short-term investments” on the Company’s Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of December 31, 2014 and 2013, the Company had outstanding forward contracts which were designated as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	December 31, 2014	December 31, 2013
British Pounds (GBP)	77.9	36.4
Euros (EUR)	40.7	53.0
Swiss Francs (CHF)	0.9	5.6
Canadian Dollars (CAD)	—	3.9
Japanese Yen (JPY)	—	1,239.8
Singapore Dollars (SGD)	0.1	3.2
Swedish Krona (SEK)	84.8	—

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company had hedged foreign currency exposure of approximately $192.5 million and $151.4 million as of December 31, 2014 and December 31, 2013, respectively. Cash receipts associated with the hedged contracts are expected to be received from 2015 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance or over the period during which hedged receivables denominated in a foreign currency are outstanding.
As of December 31, 2014, the Company had outstanding forward contracts which were not designated as cash flow hedges with notional amounts of 28.3 million British Pounds. The foreign currency exposure related to these contracts was approximately $43.4 million. The Company had no outstanding forward contracts which were not designated as cash flow hedges as of December 31, 2013.
As of December 31, 2014 and 2013, the fair value of outstanding forward contracts totaled a net gain of $8.9 million and a net loss of $5.5 million, respectively. As of December 31, 2014 and 2013, unrecognized gains, net of tax, of $4.4 million and unrecognized losses, net of tax, of $2.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.
Fair values of derivative instruments (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
Foreign currency contracts	Prepaid expenses and other current assets	$5,362	$1,654
Foreign currency contracts	Other non-current assets	5,717	76
Foreign currency contracts	Other accrued liabilities	(1,454)	(2,942)
Foreign currency contracts	Other non-current liabilities	(685)	(4,295)
Total fair value of derivatives classified as hedging instruments		$8,940	$(5,507)
NOTE 6 ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table shows the gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands). The gross reclassification adjustments increased product revenue for the years ended December 31, 2014 and 2012 and decreased product revenue for the year ended December 31, 2013.

	Year Ended December 31,
	2014	2013	2012

Gross of Tax Reclassifications	$2,748	$(1,604)	$643
Net of Tax Reclassifications	$1,649	$(962)	$386
The following tables show the changes in Accumulated Other Comprehensive Income by component for the years ended December 31, 2014 and 2013 (in thousands):

Year Ended December 31, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	$12	$(1,188)	$6,826	$5,650
Ending balance	$12	$2,069	$4,422	$6,503

Income tax expense (benefit) associated with current-period change	$8	$(229)	$4,593	$4,372

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year Ended December 31, 2013
	Unrealized Gain/(Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(46)	$4,301	$926	$5,181
Current-period change, net of tax	$46	$(1,044)	$(3,330)	$(4,328)
Ending balance	$—	$3,257	$(2,404)	$853

Income tax expense (benefit) associated with current-period change	$31	$27	$(2,390)	$(2,332)

NOTE 7 - INVESTMENTS

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.”  Changes in fair value are reflected in other comprehensive income. The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2014 and December 31, 2013 are shown in the table below (in thousands):

	December 31, 2014	December 31, 2013
Short-term available-for-sale securities cost	$16,269	$14,048
Short-term available-for-sale securities unrealized gains	20	—
Short-term available-for-sale securities fair value	$16,289	$14,048

As of December 31, 2014, the Company’s debt securities were investment grade and carried a long-term rating of A2/A or higher.
NOTE 8    ACCOUNTS AND OTHER RECEIVABLES, NET
A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2014	2013
Trade accounts receivable	$126,874	$169,417
Unbilled receivables	20,788	9,075
Advance billings	4,960	2,141
Short-term investment in sales-type lease	10,187	—
Other receivables	2,401	2,051
	165,210	182,684
Allowance for doubtful accounts	(97)	(157)
Accounts and other receivables, net	$165,113	$182,527
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which no revenue has yet been recognized.
As of December 31, 2014 and 2013, accounts receivable included $87.0 million and $111.9 million, respectively, due from the U.S. Government. Of these amounts, $2.1 million and $0.3 million, respectively, were unbilled, based upon contractual billing arrangements with these customers. As of December 31, 2014 and 2013, no non-U.S. Government customers accounted for more than 10% of total accounts and other receivables.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9    SALES-TYPE LEASE

As of December 31, 2014, the Company has a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer’s acceptance of the system.

The following table shows the components of the net investment in the sales-type lease as of December 31, 2014 (in thousands):

Total minimum lease payments to be received	$53,134
Less: executory costs	(10,717)
Net minimum lease payments receivable	42,417
Estimated residual value of leased property (unguaranteed)	1,253
Less: unearned income	(2,394)
Net investment in sales-type lease	41,276
Less: long-term investment in sales-type lease	(31,089)
Investment in sales-type lease included in accounts and other receivables	$10,187

    As of December 31, 2014, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2015	$14,169
2016	14,169
2017	14,169
2018	10,627
Total minimum lease payments to be received	$53,134

NOTE 10    INVENTORY
A summary of inventory follows (in thousands):

	December 31
	2014	2013
Components and subassemblies	$60,851	$46,339
Work in process	46,954	23,618
Finished goods	35,827	25,172
	$143,632	$95,129
As of December 31, 2014 and 2013, $35.3 million and $24.8 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2014, two customers accounted for $31.2 million of finished goods inventory. At December 31, 2013, one customer accounted for $18.0 million of finished goods inventory.
During 2014, 2013 and 2012, the Company wrote-off $2.3 million, $0.9 million and $2.3 million related to various product lines.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11    PROPERTY AND EQUIPMENT, NET
A summary of property and equipment follows (in thousands):

	December 31,
	2014	2013
Land	$275	$203
Buildings	20,409	17,022
Furniture and equipment	13,198	14,443
Computer equipment	59,785	91,475
Leasehold improvements	446	1,276
	94,113	124,419
Accumulated depreciation and amortization	(59,320)	(94,141)
Property and equipment, net	$34,793	$30,278
Depreciation expense on property and equipment for 2014, 2013 and 2012 was $12.8 million, $10.9 million and $7.4 million, respectively.
NOTE 12    SERVICE SPARES, NET
A summary of service spares follows (in thousands):

	December 31,
	2014	2013
Service spares	$13,114	$16,613
Accumulated depreciation	(11,246)	(14,785)
Service spares, net	$1,868	$1,828

Depreciation expense on service spares for 2014, 2013 and 2012 was $1.0 million, $0.9 million and $0.9 million, respectively.
NOTE 13    DEFERRED REVENUE
Deferred revenue consisted of the following (in thousands):

	December 31
	2014	2013
Deferred product revenue	$21,152	$54,065
Deferred service revenue	92,346	87,900
Total deferred revenue	113,498	141,965
Less long-term deferred revenue	(47,588)	(50,477)
Deferred revenue in current liabilities	$65,910	$91,488
As of December 31, 2014 and 2013 the U.S. Government accounted for $63.8 million and $49.2 million of total deferred revenue. As of December 31, 2013, two non-U.S. Government customers accounted for $52.0 million of total deferred revenue. As of December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14    COMMITMENTS AND CONTINGENCIES
The Company has recorded rent expense under leases for buildings or office space, which are accounted for as operating leases, in 2014, 2013 and 2012 of $5.2 million, $5.3 million, and $4.6 million, respectively.

Minimum contractual commitments as of December 31, 2014, were as follows (in thousands):

	Operating Leases	Development Agreements
2015	$5,097	$6,856
2016	4,762	25
2017	4,563	25
2018	4,373	25
2019	4,266	25
Thereafter	14,563	—
Minimum contractual commitments	$37,624	$6,956
In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $12.2 million, $9.3 million and $4.9 million for such arrangements, respectively.
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently material to the Company’s business.
NOTE 15    INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.
Most of the Company’s deferred tax assets result from net operating loss carryforwards and research and development tax credits. As of December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $115.4 million, of which approximately $37.9 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. Any reduction of taxes payable for stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes will be directly credited to shareholders’ equity. As of December 31, 2014, the Company had federal research and development tax credit carryforwards of approximately $21.3 million. The federal net operating loss carryforwards will expire from 2019 through 2031, and the research and development tax credits will expire from 2021 through 2034 if not utilized. Utilization of the Company’s federal net operating loss and research and development tax credit carryforwards generated prior to May 10, 2001 are limited under Section 382 of the Internal Revenue Code. As of December 31, 2014, the Company had approximately $7.0 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2016 to 2022.
Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$5,710	$17,467	$161,592
International	3,987	3,562	7,140
Total	$9,697	$21,029	$168,732

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$230	$484	$1,162
State	(392)	696	2,768
Foreign	740	801	541
Total current provision	578	1,981	4,471
Deferred (benefit) provision:
Federal	(53,242)	(13,160)	1,362
State	(885)	(327)	1,415
Foreign	923	312	243
Total deferred (benefit) provision	(53,204)	(13,175)	3,020
Total (benefit) provision for income taxes	$(52,626)	$(11,194)	$7,491
The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at statutory rate	$3,394	$7,360	$59,056
State taxes, net of federal benefit	(217)	369	4,183
Foreign income taxes	284	(749)	(518)
Stock compensation adjustment	—	(8,419)	—
Deemed dividends for U.S. income tax purposes	492	477	2,352
Nondeductible expenses	337	208	549
Liquidation of subsidiary	—	—	(30,704)
Disallowed compensation	(116)	19	492
Research and development tax credit	(1,140)	(5,736)	—
Effect of change in valuation allowance on deferred tax assets	(55,660)	(4,723)	(27,919)
Effective income tax provision (benefit)	$(52,626)	$(11,194)	$7,491

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2014	2013
Current:
Deferred Income Tax Assets
Inventory	$5,840	$3,388
Accrued compensation	681	460
Deferred revenue	18,186	12,100
Net operating loss carryforwards	12,981	5,922
Other	1,261	8,120
Gross current deferred tax assets	38,949	29,990
Valuation allowance	(2,039)	(20,107)
Current deferred tax assets	36,910	9,883
Deferred Income Tax Liabilities
Other	(837)	(688)
Current deferred tax liabilities	(837)	(688)
Net current deferred tax assets	$36,073	$9,195
Long-Term:
Deferred Income Tax Assets
Property and equipment	$11,555	$328
Research and experimentation credit carryforwards	24,596	23,941
Net operating loss carryforwards	21,511	47,154
Goodwill	203	628
Other	9,967	10,161
Gross long-term deferred tax assets	67,832	82,212
Valuation allowance	(8,099)	(57,687)
Long-term deferred tax assets	59,733	24,525
Deferred Income Tax Liabilities
Property and equipment	—	(1,905)
Investment in sales-type lease, net	(14,321)	—
Intangible assets	(1,215)	(2,059)
Other	(2,783)	(1,355)
Long-term deferred tax liabilities	(18,319)	(5,319)
Net long-term deferred tax asset	$41,414	$19,206
The Company recorded an income tax benefit of $52.6 million and $11.2 million for the years ended December 31, 2014 and 2013, respectively, and income tax expense of $7.5 million during the year ended December 31, 2012. The tax benefit recorded by the Company during the year ended December 31, 2014 was primarily attributable to a partial reduction, in the amount of $55.7 million, of the remaining valuation allowance that was held against the Company’s U.S. deferred tax assets. The tax benefit recorded by the Company during the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against the Company’s U.S. deferred tax assets. The primary reason for the difference between the income tax provision at the statutory rate and the Company’s effective income tax provision for the year ended December 31, 2012 is that the gain from the sale of the Company’s interconnect hardware development program did not result in significant income tax expense. The Company had existing deferred tax assets that were subject to valuation allowances and deductible temporary differences that were previously unrecognized. The sale of the interconnect hardware development program was never anticipated in previous evaluations of the realizability of the Company’s deferred tax assets and consequently the sale, together with a tax benefit that was recognized as a result of a restructuring of a subsidiary, resulted in the Company’s ability to experience a relatively small tax consequence from the sale.
The Company’s decision to partially reduce, in the amount of $55.7 million, the valuation allowance held against the Company’s U.S. deferred tax assets during the year ended December 31, 2014 was based upon an evaluation of all available positive and negative evidence, known business risks and industry trends. The Company considers its actual results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether or not to

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

establish or reduce a valuation allowance on deferred tax assets and believes that its ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which it operates. As of December 31, 2014 the Company had generated U.S. pre-tax income in each of the last three years and cumulative U.S. pre-tax income of $184.8 million ($51.1 million excluding the impact of the sale of the Company’s interconnect hardware development program) over the last three years. In addition to the Company’s cumulative income position, the assessment of the Company’s ability to utilize its U.S. deferred tax assets included an assessment of forecasted domestic and international earnings over a number of years, which included the impact of several major contracts that were finalized during the fourth quarter of 2014.
The partial reduction, in the amount of $13.5 million, of the valuation allowance held against the Company’s U.S. deferred tax assets during the year ended December 31, 2013 was due to actual income from operations during the year ended December 31, 2013 exceeding amounts previously used in the evaluation of the realizability of the Company’s deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years.
During the year ended December 31, 2012 the Company reduced the valuation allowance held against its deferred tax assets by $18.4 million as a result of the sale of the Company’s interconnect hardware development program. The Company further reduced the valuation allowance held against its U.S. deferred tax assets by $10.7 million during the year ended December 31, 2012 due to actual income from operations during the year ended December 31, 2012 exceeding amounts previously used in the evaluation of the realizability of the Company’s deferred tax assets at the beginning of the year and based upon an assessment of all positive and negative evidence relating to future years.
The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Consolidated Statement of Operations when that occurs.
The valuation allowance on deferred tax assets decreased by $67.7 million, $4.7 million and $27.9 million in 2014, 2013 and 2012, respectively. The decrease in the valuation allowance for the year ended December 31, 2014 included a reduction, in the amount of $55.7 million, of the valuation allowance held against the Company’s U.S. deferred tax assets based upon an assessment of all positive and negative evidence relating to future years. The decrease in the valuation allowance for the year ended December 31, 2013 was comprised of the partial reduction of the valuation allowance of $13.5 million which was principally offset by a stock compensation related adjustment of $8.4 million.
Undistributed earnings relating to the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2014, the Company’s foreign subsidiaries held cash in the amount of $42.2 million.
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$—
Increase related to current year income tax positions	470
Balance at December 31, 2012	$470
Decrease related to prior year income tax positions	(268)
Balance at December 31, 2013	$202
Increase related to prior year income tax positions	5,059
Increase related to current year income tax positions	369
Balance at December 31, 2014	$5,630

The balance of unrecognized tax benefits as of December 31, 2014 was $5.6 million of tax benefits that, if recognized, would affect the effective tax rate. It is not anticipated that the balance of unrecognized tax benefits will significantly change over the next twelve months.
The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Germany, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2009 and for

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

periods before 2013 in Germany and the United Kingdom, respectively. With respect to the U.S. federal and various state jurisdictions the Company is no longer subject to income tax examinations with respect to periods before 2011, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.
Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2014, 2013 and 2012.
NOTE 16    CREDIT FACILITIES
As of December 31, 2014, the Company had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association and an $11.0 million letter of credit facility with Silicon Valley Bank. Both facilities are designed to support the issuance of letters of credit and foreign exchange hedging transactions. The Wells Fargo Bank, National Association credit facility matures in October 2015 and the Silicon Valley Bank credit facility matures in December 2015. The Company made no draws and had no outstanding cash borrowings on any credit facilities as of December 31, 2014.
As of December 31, 2014, the Company had $13.5 million in outstanding letters of credit and $16.9 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
NOTE 17    SHAREHOLDERS’ EQUITY
Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.
Restricted Stock and Restricted Stock Units:    During 2014, 2013 and 2012, respectively, the Company issued an aggregate of 463,734, 755,979, and 1,316,447 shares of restricted stock, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $13.3 million, $15.8 million, and $15.8 million for 2014, 2013 and 2012, respectively. Stock compensation expense is recorded over the vesting period, which has generally been two years for non-employee directors and four years for officers and employees of the Company. As of December 31, 2014, $24.0 million remains to be expensed over the remaining vesting periods of these grants. This includes $12.4 million for performance vesting restricted stock subject to performance measures which are currently not considered probable to vest and $0.2 million for performance vesting restricted stock subject to performance measures which currently are considered probable to vest. No compensation expense is recognized for performance vesting restricted stock subject to performance measures that are not yet considered probable of attainment.
As of December 31, 2012, the Company had issued and outstanding 12,500 restricted stock units. There were no restricted stock units issued and outstanding as of December 31, 2014 and 2013. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records stock-based compensation expense over the vesting period. Once a restricted stock unit vests, a share of common stock of the Company will be issued.

Stock Option Plans:    As of December 31, 2014, the Company had one active equity incentive plan that provides shares available for option grants to employees, directors, executives and others. Options granted to employees under the Company’s equity incentive plan typically vest over four years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.
In determining the fair value of stock options, the Company used the Black-Scholes option pricing model that employed the following key weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	1.22%	0.98%	0.56%
Expected dividend yield	—%	—%	—%
Volatility	52.43%	50.45%	74.84%
Expected life (in years)	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$11.16	$8.22	$6.56
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied for the years ended December 31, 2014, 2013 and 2012 were 8.3%, 10.0%, and 6.6%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.
A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	3,417,920	$6.28
Granted	359,500	11.90
Exercised	(1,346,326)	5.52
Canceled and forfeited	(137,589)	11.35
Outstanding at December 31, 2012	2,293,505	7.31
Granted	346,360	20.65
Exercised	(495,221)	6.38
Canceled and forfeited	(66,575)	21.97
Outstanding at December 31, 2013	2,078,069	9.29
Granted	323,900	26.92
Exercised	(411,352)	7.50
Canceled and forfeited	(59,627)	18.45
Outstanding at December 31, 2014	1,930,990	12.34	6.6
Exercisable at December 31, 2014	1,251,080	8.18	5.6
Available for grant at December 31, 2014	3,079,888

As of December 31, 2014, there was $42.8 million of aggregate intrinsic value of outstanding stock options, including $32.9 million of aggregate intrinsic value of exercisable stock options. Intrinsic value is the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of December 31, 2014. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $10.2 million, $7.9 million, and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s unvested restricted stock and restricted stock unit grants and changes during the years ended December 31 was as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,302,414	$5.47	—	$—	1,302,414	$5.47
Granted	579,447	10.84	737,000	12.90	1,316,447	11.99
Forfeited	(31,771)	7.64	—	—	(31,771)	7.64
Vested	(384,352)	5.86	—	—	(384,352)	5.86
Outstanding at December 31, 2012	1,465,738	7.44	737,000	12.90	2,202,738	9.27
Granted	326,979	20.83	429,000	21.00	755,979	20.93
Forfeited	(3,437)	5.92	(72,000)	14.88	(75,437)	14.48
Vested	(661,580)	6.22	—	—	(661,580)	6.22
Outstanding at December 31, 2013	1,127,700	12.05	1,094,000	15.94	2,221,700	13.97
Granted	463,734	28.74	—	—	463,734	28.74
Forfeited	(134,653)	15.39	(277,000)	17.49	(411,653)	16.80
Vested	(423,179)	11.14	—	—	(423,179)	11.14
Outstanding at December 31, 2014	1,033,602	19.48	817,000	15.41	1,850,602	17.68
The estimated forfeiture rate applied to the Company’s restricted stock grants during the year ended December 31, 2014 was 6.3%. The total number of restricted shares outstanding as of December 31, 2014, 2013 and 2012 included 804,500, 1,081,500 and 737,000 performance vesting restricted shares subject to performance conditions that are currently not considered probable of vesting, respectively.
The aggregate fair value of restricted shares vested during 2014, 2013 and 2012 was $11.9 million, $14.0 million, and $4.2 million, respectively.
As of December 31, 2014, the Company had $29.4 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock grants. Excluding the $12.4 million for performance vesting restricted stock subject to performance measures which are currently not considered probable to vest, unrecognized compensation cost was $17.0 million. No compensation expense is recorded for performance vesting restricted stock subject to performance measures which are not yet considered probable of attainment. Unrecognized compensation cost related to unvested stock options and unvested restricted stock grants considered probable of vesting is expected to be recognized over a weighted average period of 2.9 years.
Outstanding and exercisable options by price range as of December 31, 2014, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 4.00	265,142	4.3	$3.71	265,142	$3.71
$ 4.01 - $ 6.00	240,647	5.1	$5.49	240,647	$5.49
$ 6.01 - $ 8.00	438,159	5.7	$6.29	360,553	$6.33
$ 8.01 - $ 34.15	987,042	8.1	$19.01	384,738	$14.68
$ 0.00 - $ 34.15	1,930,990	6.6	$12.34	1,251,080	$8.18

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table (in thousands) sets forth the share-based compensation cost resulting from stock options and stock grants recorded in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Cost of product revenue	$229	$135	$57
Cost of service revenue	255	229	258
Research and development	2,721	1,480	1,327
Sales and marketing	3,152	2,230	1,717
General and administrative	4,007	3,165	2,604
Total share-based compensation expense	$10,364	$7,239	$5,963
Employee Stock Purchase Plan (ESPP):    Under the Company’s non-compensatory employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2014, 2013 and 2012, 1,043,228, 1,022,610 and 998,118 shares, respectively, had been issued under the ESPP.
NOTE 18    BENEFIT PLANS
401(k) Plan
For the three years ended December 31, 2014, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2014, 2013 and 2012 Company match expense was $1.6 million, $1.2 million and $1.0 million, respectively.
Pension Plan
The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2014, the excess of plan assets over the projected benefit obligation of $2.3 million was $0.2 million. At December 31, 2013, the excess of plan assets over the projected benefit obligation of $2.6 million was $0.2 million. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.
NOTE 19    SEGMENT INFORMATION
The Company has the following reportable segments: Supercomputing (formerly HPC Systems), Storage and Data Management, Maintenance and Support and Engineering Services and Other. The Company’s segment presentation changed beginning January 1, 2014 to be consistent with information now provided to its Chief Executive Officer, who is the Company’s Chief Operating Decision Maker. This information has been modified to include inter-segment revenue and gross profit from Maintenance and Support services in Supercomputing and Storage and Data Management resulting from the sales of products in these segments. The prior period financial information has been reclassified to conform to the current period’s presentation.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Storage and Data Management
Storage and Data Management offers the Cray Sonexion and Tiered Adaptive Storage solution as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other is the Company’s analytics business and Custom Engineering.
The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2014	2013	2012
Revenue:
Supercomputing	$459,729	$434,133	$355,736
Storage and Data Management	84,412	76,955	55,009
Maintenance and Support	86,573	77,817	62,245
Engineering Services and Other	17,465	14,661	10,313
Elimination of inter-segment revenue	(86,573)	(77,817)	(62,245)
Total revenue	$561,606	$525,749	$421,058

Gross Profit:
Supercomputing	$146,565	$143,440	$128,723
Storage and Data Management	31,572	31,403	16,574
Maintenance and Support	38,819	38,476	25,735
Engineering Services and Other	6,277	9,483	5,881
Elimination of inter-segment gross profit	(38,819)	(38,476)	(25,735)
Total gross profit	$184,414	$184,326	$151,178
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
The Company’s geographic operations outside the United States include sales and service offices in Canada, Brazil, Europe, Japan, Australia, India, South Korea, the United Arab Emirates, China, Singapore and Taiwan. Product and service revenue and long-lived assets classified by significant country were as follows (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2014:
Product revenue	$253,930	$206,818	$460,748
Service revenue	$72,434	$28,424	$100,858
Long-lived assets	$58,868	$36,792	$95,660
For the year ended December 31, 2013:
Product revenue	$297,583	$138,747	$436,330
Service revenue	$62,072	$27,347	$89,419
Long-lived assets	$58,910	$6,146	$65,056
For the year ended December 31, 2012:
Product revenue	$301,162	$52,605	$353,767
Service revenue	$42,359	$24,932	$67,291
Long-lived assets	$57,549	$4,460	$62,009

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-lived assets as of December 31, 2014 included the $31.1 million long-term investment in sales-type lease which was held by the Company’s UK subsidiary.
Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from the U.S. Government totaled approximately $272.0 million, $266.1 million and $286.9 million in 2014, 2013 and 2012, respectively. In 2014, no non-U.S. Government customers accounted for more than 10% of total revenue. In 2013, one non-U.S. Government customer accounted for an aggregate of approximately 11% of total revenue. In 2012, one non-U.S. Government customer accounted for an aggregate of approximately 13% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2014, the UK and Germany accounted for a combined 23% of total revenue. In 2013 and 2012 no foreign country accounted for more than 10% of total revenue.
NOTE 20    RESEARCH AND DEVELOPMENT
The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	2014	2013	2012
Gross research and development expenses	$104,797	$92,469	$86,305
Less: Amounts included in cost of revenue	(7,713)	(3,741)	(1,080)
Less: Reimbursed research and development (excludes amounts in revenue)	(3,036)	(1,000)	(20,922)
Net research and development expenses	$94,048	$87,728	$64,303
NOTE 21    INTEREST INCOME (EXPENSE)
The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2014	2013	2012
Interest income	$643	$894	$397
Interest expense	(137)	(137)	(193)
Net interest income	$506	$757	$204
Interest income is earned by the Company on cash and cash equivalent, investment balances and the investment in sales-type lease.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 22    QUARTERLY DATA (UNAUDITED)
The following table presents unaudited quarterly financial information for the two years ended December 31, 2014. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.
The operating results are not necessarily indicative of results for any future periods. Quarter-to-quarter comparisons should not be relied upon as indicators of future performance. The Company’s business is driven by a few significant contracts and, as a result, the Company’s operating results are subject to very large quarterly fluctuations. The Company’s earnings per share for the full year may not equal the sum of the four quarterly earnings per share amounts because of common share activity during the year.
(In thousands, except per share data)

	2014				2013
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$55,110	$85,147	$159,406	$261,943	$79,547	$84,467	$54,366	$307,369
Cost of revenue	37,173	56,143	110,876	173,000	55,397	57,666	33,940	194,420
Gross profit	17,937	29,004	48,530	88,943	24,150	26,801	20,426	112,949
Research and development, net	22,621	24,189	22,503	24,735	20,226	19,968	21,555	25,979
Sales and marketing	11,776	13,259	14,808	17,942	11,143	11,550	11,480	17,172
General and administrative	5,413	5,316	5,813	6,839	5,485	5,085	4,970	8,063
Net income (loss) (1)	(12,938)	(6,748)	7,371	74,638	(7,609)	(150)	(11,025)	51,007
Net income (loss) per common share, basic	$(0.34)	$(0.18)	$0.19	$1.92	$(0.20)	$—	$(0.29)	$1.33
Net income (loss) per common share, diluted	$(0.34)	$(0.18)	$0.18	$1.84	$(0.20)	$—	$(0.29)	$1.27

(1)	The fourth quarter of 2014 includes the impact of the reduction of substantially all of the valuation allowance held against the Company’s U.S. deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 19, 2015

Schedule II — Valuation and Qualifying Accounts(1)
December 31, 2014
(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions (2)	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$110	$(62)	$(43)	$5
Year ended December 31, 2013:
Allowance for doubtful accounts	$5	$179	$(27)	$157
Year ended December 31, 2014:
Allowance for doubtful accounts	$157	$22	$(82)	$97

(1)	The Company does not have any warranty liabilities.

(2)	Deductions represent uncollectible accounts written off, net of recoveries.