Form 10-Q
period 2015-03-31
CRAY INC
filed 2015-05-05
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2015, there were 40,820,807 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$118,631	$112,633
Restricted cash	16,849	16,874
Short-term investments	9,562	16,289
Accounts and other receivables, net	80,958	165,113
Inventory	210,159	143,632
Deferred tax asset	39,075	36,073
Prepaid expenses and other current assets	25,399	17,948
Total current assets	500,633	508,562

Long-term investments	2,897	—
Long-term investment in sales-type lease, net	27,155	31,089
Property and equipment, net	34,383	34,793
Service spares, net	1,953	1,868
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	3,334	3,895
Deferred tax assets	42,274	41,414
Other non-current assets	17,067	15,631
TOTAL ASSETS	$643,878	$651,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,191	$48,699
Accrued payroll and related expenses	9,837	16,054
Other accrued liabilities	5,183	16,285
Deferred revenue	71,751	65,910
Total current liabilities	147,962	146,948

Long-term deferred revenue	41,087	47,588
Other non-current liabilities	2,082	3,044
TOTAL LIABILITIES	191,131	197,580

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,880,628 and 40,822,377 shares, respectively	602,025	598,390
Accumulated other comprehensive income	11,222	6,503
Accumulated deficit	(160,500)	(151,039)
TOTAL SHAREHOLDERS’ EQUITY	452,747	453,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$643,878	$651,434
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$52,741	$30,015
Service	26,903	25,095
Total revenue	79,644	55,110
Cost of revenue:
Cost of product revenue	40,756	23,972
Cost of service revenue	14,852	13,201
Total cost of revenue	55,608	37,173
Gross profit	24,036	17,937
Operating expenses:
Research and development, net	22,187	22,621
Sales and marketing	12,552	11,776
General and administrative	6,140	5,413
Total operating expenses	40,879	39,810
Loss from operations	(16,843)	(21,873)

Other income (expense), net	744	(646)
Interest income, net	364	61
Loss before income taxes	(15,735)	(22,458)
Income tax benefit	6,341	9,520
Net loss	$(9,394)	$(12,938)

Basic net loss per common share	$(0.24)	$(0.34)
Diluted net loss per common share	$(0.24)	$(0.34)

Basic weighted average shares outstanding	39,003	38,317
Diluted weighted average shares outstanding	39,003	38,317
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(9,394)	$(12,938)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(14)	4
Foreign currency translation adjustments	483	23
Unrealized gain (loss) on cash flow hedges	4,320	(328)
Reclassification adjustments on cash flow hedges included in net loss	(70)	20
Other comprehensive income (loss)	4,719	(281)
Comprehensive loss	$(4,675)	$(13,219)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(9,394)	$(12,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,971	3,910
Share-based compensation expense	3,173	2,522
Deferred income taxes	(3,902)	(9,797)
Other	(969)	639
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	81,341	124,120
Long-term investment in sales-type lease, net	2,529	—
Inventory	(68,617)	(24,127)
Prepaid expenses and other assets	(4,801)	(5,588)
Accounts payable	13,371	1,612
Accrued payroll and related expenses and other accrued liabilities	(15,049)	(21,102)
Deferred revenue	1,176	1,760
Net cash provided by operating activities	2,829	61,011
Investing activities:
Sales/maturities of available-for-sale investments	8,479	9,000
Purchases of available-for-sale investments	(4,697)	(52,732)
Increase in restricted cash	—	(19,432)
Purchases of property and equipment	(1,849)	(3,501)
Net cash provided by (used in) investing activities	1,933	(66,665)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	169	169
Purchase of employee restricted shares to fund related statutory tax withholding	(134)	(453)
Proceeds from exercises of stock options	362	986
Net cash provided by financing activities	397	702
Effect of foreign exchange rate changes on cash and cash equivalents	839	10
Net increase (decrease) in cash and cash equivalents	5,998	(4,942)
Cash and cash equivalents:
Beginning of period	112,633	192,633
End of period	$118,631	$187,691
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5
Cash paid for income taxes	$661	$1,232
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service inventory	$2,083	$680
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$135,480	$135,480	$—
Available-for-sale investments (1)	12,459	12,459	—
Foreign exchange forward contracts (2)	16,778	—	16,778
Assets measured at fair value at March 31, 2015	$164,717	$147,939	$16,778

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2015 and December 31, 2014, the Company had outstanding forward contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	March 31, 2015	December 31, 2014
British Pounds (GBP)	59.3	77.9
Euros (EUR)	16.8	40.7
Swiss Francs (CHF)	1.6	0.9
Singapore Dollars (SGD)	—	0.1
Swedish Krona (SEK)	—	84.8
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $121.2 million and $192.5 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, the Company had outstanding forward contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 9.5 million Euros and 26.3 million British Pounds, respectively. As of December 31, 2014, the Company had outstanding forward contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 28.3 million British Pounds. The foreign currency exposure related to these contracts was approximately $53.3 million as of March 31, 2015 and $43.4 million as of December 31, 2014. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These forward contracts are considered to be economic hedges.
Cash receipts associated with the hedged contracts are expected to be received from 2015 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2015	Fair Value as of December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$8,379	$5,360
Foreign currency contracts	Other non-current assets	4,855	5,717
Foreign currency contracts	Other accrued liabilities	—	(1,219)
Foreign currency contracts	Other non-current liabilities	—	(152)
Total fair value of derivative instruments designated as cash flow hedges		$13,234	$9,706

Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2015	Fair Value as of December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$2,092	$2
Foreign currency contracts	Other non-current assets	1,452	—
Foreign currency contracts	Other accrued liabilities	—	(235)
Foreign currency contracts	Other non-current liabilities	—	(533)
Total fair value of derivative instruments not designated as cash flow hedges		$3,544	$(766)

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of gross and net of tax reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2015 and 2014 (in thousands). The gross reclassification adjustments increased product revenue for the three months ended March 31, 2015 and decreased product revenue for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014

Gross of tax reclassifications	$117	$(33)
Net of tax reclassifications	$70	$(20)
The following tables show the changes in Accumulated Other Comprehensive Income by component for the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended March 31, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(14)	483	4,250	4,719
Ending balance	$(2)	$2,552	$8,672	$11,222

Income tax expense (benefit) associated with current-period change	$(10)	$(328)	$2,824	$2,486

Three Months Ended March 31, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	4	23	(308)	(281)
Ending balance	$4	$3,280	$(2,712)	$572

Income tax expense (benefit) associated with current-period change	$2	$(167)	$(205)	$(370)
Note 5— Loss Per Share ("EPS")
Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock, outstanding during the period. Diluted EPS is computed by dividing net loss available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and unvested restricted stock units as computed under the treasury stock method.
For the three months ended March 31, 2015 and 2014, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2015 and 2014, potential gross common shares of 2.9 million and 3.2 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 1.5 million and 1.1 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of diluted EPS for the three months ended March 31, 2015 and 2014, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss). The carrying amount of the Company’s investments in available-for-sale securities as of March 31, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$9,565	$(3)	$9,562
Long-term available-for-sale securities	2,898	(1)	2,897
Total	$12,463	$(4)	$12,459

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2014 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$16,269	$20	$16,289

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts receivable	$41,749	$126,874
Unbilled receivables	15,206	20,788
Advance billings	10,001	4,960
Short-term investment in sales-type lease	9,793	10,187
Other receivables	4,306	2,401
	81,055	165,210
Allowance for doubtful accounts	(97)	(97)
Accounts and other receivables, net	$80,958	$165,113

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2015 and December 31, 2014, accounts receivable included $49.6 million and $87.0 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (U.S. Government). Of these amounts, $3.2 million and $2.1 million were unbilled as of March 31, 2015 and December 31, 2014, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2015, one non-U.S. Government customer accounted for 12% of total accounts and other receivables. As of December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total accounts and other receivables.

Note 8— Sales-type Lease

As of March 31, 2015 and December 31, 2014, the Company had a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer's acceptance of the system.

The following table shows the components of the net investment in the sales-type lease as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments to be received	$47,267	$53,134
Less: executory costs	(9,533)	(10,717)
Net minimum lease payments receivable	37,734	42,417
Estimated residual value of leased property (unguaranteed)	1,195	1,253
Less: unearned income	(1,981)	(2,394)
Net investment in sales-type lease	36,948	41,276
Less: long-term investment in sales-type lease	(27,155)	(31,089)
Investment in sales-type lease included in accounts and other receivables	$9,793	$10,187

    As of March 31, 2015, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2015 (Less than 1 Year)	$10,129
2016	13,505
2017	13,505
2018	10,128
Total minimum lease payments to be received	$47,267

Note 9— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Components and subassemblies	$73,376	$60,851
Work in process	54,963	46,954
Finished goods	81,820	35,827
Total	$210,159	$143,632
Finished goods inventory of $78.5 million and $35.3 million was located at customer sites pending acceptance as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, three customers accounted for $73.2 million, and at December 31, 2014, two customers accounted for $31.2 million of finished goods inventory.
During the three months ended March 31, 2014, the Company wrote off $0.4 million of inventory, primarily related to its CS300 product line. The Company had no inventory write-offs during the three months ended March 31, 2015.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred product revenue	$27,613	$21,152
Deferred service revenue	85,225	92,346
Total deferred revenue	112,838	113,498
Less: long-term deferred revenue	(41,087)	(47,588)
Deferred revenue in current liabilities	$71,751	$65,910

As of March 31, 2015 and December 31, 2014, the U.S. Government accounted for $69.6 million and $63.8 million, respectively, of total deferred revenue. As of March 31, 2015 and December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
The fair value of unvested restricted stock and restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month periods ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	1.36%	1.24%
Expected dividend yield	—%	—%
Volatility	50.71%	50.40%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$12.04	$11.01
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options or stock units that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three months ended March 31, 2015 and 2014 was 8.0% and 10.0%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
The Company also has an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
The following table sets forth the gross share-based compensation cost resulting from stock options and unvested restricted stock that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of product revenue	$70	$52
Cost of service revenue	66	69
Research and development, net	873	761
Sales and marketing	938	751
General and administrative	1,226	889
Total	$3,173	$2,522

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1,930,990	$12.34
Grants	35,000	$29.78
Exercises	(59,007)	$6.14
Canceled and forfeited	(5,560)	$11.04
Outstanding at March 31, 2015	1,901,423	$12.86	6.5
Exercisable at March 31, 2015	1,277,910	$8.85	5.6
Available for grant at March 31, 2015	1,991,533

As of March 31, 2015, there was $28.9 million of aggregate intrinsic value of outstanding stock options, including $24.6 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2015 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. During the three months ended March 31, 2015, stock options covering 59,007 shares of common stock with a total intrinsic value of $1.6 million were exercised. During the three months ended March 31, 2014, stock options covering 143,258 shares of common stock with a total intrinsic value of $4.3 million were exercised.
A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2015 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,033,602	$19.48	817,000	$15.41	1,850,602	$17.68
Granted	8,000	$29.14	—	$—	8,000	$29.14
Forfeited	—	$—	(10,000)	$12.88	(10,000)	$12.88
Vested	(17,162)	$11.24	—	$—	(17,162)	$11.24
Outstanding at March 31, 2015	1,024,440	$19.69	807,000	$15.45	1,831,440	$17.82
The estimated forfeiture rate applied to the Company's restricted stock grants during the three months ended March 31, 2015 was 8.0%. The aggregate fair value of restricted stock vested during the three months ended March 31, 2015 and 2014 was $0.5 million and $1.1 million, respectively.
During the three months ended March 31, 2015, the Company granted a total of 699,300 performance vesting restricted stock units with a grant date fair value of $30.04 per unit to senior level executives. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. These restricted stock units are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded. If the performance criteria is met in a future period, the restricted stock units will vest and a share of common stock representing each restricted stock unit will be issued by the Company. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $47.7 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of March 31, 2015. Excluding the $33.3 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units that are subject to performance measures that are currently not considered "probable" of attainment, unrecognized compensation cost would have been $14.4 million. No compensation expense is recognized for unvested restricted stock or restricted stock units subject to performance measures that are not considered probable of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.8 years.

Note 12— Taxes
The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Effective Tax Rates	40%	42%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 40% for the three months ended March 31, 2015 was the result of state and foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 42% for the three months ended March 31, 2014 was the result of state taxes.
The Company reduced substantially all of the remaining valuation allowance held against its U.S. deferred tax assets during the year ended December 31, 2014. The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period the Company's assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Condensed Consolidated Statement of Operations when that occurs.
Note 13— Segment Information
The Company has the following reportable segments: Supercomputing (formerly HPC Systems), Storage and Data Management, Maintenance and Support, and Engineering Services and Other. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.
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
Engineering Services and Other
Included within Engineering Services and Other is the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Supercomputing	$59,830	$43,626
Storage and Data Management	15,194	8,065
Maintenance and Support	22,953	21,965
Engineering Services and Other	4,620	3,419
Elimination of inter-segment revenue	(22,953)	(21,965)
Total revenue	$79,644	$55,110

Gross Profit:
Supercomputing	$19,424	$13,223
Storage and Data Management	3,721	2,907
Maintenance and Support	11,324	10,214
Engineering Services and Other	891	1,807
Elimination of inter-segment gross profit	(11,324)	(10,214)
Total gross profit	$24,036	$17,937
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Three months ended March 31,
Product revenue	$31,564	$10,463	$21,177	$19,552	$52,741	$30,015
Service revenue	18,919	17,744	7,984	7,351	26,903	25,095
Total revenue	$50,483	$28,207	$29,161	$26,903	$79,644	$55,110
Sales to the U.S. Government totaled approximately $47.8 million for the three months ended March 31, 2015, compared to approximately $22.0 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, one non-U.S. Government customer accounted for 14% of total revenue and revenue in India accounted for 19% of total revenue. For the three months ended March 31, 2014, one non-U.S. Government customer accounted for 13% of total revenue and revenue in Japan accounted for 25% of total revenue.

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
Summary of First Three Months of 2015 Results
Total revenue increased $24.5 million for the first three months of 2015 compared to the first three months of 2014, from $55.1 million to $79.6 million, due mainly to higher product revenue. The increase in product revenue of $22.7 million was primarily attributable to a higher volume of Supercomputing and Storage and Data Management acceptances in the three months ended March 31, 2015 as compared to the first three months of 2014. Product revenue was positively impacted by customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, and the availability of certain key components, among other factors.
Net loss for the first three months of 2015 was $9.4 million compared to net loss of $12.9 million for the same period in 2014. The decrease in net loss was primarily attributable to an increase in gross profit of $6.1 million due to higher revenue, partially offset by a decrease in income tax benefit of $3.2 million.
Net cash provided by operating activities was $2.8 million for the first three months of 2015 compared to net cash provided by operating activities of $61.0 million for the first three months of 2014. Net cash provided by operating activities in the first three months of 2015 was primarily driven by collections from customers that resulted in a decrease of $81.3 million in our accounts receivable balance, offset by an increase of $68.6 million in inventory as a result of systems builds for future deliveries and the net loss of $9.4 million.
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
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel Corporation, or Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. Vendors of such systems often put pricing pressure on us in competitive procurements.
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

Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of product shipments, installations and acceptances in order to forecast revenue and cash receipts; longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We are also increasing our business and product development efforts in storage and data management along with big data analytics. Service revenue related to our maintenance offerings is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Our product gross profit margin increased from 20% for the three months ended March 31, 2014 to 23% during the same period in 2015. The product gross profit margin increased in part due to a lower percentage of our revenue being derived from cluster products, which typically carry a lower margin. Service gross profit margin decreased from 47% for the three months ended March 31, 2014 to 45% for the same period in 2015 primarily due to lower margins on engineering services contracts.
Operating expenses.    Our operating expenses are driven primarily by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas. Operating costs have increased as we made significant additional investments in sales and marketing and support staff to support our recent growth and position ourselves for growth in the future.
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
Results of Operations
Our revenue, results of operations and cash balances are likely to fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	2014
Product revenue	$52,741	$30,015
Less: Cost of product revenue	40,756	23,972
Product gross profit	$11,985	$6,043
Product gross profit margin	23%	20%
Service revenue	$26,903	$25,095
Less: Cost of service revenue	14,852	13,201
Service gross profit	$12,051	$11,894
Service gross profit margin	45%	47%
Total revenue	$79,644	$55,110
Less: Total cost of revenue	55,608	37,173
Total gross profit	$24,036	$17,937
Total gross profit margin	30%	33%

Product Revenue
Product revenue of $52.7 million and $30.0 million for the three months ended March 31, 2015 and 2014, respectively, was primarily from sales of our Cray XC, Cray CS and Sonexion storage systems. Product revenue for the three months ended March 31, 2015 increased from the prior year period primarily due to a higher volume of Supercomputing and Storage and Data Management acceptances in the three months ended March 31, 2015 as compared to the first three months of 2014. Product revenue was positively impacted by customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Service Revenue
Service revenue for the three months ended March 31, 2015 was $26.9 million compared to $25.1 million for the same period in 2014. The increase in service revenue was due to higher maintenance revenue from our larger installed system base and higher engineering services revenue.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $16.8 million for the three months ended March 31, 2015, compared to the same period in 2014 driven primarily by higher product revenue. For the three months ended March 31, 2015, product gross profit margin increased 3% points to 23% from 20% in the same period in 2014. The product gross profit margin increased in part due to a lower percentage of our revenue being derived from cluster products, which typically carry a lower margin. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2015, cost of service revenue increased by $1.7 million compared to the same period in 2014 driven primarily by higher service revenue. Service gross profit margin for the three months ended March 31, 2015 decreased by 2% points to 45% compared to 47% in the same period in 2014. The decrease was primarily due to lower margins on engineering services contracts.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	2014
Gross research and development expenses	$25,646	$25,078
Less: Amounts included in cost of revenue	(3,213)	(1,457)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(246)	(1,000)
Net research and development expenses	$22,187	$22,621
Percentage of total revenue	28%	41%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three months ended March 31, 2015, gross research and development expenses increased by $0.6 million compared to the same period in 2014 primarily due to increased investments in the development of new products. We increased our average headcount which resulted in higher compensation expense of $1.3 million, including $0.1 million in increased share based compensation. This was offset by a $0.7 million decrease in outside services.
Net research and development expenses decreased by $0.4 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was due to an increase in amounts included in cost of revenue, offset in part by higher gross research and development expenses and a decrease in reimbursed research and development expenses.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	2014
Sales and marketing	$12,552	$11,776
Percentage of total revenue	16%	21%
General and administrative	$6,140	$5,413
Percentage of total revenue	8%	10%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2015 increased by $0.8 million, from the same period in 2014 primarily due to increased salaries and employee-related expenses incurred in connection with the expansion of our sales force. Compensation expense increased by $0.8, including a $0.2 million increase in share based compensation.
General and Administrative. General and administrative expense for the three months ended March 31, 2015 increased by $0.7 million from the same period in 2014 primarily due to a year over year increase in headcount to support the growth in the business. Compensation expense increased by $0.7 million, including a $0.3 million increase in share based compensation.
Other Income (Expense), net
For the three months ended March 31, 2015, we recognized net other income of $0.7 million compared to net other expense of $0.6 million for the same period in 2014. Net other income and expense for the three months ended March 31, 2015 and 2014 included gains and losses from foreign currency transactions, investments and disposals of assets.

Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2015 and 2014, respectively, were (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$369	$71
Interest expense	(5)	(10)
Interest income, net	$364	$61

Interest income, net for the three months ended March 31, 2015 increased as compared to the same period in 2014 due to amortization of unearned income on the sales-type lease that we entered into with a customer.
Taxes
Our effective tax rates were approximately 40% and 42% for the three months ended March 31, 2015 and 2014, respectively. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 40% for the three months ended March 31, 2015 was the result of state and foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 42% for the three months ended March 31, 2014 was the result of state taxes.
New Accounting Pronouncements
In May 2014, FASB, issued ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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
Cash and cash equivalents increased by $6.0 million from December 31, 2014 to March 31, 2015. The increase was primarily attributable to collections from customers that resulted in a decrease of $81.3 million in our accounts receivable balance and sales and maturities of debt securities of $8.5 million, offset by an increase of $68.6 million in inventory as a result of systems builds for future deliveries, purchases of debt securities of $4.7 million and the net loss of $9.4 million.
As of March 31, 2015, we had working capital of $352.7 million compared to $361.6 million as of December 31, 2014. During the three months ended March 31, 2015, we invested $4.7 million in debt securities and had a total of $12.5 million in debt security investments as of March 31, 2015.

Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating Activities	$2,829	$61,011
Investing Activities	$1,933	$(66,665)
Financing Activities	$397	$702

Operating Activities. Net cash provided by operating activities was $2.8 million for the first three months of 2015 compared to net cash provided by operating activities of $61.0 million for the first three months of 2014. Net cash provided by operating activities in the first three months of 2015 was primarily driven by collections from customers that resulted in a decrease of $81.3 million in our accounts receivable balance, offset by an increase of $68.6 million in inventory as a result of systems builds for future deliveries and the net loss of $9.4 million. For the three months ended March 31, 2014, net cash provided by operating activities was primarily driven by a decrease of $124.1 million in accounts receivable, offset by an increase of $24.1 million in inventory and payment of the 2013 accrued incentive compensation expense, which resulted in a decrease of $21.1 million in accrued payroll and related expenses.
Investing Activities. Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2015, compared to $66.7 million net cash used in investing activities for the same 2014 period. Net cash provided by investing activities for the three months ended March 31, 2015 was due principally to sales and maturities of debt securities of $8.5 million, partially offset by purchases of debt securities and property and equipment of $4.7 million and $1.8 million respectively. For the three months ended March 31, 2014, net cash used in investing activities was due principally to purchases of debt securities of $52.7 million and an increase in restricted cash of $19.4 million, partially offset by sales and maturities of debt securities of $9.0 million.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $0.4 million compared to $0.7 million net cash provided by financing activities for the same period in 2014. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2015 (Less than 1 Year)	2016-2017	2018-2019	Thereafter
Development agreements	$14,250	$9,717	$4,483	$50	$—
Operating leases	36,260	3,739	9,301	8,657	14,563
Total contractual cash obligations	$50,510	$13,456	$13,784	$8,707	$14,563

As of March 31, 2015, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association and an $11.0 million letter of credit facility with Silicon Valley Bank. Both facilities are designed to support the issuance of letters of credit and foreign exchange hedging transactions. The Wells Fargo Bank, National Association credit facility matures in October 2015 and the Silicon Valley Bank credit facility matures in December 2015. We made no draws and had no outstanding cash borrowings on any lines of credit as of March 31, 2015.
As of March 31, 2015, we had $12.6 million in outstanding letters of credit and $16.8 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2015, we incurred $2.8 million for such arrangements.

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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2015 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
As of March 31, 2015, we had approximately $91.0 million of net deferred tax assets, against which we provided a $9.7 million valuation allowance, resulting in a net deferred tax asset of $81.3 million. During the year ended December 31, 2014 we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock at the date of grant.
We grant performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be probable.
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
As of March 31, 2015, we had entered into forward exchange contracts that were designated as cash flow hedges that hedge approximately $121.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These forward contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of March 31, 2015, we had entered into forward exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $53.3 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These forward contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of March 31, 2015, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $1.1 million.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our 2014 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a very limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets or other contractual obligations, or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year as occurred in the fourth quarter of 2014. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
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
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems such as our next generation "Shasta" system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

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
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems such as our next generation Shasta system, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems such as our next generation Shasta system. We need to compete successfully against HPC systems from both large, established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•	whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to completing development of new products when we must estimate future system performance, such as has been required with our Cray XC systems and will be frequently required for subsequent systems such as our next generation Shasta system; and

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required.

Failure to successfully develop and sell our Cray XC systems and successor systems such as our next generation Shasta system into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2012, 2013, 2014 and the first three months of 2015, approximately 68%, 51%, 48% and 60%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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

We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2012, 2013, 2014 and the first three months of 2015, approximately 68%, 51%, 48% and 60% respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We may not fully realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel Corporation, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may not have been successful in ascertaining or evaluating all such risks and, as a result, might not ultimately fully realize all of the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

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
If we fail to fully realize the expected benefits from the transaction, or to minimize the expected risks of the transaction, whether as a result of unidentified risks or other unforeseen events, our business, results of operations and financial condition could be adversely affected.
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	Offer Letter between the Company and Ryan W. J. Waite, dated October 27, 2014					X
10.2	Offer Letter between the Company and Margaret Ann Williams, dated April 14, 2005	8-K	000-26820	5/9/2005	10.1
10.3	2015 Executive Bonus Plan					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	May 5, 2015	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	May 5, 2015	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	May 5, 2015	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer