Form 10-Q
period 2015-06-30
CRAY INC
filed 2015-07-30
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, there were 40,806,849 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,175	$112,633
Restricted cash	16,834	16,874
Short-term investments	13,304	16,289
Accounts and other receivables, net	136,680	165,113
Inventory	221,197	143,632
Deferred tax asset	37,403	36,073
Prepaid expenses and other current assets	24,199	17,948
Total current assets	517,792	508,562

Long-term investments	4,427	—
Long-term investment in sales-type lease, net	26,133	31,089
Property and equipment, net	34,677	34,793
Service spares, net	2,317	1,868
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	3,664	3,895
Deferred tax assets	42,183	41,414
Other non-current assets	14,450	15,631
TOTAL ASSETS	$659,825	$651,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,787	$48,699
Accrued payroll and related expenses	6,721	16,054
Other accrued liabilities	4,857	16,285
Deferred revenue	73,736	65,910
Total current liabilities	163,101	146,948

Long-term deferred revenue	36,183	47,588
Other non-current liabilities	2,843	3,044
TOTAL LIABILITIES	202,127	197,580

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,804,481 and 40,822,377 shares, respectively	605,105	598,390
Accumulated other comprehensive income	7,636	6,503
Accumulated deficit	(155,043)	(151,039)
TOTAL SHAREHOLDERS’ EQUITY	457,698	453,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$659,825	$651,434
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$157,937	$61,748	$210,678	$91,763
Service	28,224	23,399	55,127	48,494
Total revenue	186,161	85,147	265,805	140,257
Cost of revenue:
Cost of product revenue	120,789	43,967	161,545	67,939
Cost of service revenue	15,787	12,176	30,639	25,377
Total cost of revenue	136,576	56,143	192,184	93,316
Gross profit	49,585	29,004	73,621	46,941
Operating expenses:
Research and development, net	20,106	24,189	42,293	46,810
Sales and marketing	13,412	13,259	25,964	25,035
General and administrative	6,435	5,316	12,575	10,729
Total operating expenses	39,953	42,764	80,832	82,574
Income (loss) from operations	9,632	(13,760)	(7,211)	(35,633)

Other income (expense), net	(258)	(337)	486	(983)
Interest income, net	413	84	777	145
Income (loss) before income taxes	9,787	(14,013)	(5,948)	(36,471)
Income tax (expense) benefit	(4,006)	7,265	2,335	16,785
Net income (loss)	$5,781	$(6,748)	$(3,613)	$(19,686)

Basic net income (loss) per common share	$0.15	$(0.18)	$(0.09)	$(0.51)
Diluted net income (loss) per common share	$0.14	$(0.18)	$(0.09)	$(0.51)

Basic weighted average shares outstanding	39,104	38,509	39,053	38,414
Diluted weighted average shares outstanding	40,759	38,509	39,053	38,414
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$5,781	$(6,748)	$(3,613)	$(19,686)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(6)	22	(20)	26
Foreign currency translation adjustments	(170)	(568)	313	(545)
Unrealized gain (loss) on cash flow hedges	(3,409)	(792)	911	(1,120)
Reclassification adjustments on cash flow hedges included in net income (loss)	(1)	(517)	(71)	(497)
Other comprehensive income (loss)	(3,586)	(1,855)	1,133	(2,136)
Comprehensive income (loss)	$2,195	$(8,603)	$(2,480)	$(21,822)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(3,613)	$(19,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,411	8,202
Share-based compensation expense	5,927	5,400
Deferred income taxes	(2,136)	(17,764)
Other	150	1,513
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	28,375	105,071
Long-term investment in sales-type lease, net	5,108	—
Inventory	(82,822)	(99,208)
Prepaid expenses and other assets	(3,709)	(3,385)
Accounts payable	29,695	41,253
Accrued payroll and related expenses and other accrued liabilities	(21,224)	(31,144)
Deferred revenue	(2,972)	7,992
Net cash used in operating activities	(38,810)	(1,756)
Investing activities:
Sales/maturities of available-for-sale investments	8,479	14,000
Purchases of available-for-sale investments	(9,991)	(56,063)
Increase in restricted cash	—	(21,347)
Purchases of property and equipment	(3,976)	(6,472)
Net cash used in investing activities	(5,488)	(69,882)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	352	305
Purchase of employee restricted shares to fund related statutory tax withholding	(866)	(2,021)
Proceeds from exercises of stock options	911	1,180
Net cash provided by (used in) financing activities	397	(536)
Effect of foreign exchange rate changes on cash and cash equivalents	(557)	53
Net decrease in cash and cash equivalents	(44,458)	(72,121)
Cash and cash equivalents:
Beginning of period	112,633	192,633
End of period	$68,175	$120,512
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$5
Cash paid for income taxes	$1,471	$2,131
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$4,762	$1,711
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

Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.
In July 2015, FASB deferred the effective date of its new revenue recognition standard by one year. The final ASU would permit application of the new revenue standard to fiscal and interim reporting periods beginning after December 15, 2016 and require application of the new revenue standard to fiscal and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$85,009	$85,009	$—
Available-for-sale investments (1)	17,731	17,731	—
Foreign currency exchange contracts (2)	8,604	—	8,604
Assets measured at fair value at June 30, 2015	$111,344	$102,740	$8,604
Liabilities:
Foreign currency exchange contracts (3)	(964)	—	(964)
Liabilities measured at fair value at June 30, 2015	$(964)	$—	$(964)

(1)	Included in "Short-term investments" and "Long-term investments" on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2015 and December 31, 2014, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2015	December 31, 2014
British Pounds (GBP)	59.3	77.9
Euros (EUR)	16.8	40.7
Swiss Francs (CHF)	1.6	0.9
Singapore Dollars (SGD)	—	0.1
Swedish Krona (SEK)	—	84.8
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $121.2 million and $192.5 million as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 5.0 million Euros, 0.4 million Swiss Francs and 23.0 million British Pounds, respectively. As of December 31, 2014, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 28.3 million British Pounds. The foreign currency exposure related to these contracts was approximately $42.3 million as of June 30, 2015 and $43.4 million as of December 31, 2014. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2015	Fair Value as of December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$5,156	$5,360
Foreign currency contracts	Other non-current assets	2,359	5,717
Foreign currency contracts	Other accrued liabilities	—	(1,219)
Foreign currency contracts	Other non-current liabilities	—	(152)
Total fair value of derivative instruments designated as cash flow hedges		$7,515	$9,706

Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2015	Fair Value as of December 31, 2014
Foreign currency contracts	Prepaid expenses and other current assets	$1,089	$2
Foreign currency contracts	Other non-current assets	—	—
Foreign currency contracts	Other accrued liabilities	(343)	(235)
Foreign currency contracts	Other non-current liabilities	(621)	(533)
Total fair value of derivative instruments not designated as cash flow hedges		$125	$(766)

Note 4— Accumulated Other Comprehensive Income (Loss)
The following table shows the impact on product revenue of gross and net of tax reclassification adjustments from accumulated other comprehensive income (loss) resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2015 and 2014 (in thousands). The gross reclassification adjustments increased product revenue for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross of tax reclassifications	$1	$861	$118	$828
Net of tax reclassifications	$1	$517	$71	$497
The following tables show the changes in Accumulated Other Comprehensive Income (Loss) by component for the three and six months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended June 30, 2015
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(2)	$2,552	$8,672	$11,222
Current-period change, net of tax	(6)	(170)	(3,410)	(3,586)
Ending balance	$(8)	$2,382	$5,262	$7,636

Income tax expense (benefit) associated with current-period change	$(4)	$57	$(2,273)	$(2,220)

Three Months Ended June 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$4	$3,280	$(2,712)	$572
Current-period change, net of tax	22	(568)	(1,309)	(1,855)
Ending balance	$26	$2,712	$(4,021)	$(1,283)

Income tax expense (benefit) associated with current-period change	$15	$195	$(862)	$(652)

Six Months Ended June 30, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(20)	313	840	1,133
Ending balance	$(8)	$2,382	$5,262	$7,636

Income tax expense (benefit) associated with current-period change	$(13)	$(271)	$551	$267

Six Months Ended June 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	26	(545)	(1,617)	(2,136)
Ending balance	$26	$2,712	$(4,021)	$(1,283)

Income tax expense (benefit) associated with current-period change	$17	$28	$(1,067)	$(1,022)
Note 5— Income (Loss) Per Share ("EPS")
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
For the three months ended June 30, 2015, the added shares from these items included in the calculation of diluted shares and EPS totaled 1.7 million. For the six months ended June 30, 2015 and the three and six months ended June 30, 2014, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six months ended June 30, 2015, potential gross common shares of 0.9 million and 3.1 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2014, potential gross common shares of 3.4 million were antidilutive and not included in computing diluted EPS. An additional 1.4 million and 1.1 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and six months ended June 30, 2015 and 2014, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale."  Changes in fair value are reflected in other comprehensive income (loss). The carrying amount of the Company’s investments in available-for-sale securities as of June 30, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$13,311	$(7)	$13,304
Long-term available-for-sale securities	4,434	(7)	4,427
Total	$17,745	$(14)	$17,731

The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2014 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$16,269	$20	$16,289

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts receivable	$110,757	$126,874
Unbilled receivables	10,658	20,788
Advance billings	3,000	4,960
Short-term investment in sales-type lease	10,458	10,187
Other receivables	1,904	2,401
	136,777	165,210
Allowance for doubtful accounts	(97)	(97)
Accounts and other receivables, net	$136,680	$165,113

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2015 and December 31, 2014, accounts receivable included $50.0 million and $87.0 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government ("U.S. Government"). Of these amounts, $2.7 million and $2.1 million were unbilled as of June 30, 2015 and December 31, 2014, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2015, one customer in Saudi Arabia accounted for 41% of total accounts and other receivables. As of December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total accounts and other receivables.

Note 8— Sales-type Lease

As of June 30, 2015 and December 31, 2014, the Company had a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer's acceptance of the system. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts which act as an economic hedge for the foreign currency exposure associated with this arrangement.

The following table shows the components of the net investment in the sales-type lease as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments to be received	$46,519	$53,134
Less: executory costs	(9,382)	(10,717)
Net minimum lease payments receivable	37,137	42,417
Estimated residual value of leased property (unguaranteed)	1,266	1,253
Less: unearned income	(1,812)	(2,394)
Net investment in sales-type lease	36,591	41,276
Less: long-term investment in sales-type lease	(26,133)	(31,089)
Investment in sales-type lease included in accounts and other receivables	$10,458	$10,187

    As of June 30, 2015, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2015 (Less than 1 year)	$7,156
2016	14,314
2017	14,314
2018	10,735
Total minimum lease payments to be received	$46,519

Note 9— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Components and subassemblies	$48,607	$60,851
Work in process	61,475	46,954
Finished goods	111,115	35,827
Total	$221,197	$143,632
Finished goods inventory of $97.6 million and $35.3 million was located at customer sites pending acceptance as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, two customers accounted for $92.5 million, and at December 31, 2014, two customers accounted for $31.2 million of finished goods inventory.
During the three and six months ended June 30, 2015, the Company wrote off $0.5 million of inventory. During the three and six months ended June 30, 2014, the Company wrote off $0.6 million and $1.0 million, respectively, of inventory.

Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred product revenue	$27,547	$21,152
Deferred service revenue	82,372	92,346
Total deferred revenue	109,919	113,498
Less: long-term deferred revenue	(36,183)	(47,588)
Deferred revenue in current liabilities	$73,736	$65,910
As of June 30, 2015 and December 31, 2014, the U.S. Government accounted for $60.6 million and $63.8 million, respectively, of total deferred revenue. As of June 30, 2015 and December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Risk-free interest rate	1.29%	1.20%	1.30%	1.21%
Expected dividend yield	—%	—%	—%	—%
Volatility	50.66%	52.81%	50.66%	52.43%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$11.38	$11.08	$11.49	$11.07
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three and six months ended June 30, 2015 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1,930,990	$12.34
Grants	221,400	$28.48
Exercises	(107,620)	$8.47
Canceled and forfeited	(22,384)	$18.66
Outstanding at June 30, 2015	2,022,386	$14.24	6.6
Exercisable at June 30, 2015	1,338,921	$9.51	5.5
Available for grant at June 30, 2015	1,730,992

As of June 30, 2015, there was $30.9 million of aggregate intrinsic value of outstanding stock options, including $26.8 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2015 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. During the three and six months ended June 30, 2015, stock options covering 48,613 and 107,620 shares of common stock, respectively, with a total intrinsic value of $0.9 million and $2.6 million, respectively, were exercised. During the three and six months ended June 30, 2014, stock options covering 28,257 and 171,515 shares of common stock, respectively, with a total intrinsic value of $0.6 million and $4.9 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2015 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,033,602	$19.48	817,000	$15.41	1,850,602	$17.68
Granted	45,175	$30.44	—	$—	45,175	$30.44
Forfeited	(25,048)	$22.37	(131,000)	$15.41	(156,048)	$16.53
Vested	(104,472)	$25.80	—	$—	(104,472)	$25.80
Outstanding at June 30, 2015	949,257	$19.23	686,000	$15.42	1,635,257	$17.63
The estimated forfeiture rate applied to the Company's restricted stock grants during the three and six months ended June 30, 2015 was 8.0%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2015 was $2.6 million and $3.1 million, respectively. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2014 was $5.8 million and $7.0 million, respectively. Of the 0.7 million performance vesting restricted shares outstanding at June 30, 2015, only 12,500 are subject to performance measures that are currently considered "probable" of attainment. The performance vesting restricted shares are eligible to vest between 2015 and 2017.

A summary of the Company’s unvested restricted stock unit grants and changes during the six months ended June 30, 2015 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—	—	$—	—	$—
Granted	156,000	$31.02	699,300	$30.04	855,300	$30.22
Forfeited	(3,000)	$31.02	—	$—	(3,000)	$31.02
Vested	—	$—	—	$—	—	$—
Outstanding at June 30, 2015	153,000	$31.02	699,300	$30.04	852,300	$30.22
The estimated forfeiture rate applied to the Company's restricted stock unit grants during the three and six months ended June 30, 2015 was 8.0%. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $50.4 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of June 30, 2015. Excluding the $31.4 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered "probable" of attainment, unrecognized compensation cost is $19.0 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered "probable" of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.9 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of product revenue	$78	$57	$148	$109
Cost of service revenue	73	62	139	131
Research and development, net	978	762	1,851	1,523
Sales and marketing	514	1,065	1,452	1,816
General and administrative	1,111	932	2,337	1,821
Total	$2,754	$2,878	$5,927	$5,400
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 12— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective Tax Rates	41%	52%	39%	46%

The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 41% and 39% for the three and six months ended June 30, 2015 was the result of state taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 52% and 46% for the three and six months ended June 30, 2014 was the result of state and foreign taxes.
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
Supercomputing
Supercomputing includes a suite of highly advanced tightly integrated and cluster supercomputer systems which are used by large research and engineering centers in universities, government laboratories, and commercial institutions. Supercomputing also includes the ongoing maintenance of these systems as well as system analysts.
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

The following table presents revenues and gross margin for the Company’s operating segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Supercomputing	$153,704	$66,628	$213,534	$110,254
Storage and Data Management	26,474	14,646	41,668	22,711
Maintenance and Support	22,774	20,556	45,727	42,521
Engineering Services and Other	5,983	3,873	10,603	7,292
Elimination of inter-segment revenue	(22,774)	(20,556)	(45,727)	(42,521)
Total revenue	$186,161	$85,147	$265,805	$140,257

Gross Profit:
Supercomputing	$38,625	$21,574	$58,049	$34,797
Storage and Data Management	8,557	5,614	12,278	8,521
Maintenance and Support	10,208	10,053	21,532	20,267
Engineering Services and Other	2,403	1,816	3,294	3,623
Elimination of inter-segment gross profit	(10,208)	(10,053)	(21,532)	(20,267)
Total gross profit	$49,585	$29,004	$73,621	$46,941
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Three months ended June 30,
Product revenue	$96,528	$50,330	$61,409	$11,418	$157,937	$61,748
Service revenue	20,582	17,137	7,642	6,262	28,224	23,399
Total revenue	$117,110	$67,467	$69,051	$17,680	$186,161	$85,147

	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Six months ended June 30,
Product revenue	$128,093	$60,793	$82,585	$30,970	$210,678	$91,763
Service revenue	39,501	34,880	15,626	13,614	55,127	48,494
Total revenue	$167,594	$95,673	$98,211	$44,584	$265,805	$140,257
Sales to the U.S. Government totaled approximately $80.5 million and $128.3 million for the three and six months ended June 30, 2015, compared to approximately $57.0 million and $79.0 million for the three and six months ended June 30, 2014. For the six months ended June 30, 2015, one commercial customer accounted for 11% of total revenue and revenue from a customer in Saudi Arabia accounted for 21% of total revenue. For the six months ended June 30, 2014, no non-U.S. Government customers accounted for more than 10% of total revenue and revenue in Japan from multiple customers accounted for 15% of total revenue.

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
Overview
We design, develop, manufacture, market and service the high-end of the high-performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and data analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data storage and analytics market. We provide customer-focused solutions based on three models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated data analytic solutions featuring industry standards and innovative graph technologies. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of First Six Months of 2015 Results
Total revenue increased $125.5 million for the first six months of 2015 compared to the first six months of 2014, from $140.3 million to $265.8 million, due mainly to higher product revenue. The increase in product revenue of $118.9 million was primarily attributable to customer acceptance of multiple Cray systems by a customer in Saudi Arabia in the second quarter of 2015 and customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, customer budgets, and the availability of certain key components, among other factors.
Net loss for the first six months of 2015 was $3.6 million compared to net loss of $19.7 million for the same period in 2014. The decrease in net loss was primarily attributable to an increase in gross profit of $26.7 million due to higher revenue, partially offset by a decrease in income tax benefit of $14.5 million as a result of the lower pre-tax loss.
Net cash used in operating activities was $38.8 million for the first six months of 2015 compared to net cash used in operating activities of $1.8 million for the first six months of 2014. Net cash used in operating activities in the first six months of 2015 was primarily driven by an increase of $82.8 million in inventory as a result of systems builds for future deliveries and a decrease of $21.2 million in other accrued liabilities and payroll related accruals, partly as a result of payment of the 2014 accrued incentive compensation expense. These amounts were partially offset by an increase of $29.7 million in our accounts payable balance and collections from customers that resulted in a decrease of $28.4 million in accounts receivable from December 31, 2014 to June 30, 2015.
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
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel Corporation, or Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. Vendors of such systems often put pricing and resulting margin pressure on us in competitive procurements.
In the market for the largest, and most scalable systems, those often costing in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication and system software capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have lower productivity, especially in larger systems running more complex applications. We and others, augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in system software and several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and industry trends by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “big data” analytics.
In storage, we are developing and delivering high value products for the high performance storage and data archiving markets. Cray storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre and we are a founding member of the OpenSFS (Open Scalable File System) consortia for Lustre.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts; in the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in storage and data management along with big data analytics. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Our product gross profit margin decreased from 26% for the six months ended June 30, 2014 to 23% during the same period in 2015. The product gross profit margin decrease was driven by certain lower margin sales that resulted from higher than anticipated costs. Service gross profit margin decreased from 48% for the six months ended June 30, 2014 to 44% for the same period in 2015 primarily due to lower margins on two engineering services contracts. The lower margins resulted from a high percentage of sub-contractor costs in those contracts.
Operating expenses.    Our operating expenses are driven primarily by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.   Due to the variability in product revenue, new contracts, acceptance and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and customer acceptances and, longer-term, in product development.
Results of Operations
Our revenue, results of operations and cash balances fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$157,937	$61,748	$210,678	$91,763
Less: Cost of product revenue	120,789	43,967	161,545	67,939
Product gross profit	$37,148	$17,781	$49,133	$23,824
Product gross profit margin	24%	29%	23%	26%
Service revenue	$28,224	$23,399	$55,127	$48,494
Less: Cost of service revenue	15,787	12,176	30,639	25,377
Service gross profit	$12,437	$11,223	$24,488	$23,117
Service gross profit margin	44%	48%	44%	48%
Total revenue	$186,161	$85,147	$265,805	$140,257
Less: Total cost of revenue	136,576	56,143	192,184	93,316
Total gross profit	$49,585	$29,004	$73,621	$46,941
Total gross profit margin	27%	34%	28%	33%

Product Revenue
Product revenue for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 was primarily from sales of our Cray XC, Cray CS and Sonexion storage systems. Product revenue for the three months ended June 30, 2015 increased by $96.2 million from the prior year period, primarily due to customer acceptance of multiple Cray systems by one customer in Saudi Arabia in the second quarter of 2015. Product revenue for the six months ended June 30, 2015 increased by $118.9 million from the prior year period, also primarily due to the acceptances in Saudi Arabia as well as customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Service Revenue
Service revenue for the three months ended June 30, 2015 was $28.2 million compared to $23.4 million for the same period in 2014. Service revenue for the six months ended June 30, 2015 was $55.1 million compared to $48.5 million for the same period in 2014. The increase in service revenue in both periods was partially due to maintenance revenue increasing by $2.2 million and $3.2 million, respectively, for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, as a result of our larger installed system base. Engineering services revenue also increased for the three and six months ended June 30, 2015, compared to the same prior year periods.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $76.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and by $93.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in both periods was driven primarily by higher product revenue. For the three months ended June 30, 2015, product gross profit margin decreased 5% points to 24% from 29% in the same period in 2014. For the six months ended June 30, 2015, product gross profit margin decreased 3% points to 23% from 26% in the same period in 2014. The product gross profit margin decrease in both periods was driven by certain lower margin sales that resulted from higher than anticipated costs during the three and six months ended June 30, 2015. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended June 30, 2015, cost of service revenue increased by $3.6 million compared to the same period in 2014. For the six months ended June 30, 2015, cost of service revenue increased by $5.3 million compared to the same period in 2014. The increase in both periods was driven primarily by higher service revenue. Service gross profit margin for the three and six months ended June 30, 2015 decreased by 4% points to 44% compared to 48% in the same periods in 2014 primarily due to lower margins on two engineering services contracts. The lower margins resulted from a high percentage of sub-contractor costs in those contracts.

Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross research and development expenses	$27,613	$25,847	$53,259	$50,925
Less: Amounts included in cost of revenue	(3,194)	(1,658)	(6,407)	(3,115)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(4,313)	—	(4,559)	(1,000)
Net research and development expenses	$20,106	$24,189	$42,293	$46,810
Percentage of total revenue	11%	28%	16%	33%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and six months ended June 30, 2015, gross research and development expenses increased by $1.8 million or 7% and $2.3 million or 5%, respectively, compared to the same periods in 2014, primarily due to increased investments in the development of new products. Headcount increased by 16% period over period, including employees transferred to research and development from other areas of the business, and resulted in higher compensation expense of $2.4 million and $3.7 million, respectively, for the three and six months ended June 30, 2015, compared to the same periods in 2014.
Net research and development expenses decreased by $4.1 million and $4.5 million, respectively, for the three and six months ended June 30, 2015, compared to the same periods in 2014. These decreases were due to increased amounts included in cost of revenue and increased reimbursed research and development expenses, offset in part by higher gross research and development expenses. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period. This can have a significant impact on net reported research and development expense.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	$13,412	$13,259	$25,964	$25,035
Percentage of total revenue	7%	16%	10%	18%
General and administrative	$6,435	$5,316	$12,575	$10,729
Percentage of total revenue	3%	6%	5%	8%
Sales and Marketing. Sales and marketing expense for the three and six months ended June 30, 2015 increased by $0.2 million and $0.9 million, respectively, from the same periods in 2014, primarily due to increased salaries and employee-related expenses incurred in connection with the expansion of our sales force. Non-equity-based compensation expense increased by $0.5 million and $1.2 million, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014. This impact was partially offset by lower share-based compensation expense that decreased by $0.6 million and $0.4 million, respectively, for the same periods.
General and Administrative. General and administrative expense for the three and six months ended June 30, 2015 increased by $1.1 million and $1.8 million, respectively, from the same periods in 2014. Headcount increased by 14% period over period, including employees transferred from other areas of the business, to support the growth in the business and resulted in an increase of $0.3 million and $0.7 million, respectively, in non-equity based compensation expense for the three and six months ended June 30, 2015, compared to the same periods in 2014. Share-based-compensation expense increased by $0.2 million and $0.5 million, respectively, for those same periods.

Other Income (Expense), net
For the three and six months ended June 30, 2015, we recognized net other expense of $0.3 million and net other income of $0.5 million, respectively, compared to net other expense of $0.3 million and $1.0 million, respectively, for the same periods in 2014. Net other income and expense for the three and six months ended June 30, 2015 and 2014 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2015 and 2014, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$418	$100	$787	$171
Interest expense	(5)	(16)	(10)	(26)
Interest income, net	$413	$84	$777	$145

Interest income, net for the three and six months ended June 30, 2015 increased as compared to the same periods in 2014 due to amortization of unearned income on the sales-type lease that we entered into with a customer.
Taxes
Our effective tax rates were approximately 41% and 39% for the three and six months ended June 30, 2015 compared to 52% and 46% for the three and six months ended June 30, 2014. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 41% and 39% for the three and six months ended June 30, 2015 was the result of state taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 52% and 46% for the three and six months ended June 30, 2014 was the result of state and foreign taxes.
New Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.
In July 2015, FASB deferred the effective date of its new revenue recognition standard by one year. The final ASU would permit application of the new revenue standard to fiscal and interim reporting periods beginning after December 15, 2016 and require application of the new revenue standard to fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the potential impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We also recently entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over a four year period. Material changes in certain of our balance sheet accounts were due to the timing of product deliveries and customer acceptances, contractually determined billings, timing and level of inventory purchased for future deliveries, timing and level of incentive compensation and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
Cash and cash equivalents decreased by $44.5 million from December 31, 2014 to June 30, 2015. As of June 30, 2015, we had working capital of $354.7 million compared to $361.6 million as of December 31, 2014. During the six months ended June 30, 2015, our additional net investment in debt securities was $1.5 million and we had a total of $17.7 million in debt security investments as of June 30, 2015.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating Activities	$(38,810)	$(1,756)
Investing Activities	$(5,488)	$(69,882)
Financing Activities	$397	$(536)

Operating Activities. Net cash used in operating activities was $38.8 million for the first six months of 2015 compared to net cash used in operating activities of $1.8 million for the first six months of 2014. Net cash used in operating activities in the first six months of 2015 was primarily driven by an increase of $82.8 million in inventory as a result of systems builds for future deliveries and a decrease of $21.2 million in other accrued liabilities and payroll related accruals, partly as a result of payment of the 2014 accrued compensation expense. These amounts were partially offset by an increase of $29.7 million in our accounts payable balance and collections from customers that resulted in a decrease of $28.4 million in accounts receivable from December 31, 2014 to June 30, 2015. For the six months ended June 30, 2014, net cash used in operating activities was primarily driven by the net loss of $19.7 million, an increase in inventory of $99.2 million as a result of systems builds for future deliveries and a decrease in other accrued liabilities and payroll related accruals of $31.1 million, partly as a result of payment of the 2013 accrued incentive compensation expense. These amounts were offset by an increase in our accounts payable balance of $41.3 million and collections from customers that resulted in a decrease of $105.1 million in accounts receivable from December 31, 2013 to June 30, 2014.
Investing Activities. Net cash used in investing activities was $5.5 million for the six months ended June 30, 2015, compared to $69.9 million net cash used in investing activities for the same 2014 period. Net cash used in investing activities for the six months ended June 30, 2015 was due principally to purchases of debt securities and property and equipment of $10.0 million and $4.0 million, respectively, offset by maturities of debt securities of $8.5 million. For the six months ended June 30, 2014, net cash used in investing activities was due principally to purchases of debt securities of $56.1 million and an increase in restricted cash of $21.3 million associated with certain letters of credit to secure customer prepayments and other customer related obligations, partially offset by sales and maturities of debt securities of $14.0 million.
Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $0.4 million compared to $0.5 million net cash used in financing activities for the same period in 2014. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2015 (Less than 1 Year)	2016-2017	2018-2019	Thereafter
Development agreements	$12,883	$8,160	$4,673	$50	$—
Operating leases	35,362	2,555	9,607	8,637	14,563
Total contractual cash obligations	$48,245	$10,715	$14,280	$8,687	$14,563

As of June 30, 2015, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association and an $11.0 million letter of credit facility with Silicon Valley Bank. Both facilities are designed to support the issuance of letters of credit and foreign exchange hedging transactions. The Wells Fargo Bank, National Association credit facility matures in October 2015 and the Silicon Valley Bank credit facility matures in December 2015. We made no draws and had no outstanding cash borrowings on any lines of credit as of June 30, 2015.
As of June 30, 2015, we had $13.5 million in outstanding letters of credit and $16.8 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and six months ended June 30, 2015, we incurred $2.7 million and $5.4 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2015 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables and prepaid engineering services, determination of inventory at the lower of cost or market, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liability, determination of the fair value of stock options and other assessments of fair value, evaluation of probability of performance-based stock and stock units vesting, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
As of June 30, 2015, we had approximately $90 million of net deferred tax assets, against which we provided a $10 million valuation allowance, resulting in a net deferred tax asset of $80 million. During the year ended December 31, 2014 we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
We grant performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be "probable". Awards are evaluated for probability of vesting each reporting period.

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
As of June 30, 2015, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $121.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of June 30, 2015, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $42.3 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of June 30, 2015, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $1.1 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

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

•	competitor pricing strategies;

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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors, including accelerators, for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacture of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if our relationship with a key supplier, such as Intel, is adversely affected, such as due to competitive pressures (or conflicting interests), our ability to obtain components on advantageous financial terms could be adversely affected.

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
The continuing commoditization of HPC hardware and software has resulted in pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, such as processors, interconnects, storage and other infrastructure, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in increased pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2012, 2013, 2014 and the first six months of 2015, approximately 68%, 51%, 48% and 48%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Also, to the extent any component supplier successfully adds differentiating capabilities to their HPC products that compete with what we provide, we may experience greater competitive pressure.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2012, 2013, 2014 and the first six months of 2015, approximately 68%, 51%, 48% and 48% respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We may not fully realize the anticipated benefits, or minimize the possible risks, of the sale of certain interconnect hardware assets to Intel, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may not have been successful in ascertaining or evaluating all such risks and, as a result, might not ultimately fully realize all of the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

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

CRAY INC.

Date:	July 30, 2015	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	July 30, 2015	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	July 30, 2015	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer