Form 10-Q
period 2015-09-30
CRAY INC
filed 2015-10-29
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2015, there were 40,593,560 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$190,089	$112,633
Restricted cash	1,636	16,874
Short-term investments	14,346	16,289
Accounts and other receivables, net	143,412	165,113
Inventory	229,942	143,632
Deferred tax asset	31,429	36,073
Prepaid expenses and other current assets	22,326	17,948
Total current assets	633,180	508,562

Long-term investments	663	—
Long-term investment in sales-type lease, net	22,534	31,089
Property and equipment, net	32,107	34,793
Service spares, net	2,650	1,868
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,990	3,895
Deferred tax assets	42,279	41,414
Other non-current assets	17,556	15,631
TOTAL ASSETS	$768,141	$651,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,172	$48,699
Accrued payroll and related expenses	15,608	16,054
Other accrued liabilities	16,433	16,285
Deferred revenue	159,775	65,910
Total current liabilities	261,988	146,948

Long-term deferred revenue	35,527	47,588
Other non-current liabilities	2,309	3,044
TOTAL LIABILITIES	299,824	197,580

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,618,865 and 40,822,377 shares, respectively	606,181	598,390
Accumulated other comprehensive income	7,716	6,503
Accumulated deficit	(145,580)	(151,039)
TOTAL SHAREHOLDERS’ EQUITY	468,317	453,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$768,141	$651,434
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$157,692	$133,461	$368,370	$225,224
Service	33,721	25,945	88,848	74,439
Total revenue	191,413	159,406	457,218	299,663
Cost of revenue:
Cost of product revenue	105,242	96,080	266,787	164,019
Cost of service revenue	20,289	14,796	50,928	40,173
Total cost of revenue	125,531	110,876	317,715	204,192
Gross profit	65,882	48,530	139,503	95,471
Operating expenses:
Research and development, net	24,989	22,503	67,282	69,313
Sales and marketing	16,132	14,808	42,096	39,843
General and administrative	6,729	5,813	19,304	16,542
Total operating expenses	47,850	43,124	128,682	125,698
Income (loss) from operations	18,032	5,406	10,821	(30,227)

Other income (expense), net	(152)	(101)	334	(1,084)
Interest income, net	337	72	1,114	217
Income (loss) before income taxes	18,217	5,377	12,269	(31,094)
Income tax (expense) benefit	(7,362)	1,994	(5,027)	18,779
Net income (loss)	$10,855	$7,371	$7,242	$(12,315)

Basic net income (loss) per common share	$0.28	$0.19	$0.18	$(0.32)
Diluted net income (loss) per common share	$0.27	$0.18	$0.18	$(0.32)

Basic weighted average shares outstanding	39,382	38,783	39,164	38,538
Diluted weighted average shares outstanding	40,322	40,276	40,589	38,538
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$10,855	$7,371	$7,242	$(12,315)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale investments	3	16	(17)	42
Foreign currency translation adjustments	(48)	464	265	(81)
Unrealized gain on cash flow hedges	2,881	5,653	3,791	4,534
Reclassification adjustments on cash flow hedges included in net income (loss)	(2,756)	1,697	(2,826)	1,199
Other comprehensive income	80	7,830	1,213	5,694
Comprehensive income (loss)	$10,935	$15,201	$8,455	$(6,621)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$7,242	$(12,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,898	12,232
Share-based compensation expense	8,637	7,553
Deferred income taxes	3,720	(14,048)
Other	580	2,209
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	19,380	137,480
Long-term investment in sales-type lease, net	7,736	(34,652)
Inventory	(92,744)	(106,465)
Prepaid expenses and other assets	(7,269)	(5,405)
Accounts payable	22,215	9,274
Accrued payroll and related expenses and other accrued liabilities	3,106	(25,223)
Deferred revenue	83,140	(37,935)
Net cash provided by (used in) operating activities	68,641	(67,295)
Investing activities:
Sales/maturities of available-for-sale investments	16,229	28,325
Purchases of available-for-sale investments	(14,991)	(56,064)
Increase (decrease) in restricted cash	15,100	(3,171)
Purchases of property and equipment	(5,066)	(10,161)
Net cash provided by (used in) investing activities	11,272	(41,071)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	536	438
Purchase of employee restricted shares to fund related statutory tax withholding	(4,151)	(3,769)
Proceeds from exercises of stock options	986	2,315
Net cash used in financing activities	(2,629)	(1,016)
Effect of foreign exchange rate changes on cash and cash equivalents	172	(278)
Net increase (decrease) in cash and cash equivalents	77,456	(109,660)
Cash and cash equivalents:
Beginning of period	112,633	192,633
End of period	$190,089	$82,973
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$5
Cash paid for income taxes	$2,520	$2,564
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$5,999	$1,820
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
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606 (ASU 2015-14) that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$191,725	$191,725	$—
Available-for-sale investments (1)	15,009	15,009	—
Foreign currency exchange contracts (2)	11,255	—	11,255
Assets measured at fair value at September 30, 2015	$217,989	$206,734	$11,255
Liabilities:
Foreign currency exchange contracts (3)	(40)	—	(40)
Liabilities measured at fair value at September 30, 2015	$(40)	$—	$(40)

(1)	Included in “Short-term investments” and “Long-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2015 and December 31, 2014, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	September 30, 2015	December 31, 2014
British Pounds (GBP)	60.1	77.9
Euros (EUR)	8.2	40.7
Swiss Francs (CHF)	33.5	0.9
Japanese Yen (JPY)	274.0	—
Singapore Dollars (SGD)	—	0.1
Swedish Krona (SEK)	—	84.8
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $145.9 million and $192.5 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 16.7 million Euros, 0.3 million Swiss Francs and 21.2 million British Pounds, respectively. As of December 31, 2014, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment with notional amounts of 28.3 million British Pounds. The foreign currency exposure related to these contracts was approximately $53.9 million as of September 30, 2015 and $43.4 million as of December 31, 2014. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2015	Fair Value as of December 31, 2014
Foreign currency exchange contracts	Prepaid expenses and other current assets	$2,949	$5,360
Foreign currency exchange contracts	Other non-current assets	5,476	5,717
Foreign currency exchange contracts	Other accrued liabilities	(1)	(1,219)
Foreign currency exchange contracts	Other non-current liabilities	(39)	(152)
Total fair value of derivative instruments designated as cash flow hedges		$8,385	$9,706

Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2015	Fair Value as of December 31, 2014
Foreign currency exchange contracts	Prepaid expenses and other current assets	$2,534	$2
Foreign currency exchange contracts	Other non-current assets	296	—
Foreign currency exchange contracts	Other accrued liabilities	—	(235)
Foreign currency exchange contracts	Other non-current liabilities	—	(533)
Total fair value of derivative instruments not designated as cash flow hedges		$2,830	$(766)

Note 4— Accumulated Other Comprehensive Income (Loss)
The following table shows the impact on product revenue of gross and net of tax reclassification adjustments from accumulated other comprehensive income (loss) resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2015 and 2014 (in thousands). The gross reclassification adjustments increased product revenue for the three and nine months ended September 30, 2015 and decreased product revenue for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Gross of tax reclassifications	$4,593	$(2,828)	$4,710	$(1,998)
Net of tax reclassifications	$2,756	$(1,697)	$2,826	$(1,199)

The following tables show the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended September 30, 2015
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$2,382	$5,262	$7,636
Current-period change, net of tax	3	(48)	125	80
Ending balance	$(5)	$2,334	$5,387	$7,716

Income tax expense (benefit) associated with current-period change	$2	$(361)	$84	$(275)

Three Months Ended September 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance	$26	$2,712	$(4,021)	$(1,283)
Current-period change, net of tax	16	464	7,350	7,830
Ending balance	$42	$3,176	$3,329	$6,547

Income tax expense (benefit) associated with current-period change	$11	$(153)	$4,936	$4,794

Nine Months Ended September 30, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(17)	265	965	1,213
Ending balance	$(5)	$2,334	$5,387	$7,716

Income tax expense (benefit) associated with current-period change	$(12)	$(632)	$635	$(9)

Nine Months Ended September 30, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	42	(81)	5,733	5,694
Ending balance	$42	$3,176	$3,329	$6,547

Income tax expense (benefit) associated with current-period change	$28	$(125)	$3,869	$3,772
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
For the three months ended September 30, 2015 and 2014, the added shares from these items included in the calculation of diluted shares and EPS totaled 0.9 million and 1.5 million, respectively. For the nine months ended September 30, 2015, the added shares from these items included in the calculation of diluted shares and EPS totaled 1.4 million. For the nine months ended September 30, 2014, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine months ended September 30, 2015, potential gross common shares of 1.4 million and 1.3 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2014, potential gross common shares of 0.9 million and 3.0 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 1.3 million and 0.9 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and nine months ended September 30, 2015 and 2014, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale." Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of September 30, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$14,355	$(9)	$14,346
Long-term available-for-sale securities	664	(1)	663
Total	$15,019	$(10)	$15,009

The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2014 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$16,269	$20	$16,289

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts receivable	$101,788	$126,874
Unbilled receivables	11,294	20,788
Advance billings	18,174	4,960
Short-term investment in sales-type lease	10,129	10,187
Other receivables	2,124	2,401
	143,509	165,210
Allowance for doubtful accounts	(97)	(97)
Accounts and other receivables, net	$143,412	$165,113

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2015 and December 31, 2014, accounts receivable included $50.1 million and $87.0 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government ("U.S. Government"). Of these amounts, $2.6 million and $2.1 million were unbilled as of September 30, 2015 and

December 31, 2014, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2015, one non-U.S. Government customer accounted for 24% of total accounts and other receivables. As of December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total accounts and other receivables.

Note 8— Sales-type Lease

As of September 30, 2015 and December 31, 2014, the Company had a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer's acceptance of the system. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts which act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Total minimum lease payments to be received	$41,241	$53,134
Less: executory costs	(8,318)	(10,717)
Net minimum lease payments receivable	32,923	42,417
Estimated residual value of leased property (unguaranteed)	1,216	1,253
Less: unearned income	(1,476)	(2,394)
Net investment in sales-type lease	32,663	41,276
Less: long-term investment in sales-type lease	(22,534)	(31,089)
Investment in sales-type lease included in accounts and other receivables	$10,129	$10,187

    As of September 30, 2015, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2015 (Less than 1 year)	$3,437
2016	13,747
2017	13,747
2018	10,310
Total minimum lease payments to be received	$41,241

Note 9— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Components and subassemblies	$31,467	$60,851
Work in process	58,629	46,954
Finished goods	139,846	35,827
Total	$229,942	$143,632
Finished goods inventory of $122.3 million and $35.3 million was located at customer sites pending acceptance as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, two customers accounted for $121.0 million, and at December 31, 2014, two customers accounted for $31.2 million of finished goods inventory.
During the nine months ended September 30, 2015, the Company wrote off $0.4 million of inventory. During the three and nine months ended September 30, 2014, the Company wrote off $0.6 million and $1.6 million, respectively, of inventory. The Company had no inventory write offs during the three months ended September 30, 2015.

Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred product revenue	$107,656	$21,152
Deferred service revenue	87,646	92,346
Total deferred revenue	195,302	113,498
Less: long-term deferred revenue	(35,527)	(47,588)
Deferred revenue in current liabilities	$159,775	$65,910
As of September 30, 2015 and December 31, 2014, the U.S. Government accounted for $136.1 million and $63.8 million, respectively, of total deferred revenue. As of September 30, 2015 and December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and nine month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk-free interest rate	1.36%	1.32%	1.31%	1.22%
Expected dividend yield	—%	—%	—%	—%
Volatility	50.33%	52.58%	50.58%	52.45%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$10.56	$11.62	$11.25	$11.12
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three and nine months ended September 30, 2015 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	1,930,990	$12.34
Grants	299,450	$27.90
Exercises	(116,330)	$8.48
Canceled and forfeited	(52,357)	$21.96
Outstanding at September 30, 2015	2,061,753	$14.57	6.4
Exercisable at September 30, 2015	1,424,627	$10.12	5.6
Available for grant at September 30, 2015	1,766,478

As of September 30, 2015, there was $15.5 million of aggregate intrinsic value of outstanding stock options, including $15.0 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2015 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. During the three and nine months ended September 30, 2015, stock options covering 8,710 and 116,330 shares of common stock, respectively, with a total intrinsic value of $0.1 million and $2.7 million, respectively, were exercised. During the three and nine months ended September 30, 2014, stock options covering 135,491 and 307,006 shares of common stock, respectively, with a total intrinsic value of $2.6 million and $7.5 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the nine months ended September 30, 2015 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,033,602	$19.48	817,000	$15.41	1,850,602	$17.68
Granted	45,175	$30.44	—	$—	45,175	$30.44
Forfeited	(46,748)	$23.38	(184,000)	$15.34	(230,748)	$16.97
Vested	(502,421)	$15.00	—	$—	(502,421)	$15.00
Outstanding at September 30, 2015	529,608	$24.32	633,000	$15.44	1,162,608	$19.48
The estimated forfeiture rate applied to the Company's service vesting restricted stock grants during the three and nine months ended September 30, 2015 was 8.0%. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2015 was $10.3 million and $13.4 million, respectively. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2014 was $4.8 million and $11.8 million, respectively. Of the 633,000 performance vesting restricted shares outstanding at September 30, 2015, only 12,500 are subject to performance measures that are currently considered "probable" of attainment. The performance vesting restricted shares are eligible to vest between 2015 and 2017.

A summary of the Company’s unvested restricted stock unit grants and changes during the nine months ended September 30, 2015 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—	—	$—	—	$—
Granted	239,050	$29.38	699,300	$30.04	938,350	$29.87
Forfeited	(12,500)	$30.48	(66,600)	$30.04	(79,100)	$30.11
Vested	—	$—	—	$—	—	$—
Outstanding at September 30, 2015	226,550	$29.32	632,700	$30.04	859,250	$29.85
The estimated forfeiture rate applied to the Company's service vesting restricted stock unit grants during the three and nine months ended September 30, 2015 was 8.0%. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $47.0 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of September 30, 2015. Excluding the $28.8 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered "probable" of attainment, unrecognized compensation cost is $18.2 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered "probable" of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.9 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of product revenue	$23	$56	$171	$165
Cost of service revenue	69	60	208	191
Research and development, net	1,010	339	2,861	1,862
Sales and marketing	879	493	2,331	2,309
General and administrative	729	1,205	3,066	3,026
Total	$2,710	$2,153	$8,637	$7,553
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 12— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective Tax Rates	40%	(37)%	41%	60%

The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 40% and 41% for the three and nine months ended September 30, 2015 was the result of state taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of (37)% and 60% for the three and nine months ended September 30, 2014 was the result of a change in the business outlook with respect to the year ended December 31, 2014 and future years, as well as a research and development tax credit benefit, in the amount of $0.9 million, that was recorded by the Company during the three months ended September 30, 2014.
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

The following table presents revenues and gross margin for the Company’s operating segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Supercomputing	$156,519	$134,619	$370,053	$244,873
Storage and Data Management	22,068	20,587	63,736	43,298
Maintenance and Support	23,106	21,996	68,833	64,517
Engineering Services and Other	12,826	4,200	23,429	11,492
Elimination of inter-segment revenue	(23,106)	(21,996)	(68,833)	(64,517)
Total revenue	$191,413	$159,406	$457,218	$299,663

Gross Profit:
Supercomputing	$51,590	$40,756	$109,639	$75,553
Storage and Data Management	8,908	6,730	21,186	15,251
Maintenance and Support	9,174	9,551	30,706	29,818
Engineering Services and Other	5,384	1,044	8,678	4,667
Elimination of inter-segment gross profit	(9,174)	(9,551)	(30,706)	(29,818)
Total gross profit	$65,882	$48,530	$139,503	$95,471
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Three months ended September 30,
Product revenue	$104,729	$36,626	$52,963	$96,835	$157,692	$133,461
Service revenue	25,955	18,867	7,766	7,078	33,721	25,945
Total revenue	$130,684	$55,493	$60,729	$103,913	$191,413	$159,406

	United States		Other Countries		Total
	2015	2014	2015	2014	2015	2014
Nine months ended September 30,
Product revenue	$232,821	$97,418	$135,549	$127,806	$368,370	$225,224
Service revenue	65,456	53,747	23,392	20,692	88,848	74,439
Total revenue	$298,277	$151,165	$158,941	$148,498	$457,218	$299,663
Sales to the U.S. Government totaled approximately $68.4 million and $196.7 million for the three and nine months ended September 30, 2015, compared to approximately $51.0 million and $131.0 million for the three and nine months ended September 30, 2014. For the nine months ended September 30, 2015, one non-U.S. Government customer located in Saudi Arabia accounted for 12% of total revenue. For the nine months ended September 30, 2014, one non-U.S. Government customer located in the UK accounted for 17% of total revenue.

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
Summary of First Nine Months of 2015 Results
Total revenue increased $157.6 million for the first nine months of 2015 compared to the first nine months of 2014, from $299.7 million to $457.2 million, due mainly to higher product revenue. The increase in product revenue of $143.1 million was attributable, in part, to customer acceptance of multiple Cray systems by a customer in Saudi Arabia in the second quarter of 2015, several significant sales to commercial customers during the first nine months of 2015, higher Cray CS revenue and customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, planned customer acceptances, customer budgets, and the availability of certain key components, among other factors.
Net income for the first nine months of 2015 was $7.2 million compared to net loss of $12.3 million for the same period in 2014. The year over year change was primarily attributable to an increase in gross profit of $44.0 million due to higher revenue, partially offset by the $23.8 million change in income tax expense/benefit resulting from our increased profitability.
Net cash provided by operating activities was $68.6 million for the first nine months of 2015 compared to net cash used in operating activities of $67.3 million for the first nine months of 2014. Net cash provided by operating activities in the first nine months of 2015 was primarily driven by an increase of $83.1 million in deferred revenue related to a significant collection of an advanced billing from a customer, an increase of $22.2 million in our accounts payable balance, and collections from customers that resulted in a decrease of $19.4 million in accounts and other receivables from December 31, 2014 to September 30, 2015. These amounts were partially offset by an increase of $92.7 million in inventory as a result of systems builds for future deliveries.
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
In storage, we are developing and delivering high value products for the high performance storage and data archiving markets. Our storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre and we are a founding member of the OpenSFS (Open Scalable File System) consortia for Lustre.
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
Gross profit margin.  Our product gross profit margin increased from 27% for the nine months ended September 30, 2014 to 28% during the same period in 2015. Service gross profit margin decreased from 46% for the nine months ended September 30, 2014 to 43% for the same period in 2015. The decrease in service profit margin was attributable, in part, to delays in the signing of two significant maintenance contracts by customers for administrative reasons for which we could not recognize revenue, higher compensation expense, including incentive based compensation as well as lower margins on certain engineering services contracts due to a high percentage of sub-contractor costs in those contracts.
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
Results of Operations
Our revenue, results of operations and cash balances fluctuate significantly from quarter-to-quarter. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the availability of components, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$157,692	$133,461	$368,370	$225,224
Less: Cost of product revenue	105,242	96,080	266,787	164,019
Product gross profit	$52,450	$37,381	$101,583	$61,205
Product gross profit margin	33%	28%	28%	27%
Service revenue	$33,721	$25,945	$88,848	$74,439
Less: Cost of service revenue	20,289	14,796	50,928	40,173
Service gross profit	$13,432	$11,149	$37,920	$34,266
Service gross profit margin	40%	43%	43%	46%
Total revenue	$191,413	$159,406	$457,218	$299,663
Less: Total cost of revenue	125,531	110,876	317,715	204,192
Total gross profit	$65,882	$48,530	$139,503	$95,471
Total gross profit margin	34%	30%	31%	32%

Product Revenue
Product revenue for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue for the three months ended September 30, 2015 increased by $24.2 million from the prior year period, primarily due to higher sales of Cray CS systems and sales to commercial customers. Product revenue for the nine months ended September 30, 2015 increased by $143.1 million from the prior year period due, in part, to customer acceptance of multiple Cray systems by a customer in Saudi Arabia in the second quarter of 2015, several significant sales to commercial customers during the first nine months of 2015, higher Cray CS revenue, and customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Service Revenue
Service revenue for the three months ended September 30, 2015 was $33.7 million compared to $25.9 million for the same period in 2014. Service revenue for the nine months ended September 30, 2015 was $88.8 million compared to $74.4 million for the same period in 2014. The increase in service revenue in both periods was partially due to an increase in revenue from engineering services contracts of $8.9 million and $12.9 million, respectively, for the three and nine months ended September 30, 2015. Contributing to the increase was an increase in maintenance revenue of $1.1 million and $4.3 million, respectively, for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, as a result of our larger installed system base. Maintenance revenue growth for the last two quarters has been impacted by a delay in the signing of two significant maintenance agreements by customers for administrative reasons.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $9.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and by $102.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in both periods was driven primarily by higher product revenue. For the three months ended September 30, 2015, product gross profit margin increased 5% to 33% from 28% in the same period in 2014. For the nine months ended September 30, 2015, product gross profit margin increased 1% to 28% from 27% in the same period in 2014. The product gross profit margin for the nine months ended September 30, 2015 and 2014, was impacted by certain lower margin sales that resulted from higher than anticipated costs. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit
For the three months ended September 30, 2015, cost of service revenue increased by $5.5 million compared to the same period in 2014. For the nine months ended September 30, 2015, cost of service revenue increased by $10.8 million compared to the same period in 2014. The increase in both periods was driven primarily by higher service revenue. Service gross profit margin for the three months ended September 30, 2015 decreased by 3% to 40% compared to 43% in the same period in 2014. Service gross profit margin for the nine months ended September 30, 2015 decreased by 3% to 43% compared to 46% in the same period in 2014. The decrease for both periods was attributable, in part, to delays in the signing of two maintenance contracts for which we have not yet recognized revenue, higher headcount and base compensation, including incentive compensation, and lower margins on certain engineering services contracts due to a high percentage of sub-contractor costs in those contracts.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross research and development expenses	$34,519	$24,884	$87,777	$75,809
Less: Amounts included in cost of revenue	(6,348)	(2,280)	(12,754)	(5,395)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(3,182)	(101)	(7,741)	(1,101)
Net research and development expenses	$24,989	$22,503	$67,282	$69,313
Percentage of total revenue	13%	14%	15%	23%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
For the three and nine months ended September 30, 2015, gross research and development expenses increased by $9.6 million and $12.0 million, respectively, compared to the same periods in 2014, due to increased investments in the development of new products and higher costs related to our engineering services contracts, which include pass-through costs to third parties. Headcount increased by 18% for the three and nine months ended September 30, 2015, which resulted in higher compensation expense of $6.1 million and $9.7 million, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. In addition to higher headcount, which resulted in higher base salaries, the higher compensation cost included an increase of $1.8 million and $1.5 million, respectively, in incentive compensation expense and an increase of $0.7 million and $1.0 million, respectively, in share-based compensation expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014.
Net research and development expenses increased by $2.5 million and decreased by $2.0 million, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Our higher gross research and development expenses were offset by higher reimbursements and amounts included in cost of revenue. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period. This can have a significant impact on net reported research and development expense.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2015 and 2014, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	$16,132	$14,808	$42,096	$39,843
Percentage of total revenue	8%	9%	9%	13%
General and administrative	$6,729	$5,813	$19,304	$16,542
Percentage of total revenue	4%	4%	4%	6%
Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2015 increased by $1.3 million and $2.3 million, respectively, from the same periods in 2014. Compensation expense increased by $1.2 million and $2.0 million, respectively, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to increased incentive compensation expense.
General and Administrative. General and administrative expense for the three and nine months ended September 30, 2015 increased by $0.9 million and $2.8 million, respectively, from the same periods in 2014. Headcount increased by 13% for the three and nine months ended September 30, 2015 compared to the same prior year periods to support the growth in the business. The growth in headcount resulted in an increase of $0.7 million and $1.4 million, respectively, in non-equity based compensation expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Share-based-compensation expense decreased by $0.5 million for three months ended September 30, 2015 due to a forfeiture of unvested equity awards.
Other Income (Expense), net
For the three and nine months ended September 30, 2015, we recognized net other expense of $0.2 million and net other income of $0.3 million, respectively, compared to net other expense of $0.1 million and $1.1 million, respectively, for the same periods in 2014. Net other income and expense for the three and nine months ended September 30, 2015 and 2014 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2015 and 2014, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$344	$74	$1,132	$245
Interest expense	(7)	(2)	(18)	(28)
Interest income, net	$337	$72	$1,114	$217

Interest income, net for the three and nine months ended September 30, 2015 increased as compared to the same periods in 2014 due to amortization of unearned income on the sales-type lease that we entered into with a customer.
Taxes
Our effective tax rates were approximately 40% and 41% for the three and nine months ended September 30, 2015 compared to (37)% and 60% for the three and nine months ended September 30, 2014. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 40% and 41% for the three and nine months ended September 30, 2015 was the result of state taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of (37)% and 60% for the three and nine months ended September 30, 2014 was the result of a change in the business outlook with respect to the year ended December 31, 2014 and future years, as well as a research and development tax credit benefit, in the amount of $0.9 million, that was recorded during the three months ended September 30, 2014.

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
In August 2015, FASB issued ASU 2015-14 that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the potential impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
In July 2015, FASB issued ASU 2015-11 to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We have also entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over a four year period. Material changes in certain of our balance sheet accounts were due to the timing of product deliveries and customer acceptances, contractually determined billings, timing and level of inventory purchased for future deliveries, timing and level of incentive compensation and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
Cash and cash equivalents increased by $77.5 million from December 31, 2014 to September 30, 2015. As of September 30, 2015, we had working capital of $371.2 million compared to $361.6 million as of December 31, 2014. During the nine months ended September 30, 2015, our net investments in debt securities decreased by $1.2 million and we had a total of $15.0 million in debt security investments as of September 30, 2015.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating Activities	$68,641	$(67,295)
Investing Activities	$11,272	$(41,071)
Financing Activities	$(2,629)	$(1,016)

Operating Activities. Net cash provided by operating activities was $68.6 million for the first nine months of 2015 compared to net cash used in operating activities of $67.3 million for the first nine months of 2014. Net cash provided by operating activities in the first nine months of 2015 was primarily driven by net income of $7.2 million, an increase of $83.1 million in deferred revenue related to a significant collection of an advanced billing from a customer, an increase of $22.2 million in our accounts payable balance and collections from customers that resulted in a decrease of $19.4 million in accounts and other receivables from December 31, 2014 to September 30, 2015. These amounts were partially offset by an increase of $92.7 million in inventory as a result of systems builds for future deliveries. For the nine months ended September 30, 2014, net cash used in operating activities was primarily driven by the net loss of $12.3 million, an increase in inventory of $106.5 million as a result of systems builds for future deliveries, a decrease in deferred revenue of $37.9 million as a result of two large customer acceptances in the third quarter of 2014, an increase in our long-term-investment in sales-type lease of $34.7 million and a decrease in other accrued liabilities and payroll related accruals of $25.2 million, partly as a result of payment of the 2013 accrued incentive compensation expense and partly as a result of a decrease in accrued taxes. These amounts were partially offset by an increase in our accounts payable balance of $9.3 million and collections from customers that resulted in a decrease of $137.5 million in accounts and other receivables from December 31, 2013 to September 30, 2014.
Investing Activities. Net cash provided by investing activities was $11.3 million for the nine months ended September 30, 2015, compared to $41.1 million net cash used in investing activities for the same 2014 period. Net cash provided by investing activities for the nine months ended September 30, 2015 was due to sales and maturities of debt securities of $16.2 million and a release of $15.1 million in restricted cash related to a prepayment on a system from a customer that was released at the time of delivery, partially offset by purchases of debt securities of $15.0 million and purchases of property and equipment of $5.1 million. For the nine months ended September 30, 2014, net cash used in investing activities was due principally to purchases of debt securities and property and equipment of $56.1 million and $10.2 million, respectively, partially offset by sales and maturities of debt securities of $28.3 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 was $2.6 million compared to $1.0 million net cash used in financing activities for the same period in 2014. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2015 (Less than 1 Year)	2016-2017	2018-2019	Thereafter
Development agreements	$18,344	$9,052	$9,242	$50	$—
Operating leases	36,865	1,271	10,187	9,497	15,910
Total contractual cash obligations	$55,209	$10,323	$19,429	$9,547	$15,910

As of September 30, 2015, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association and an $11.0 million letter of credit facility with Silicon Valley Bank. Both facilities are designed to support the issuance of letters of credit and foreign exchange hedging transactions. The Wells Fargo Bank, National Association credit facility matured in October 2015 and was renewed on the same terms. The Silicon Valley Bank credit facility matures in December 2015. We made no draws and had no outstanding cash borrowings on any lines of credit as of September 30, 2015.
As of September 30, 2015, we had $3.3 million in USD equivalent value in outstanding letters of credit and $1.6 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three and nine months ended September 30, 2015, we incurred $5.0 million and $10.5 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2015 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
As of September 30, 2015, we had approximately $83 million of net deferred tax assets, against which we provided a $9 million valuation allowance, resulting in a net deferred tax asset of $74 million. During the year ended December 31, 2014 we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
As of September 30, 2015, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $145.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of September 30, 2015, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $53.9 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of September 30, 2015, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $1.1 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems such as our next generation Shasta system, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2012, 2013, 2014 and the first nine months of 2015, approximately 68%, 51%, 48% and 43%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, including recently, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than we do have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to and have had to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2012, 2013, 2014 and the first nine months of 2015, approximately 68%, 51%, 48% and 43% respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

CRAY INC.

Date:	October 29, 2015	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	October 29, 2015	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	October 29, 2015	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer