Form 10-K
period 2015-12-31
CRAY INC
filed 2016-02-11
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $1,167,319,515 based upon the closing price of $29.51 per share reported on June 30, 2015, on the Nasdaq Global Market.
As of February 8, 2016, there were 40,688,282 shares of Common Stock issued and outstanding.
________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on or around June 8, 2016, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2015

_________________

CRAY, and the stylized CRAY mark, SONEXION and URIKA are registered trademarks of Cray Inc. in the United States and other countries, and the CS, XE, XK, and XC families of supercomputers are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
_________________

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC, or Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
Item 1.    Business
General
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and data analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data storage and analytics market. We provide customer-focused solutions based on three models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated data analytics solutions that combine industry standard tools for large-scale analytics with our innovative graph analysis tools. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
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
Products, Services and Customer Support
We concentrate on building product solutions for our customers in two major markets: the supercomputing portion of HPC; and big data, including storage and data analytics. We also provide a range of service offerings around these products that leverage our high quality support and intimate understanding of our customers and their requirements.
Cray Supercomputing Systems
Our supercomputing products span a broad performance spectrum and address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors; ease of use for high productivity; and very high levels of sustained performance on real applications. We achieve this by designing and integrating supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency, innovative packaging to address increased density, upgradability, energy efficiency and reliability requirements and scalable system software that significantly enhances performance, productivity and manageability at supercomputing scale. With our “Adaptive Supercomputing” vision, we have expanded the concept of heterogeneous computing to a fully integrated view of hardware and software supporting both multiple processing technologies and diverse workloads.
Our supercomputers are the result of our Adaptive Supercomputing vision that integrates diverse technologies into a unified architecture enabling customers to match the computational solution to the need. Our systems utilize components and technologies designed to support the requirements of the most demanding HPC users. Our XC40 supercomputers are designed to provide significantly higher sustained performance on many important applications that require the very highest levels of scaling, with substantial performance improvements over comparable commodity technologies. Our CS series of supercomputer cluster solutions (including CS400 and CS-Storm) emphasize flexibility, capacity and industry standard designs for compute-intensive customer needs. All of our supercomputers are designed to enable HPC users to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities, providing predictive analyses and improving national security.
Our supercomputer systems are designed to offer several additional benefits, including:

•	superior price-performance compared to other supercomputer systems as well as compared to enterprise computing solutions and cloud computing solutions;

•	production, quality, reliability and resiliency;

•
support for open standards, including Linux-based operating systems, open file systems (e.g., Lustre™), open programming models (e.g., MPI, OpenMP and OpenACC) and popular programming languages such as Python, Scala and R in addition to traditional HPC language such as Fortran and C++;

•	upgrade paths that enable customers to leverage their investments over longer periods of time and thereby reduce total costs of ownership;

•	integrated operating system software and Cray programming environment, including energy aware features;

•	excellent energy efficiency optimized for minimum energy consumed to solution;

•	flexibility of processor type, memory, network configuration, storage configuration and system software tools developed towards our Adaptive Supercomputing vision; and

•	the Cray service experience, that brings with it a proven research and development team and a global sales and service organization dedicated to the needs of HPC users.
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
Cray XC40-LC Supercomputer. The Cray XC40-LC supercomputer is our recent highly integrated supercomputing system. The Cray XC40-LC system delivers on our commitment to our Adaptive Supercomputing architecture providing extreme scale and sustained performance. The Cray XC40-LC system provides the HPC user community the advantage of the computational resources of our supercomputers powered by the Intel Xeon E5 family of processors combined with the Aries interconnect, providing a flexible and unique Dragonfly network topology, our robust and fully-integrated software environment and innovative power and cooling technologies. In addition, the Cray XC family of supercomputers has been expanded to include Intel Xeon Phi coprocessors and NVIDIA graphics processor units, or GPUs.
The Cray XC40-LC supercomputer utilizes the Cray Linux Environment, which has been enhanced and hardened over the past 10 years on Cray supercomputing systems. Customers may buy a single Cray XC40-LC supercomputer to run both a highly scalable custom workload as well as an industry-standard, independent software vendor workload. The Cray XC40-LC system includes our powerful compiler, runtime and related software that allows users to transparently leverage the underlying hardware components. The Cray XC40-LC system supports a variety of applications, from carefully optimized Fortran and C++ applications, to modern applications written in languages like Python and Scala, to applications written in Cray’s Chapel parallel programming language designed to make parallel programming more productive and more generally accessible. Applications can run natively in the Cray Linux Environment or can leverage Docker virtualization technologies familiar to cloud and enterprise application developers.
Cray XC40-AC Supercomputer. The Cray XC40-AC supercomputer offers customers the full Cray XC40-LC experience in an enterprise optimized footprint and scale. The system utilizes the exact same interconnect, blade options and software stack as its larger liquid-cooled sibling, but is available in smaller starting configurations with a variety of input power options designed to work in virtually any data center.
Cray CS400-AC Supercomputer. The Cray CS400-AC cluster supercomputing system offers an energy-efficient, air-cooled architecture featuring high performance, high availability computing. It includes flexible configuration options for a wide range of data center cooling architecture requirements through the use of air or chilled cooling rear door heat exchangers. The Cray CS400-AC system is integrated with the HPC Software Stack, software tools compatible with most open source and commercial compilers, tools, schedulers and libraries to run complex applications. This solution is also integrated with the Advanced Cluster Engine. This management software suite is designed to substantially reduce the complexity of managing HPC clusters by offering server, cluster, storage, and network management features combined with node provisioning, failover, load-balancing, job scheduling and revision control capabilities with multi-Linux OS support.
Cray CS400-LC Supercomputer. The Cray CS400-LC cluster supercomputing system offers the features and benefits of the Cray CS400-AC system with superior energy savings, lower total cost of operation and faster return on investment by requiring fewer or no air conditioning units in the data center. Its unique design uses warm water liquid-cooling heat exchangers with no chillers, reducing typical energy consumption used to cool the data center by up to 50%. This system offers high performance and energy efficiency three times more per rack than traditional air-cooled designs. It also provides up to 80% heat capture for heat reuse. The Cray CS400-LC solution isolates the primary data center loop and uses a low-pressure isolated secondary data center liquid loop to cool the server’s critical components such as processors and memory improving cooling system reliability as well as safety.

Cray CS-Storm Supercomputer. The CS-Storm supercomputer is a purpose-built solution employing GPUs in a high density architecture to deliver industry leading performance, density and energy efficiency for highly data-parallel computations. The Cray CS-Storm combines an innovative architecture design that supports up to 8 GPUs per compute node running at full power, with the same production software environment available on the CS400 products. Market segments such as finance, energy, government and higher education utilize GPU-accelerated applications that benefit significantly from the CS-Storm architecture. A CS-Storm supercomputer chassis may also be incorporated within a CS400 cluster supercomputer when appropriate. The software stack, programming environment and management infrastructure are shared, making such integration seamless.
Cray Analytics Products
Our analytics products apply supercomputing technologies to solve the most challenging data analytics use-cases, with performance at scale. The tremendous growth in data volumes and data complexity as well as the development of advanced analytic techniques and increased time-to-value expectations are driving the need for supercomputing class architectures. Our experience building some of the largest supercomputers in the world enables us to bring high performance, data-intensive, memory-centric architectures to the big data market through our Urika line of products.
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
Cray Urika-XA Extreme Analytics Platform. Our Urika-XA extreme analytics platform is architected for production-class data analytics workloads. Urika-XA’s turnkey architecture comes pre-integrated with Apache Hadoop® and Apache Spark™ frameworks, yet is versatile and open to support additional emerging tools in the big data ecosystem. Urika-XA enables users to consolidate multiple computing workloads ranging from data integration, machine learning, interactive data exploration, visualization, iterative algorithms and more onto a single analytics platform. Urika-XA customers are able to optimize their analytics pipelines and data movement activities while reducing the footprint of their analytics infrastructure. The Urika-XA platform delivers performance and reliability on a wide range of analytics applications, thereby lowering total cost of ownership on production data analytics.
Cray Storage and Data Management Products
Our storage and data management products include integrated data storage and data management solutions designed for supercomputing and big data workloads. Our solutions leverage years of experience delivering high performance parallel storage and file systems to our leading edge customers. Our customers are able to rapidly deploy highly scalable and extremely fast file systems that integrate with computing solutions ranging from third-party clusters and Cray cluster supercomputers to highly integrated supercomputers.
Cray Sonexion Storage Systems. Our flagship storage product line, the Cray Sonexion, embeds the Lustre parallel file system and other software in an optimal configuration to reduce deployment time while increasing reliability, capacity and performance. Cray Sonexion offers an optimal combination of modular scaling capacity from terabytes to petabytes and sustained IO performance from several gigabytes per second to over one terabyte per second in a single file system. High density is achieved through reducing storage componentry and cabling. Sonexion systems are engineered to be installed and put into production more quickly than other HPC storage solutions and can be attached to Cray XC40 and CS400 systems, as well as industry-standard Linux clusters.
Cray DataWarp Applications I/O Accelerator. Our DataWarp technology addresses a key problem experienced by supercomputing customers: Disk based storage IO has not kept up with Moore’s Law and delivering sustainable performance on a spectrum of applications with varying IO-intensive workloads has become costly and impractical. DataWarp provides a new tier of storage featuring SSD and in-memory flash that is tightly integrated with Cray XC40 supercomputing resources. DataWarp supports high application IO requirements while reducing overall application computing time. Production customers have seen almost 2 terabytes per second of IO capacity with DataWarp while having the ability to make scientific discoveries faster.
Cray Tiered Adaptive Storage (TAS). Cray Tiered Adaptive Storage, critical for big data and HPC, is a flexible storage and archiving solution that allows customers to transparently move data among fast, primary and archival tiers. TAS is a complete and open archiving solution, offering all hardware and software in an appliance-like form factor. Tiers may be comprised of SSD, disk or tape libraries from several vendors.
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
Customer Support. Our worldwide customer support organization delivers our customers the “Cray experience” that provides us with a competitive advantage. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and in many cases we locate our support personnel at or near customer sites globally, supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, third-party software support, site engineering, on-site analysts for defined projects and specialized training. In 2015, maintenance and support revenue accounted for roughly thirteen percent of our total revenue. Our support arrangements generally provide for support services on an annual basis, although some cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Typically, customers may select levels of support and response times, ranging from delivery of parts only, to 24 x 7 coverage with two-hour response times.
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
Product Architectures
Our product portfolio covers a breadth of architectures including tightly integrated massively parallel supercomputers, highly flexible and configurable cluster supercomputers, world class storage and data management solutions and purpose-built big data analytics products.
Hardware
We have extensive experience in the definition, design and integration of the hardware components required of HPC system solutions. This includes processors, board design, memory, storage, network and interconnect technologies, I/O subsystems, power, cooling and packaging infrastructures. The majority of our hardware research and development investments are in the following areas:

•
Compute and storage architectures, high-speed interconnect and board integration and design. Integration of a variety of processor, volatile and nonvolatile memory hierarchies and network devices using a combination of custom and industry standard printed circuit boards, high-density connectors, carefully chosen transmission and storage media and optimized topologies.

•
Power, packaging and cooling. We use a variety of dense packaging techniques in order to produce systems with superior performance, socket densities and energy efficiency. This packaging combines industry standard and custom-designed technologies in the areas of printed circuit board assemblies, power distribution and liquid and air cooling.

Software
We have extensive experience in designing, developing and adapting system software such as the operating system, system management, optimized data management, movement and analysis, as well as programming environment software as an integral aspect of our product portfolio and distributing that software as part of system sales. Our software research and development experience includes operating systems, scalable hardware control, reliability, availability and serviceability, or RAS, infrastructure systems for managing hardware, including power control, monitoring of environmental data, hardware diagnostics and programming environments. The programming environments include our own and commercially available third party compilers, communication and scientific libraries as well as a rich suite of application development tools and software for managing and monitoring data storage, tiered data infrastructures and archiving data.
Additionally, we research innovative software for advanced analytics at scale, including industry leading graph analytics and associated algorithms for discovering previously unknown insight from large, disparate data sets, as well as optimizations to Hadoop and Spark for performance and manageability at scale. Our research includes techniques and optimizations to scale advanced analytics across distributed scalable systems, and in large, shared memory architectures.
We purchase or license software technologies from third parties, when necessary, to meet certain specific customer requirements, while focusing our own resources where we believe we add the highest value.
For information relating to amounts spent on research and development, see Note 18 - Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits, Financial Statement Schedules in Part IV of this annual report.
Manufacturing and Supply Chain
We subcontract the manufacture of a majority of the hardware sub-assemblies and certain components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables, power supplies and memory parts, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain components. Our manufacturing strategy currently centers on build-to-order systems, focusing on obtaining competitive assembly and component costs while concentrating our resources on the final assembly, test and quality assurance stages to ensure a positive customer experience. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities, helps us to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provides near real-time configuration changes to exploit faster and/or less expensive technologies and provides a higher level of large scale system quality. We perform final system integration, testing and quality checkout of our systems. Our manufacturing personnel are located in Chippewa Falls, Wisconsin. We work closely with a supplier to provide integrated and tested Cray Sonexion storage products.
Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our design input or proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, components are typically competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is often awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from Intel Corporation, or Intel, and NVIDIA for our Cray XC and cluster systems. We have a license for the Aries interconnect chip from Intel which we purchase through Avago who contracts to have Taiwan Semiconductor Manufacturing Company manufacture the integrated circuit. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components in previous years.

Our Markets
Our key target markets are (i) the supercomputing portion of the HPC market and (ii) the big data market, encompassing both storage and analytics. High performance, real-time analytics on large volumes of data is developing into an important success driver for business, government and academia, and successfully leveraging this market is important to us. Big data is a relatively new target market for us, but several of our core strengths and technologies, such as the abilities to process vast amounts of unique data at very high speeds and to make “discoveries,” are demonstrated capabilities of our supercomputing solutions. Bringing these technologies to the big data market is core to Cray addressing big data challenges, enabling us to bring highly differentiated analytics offerings to market. The market segments we are targeting with our supercomputing, storage and analytics products for HPC and big data are as follows:
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
National Security. Classified work in various worldwide government agencies has represented an important market for us over many years. Certain U.S. government departments have on occasion provided funding support for our research and development efforts to meet their objectives. Current and potential customers include a number of Department of Defense-related classified organizations, the National Nuclear Security Administration of the Department of Energy and analogous foreign counterparts who have interest in our full range of products.
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
Energy. Supercomputing in the energy sector is driven largely by oil and gas exploration and processing, from seismic analysis to reservoir simulations. The simulation methods used often require high performance networks and storage subsystems. We currently have commercial customers utilizing both our systems and storage solutions in production and we are targeting this segment for future products.
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
Life Sciences. The life sciences industry has demanding data and simulation requirements that test the limits of HPC and big data systems. In the life sciences, HPC methods cover a vast area ranging across modeling systems from the molecular level to the whole cell, next-generation genomic sequencing and healthcare optimization. Big data analytics are key to making sense and creating insight in the enormous volumes of data being generated. Our big data solutions can help discover new relationships that can allow existing drugs to help address new medical issues. Our customers are utilizing our products and solutions across these ranges of use cases today.
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

Sales to the U.S. government and system acquisitions primarily funded by the U.S. government, or U.S. Government, accounted for approximately 47% of our revenue in 2015, 48% of our revenue in 2014 and 51% of our revenue in 2013. Significant customers with over 10% of our annual revenue were the U.S. Government in 2015 and 2014; and the U.S. Government and Exxon Mobil in 2013. International customers accounted for 36% of our total revenue in 2015, 42% of our total revenue in 2014 and 32% of our total revenue in 2013.
We have four operating segments that are reportable for financial reporting purposes. Segment information and related disclosures are set forth in Note 17 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits, Financial Statement Schedules in Part IV of this annual report.
Competition
The broad HPC market is very competitive. Many of our competitors in the U.S. and internationally are established companies well known in the HPC supercomputing market, including IBM, Hewlett-Packard, or HP, Lenovo, Dell, NEC, Hitachi, Fujitsu, Silicon Graphics International, or SGI, and Atos SE, or Atos. Most of these competitors have substantially greater total research, engineering, manufacturing, marketing and financial resources than we do.
We compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, AMD and others. IBM, NEC and Fujitsu also build systems leveraging their own processors. These competitors include the previously named companies as well as smaller companies that assemble systems from commercially available commodity products. These companies have capitalized on developments in parallel processing and increased computer performance in commodity-based networking and cluster systems. While these companies’ products are more limited in applicability and scalability, they have achieved growing market acceptance as they can offer significant price/peak performance on problems lacking complexity or extreme scalability. Such companies, because they may offer high peak performance per dollar, can put pricing pressure on us when competing in procurements. The Cray CS400 and CS-Storm supercomputing cluster products are designed to help us better address this market by providing flexible HPC offering alternatives with competitive pricing.
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
The market for our Cray CS400 product line is very competitive. The majority of competition is from Lenovo, HP, Dell, SGI, Atos and Fujitsu that offer open-standards cluster solutions to address the growth in the mid-range supercomputing market. We compete primarily on the basis of price/performance, open-standards architecture, flexible configurations, energy-efficiency, reliability, scalability, comprehensive cluster management, corporate reputation and account relationships. Our market approach is to offer cluster solutions that provide greater performance on the large and complex computational problems and superior price/performance on many important applications in this market segment.
The competitive landscape in the big data market is quite varied, with competition from vendors offering integrated solutions, such as Oracle, commodity cluster systems with either open source or proprietary data analytics software, and traditional business intelligence vendors such as Teradata, Oracle, IBM and SAP. The market for knowledge discovery through graph analytics (Cray Urika-GD) is still nascent and fragmented as no dominant applications have yet emerged, with the result that custom and open source software approaches such as Hadoop/MapReduce are often used. However, customers with large, mission-critical graph problems have discovered that commodity approaches do not scale or deliver results in an acceptable timeframe, and have recognized the advantages of specialized solutions. We recently introduced the Cray Urika-XA offering, which competes primarily on the basis of performance, scalability and integration, as well as total cost of ownership in the traditional Hadoop and Spark analytics marketplace.
Our storage products compete with a number of manufacturers and integrators of parallel storage solutions, including IBM with its GPFS parallel file system, as well as solutions from Data Direct Networks, or DDN, NetApp, Panasas and other storage companies. The parallel storage and file system market is currently fragmented with a number of competing providers in the HPC marketplace. We believe that our strong storage products along with our extensive experience and excellent reputation as an HPC systems vendor, our storage offerings compete effectively against our competition, especially when the prospective target market overlaps with our HPC systems target market.
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
Employees
As of December 31, 2015, we had 1,282 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Company Information - Investors - Corporate Governance.” The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

Item 1A. Risk Factors
In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Delays in receiving anticipated customer orders, achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets or other contractual obligations, or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year as occurred in the fourth quarter of 2014. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, over the next twelve months, we anticipate significant capital and other expenditures in connection with the expansion of our manufacturing facilities and offices. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems, such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

•
revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, including those containing new processors, delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•	our ability to efficiently scale our internal processes effectively to enable growth;

•
the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of significant system sales and resulting potential acceptances in any quarter, the timing of product orders and acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our ability to continue to broaden our customer base beyond our traditional customers;

•	our expense levels, including research and development expense net of government funding;

•	our ability to successfully and timely design, integrate and procure competitive processors for our Cray XC and Cray CS systems and upgrades and successors systems;

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

•
the timing and level of government funding and resources available for product acquisitions and research and development contracts, which have been, and may continue to be, adversely affected by the current economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the U.S. government;

•	competitor pricing strategies;

•
currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe, and fluctuations in oil prices that can affect the resources available to potential customers to purchase products;

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
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in third-party component availability, product development, receipt of orders, product acceptances, the level and timing of approved government fiscal budgets, issues with third-party component performance, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2016 and in future years.
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems, such as our next generation Shasta system. We need to compete successfully against HPC systems from both large, established companies and smaller companies and demonstrate the value of our balanced high bandwidth systems;

•	whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we have announced or they believe will be available in the future;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to us or our suppliers completing development of new products and when we must estimate future system performance, such as has been required with our Cray XC systems and our Sonexion storage systems, and will be frequently required for subsequent systems, such as our next generation Shasta system; and

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required.

Failure to successfully develop and sell our Cray XC systems and successor systems, such as our next generation Shasta system, into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors, including accelerators, for most of the products we sell and use service providers to co-develop key technologies. We subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our or their specifications in sufficient quantities and with acceptable performance or quality on time or deliver when required, or delays future components or systems beyond anticipated delivery dates, then sales, production, delivery, acceptance and revenue from our systems could be delayed and/or reduced and we could be subject to costly penalties even once delivered and accepted, which has happened multiple times in the past and has at times significantly lowered our revenue for a particular quarter or year;

•
if our relationship with a key supplier, such as Intel, is adversely affected, for example, due to competitive pressures (or conflicting interests), our ability to obtain components on advantageous financial terms could be adversely affected;

•
if a supplier cannot provide a competitive key component, for example, due to inadequate performance or a prohibitive price, or eliminates key features from components, such as with the processors we design into our systems, our systems may be less competitive than systems using components with greater capabilities;

•
if an interruption of supply of our components, services or capabilities occurs because a supplier changes its technology roadmap, suffers damage to its manufacturing facilities, decides to no longer provide those products or services, increases the price of those products or services significantly or imposes reduced delivery allocations on its customers, it could take us a considerable period of time to identify and qualify alternative suppliers, to redesign our products as necessary and to begin to manufacture the redesigned components or otherwise obtain those services or capabilities. In some cases, such as with key integrated circuits and memory parts or processors, we may not be able to redesign such components or find alternate sources that we could use in any realistic timeframe;

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

•
some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed; and

•
if a key supplier is acquired or has a significant business change, such as occurred with the acquisition of the third-party original equipment manufacturer that supplies complete storage systems for our Sonexion product, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

Delays in the availability of components with acceptable performance, features and reliability, or our inability to obtain such acceptable components in the quantities we need or at all, and increases in order lead times for certain components, have occurred in the past, and we are currently experiencing delays in the projected delivery timelines of certain key components. These types of issues have adversely affected our revenue and operating results in multiple prior periods, in some cases significantly, and could adversely affect future results.
The continuing commoditization of HPC hardware and software has resulted in increased pricing pressure and may adversely affect our operating results. The continuing commoditization of HPC hardware, such as processors, interconnects, storage and other infrastructure, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in increased pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2013, 2014 and 2015, approximately 51%, 48% and 47%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations, including Congressional delays in completing appropriation bills as occurred in 2011, 2012, 2013, 2014 and 2015;

•	domestic crises;

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
We have in the past, and may make acquisitions in the future, which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

•	difficulties in successfully integrating the operations, systems, technologies, products, offerings and personnel of the acquired company or companies;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; or

•	become subject to intellectual property litigation or other litigation.
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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established companies well known in the HPC market, including IBM, HP, Lenovo, Dell, NEC, Hitachi, Fujitsu, SGI and Atos. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do.
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA and others. These competitors include the companies named above and Dell, with IBM using both third-party processors and its own proprietary processors, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Also, to the extent any component supplier successfully adds differentiating capabilities to their HPC products that compete with what we provide, we may experience greater competitive pressures.
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
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through stock options and restricted stock grants. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached, we could lose proprietary data and may suffer economic losses. We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to us. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur, and in the past have occurred, as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise. Security breaches can result in someone obtaining unauthorized access to our data or our customers’ data , including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. A security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
We may infringe or be subject to claims that we infringe the intellectual property rights of others. Third parties have in the past asserted and are currently asserting intellectual property infringement claims against us, and other third parties may assert such claims against us in the future. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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
Regardless of the merits, any intellectual property infringement claim would require management attention and could be expensive to defend, and any of these consequences of an infringement claim could adversely affect our results.

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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2013, 2014 and 2015, approximately 51%, 48% and 47%, respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
We may not minimize the possible risks of the sale of certain interconnect hardware assets to Intel, which could alter the revenue, costs and nature of our business. In connection with our sale of certain interconnect hardware assets to Intel in 2012, we conducted business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we may not have been successful in ascertaining or evaluating all such risks and, as a result, might not ultimately fully realize all of the intended advantages of the transaction. Additionally, the transfer of certain of our employees and technologies to Intel may result in unforeseen operating difficulties and expenditures and could involve a number of potential adverse risks to our business, including the following:

•	harm in our ability to compete in relevant markets or in customer perception of our products;

•	unanticipated costs or adverse tax consequences;

•	exposure to potential liabilities to third parties or Intel, or claims for indemnification by Intel, including with respect to third-party litigation matters;

•	delays and difficulties in receiving key components for our products from suppliers, including Intel;

•	loss of customers, vendors or alliances; and

•	failure to create long-term shareholder value with the additional cash resources.
If we fail to minimize the expected risks of the transaction, whether as a result of unidentified risks or other unforeseen events, our business, results of operations and financial condition could be adversely affected.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	213,600
St. Paul, MN	Software development, sales and marketing	72,059
Seattle, WA	Executive offices, hardware and software development, sales and marketing	51,643
San Jose, CA	Hardware and software development	21,733
Austin, TX	Hardware development	20,916
We own 205,478 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.
We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 11,000 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 27,000 square feet of office space. We believe our facilities are adequate to meet our needs at least through 2016.
Item 3.    Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our common stock is traded on The NASDAQ Global Market under the symbol CRAY. As of February 8, 2016, we had 40,688,282 shares of common stock outstanding that were held by 440 holders of record.
The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2015:
First Quarter	$35.58	$27.80
Second Quarter	$32.62	$27.44
Third Quarter	$29.64	$18.00
Fourth Quarter	$35.93	$19.35
Year Ended December 31, 2014:
First Quarter	$42.09	$26.64
Second Quarter	$38.69	$24.63
Third Quarter	$31.85	$24.94
Fourth Quarter	$35.81	$24.23
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	1,909,819	$15.02	1,791,731
Equity compensation plans not approved by shareholders(2)	38,656	$5.14	—
Total	1,948,475		1,791,731

(1)
The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans, our 2013 equity incentive plan and our 2001 employee stock purchase plan, as amended. Our 1995, 1999 and 2003 stock option plans and our 2004, 2006 and 2009 long-term equity compensation plans have terminated and no more options, restricted shares, restricted units or stock bonus awards may be granted under those plans. Pursuant to the 2013 equity incentive plan, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While our Board of Directors may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting immediately. Also pursuant to the 2013 equity incentive plan, our Board of Directors may grant restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, consultants, independent contractors and advisors. As of December 31, 2015, under the 2013 equity incentive plan, an aggregate of 1,791,731 shares remained available for grant as stock options or stock appreciation rights and an aggregate of 1,155,955 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units to employees, directors, consultants, independent contractors and advisors.

(2)
The shareholders did not approve the 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by our Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, the 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, the 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. As of December 31, 2015, under the 2000 non-executive employee stock plan, we had options for 38,656 shares outstanding.

Unregistered Sales of Securities
We had no unregistered sales of our securities in 2015 not previously reported.
Issuer Repurchases
We did not repurchase any of our common stock in 2015, other than in connection with the forfeiture of common stock by holders of restricted stock in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock.

STOCK PERFORMANCE GRAPHS
The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the NASDAQ OMX Global Indexes Nasdaq US Benchmark TR Index and the NASDAQ OMX Global Indexes ICB: 9572 Computer Hardware Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2010, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ US BENCHMARK TR INDEX AND THE ICB: 9572
COMPUTER HARDWARE INDEX THROUGH DECEMBER 31, 2015

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Cray Inc.	100.0	90.2	222.5	383.0	480.9	452.6
Nasdaq US Benchmark TR Index	100.0	100.3	116.8	155.9	175.3	176.2
ICB: 9572 Computer Hardware Index	100.0	104.8	125.7	147.9	200.4	182.5

Item 6.    Selected Consolidated Financial Data
The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except for per share data)
Operating Data:
Product revenue	$601,294	$460,748	$436,330	$353,767	$155,561
Service revenue	123,395	100,858	89,419	67,291	80,485
Total revenue	724,689	561,606	525,749	421,058	236,046
Cost of product revenue	426,821	321,554	298,244	231,237	101,000
Cost of service revenue	72,185	55,638	43,179	38,643	40,680
Total cost of revenue	499,006	377,192	341,423	269,880	141,680
Gross profit	225,683	184,414	184,326	151,178	94,366
Research and development, net	96,563	94,048	87,728	64,303	49,452
Sales and marketing	60,150	57,785	51,345	37,180	26,134
General and administrative	27,966	23,381	23,603	20,707	15,840
Restructuring	—	—	—	—	1,783
Operating expenses	184,679	175,214	162,676	122,190	93,209
Net gain on sale of interconnect hardware development program	—	—	—	139,068	—
Income from operations	41,004	9,200	21,650	168,056	1,157
Other income (expense), net	365	(9)	(1,378)	472	(989)
Interest income (expense), net	1,408	506	757	204	(33)
Income before income taxes	42,777	9,697	21,029	168,732	135
Benefit (provision) for income taxes	(15,240)	52,626	11,194	(7,491)	14,194
Net income	$27,537	$62,323	$32,223	$161,241	$14,329
Net income per common share:
Basic	$0.70	$1.61	$0.85	$4.42	$0.41
Diluted	$0.68	$1.54	$0.81	$4.27	$0.40
Weighted average outstanding shares:
Basic	39,257	38,634	37,832	36,509	35,122
Diluted	40,691	40,435	39,776	37,789	36,072
Cash Flow Data:
Cash provided by (used in):
Operating activities	$147,756	$(58,109)	$(87,350)	$156,892	$(3,823)
Investing activities	7,216	(22,755)	27,211	37,694	(4,779)
Financing activities	(1,373)	(70)	(93)	7,827	1,462
Depreciation and amortization	17,017	16,324	14,242	8,652	8,601
Purchases of property and equipment	7,467	17,193	13,136	10,843	4,916
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$284,891	$145,796	$220,449	$323,205	$54,187
Working capital	415,187	361,614	334,928	283,352	137,733
Total assets	694,175	651,434	603,366	510,314	283,099
Shareholders’ equity	492,510	453,854	375,587	340,546	166,814

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” as described in the section “Forward-Looking Statements” preceding Part I of this annual report on Form 10-K, and is subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.
Overview and Executive Summary
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and data analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data storage and analytics market. We provide customer-focused solutions based on three models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated data analytics solutions that combine industry standard tools for large-scale data analytics with our innovative graph analysis tools. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of 2015 Results
Total revenue increased by $163.1 million in 2015 compared to 2014, from $561.6 million to $724.7 million. Product revenue increased by $140.5 million and service revenue increased by $22.5 million over the same period. The increase in product revenue was attributable, in part, to customer acceptance of large Cray systems in Saudi Arabia, South Korea and the United States, increased sales to commercial customers, higher revenue from our Cray CS products, and customer acceptances of two large systems, accounting for approximately $40 million in revenue, in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. The year over year increase in service revenue was driven by significant increases in both engineering services and maintenance revenue, which has continued to benefit from our larger installed system base.
Product gross profit margin decreased from 30% in 2014 to 29% in 2015. Product gross profit margin was impacted by changes in cost and performance estimates between the time of bid and acceptance of the system on a few select customer contracts. Gross profit margin from services decreased from 45% in 2014 to 42% in 2015 primarily due to higher headcount and compensation expense, including incentive compensation expense, and lower margins on certain engineering services contracts due to a high percentage of sub-contractor costs in those contracts.
We recorded income from operations of $41.0 million in 2015 compared to income from operations of $9.2 million in 2014. The increase in income from operations was primarily attributable to higher 2015 revenues, partially offset by the impact of a lower gross profit margin percentage in 2015 compared to 2014 and a $9.5 million increase in operating expenses as a result of increased headcount and incentive based compensation.
Net income decreased from $62.3 million in 2014 to $27.5 million in 2015, primarily driven by a $55.7 million reduction of substantially all of the valuation allowance held against our U.S. deferred tax assets in 2014, partially offset by the increase in operating income discussed above and an increase in income tax expense as a result of higher income in 2015 compared to 2014.
Net cash provided by operations during 2015 was $147.8 million, as compared to net cash used in operations of $58.1 million in 2014. Net cash provided by operations during 2015 was primarily driven by net income of $27.5 million, and the positive impact of adding back non-cash operating items of $42.4 million, customer acceptances of our systems that resulted in a decrease of $21.3 million in inventory and collections from customers that resulted in a decrease of $36.7 million in accounts and other receivables. Working capital increased by $53.6 million from $361.6 million at December 31, 2014 to $415.2 million at December 31, 2015.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•	increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of increases in per-core performance slows;

•	data IO and capacity needs growing much faster than computational needs;

•	technology innovations in memory and storage allowing for faster data access such as NVRAM, SSDs and flash devices;

•	the commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing and storage components in the industry;

•	the growing commoditization of software, including plentiful building blocks and more capable open source software;

•	electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets; and

•	cloud computing as a solution for loosely-coupled HPC applications.
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
In the market for the largest, and most scalable systems, those often costing in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication and system software capability. With the arrival of increasing processor core counts due to new many-core processors, these unbalanced systems will typically have lower productivity, especially in larger systems running more complex applications. We and others augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
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
In analytics, we are developing and delivering high performance data discovery and advanced analytics solutions. These solutions compete with open source software, running on commodity cluster systems. Although these competitive systems have low acquisition costs, the total cost of ownership, or TCO, is driven up by management, power and efficiency challenges. We concentrate our efforts on developing solutions that minimize the TCO, delivering faster time-to-solution and advanced capabilities that are key drivers for many of our data analytics customers. We support open source technologies such as Hadoop and Spark and partner with UC Berkeley’s AMPLab and Berkeley Lab’s National Energy Research Scientific Computing Center to design large-scale data analytics stacks that simplify analyses of scientific and commercial applications.

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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in storage and data management along with big data analytics. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Gross profit margin is impacted by revenue and our cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
Operating expenses.    Our operating expenses are driven primarily by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.   Due to the variability in product revenue, new contracts, acceptance and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and customer acceptances and, longer-term, in product development. Cash receipts generally lag customer acceptances.

Results of Operations
Revenue and Gross Profit
Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2015	2014	2013
Product revenue	$601,294	$460,748	$436,330
Less: Cost of product revenue	426,821	321,554	298,244
Product gross profit	$174,473	$139,194	$138,086
Product gross profit percentage	29%	30%	32%

Service revenue	$123,395	$100,858	$89,419
Less: Cost of service revenue	72,185	55,638	43,179
Service gross profit	$51,210	$45,220	$46,240
Service gross profit percentage	42%	45%	52%

Total revenue	$724,689	$561,606	$525,749
Less: Total cost of revenue	499,006	377,192	341,423
Total gross profit	$225,683	$184,414	$184,326
Total gross profit percentage	31%	33%	35%
Product Revenue
Product revenue in 2015 increased by $140.5 million, or 31%, over 2014 in part due to customer acceptance of large Cray systems in Saudi Arabia, South Korea, and the United States, increased sales to commercial customers, higher revenue from our Cray CS products, and customer acceptances of two large systems, accounting for approximately $40 million in revenue, in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Product revenue in 2014 increased by $24.4 million, or 6%, over 2013 in part due to the release of our new Cray XC40 and CS400 systems. CS based revenue increased substantially in 2014 and revenues from our Storage and Data Management business also increased year over year.
Service Revenue
Service revenue for 2015 increased by $22.5 million from 2014, or 22%. The year over year increase in service revenue was driven by significant increases in both engineering services and maintenance revenue, which has continued to benefit from our larger installed system base.
Service revenue for 2014 increased by $11.4 million from 2013, or 13%. Approximately 75% of the $11.4 million increase in service revenue for 2014 resulted from growth in our maintenance and support services due to our larger installed system base. Engineering service revenue also increased in 2014.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue for 2015 increased by $105.3 million compared to 2014, driven primarily by higher product revenue. Product gross profit percentage was 29% in 2015 and 30% in 2014. The 2015 product gross profit margin was impacted by changes in cost and performance estimates between the time of bid and acceptance of the system on a few select customer contracts.
Cost of product revenue for 2014 increased by $23.3 million compared to 2013, driven by higher product revenue. Product gross profit percentage was 30% in 2014 and 32% in 2013. The 2014 product gross profit margin was impacted by a higher portion of our revenue being generated by our Cray CS products which typically carry lower margins.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased by $16.5 million in 2015, driven primarily by higher service revenue. Service gross profit margin decreased by three percentage points to 42% in 2015 compared to 2014. The service gross profit margin decreased primarily due to higher headcount and compensation expense, including significantly higher incentive compensation expense, higher third party costs, as well as lower margins on certain engineering services contracts due to a high percentage of sub-contractor costs in those contracts.

Cost of service revenue increased by $12.5 million and service gross profit margin decreased by seven percentage points to 45% in 2014 compared to 2013. The service gross profit margin decreased primarily due to increases in compensation cost due to a higher number of support personnel to support growth in systems installations, higher third party costs for our engineering services contracts and third party products, and severance costs due to a workforce rebalancing.
Operating Expenses
Research and Development
Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2015	2014	2013
Gross research and development expenses	$126,060	$104,797	$92,469
Less: Amounts included in cost of revenue	(16,515)	(7,713)	(3,741)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,982)	(3,036)	(1,000)
Net research and development expenses	$96,563	$94,048	$87,728
Percentage of total revenue	13%	17%	17%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and outside contracted engineering expenses.
In 2015, gross research and development expenses increased by $21.3 million from 2014 levels primarily due to increased investments in the development of new products and higher costs related to our engineering services contracts, which include pass-through costs to third parties. Total compensation costs for research and development increased by $17.4 million compared to 2014. We increased our average headcount which resulted in higher base salaries of $8.8 million. The higher total compensation costs also included the impact of an increase of $5.2 million in incentive compensation expense as well as an increase of $1.0 million in share-based compensation expense.
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
Other Operating Expenses
Our sales and marketing and general and administrative expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2015	2014	2013
Sales and marketing	$60,150	$57,785	$51,345
Percentage of total revenue	8%	10%	10%
General and administrative	$27,966	$23,381	$23,603
Percentage of total revenue	4%	4%	4%
Sales and Marketing.    Sales and marketing expense increased by $2.4 million in 2015 compared to 2014. Compensation expense for sales and marketing increased by $1.5 million primarily due to increased incentive compensation expense.
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
General and Administrative.    General and administrative expense increased by $4.6 million in 2015 compared to 2014 primarily due to increased headcount, increased incentive compensation expense and increased outside services. Headcount increased compared to the same prior year period to support the growth in the business and resulted in an increase in base salaries of $0.8 million. Incentive compensation expense increased by $1.5 million and outside services increased by $1.9 million compared to the same prior year period.
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
Other Income (Expense), Net
We recorded $0.4 million of net other income and $9,000 and $1.4 million of net other expense for the years ended December 31, 2015, 2014 and 2013, respectively. Net other income and expense includes gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, Net
Our interest income and interest expense for the years ended December 31 were (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income	$1,465	$643	$894
Interest expense	(57)	(137)	(137)
Net interest income	$1,408	$506	$757
Interest income, net in 2015 increased as compared to 2014 due to amortization of unearned income on the sales-type lease that we entered into with a customer in the second half of 2014. Interest income, net in 2014 decreased as compared to 2013 due to lower average investment balances and a higher proportion of investments held in short-term money market funds which typically carry a lower interest rate.
Taxes
We recorded income tax benefit (expense) for the years ended December 31 as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income before income taxes	$42,777	$9,697	$21,029
Tax benefit (expense)	(15,240)	52,626	11,194
Net income	$27,537	$62,323	$32,223
Effective tax rate	36%	(543)%	(53)%
The difference between the income tax provision at the federal statutory rate of 35% and our income tax expense at the effective rate of 36% for the year ended December 31, 2015 was the result of state taxes, non-deductible expenses and other permanent items, partially offset by research and development tax credits. The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective income tax rate of (543)% for the year ended December 31, 2014 was attributable to our decision to reduce substantially all of the remaining valuation allowance that was held against our U.S. deferred tax assets. The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective rate of (53)% for the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against our U.S. deferred tax assets.
During the year ended December 31, 2014, we reduced the valuation allowance held against our U.S. deferred tax assets by $55.7 million based upon an assessment of all positive and negative evidence relating to future years. We consider our actual results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether or not to establish or reduce a valuation allowance on deferred tax assets and believe that our ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive change in the industry in which we operate. As of December 31, 2014 we had generated U.S. pre-tax income in each of the last three years and cumulative U.S. pre-tax income of $184.8 million ($51.1 million excluding the impact of the sale of our interconnect hardware development program) over the last three years. In addition to our cumulative income position, the assessment of our ability to utilize our U.S. deferred tax assets included an assessment of forecasted domestic and international earnings over a number of years, which included the impact of several major contracts that were finalized during the fourth quarter of 2014.
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
Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on our future assessment of all available evidence in support of the likelihood of realization of our deferred tax assets. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of our valuation allowance changes in a future period, we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.
As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $76.2 million, of which approximately $47.4 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes, and federal research and development tax credit carryforwards of approximately $23.0 million. The federal net operating loss carryforwards will expire between 2019 through 2031, and the research and development tax credits will expire from 2021 through 2035 if not utilized.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11) to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. We do not currently plan to early adopt ASU 2015-17.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We are currently evaluating the potential impact of the pending adoption of ASU 2016-01 on our consolidated financial statements.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We have also entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over a four-year period. Material changes in certain of our balance sheet accounts were due to the timing of product deliveries and customer acceptances, contractually determined billings, timing and level of inventory purchased for future deliveries, timing and level of incentive compensation and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
We are currently evaluating options for expanding our manufacturing facility in Chippewa Falls, Wisconsin in order to increase capacity. We estimate that such a project would require total capital expenditures in the range of $25.0 million. Our current expectation is that the project would begin in 2016 and conclude in 2017. We may choose to externally finance these activities.
Total cash and investments increased from $145.8 million at December 31, 2014 to $284.9 million at December 31, 2015. As of December 31, 2015, we had $3.3 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments. As of December 31, 2015, we had working capital of $415.2 million compared to $361.6 million as of December 31, 2014.
Cash flow information for the years ended December 31 included the following (in thousands):

	2015	2014	2013
Cash provided by (used in):
Operating Activities	$147,756	$(58,109)	$(87,350)
Investing Activities	7,216	(22,755)	27,211
Financing Activities	(1,373)	(70)	(93)
Operating Activities.    For the year ended December 31, 2015, cash provided by operating activities was primarily driven by net income of $27.5 million and the positive impact of adding back non-cash operating items of $42.4 million, customer acceptances of our systems that resulted in a decrease of $21.3 million in inventory, and collections from customers that resulted in a decrease of $36.7 million in accounts and other receivables. For the year ended December 31, 2014, cash used in operating activities was primarily driven by an increase in inventory of $54.1 million, due to several system builds that were accepted early in 2015. For the year ended December 31, 2013, cash used in operating activities was principally the result of significant increases in accounts receivables.
Investing Activities.    For the year ended December 31, 2015, cash provided by investing activities was principally due to sales and maturities of debt securities of $16.2 million and a release of $13.4 million in restricted cash related to a prepayment on a system from a customer that was released at the time of delivery, partially offset by purchases of debt securities of $15.0 million and purchases of property and equipment of $7.5 million. For the year ended December 31, 2014, net cash used in investing activities was principally due to purchases of investments and property and equipment of $56.1 million and $17.2 million, respectively, partially offset by sales and maturities of investments of $53.6 million. For the year ended December 31, 2013, net cash provided by investing activities was due principally to sales and maturities of investments of $139.3 million, partially offset by purchases of investments of $85.2 million.
Financing Activities.    Net cash used in financing activities in 2015, 2014 and 2013 resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock, offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
Over the next twelve months, we expect our significant cash requirements will relate to operational expenses and anticipated capital expansion. Operational expenses consist primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, outside engineering expenses, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business.

The following table summarizes our contractual cash obligations as of December 31, 2015 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$15,975	$15,567	$383	$25	$—
Operating leases	36,150	5,484	10,088	8,059	12,519
Total contractual cash obligations	$52,125	$21,051	$10,471	$8,084	$12,519
As of December 31, 2015, we had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association, designed to support the issuance of letters of credit and foreign exchange hedging transactions. We made no draws and had no outstanding cash borrowings on the line of credit as of December 31, 2015. Subsequent to December 31, 2015, we amended our existing credit agreement and entered into a new $50.0 million two-year line of credit agreement, effective January 7, 2016. Refer to Note 21 - Subsequent Events in the Notes to Consolidated Financial Statements in Item 15. Exhibits, Financial Statement Schedules in Part IV of this annual report for further discussion on the amended agreement. In December 2015, we terminated the $11.0 million letter of credit facility we had with Silicon Valley Bank.
As of December 31, 2015, we had $5.8 million in USD equivalent value in outstanding letters of credit and $3.3 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2015, we incurred $14.3 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this annual report on Form 10-K, are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables, determination of inventory at the lower of cost or market, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liability, determination of the fair value of stock options and other assessments of fair value, evaluation of probability of performance-based restricted stock and stock units vesting, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments, the outcome of any legal proceedings and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
As of December 31, 2015, we had approximately $74.0 million of net deferred tax assets before application of a valuation allowance. As of December 31, 2015, net deferred tax assets after reduction by the valuation allowance of $9.5 million were $64.5 million. During the year ended December 31, 2014, we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive change in the industry in which we operate.
We continue to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statement of Operations when that occurs.
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
As of December 31, 2015, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $107.3 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of December 31, 2015, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $55.6 million. Unrealized gains or losses recorded in the Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of December 31, 2015, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.5 million.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 11, 2016

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 8, 2016, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 8, 2016, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 8, 2016, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 8, 2016, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 8, 2016, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 11, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 11, 2016.

Signature	Title

By /s/ PETER J. UNGARO	Chief Executive Officer, President and Director
Peter J. Ungaro	(Principal Executive Officer)

By /s/ BRIAN C. HENRY	Chief Financial Officer and Executive Vice President
Brian C. Henry	(Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD	Chief Accounting Officer, Controller and Vice President
Charles D. Fairchild	(Principal Accounting Officer)

By /s/ PRITHVIRAJ BANERJEE	Director
Prithviraj Banerjee

By /s/ MARTIN J. HOMLISH	Director
Martin J. Homlish

By /s/ STEPHEN C. KIELY	Director
Stephen C. Kiely

By /s/ SALLY G. NARODICK	Director
Sally G. Narodick

By /s/ DANIEL C. REGIS	Director
Daniel C. Regis

By /s/ MAX L. SCHIRESON	Director
Max L. Schireson

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
2.1	Asset Purchase Agreement between Intel Corporation and the Company, dated April 24, 2012	8-K	000-26820	04/25/12	2.1
2.2	Agreement and Plan of Merger by and among Astro Acquisition Corp., Appro International, Inc., the Shareholders’ Agent and the Company, dated November 8, 2012	8-K	000-26820	11/09/12	2.1
3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3
3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1
3.3	First Amendment to Amended and Restated Bylaws	8-K	000-26820	04/19/12	3.1
10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1
10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2
10.2*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28
10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A
10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B
10.5*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B
10.6*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A
10.7*	2013 Equity Incentive Plan	DEF 14A	000-26820	04/24/13	A
10.8*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32
10.9*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33
10.10*	Form of Employee Restricted Stock Agreement	10-K	000-26820	03/09/07	10.11
10.11*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1
10.12*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	07/03/13	99.1
10.13*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	07/03/13	99.2
10.14*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	12/17/14	10.1
10.15*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	12/17/14	10.2
10.16*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	8-K	000-26820	12/17/14	10.3
10.17*	Form of 2013 Equity Incentive Plan Notice of Stock Appreciation Right Award Grant and Stock Appreciation Right Award Agreement	8-K	000-26820	12/17/14	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.18*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1
10.19*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1
10.20*	Offer Letter between the Company and Steve Scott, dated August 30, 2014	10-Q	000-26820	10/28/14	10.1
10.21*	Offer Letter between the Company and Ryan W. J. Waite, dated October 27, 2014	10-Q	000-26820	05/05/15	10.1
10.22*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005	8-K	000-26820	05/09/05	10.1
10.23*	Form of Management Retention Agreement entered into with executive officers prior to September 27, 2011 (including Annex A-1 and Annex A-2 applicable only to Peter J. Ungaro and Brian C. Henry)	8-K	000-26820	12/22/08	10.1
10.24*	Form of Management Retention Agreement entered into with executive officers from September 27, 2011 forward	10-K	000-26820	02/13/14	10.20
10.25*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1
10.26*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-26820	04/29/14	10.3
10.27*	2015 Executive Bonus Plan	10-Q	000-26820	05/05/15	10.3
10.28*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1
10.29	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1
10.30	First Amendment to Lease between NEA Galtier, LLC and the Company, dated as of October 1, 2009	10-K	000-26820	02/19/15	10.28
10.31	Second Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 21, 2011	10-K	000-26820	02/19/15	10.29
10.32	Third Amendment to Lease between NEA Galtier, LLC and the Company, dated as of August 31, 2011	10-K	000-26820	02/19/15	10.30
10.33	Fourth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 1, 2012	10-K	000-26820	02/19/15	10.31
10.34	Fifth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of March 31, 2014	10-K	000-26820	02/19/15	10.32
10.35	Intellectual Property Agreement between Intel Corporation and the Company, dated May 2, 2012	8-K	000-26820	05/03/12	10.1
10.36	Amended and Restated Credit Agreement between Wells Fargo Bank, National Association and the Company, dated January 7, 2016	8-K	000-26820	01/11/16	10.1
10.37	Revolving Line of Credit Note between Wells Fargo Bank, National Association and the Company, dated January 7, 2016	8-K	000-26820	01/11/16	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
21.1	Subsidiaries of the Company					X
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

________________________________

*	Management contract or compensatory plan or arrangement.
Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$266,660	$112,633
Restricted cash	1,651	16,874
Short-term investments	14,925	16,289
Accounts and other receivables, net	124,719	165,113
Inventory	113,655	143,632
Deferred tax assets, net	38,628	36,073
Prepaid expenses and other current assets	21,048	17,948
Total current assets	581,286	508,562

Long-term restricted cash	1,655	—
Long-term investment in sales-type lease, net	18,317	31,089
Property and equipment, net	31,079	34,793
Service spares, net	3,090	1,868
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,525	3,895
Deferred tax assets, net	26,016	41,414
Other non-current assets	16,025	15,631
TOTAL ASSETS	$694,175	$651,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,837	$48,699
Accrued payroll and related expenses	27,452	16,054
Other accrued liabilities	24,079	16,285
Deferred revenue	86,731	65,910
Total current liabilities	166,099	146,948

Long-term deferred revenue	33,306	47,588
Other non-current liabilities	2,260	3,044
TOTAL LIABILITIES	201,665	197,580
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,693,707 and 40,822,377 shares, respectively	610,279	598,390
Accumulated other comprehensive income	7,642	6,503
Accumulated deficit	(125,411)	(151,039)
TOTAL SHAREHOLDERS’ EQUITY	492,510	453,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$694,175	$651,434
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product	$601,294	$460,748	$436,330
Service	123,395	100,858	89,419
Total revenue	724,689	561,606	525,749
Cost of revenue:
Cost of product revenue	426,821	321,554	298,244
Cost of service revenue	72,185	55,638	43,179
Total cost of revenue	499,006	377,192	341,423
Gross profit	225,683	184,414	184,326
Operating expenses:
Research and development, net	96,563	94,048	87,728
Sales and marketing	60,150	57,785	51,345
General and administrative	27,966	23,381	23,603
Total operating expenses	184,679	175,214	162,676
Income from operations	41,004	9,200	21,650

Other income (expense), net	365	(9)	(1,378)
Interest income, net	1,408	506	757
Income before income taxes	42,777	9,697	21,029
Income tax benefit (expense)	(15,240)	52,626	11,194
Net income	$27,537	$62,323	$32,223

Basic net income per common share	$0.70	$1.61	$0.85
Diluted net income per common share	$0.68	$1.54	$0.81

Basic weighted average shares outstanding	39,257	38,634	37,832
Diluted weighted average shares outstanding	40,691	40,435	39,776

See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$27,537	$62,323	$32,223
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(20)	12	46
Foreign currency translation adjustments	(394)	(1,188)	(1,044)
Unrealized gain (loss) on cash flow hedges	5,251	8,475	(4,292)
Reclassification adjustments on cash flow hedges included in net income	(3,698)	(1,649)	962
Other comprehensive income (loss)	1,139	5,650	(4,328)
Comprehensive income	$28,676	$67,973	$27,895
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, December 31, 2012	39,435	$577,938	$5,181	$(242,573)	$340,546
Issuance of shares under employee stock purchase plan	25	517			517
Exercise of stock options	495	3,161			3,161
Restricted shares issued for compensation, net of forfeitures and taxes	515	(2,612)		(1,159)	(3,771)
Share-based compensation	—	7,239			7,239
Other comprehensive loss			(4,328)		(4,328)
Net income				32,223	32,223
BALANCE, December 31, 2013	40,470	$586,243	$853	$(211,509)	$375,587

Issuance of shares under employee stock purchase plan	21	611			611
Exercise of stock options	411	3,086			3,086
Restricted shares issued for compensation, net of forfeitures and taxes	(80)	(1,914)		(1,853)	(3,767)
Share-based compensation	—	10,364			10,364
Other comprehensive income			5,650		5,650
Net income				62,323	62,323
BALANCE, December 31, 2014	40,822	$598,390	$6,503	$(151,039)	$453,854

Issuance of shares under employee stock purchase plan	27	711			711
Exercise of stock options	229	2,289			2,289
Restricted shares issued for compensation, net of forfeitures and taxes	(384)	(2,464)		(1,909)	(4,373)
Share-based compensation	—	11,353			11,353
Other comprehensive income			1,139		1,139
Net income				27,537	27,537
BALANCE, December 31, 2015	40,694	$610,279	$7,642	$(125,411)	$492,510
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$27,537	$62,323	$32,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,017	16,324	14,242
Share-based compensation expense	11,353	10,364	7,239
Deferred income taxes	12,103	(53,204)	(13,175)
Other	1,945	4,159	2,936
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	36,665	17,450	(169,753)
Long-term investment in sales-type lease, net	11,510	(32,889)	—
Inventory	21,292	(54,147)	(10,780)
Prepaid expenses and other assets	(3,972)	(9,349)	(2,670)
Accounts payable	(19,849)	14,504	(509)
Accrued payroll and related expenses and other accrued liabilities	23,841	(5,237)	8,422
Deferred revenue	8,314	(28,407)	44,475
Net cash provided by (used in) operating activities	147,756	(58,109)	(87,350)
Investing activities:
Sales and maturities of available-for-sale investments	16,229	53,608	139,277
Purchases of available-for-sale investments	(14,991)	(56,064)	(85,162)
Decrease (increase) in restricted cash	13,445	(3,106)	(13,768)
Purchases of property and equipment	(7,467)	(17,193)	(13,136)
Net cash provided by (used in) investing activities	7,216	(22,755)	27,211
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	711	611	517
Purchase of employee restricted shares to fund related statutory tax withholding	(4,373)	(3,767)	(3,771)
Proceeds from exercise of options	2,289	3,086	3,161
Net cash used in financing activities	(1,373)	(70)	(93)
Effect of foreign exchange rate changes on cash and cash equivalents	428	934	(200)
Net increase (decrease) in cash and cash equivalents	154,027	(80,000)	(60,432)
Cash and cash equivalents:
Beginning of period	112,633	192,633	253,065
End of period	$266,660	$112,633	$192,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$5	$3
Cash paid for income taxes	3,890	2,935	2,611
Non-cash investing and financing activities:
Inventory transfers to property and equipment and service spares	$8,177	$3,313	$4,530
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS
Cray Inc., or Cray, or the Company, designs, develops, manufactures, markets and services the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provides storage and data analytics solutions. The Company also provides software, system maintenance and support services and engineering services related to supercomputer systems and storage and data analytics solutions. Cray’s supercomputer systems address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include foreign and domestic governments and government-funded entities, academic institutions and commercial entities.
NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2015 and 2014, the Company had $1.7 million and $16.9 million, respectively, in short-term restricted cash. As of December 31, 2015, the Company had $1.7 million in long-term restricted cash. The restricted cash is associated with certain letters of credit outstanding to secure customer prepayments.
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

Foreign Currency Derivatives
The Company uses foreign currency exchange contracts to hedge certain foreign currency exposures. Foreign currency exchange contracts are cash flow hedges of the Company’s foreign currency exposures on certain revenue contracts and are recorded at the contract’s fair value. Most of the Company’s foreign currency exchange contracts are designated as cash flow hedges for

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the purposes of hedge accounting treatment and any gains or losses on the effective portion of the foreign currency exchange contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the foreign currency exchange contract. When the hedged transaction is recognized, any unrecognized gains or losses on the hedged transaction are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the foreign currency exchange contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from foreign currency exchange contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. Unrealized gains or losses related to foreign currency exchange contracts that are not designated as cash flow hedges for the purposes of hedge accounting treatment are recorded in the Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. The Company does not use derivative financial instruments for speculative purposes.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, short-term and long-term restricted cash and foreign currency exchange contracts.
The Company maintains cash and cash equivalents, available-for-sale securities and foreign currency exchange contracts with various financial institutions. As part of its risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained any credit losses from instruments held at financial institutions. The Company utilizes foreign currency exchange contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.
The Company currently derives a significant portion of its revenue from sales of products and services to the U.S. Government. See Note 17 — Segment Information for additional information. Given the type of customers, the Company does not believe its accounts receivable represent significant credit risk.
The Company currently has a long-term investment in a sales-type lease it entered into with one of its customers. See Note 7 — Sales-type Lease for additional information. Given the credit standing of the customer, the Company does not believe that this investment represents a significant credit risk.
Other Concentration
The Company obtains certain components from single-source suppliers due to technology, availability, price, quality or other considerations. The loss of a single-source supplier, the single-source supplier’s inability to deliver the required components or intellectual property due to natural disaster or other reasons, the deterioration of the relationship with a single-source supplier, or any unilateral modification of contract terms under which the Company is supplied components by a single-source supplier could have a significant adverse effect on the Company’s revenue and gross margins.
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

Fair Values of Financial Instruments
The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company’s financial instruments primarily consist of debt securities, time deposits, money market funds, and foreign currency derivatives. See Note 3 — Fair Value Measurement for a further discussion on fair value of financial instruments.
Inventories
Inventories are valued at the lower of cost or market, with cost computed on a first-in, first-out basis (FIFO). The Company regularly evaluates the technological usefulness and anticipated future demand for various inventory components and the expected use of the inventory. When the Company determines it is not likely the cost of inventory items will be recovered through future sales, the Company writes-down the related inventory to its estimated market value.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company performed its qualitative assessment during the fourth fiscal quarter of 2015 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the two-step impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the HPC and big data markets, recent and forecasted financial performance and the price of the Company’s common stock.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The discount rate implicit in the sales-type lease is used to calculate the present value of minimum lease payments, which the Company records as a lease receivable. The minimum lease payment consists of the gross lease payments net of executory costs and contingencies, if any. While revenue is recognized at inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income. Unearned interest income is recorded at inception of the lease and amortized over the lease term using the effective interest method.
 Foreign Currency Translation
The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations. Net transaction gains were $1.6 million and $2.1 million for 2015 and 2014, respectively, and net transaction losses were $1.3 million for 2013.
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
Amounts to be received under co-funding arrangements with the U.S. government or others are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2015, the Company had approximately $74.0 million of net deferred tax assets before application of a valuation allowance. As of December 31, 2015, net deferred tax assets after reduction by the valuation allowance of $9.5 million were $64.5 million. During the year ended December 31, 2014, the Company reduced substantially all of the remaining valuation allowance held against the Company’s U.S. deferred tax assets. The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period, the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statement of Operations when that occurs.
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
The Company grants performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recorded when vesting is deemed to be "probable". Awards are evaluated for probability of vesting each reporting period.
Shipping and Handling Costs
Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.
Advertising Costs
Sales and marketing expenses in the accompanying Consolidated Statements of Operations included advertising expenses of $2.3 million, $2.9 million, and $2.2 million in 2015, 2014, and 2013, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
Earnings Per Share, or EPS
Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares, excluding unvested restricted stock outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common and potential common shares outstanding during the period, which includes the additional dilution related to conversion of stock options, unvested restricted stock and unvested restricted stock units as computed under the treasury stock method. For the years ended December 31, 2015, 2014 and 2013, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.4 million,

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.8 million, and 1.9 million, respectively. Potentially dilutive shares of 0.9 million, 0.6 million, and 0.5 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2015, 2014 and 2013, respectively, because they were antidilutive. An additional 1.2 million, 0.8 million and 1.1 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of diluted EPS for the years ended December 31, 2015, 2014 and 2013, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2015	2014
Accumulated unrealized net gain (loss) on available-for-sale investments	$(8)	$12
Accumulated currency translation adjustments	1,675	2,069
Accumulated unrealized net gain (loss) on cash flow hedges	5,975	4,422
Accumulated other comprehensive income	$7,642	$6,503

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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the FIFO or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. The Company does not plan to early adopt ASU 2015-17.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-01 on its consolidated financial statements.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$269,966	$269,966	$—
Available-for-sale investments (1)	14,925	14,925	—
Foreign currency exchange contracts (2)	11,602	—	11,602
Assets measured at fair value at December 31, 2015	$296,493	$284,891	$11,602
Liabilities:
Foreign currency exchange contracts (3)	3	—	3
Liabilities measured at fair value at December 31, 2015	$3	$—	$3

Description	Fair Value as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$129,507	$129,507	$—
Available-for-sale investments (1)	16,289	16,289	—
Foreign currency exchange contracts (2)	11,079	—	11,079
Assets measured at fair value at December 31, 2014	$156,875	$145,796	$11,079
Liabilities:
Foreign currency exchange contracts (3)	2,139	—	2,139
Liabilities measured at fair value at December 31, 2014	$2,139	$—	$2,139
 _______________________________

(1)	Included in “Short-term investments” on the Company’s Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of December 31, 2015 and 2014, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	December 31, 2015	December 31, 2014
British Pounds (GBP)	39.2	77.9
Euros (EUR)	6.0	40.7
Swiss Francs (CHF)	33.0	0.9
Singapore Dollars (SGD)	—	0.1
Swedish Krona (SEK)	—	84.8
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $107.3 million and $192.5 million as of December 31, 2015 and December 31, 2014, respectively.
As of December 31, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	December 31, 2015	December 31, 2014
British Pounds (GBP)	31.5	28.3
Euros (EUR)	3.8	—
Swiss Francs (CHF)	0.3	—
Japanese Yen (JPY)	274.0	—
The foreign currency exposure related to these contracts was approximately $55.6 million as of December 31, 2015 and $43.4 million as of December 31, 2014. Unrealized gains or losses related to these dedesignated contracts are recorded in the Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the hedged contracts are expected to be received from 2016 through 2018, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, each period during which hedged receivables denominated in a foreign currency are outstanding.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015 and 2014, the fair value of outstanding foreign currency exchange contracts totaled a net gain of $11.6 million and $8.9 million, respectively.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
Foreign currency exchange contracts	Prepaid expenses and other current assets	$3,956	$5,360
Foreign currency exchange contracts	Other non-current assets	5,183	5,717
Foreign currency exchange contracts	Other accrued liabilities	—	(1,219)
Foreign currency exchange contracts	Other non-current liabilities	(2)	(152)
Total fair value of derivative instruments designated as cash flow hedges		$9,137	$9,706
As of December 31, 2015 and 2014, unrecognized gains, net of tax, of $6.0 million and $4.4 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1,807	$2
Foreign currency exchange contracts	Other non-current assets	656	—
Foreign currency exchange contracts	Other accrued liabilities	(1)	(235)
Foreign currency exchange contracts	Other non-current liabilities	—	(533)
Total fair value of derivative instruments not designated as cash flow hedges		$2,462	$(766)
NOTE 4 ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands). The gross reclassification adjustments increased product revenue for the years ended December 31, 2015 and 2014 and decreased product revenue for the year ended December 31, 2013.

	Year Ended December 31,
	2015	2014	2013

Gross of Tax Reclassifications	$6,163	$2,748	$(1,604)
Net of Tax Reclassifications	$3,698	$1,649	$(962)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables show the changes in Accumulated Other Comprehensive Income by component for the years ended December 31, 2015 and 2014 (in thousands):

Twelve Months Ended December 31, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(20)	(394)	1,553	1,139
Ending balance	$(8)	$1,675	$5,975	$7,642

Income tax expense (benefit) associated with current-period change	$(13)	$(335)	$1,005	$657

Twelve Months Ended December 31, 2014
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$3,257	$(2,404)	$853
Current-period change, net of tax	12	(1,188)	6,826	5,650
Ending balance	$12	$2,069	$4,422	$6,503

Income tax expense (benefit) associated with current-period change	$8	$(229)	$4,593	$4,372

NOTE 5 INVESTMENTS

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.”  Changes in fair value are reflected in other comprehensive income. The carrying amount of the Company’s investments in available-for-sale securities as of December 31, 2015 and December 31, 2014 are shown in the table below (in thousands):

	December 31, 2015	December 31, 2014
Short-term available-for-sale securities cost	$14,939	$16,269
Short-term available-for-sale securities unrealized gain (loss)	(14)	20
Short-term available-for-sale securities fair value	$14,925	$16,289

As of December 31, 2015, the Company’s debt securities were investment grade and carried a long-term rating of A2/A or higher.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6    ACCOUNTS AND OTHER RECEIVABLES, NET
A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2015	2014
Trade accounts receivable	$83,750	$126,874
Unbilled receivables	7,685	20,788
Advance billings	11,637	4,960
Short-term investment in sales-type lease	10,004	10,187
Other receivables	11,662	2,401
	124,738	165,210
Allowance for doubtful accounts	(19)	(97)
Accounts and other receivables, net	$124,719	$165,113

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of December 31, 2015 and 2014, accounts receivable included $44.2 million and $87.0 million, respectively, due from the U.S. Government. Of these amounts, $2.2 million and $2.1 million were unbilled as of December 31, 2015 and 2014, respectively, based upon contractual billing arrangements with these customers. As of December 31, 2015, one non-U.S. Government customer accounted for 18% of total accounts and other receivables. As of December 31, 2014, no non-U.S. Government customers accounted for more than 10% of total accounts and other receivables.
NOTE 7    SALES-TYPE LEASE

As of December 31, 2015 and 2014, the Company had a sales-type lease with one of its customers. Under the terms of the arrangement, the Company has agreed to provide a high performance computing solution to the customer for a term of four years, beginning at the customer’s acceptance of the system. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of December 31, 2015 and 2014 (in thousands):

	December 31
	2015	2014
Total minimum lease payments to be received	$36,863	$53,134
Less: executory costs	(7,434)	(10,717)
Net minimum lease payments receivable	29,429	42,417
Estimated residual value of leased property (unguaranteed)	—	1,253
Less: unearned income	(1,108)	(2,394)
Net investment in sales-type lease	28,321	41,276
Less: long-term investment in sales-type lease	(18,317)	(31,089)
Investment in sales-type lease included in accounts and other receivables	$10,004	$10,187

    As of December 31, 2015, minimum lease payments for each of the succeeding three fiscal years were as follows (in thousands):

2016	$13,405
2017	13,405
2018	10,053
Total minimum lease payments to be received	$36,863

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8    INVENTORY
A summary of inventory follows (in thousands):

	December 31
	2015	2014
Components and subassemblies	$20,806	$60,851
Work in process	43,071	46,954
Finished goods	49,778	35,827
	$113,655	$143,632
As of December 31, 2015 and 2014, $49.5 million and $35.3 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2015, three customers accounted for $41.7 million of finished goods inventory and at December 31, 2014, two customers accounted for $31.2 million of finished goods inventory.
During 2015, 2014 and 2013, the Company wrote-off $0.5 million, $2.3 million and $0.9 million, respectively, of inventory.
NOTE 9    PROPERTY AND EQUIPMENT, NET
A summary of property and equipment follows (in thousands):

	December 31,
	2015	2014
Land	$275	$275
Buildings	20,612	20,409
Furniture and equipment	14,190	13,198
Computer equipment	65,957	59,785
Leasehold improvements	1,098	446
	102,132	94,113
Accumulated depreciation and amortization	(71,053)	(59,320)
Property and equipment, net	$31,079	$34,793
Depreciation expense on property and equipment for 2015, 2014 and 2013 was $13.3 million, $12.8 million and $10.9 million, respectively.
NOTE 10    SERVICE SPARES, NET
A summary of service spares follows (in thousands):

	December 31,
	2015	2014
Service spares	$15,082	$13,114
Accumulated depreciation	(11,992)	(11,246)
Service spares, net	$3,090	$1,868

Depreciation expense on service spares for 2015, 2014 and 2013 was $1.1 million, $1.0 million and $0.9 million, respectively.
NOTE 11    DEFERRED REVENUE
A summary of deferred revenue follows (in thousands):

	December 31
	2015	2014
Deferred product revenue	$22,215	$21,152
Deferred service revenue	97,822	92,346
Total deferred revenue	120,037	113,498
Less long-term deferred revenue	(33,306)	(47,588)
Deferred revenue in current liabilities	$86,731	$65,910

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2015 and 2014 the U.S. Government accounted for $57.7 million and $63.8 million, respectively, of total deferred revenue. As of December 31, 2015 and 2014, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
NOTE 12    COMMITMENTS AND CONTINGENCIES
The Company has recorded rent expense under leases for buildings or office space, which were accounted for as operating leases, in 2015, 2014 and 2013 of $5.9 million, $5.2 million, and $5.3 million, respectively.

Minimum contractual commitments as of December 31, 2015, were as follows (in thousands):

	Operating Leases	Development Agreements
2016	$5,484	$15,567
2017	5,149	233
2018	4,939	150
2019	4,668	25
2020	3,391	—
Thereafter	12,519	—
Minimum contractual commitments	$36,150	$15,975
In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $14.3 million, $12.2 million and $9.3 million, respectively, for such arrangements.
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business, none of which are currently deemed to be material to the Company’s business.
NOTE 13    INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.
Most of the Company’s deferred tax assets result from net operating loss carryforwards and research and development tax credits. As of December 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $76.2 million, of which approximately $47.4 million was related to stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes. Any reduction of taxes payable for stock-based income tax deductions in excess of amounts that have been recognized for financial reporting purposes will be directly credited to shareholders’ equity. As of December 31, 2015, the Company had federal research and development tax credit carryforwards of approximately $23.0 million. The federal net operating loss carryforwards will expire from 2019 through 2031, and the research and development tax credits will expire from 2021 through 2035 if not utilized. Utilization of $25.6 million of the Company’s federal net operating loss carryforwards generated prior to May 10, 2001 is limited under Section 382 of the Internal Revenue Code to $4.3 million per year. As of December 31, 2015, the Company had approximately $6.1 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2016 to 2025.
Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$38,362	$5,710	$17,467
International	4,415	3,987	3,562
Total	$42,777	$9,697	$21,029

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision:
Federal	$725	$230	$484
State	1,389	(392)	696
Foreign	1,023	740	801
Total current provision	3,137	578	1,981
Deferred provision (benefit):
Federal	12,198	(53,242)	(13,160)
State	(52)	(885)	(327)
Foreign	(43)	923	312
Total deferred provision (benefit)	12,103	(53,204)	(13,175)
Total provision (benefit) for income taxes	$15,240	$(52,626)	$(11,194)
The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax provision at statutory rate	$14,972	$3,394	$7,360
State taxes, net of federal benefit	897	(217)	369
Foreign income taxes	(12)	284	(749)
Share-based compensation adjustment	—	—	(8,419)
Deemed dividends for U.S. income tax purposes	407	492	477
Nondeductible expenses	283	337	208
Disallowed compensation	455	(116)	19
Research and development tax credit	(1,733)	(1,140)	(5,736)
Effect of change in valuation allowance on deferred tax assets	(29)	(55,660)	(4,723)
Effective income tax provision (benefit)	$15,240	$(52,626)	$(11,194)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2015	2014
Current:
Deferred Income Tax Assets
Inventory	$3,930	$5,840
Accrued compensation	1,213	681
Deferred revenue	18,372	18,186
Net operating loss carryforwards	2,636	12,981
Research and experimentation credit carryforwards	16,264	—
Other	4,303	1,261
Gross current deferred tax assets	46,718	38,949
Valuation allowance	(2,995)	(2,039)
Current deferred tax assets	43,723	36,910
Deferred Income Tax Liabilities
Other	(5,095)	(837)
Current deferred tax liabilities	(5,095)	(837)
Net current deferred tax assets	$38,628	$36,073
Long-Term:
Deferred Income Tax Assets
Property and equipment	$7,510	$11,555
Research and experimentation credit carryforwards	9,528	24,596
Net operating loss carryforwards	14,523	21,511
Goodwill	125	203
Share-based compensation	5,976	5,000
Other	4,084	4,967
Gross long-term deferred tax assets	41,746	67,832
Valuation allowance	(6,492)	(8,099)
Long-term deferred tax assets	35,254	59,733
Deferred Income Tax Liabilities
Investment in sales-type lease, net	(7,611)	(14,321)
Intangible assets	(512)	(1,215)
Other	(1,277)	(2,783)
Long-term deferred tax liabilities	(9,400)	(18,319)
Net long-term deferred tax asset	$25,854	$41,414

For the year ended December 31, 2015, long-term deferred income tax liabilities in the amount of $0.2 million have been included in other non-current liabilities on the Company’s Consolidated Balance Sheet.
The Company recorded income tax expense of $15.2 million for the year ended December 31, 2015 and an income tax benefit of $52.6 million and $11.2 million, respectively, during the years ended December 31, 2014 and 2013. The primary reason for the difference between the income tax provision at the statutory rate and the Company’s effective income tax provision for the year ended December 31, 2015 was the result of state taxes, non-deductible expenses and other permanent items, partially offset by research and development tax credits. The tax benefit recorded by the Company during the year ended December 31, 2014 was primarily attributable to a partial reduction, in the amount of $55.7 million, of the remaining valuation allowance that was held against the Company’s U.S. deferred tax assets. The tax benefit recorded by the Company during the year ended December 31, 2013 was primarily attributable to a partial reduction, in the amount of $13.5 million, of the valuation allowance held against the Company’s U.S. deferred tax assets.
The Company’s decision to partially reduce, in the amount of $55.7 million, the valuation allowance held against the Company’s U.S. deferred tax assets during the year ended December 31, 2014 was based upon an evaluation of all available positive and negative evidence, known business risks and industry trends. The Company considers its actual results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether or not to

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

establish or reduce a valuation allowance on deferred tax assets and believes that its ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive change in the industry in which it operates. As of December 31, 2014 the Company had generated U.S. pre-tax income in each of the last three years and cumulative U.S. pre-tax income of $184.8 million ($51.1 million excluding the impact of the sale of the Company’s interconnect hardware development program) over the last three years. In addition to the Company’s cumulative income position, the assessment of the Company’s ability to utilize its U.S. deferred tax assets included an assessment of forecasted domestic and international earnings over a number of years, which included the impact of several major contracts that were finalized during the fourth quarter of 2014.
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
The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period, it could record a substantial tax provision or benefit in the Consolidated Statement of Operations when that occurs.
The valuation allowance on deferred tax assets decreased by $0.7 million, $67.7 million and $4.7 million in 2015, 2014 and 2013, respectively. The decrease in the valuation allowance for the year ended December 31, 2014 included a reduction, in the amount of $55.7 million, of the valuation allowance held against the Company’s U.S. deferred tax assets based upon an assessment of all positive and negative evidence relating to future years. The decrease in the valuation allowance for the year ended December 31, 2013 was comprised of the partial reduction of the valuation allowance of $13.5 million which was principally offset by a share-based compensation related adjustment of $8.4 million.
Undistributed earnings, in the approximate amount of $9.2 million, relating to the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2015, the Company’s foreign subsidiaries held cash in the amount of $12.9 million.
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$470
Decrease related to prior year income tax positions	(268)
Balance at December 31, 2013	$202
Increase related to prior year income tax positions	5,059
Increase related to current year income tax positions	369
Balance at December 31, 2014	$5,630
Increase related to prior year income tax positions	151
Increase related to current year income tax positions	433
Balance at December 31, 2015	$6,214

The balance of unrecognized tax benefits as of December 31, 2015 was $6.2 million of tax benefits that, if recognized, would affect the effective tax rate. It is not anticipated that the balance of unrecognized tax benefits will significantly change over the next twelve months.
The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Germany, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2010 and for periods before 2014 in Germany and the United Kingdom, respectively. With respect to the U.S. federal and various state jurisdictions the Company is no longer subject to income tax examinations with respect to periods before 2012, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2015, 2014 and 2013.
NOTE 14    CREDIT FACILITIES
As of December 31, 2015, the Company had a $10.0 million unsecured line of credit with Wells Fargo Bank, National Association, designed to support the issuance of letters of credit and foreign currency exchange hedging transactions. The Company made no draws and had no outstanding cash borrowings on the credit facility as of December 31, 2015. Subsequent to December 31, 2015, the Company amended its existing credit agreement and entered into a new $50.0 million two-year line of credit agreement, effective January 7, 2016. Refer to Note 21 - Subsequent Events for further discussion on the amended agreement. In December 2015, the Company terminated its $11.0 million letter of credit facility with Silicon Valley Bank.
As of December 31, 2015, the Company had $5.8 million in USD equivalent value in outstanding letters of credit and $3.3 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
NOTE 15    SHAREHOLDERS’ EQUITY
Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.
Stock Plans:    As of December 31, 2015, the Company had one active equity incentive plan that provides shares available for option, restricted stock and restricted stock unit grants to employees, directors, executives and others.
Stock Options:    In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the years ended December 31:

	2015	2014	2013
Risk-free interest rate	1.31%	1.22%	0.98%
Expected dividend yield	—%	—%	—%
Volatility	50.55%	52.43%	50.45%
Expected life (in years)	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$11.23	$11.16	$8.22
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied to the Company’s stock option grants for the years ended December 31, 2015, 2014 and 2013 were 8.0%, 8.3%, and 10.0%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (share-based compensation cost) ratably over the requisite service period. Options to purchase shares expire no later than ten years after the date of grant.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	2,293,505	$7.31
Granted	346,360	20.65
Exercised	(495,221)	6.38
Canceled and forfeited	(66,575)	21.97
Outstanding at December 31, 2013	2,078,069	9.29
Granted	323,900	26.92
Exercised	(411,352)	7.50
Canceled and forfeited	(59,627)	18.45
Outstanding at December 31, 2014	1,930,990	12.34
Granted	307,450	27.86
Exercised	(229,118)	9.99
Canceled and forfeited	(60,847)	20.00
Outstanding at December 31, 2015	1,948,475	14.83	6.3
Exercisable at December 31, 2015	1,357,512	10.40	5.3
Available for grant at December 31, 2015	1,791,731
Outstanding and exercisable options by price range as of December 31, 2015, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 10.00	879,263	4.2	$5.67	879,179	$5.67
$ 10.01 - $ 20.00	412,016	6.9	$15.21	293,735	$14.51
$ 20.01 - $ 27.00	367,794	8.5	$25.44	115,590	$24.87
$ 27.01 - $ 34.52	289,402	9.0	$28.60	69,008	$28.96
$ 0.00 - $ 34.52	1,948,475	6.3	$14.83	1,357,512	$10.40

As of December 31, 2015, there was $34.4 million of aggregate intrinsic value of outstanding stock options, including $29.9 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2015. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $5.0 million, $10.2 million, and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock:    During 2015, 2014 and 2013, the Company issued an aggregate of 45,175, 463,734, and 755,979 shares of restricted stock, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $1.4 million, $13.3 million, and $15.8 million for 2015, 2014 and 2013, respectively. Share-based compensation expense is recorded over the vesting period, which is generally one year for non-employee directors and four years for officers and employees of the Company.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s unvested restricted stock grants and changes during the years ended December 31 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,465,738	$7.44	737,000	$12.90	2,202,738	$9.27
Granted	326,979	20.83	429,000	21.00	755,979	20.93
Forfeited	(3,437)	5.92	(72,000)	14.88	(75,437)	14.48
Vested	(661,580)	6.22	—	—	(661,580)	6.22
Outstanding at December 31, 2013	1,127,700	12.05	1,094,000	15.94	2,221,700	13.97
Granted	463,734	28.74	—	—	463,734	28.74
Forfeited	(134,653)	15.39	(277,000)	17.49	(411,653)	16.80
Vested	(423,179)	11.14	—	—	(423,179)	11.14
Outstanding at December 31, 2014	1,033,602	19.48	817,000	15.41	1,850,602	17.68
Granted	45,175	30.44	—	—	45,175	30.44
Forfeited	(48,998)	24.00	(219,000)	15.60	(267,998)	17.14
Vested	(513,336)	15.34	(12,500)	28.20	(525,836)	15.64
Outstanding at December 31, 2015	516,443	24.12	585,500	15.07	1,101,943	19.31
The estimated forfeiture rate applied to the Company’s service vesting restricted stock grants during the years ended December 31, 2015 and 2014 were 8.0% and 6.3%, respectively. The aggregate fair value of restricted shares vested during 2015, 2014 and 2013 was $14.2 million, $11.9 million, and $14.0 million, respectively. The performance vesting restricted shares that remain outstanding are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these grants. The performance vesting restricted shares are eligible to vest between 2016 and 2017.
Restricted Stock Units:    During 2015, the Company issued an aggregate of 984,850 restricted stock and performance restricted stock units with a grant date fair value of approximately $29.5 million. There were no restricted stock units issued or outstanding as of December 31, 2014 and 2013. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records share-based compensation expense over the vesting period. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company.
A summary of the Company’s unvested restricted stock unit grants and changes during the year ended December 31, 2015 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—	—	$—	—	$—
Granted	285,550	$29.78	699,300	$30.04	984,850	$29.97
Forfeited	(12,500)	$30.48	(66,600)	$30.04	(79,100)	$30.11
Vested	—	$—	—	$—	—	$—
Outstanding at December 31, 2015	273,050	$29.75	632,700	$30.04	905,750	$29.95
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the year ended December 31, 2015 was 8.0%. The performance vesting restricted stock units are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Share-based Compensation Expense:    Including performance-based equity awards, the Company had $44.8 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of December 31, 2015. Excluding the $27.8 million of unrecognized compensation cost related to unvested restricted

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock and unvested restricted stock units that are subject to performance measures that are currently not considered "probable" of attainment, unrecognized compensation cost is $17.0 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered "probable" of attainment. Unrecognized compensation cost related to unvested stock options, unvested non-performance-based restricted stock and unvested non-performance-based restricted stock units is expected to be recognized over a weighted average period of 2.7 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Consolidated Statements of Operations for the years ended December 31 (in thousands):

	2015	2014	2013
Cost of product revenue	$254	$229	$135
Cost of service revenue	276	255	229
Research and development	3,770	2,721	1,480
Sales and marketing	3,047	3,152	2,230
General and administrative	4,006	4,007	3,165
Total share-based compensation expense	$11,353	$10,364	$7,239
Employee Stock Purchase Plan (ESPP):    Under the Company’s non-compensatory employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2015, 2014 and 2013, an aggregate of 1,070,343, 1,043,228 and 1,022,610 shares, respectively, had been issued under the ESPP.
NOTE 16    BENEFIT PLANS
401(k) Plan
For the three years ended December 31, 2015, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2015, 2014 and 2013 Company match expense was $2.6 million, $1.6 million and $1.2 million, respectively.
Pension Plan
The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2015, the excess of plan assets over the projected benefit obligation of $2.1 million was $0.2 million. At December 31, 2014, the excess of plan assets over the projected benefit obligation of $2.3 million was $0.2 million. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.
NOTE 17    SEGMENT INFORMATION
The Company has the following reportable segments: Supercomputing, Storage and Data Management, Maintenance and Support, and Engineering Services and Other. The Company’s reportable segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who is the Chief Operating Decision Maker, in determining how to allocate the Company’s resources and evaluate performance. The segments are determined based on several factors, including the Company’s internal operating structure, the manner in which the Company’s operations are managed, client base, similar economic characteristics and the availability of separate financial information.
Supercomputing
Supercomputing includes a suite of highly advanced, tightly integrated and cluster supercomputer systems which are used by large research and engineering centers in universities, government laboratories, and commercial institutions. Supercomputing also includes the ongoing maintenance of these systems as well as system analysts.

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
Engineering Services and Other
Included within Engineering Services and Other is the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the years ended December 31 (in thousands):

	2015	2014	2013
Revenue:
Supercomputing	$581,733	$459,729	$434,133
Storage and Data Management	112,862	84,412	76,955
Maintenance and Support	97,091	86,573	77,817
Engineering Services and Other	30,094	17,465	14,661
Elimination of inter-segment revenue	(97,091)	(86,573)	(77,817)
Total revenue	$724,689	$561,606	$525,749

Gross Profit:
Supercomputing	$177,048	$146,565	$143,440
Storage and Data Management	37,181	31,572	31,403
Maintenance and Support	41,487	38,819	38,476
Engineering Services and Other	11,454	6,277	9,483
Elimination of inter-segment gross profit	(41,487)	(38,819)	(38,476)
Total gross profit	$225,683	$184,414	$184,326
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue and long-lived assets for the United States and all other countries (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2015:
Product revenue	$373,494	$227,800	$601,294
Service revenue	$88,956	$34,439	$123,395
Long-lived assets	$55,227	$23,731	$78,958
For the year ended December 31, 2014:
Product revenue	$253,930	$206,818	$460,748
Service revenue	$72,434	$28,424	$100,858
Long-lived assets	$58,868	$36,792	$95,660
For the year ended December 31, 2013:
Product revenue	$297,583	$138,747	$436,330
Service revenue	$62,072	$27,347	$89,419
Long-lived assets	$58,910	$6,146	$65,056
Long-lived assets as of December 31, 2015 and 2014, included the $18.3 million and $31.1 million, respectively, long-term investment in sales-type lease which was held by the Company’s United Kingdom subsidiary.
Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from the U.S. Government totaled approximately $338.5 million, $272.0 million and $266.1 million in 2015, 2014 and 2013, respectively. In 2015 and 2014, no non-U.S. Government customers accounted for more than 10% of total revenue. In 2013, one non-U.S. Government customer accounted for an aggregate of approximately 11% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2015 and 2013, no foreign country accounted for more than 10% of total revenue. In 2014, the United Kingdom and Germany accounted for a combined 23% of total revenue.
NOTE 18    RESEARCH AND DEVELOPMENT
The detail for the Company’s net research and development costs for the years ended December 31 follows (in thousands):

	2015	2014	2013
Gross research and development expenses	$126,060	$104,797	$92,469
Less: Amounts included in cost of revenue	(16,515)	(7,713)	(3,741)
Less: Reimbursed research and development (excludes amounts in revenue)	(12,982)	(3,036)	(1,000)
Net research and development expenses	$96,563	$94,048	$87,728
NOTE 19    INTEREST INCOME (EXPENSE)
The detail of interest income (expense) for the years ended December 31 follows (in thousands):

	2015	2014	2013
Interest income	$1,465	$643	$894
Interest expense	(57)	(137)	(137)
Net interest income	$1,408	$506	$757
Interest income is earned by the Company on cash and cash equivalents, investment balances and the investment in sales-type lease.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 20    QUARTERLY DATA (UNAUDITED)
The following table presents unaudited quarterly financial information for the two years ended December 31, 2015. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.
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
(In thousands, except per share data)

	2015				2014
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$79,644	$186,161	$191,413	$267,471	$55,110	$85,147	$159,406	$261,943
Cost of revenue	55,608	136,576	125,531	181,291	37,173	56,143	110,876	173,000
Gross profit	24,036	49,585	65,882	86,180	17,937	29,004	48,530	88,943
Research and development, net	22,187	20,106	24,989	29,281	22,621	24,189	22,503	24,735
Sales and marketing	12,552	13,412	16,132	18,054	11,776	13,259	14,808	17,942
General and administrative	6,140	6,435	6,729	8,662	5,413	5,316	5,813	6,839
Net income (loss) (1)	(9,394)	5,781	10,855	20,295	(12,938)	(6,748)	7,371	74,638
Net income (loss) per common share, basic	$(0.24)	$0.15	$0.28	$0.51	$(0.34)	$(0.18)	$0.19	$1.92
Net income (loss) per common share, diluted	$(0.24)	$0.14	$0.27	$0.50	$(0.34)	$(0.18)	$0.18	$1.84

(1)	The fourth quarter of 2014 includes the impact of the reduction of substantially all of the valuation allowance held against the Company’s U.S. deferred tax assets.

NOTE 21    SUBSEQUENT EVENTS
On January 7, 2016, the Company entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, with Wells Fargo Bank, National Association which provides a revolving line of credit, or Credit Facility, through December 1, 2017, for up to $50.0 million to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility will also support the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. The Company is also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that the Company maintain certain financial ratios.
The Amended Credit Agreement restates and replaces the Restated Credit Agreement with Wells Fargo Bank, National Association dated as of October 1, 2012, as amended, which provided a $10.0 million line of credit to secure letters of credit and foreign currency exchange hedging transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 11, 2016

Schedule II — Valuation and Qualifying Accounts(1)
December 31, 2015
(In Thousands)

Description	Balance at Beginning of Period	Charge/(Benefit) to Expense	Deductions (2)	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$5	$179	$(27)	$157
Year ended December 31, 2014:
Allowance for doubtful accounts	$157	$22	$(82)	$97
Year ended December 31, 2015:
Allowance for doubtful accounts	$97	$—	$(78)	$19

(1)	The Company does not have any warranty liabilities.

(2)	Deductions represent uncollectible accounts written off, net of recoveries.