Form 10-Q
period 2016-03-31
CRAY INC
filed 2016-05-03
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2016, there were 40,760,686 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$294,030	$266,660
Restricted cash	—	1,651
Short-term investments	24,813	14,925
Accounts and other receivables, net	60,482	124,719
Inventory	121,661	113,655
Deferred tax assets	43,425	38,628
Prepaid expenses and other current assets	24,547	21,048
Total current assets	568,958	581,286

Long-term restricted cash	1,655	1,655
Long-term investment in sales-type lease, net	15,377	18,317
Property and equipment, net	30,800	31,079
Service spares, net	2,802	3,090
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,307	2,525
Deferred tax assets	42,314	26,016
Other non-current assets	10,883	16,025
TOTAL ASSETS	$689,278	$694,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,931	$27,837
Accrued payroll and related expenses	6,954	27,452
Other accrued liabilities	13,965	24,079
Deferred revenue	83,676	86,731
Total current liabilities	150,526	166,099

Long-term deferred revenue	27,573	33,306
Other non-current liabilities	2,764	2,260
TOTAL LIABILITIES	180,863	201,665

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,769,403 and 40,693,707 shares, respectively	614,784	610,279
Accumulated other comprehensive income	7,504	7,642
Accumulated deficit	(113,873)	(125,411)
TOTAL SHAREHOLDERS’ EQUITY	508,415	492,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$689,278	$694,175
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$71,410	$52,741
Service	34,139	26,903
Total revenue	105,549	79,644
Cost of revenue:
Cost of product revenue	46,178	40,756
Cost of service revenue	19,409	14,852
Total cost of revenue	65,587	55,608
Gross profit	39,962	24,036
Operating expenses:
Research and development, net	25,840	22,187
Sales and marketing	16,001	12,552
General and administrative	7,338	6,140
Total operating expenses	49,179	40,879
Loss from operations	(9,217)	(16,843)

Other income (expense), net	(436)	744
Interest income, net	584	364
Loss before income taxes	(9,069)	(15,735)
Income tax benefit	4,056	6,341
Net loss	$(5,013)	$(9,394)

Basic net loss per common share	$(0.13)	$(0.24)
Diluted net loss per common share	$(0.13)	$(0.24)

Basic weighted average shares outstanding	39,651	39,003
Diluted weighted average shares outstanding	39,651	39,003
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(5,013)	$(9,394)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	9	(14)
Foreign currency translation adjustments	240	483
Unrealized gain on cash flow hedges	588	4,320
Reclassification adjustments on cash flow hedges included in net loss	(975)	(70)
Other comprehensive income (loss)	(138)	4,719
Comprehensive loss	$(5,151)	$(4,675)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(5,013)	$(9,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,112	3,971
Share-based compensation expense	2,852	3,173
Deferred income taxes	(4,440)	(3,902)
Other	931	(969)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	63,411	81,341
Long-term investment in sales-type lease, net	2,461	2,529
Inventory	(10,944)	(68,617)
Prepaid expenses and other assets	1,878	(4,801)
Accounts payable	17,762	13,371
Accrued payroll and related expenses and other accrued liabilities	(30,542)	(15,049)
Deferred revenue	(8,869)	1,176
Net cash provided by operating activities	33,599	2,829
Investing activities:
Sales/maturities of available-for-sale investments	5,020	8,479
Purchases of available-for-sale investments	(14,962)	(4,697)
Decrease in restricted cash	1,616	—
Purchases of property and equipment	(951)	(1,849)
Net cash provided by (used in) investing activities	(9,277)	1,933
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	191	169
Purchase of employee restricted shares to fund related statutory tax withholding	(80)	(134)
Proceeds from exercises of stock options	1,491	362
Net cash provided by financing activities	1,602	397
Effect of foreign exchange rate changes on cash and cash equivalents	1,446	839
Net increase in cash and cash equivalents	27,370	5,998
Cash and cash equivalents:
Beginning of period	266,660	112,633
End of period	$294,030	$118,631
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$835	$661
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$2,339	$2,083
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
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
Services. Maintenance services are provided under separate maintenance contracts with customers. These contracts generally provide for maintenance services for one year, although some are for multi-year periods, often with prepayments for the term of the contract. The Company considers the maintenance period to commence upon acceptance of the product, or installation of the product where a formal acceptance is not required, which may include a warranty period. When service is part of a multiple element arrangement, the Company allocates a portion of the arrangement consideration to maintenance service revenue based on estimates of selling price. Maintenance contracts that are billed in advance of revenue recognition are recorded as deferred revenue. Maintenance revenue is recognized ratably over the term of the maintenance contract.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the FIFO or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. Currently, the Company does not plan to early-adopt ASU 2015-17.
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

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company early-adopted ASU 2016-09 at the beginning of the first quarter of 2016.
At the time of adoption, the Company recognized $16.6 million in deferred tax assets for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced taxes payable. This was accomplished through a cumulative-effect adjustment to accumulated deficit. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recorded as income tax benefit or expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company's effective tax rate. The Company has determined that none of the other provisions of ASU 2016-09 will have a significant impact on its consolidated financial statements.
The table below shows the accumulated deficit activity for the three months ended March 31, 2016 (in thousands):

Accumulated Deficit

BALANCE, December 31, 2015	$(125,411)
Purchase of employee restricted shares to fund related statutory tax withholding	(49)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	16,600
Net Loss	(5,013)
BALANCE, March 31, 2016	$(113,873)

Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$295,685	$295,685	$—
Available-for-sale investments (1)	24,813	24,813	—
Foreign currency exchange contracts (2)	9,749	—	9,749
Assets measured at fair value at March 31, 2016	$330,247	$320,498	$9,749
Liabilities:
Foreign currency exchange contracts (3)	490	—	490
Liabilities measured at fair value at March 31, 2016	$490	$—	$490

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	March 31, 2016	December 31, 2015
British Pounds (GBP)	50.7	39.2
Euros (EUR)	10.4	6.0
Swiss Francs (CHF)	33.0	33.0
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $127.5 million and $107.3 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	March 31, 2016	December 31, 2015
British Pounds (GBP)	17.9	31.5
Euros (EUR)	3.8	3.8
Swiss Francs (CHF)	0.3	0.3
Japanese Yen (JPY)	—	274.0
The foreign currency exposure related to these contracts was approximately $32.4 million as of March 31, 2016 and $55.6 million as of December 31, 2015. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the hedged contracts are expected to be received from 2016 through 2020, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$7,360	$3,956
Foreign currency exchange contracts	Other non-current assets	314	5,183
Foreign currency exchange contracts	Other accrued liabilities	(73)	—
Foreign currency exchange contracts	Other non-current liabilities	(382)	(2)
Total fair value of derivative instruments designated as cash flow hedges		$7,219	$9,137
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1,141	$1,807
Foreign currency exchange contracts	Other non-current assets	934	656
Foreign currency exchange contracts	Other accrued liabilities	(35)	(1)
Foreign currency exchange contracts	Other non-current liabilities	—	—
Total fair value of derivative instruments not designated as cash flow hedges		$2,040	$2,462

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2016 and 2015 (in thousands). The gross reclassification adjustments increased product revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015

Gross of tax reclassifications	$1,626	$117
Net of tax reclassifications	$975	$70
The following tables show the changes in accumulated other comprehensive income by component for the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended March 31, 2016
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	9	240	(387)	(138)
Ending balance	$1	$1,915	$5,588	$7,504

Income tax expense (benefit) associated with current-period change	$6	$(7)	$(251)	$(252)

Three Months Ended March 31, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(14)	483	4,250	4,719
Ending balance	$(2)	$2,552	$8,672	$11,222

Income tax expense (benefit) associated with current-period change	$(10)	$(328)	$2,824	$2,486
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
For the three months ended March 31, 2016 and 2015, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2016 and 2015, potential gross common shares of 2.6 million and 2.9 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 1.2 million and 1.5 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three months ended March 31, 2016 and 2015, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as "available-for-sale." Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of March 31, 2016 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$24,812	$1	$24,813

The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$14,939	$(14)	$14,925

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$34,667	$83,750
Unbilled receivables	9,533	7,685
Advance billings	3,106	11,637
Short-term investment in sales-type lease	9,838	10,004
Other receivables	3,453	11,662
	60,597	124,738
Allowance for doubtful accounts	(115)	(19)
Accounts and other receivables, net	$60,482	$124,719

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2016 and December 31, 2015, accounts receivable included $18.7 million and $44.2 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government ("U.S. Government"). Of these amounts, $2.2 million were unbilled as of March 31, 2016 and December 31, 2015, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2016, two non-U.S. Government customers accounted for 35% of total accounts and other receivables. As of December 31, 2015, one non-U.S. Government customer accounted for 18% of total accounts and other receivables.

Note 8— Sales-type Lease

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
The following table shows the components of the net investment in the sales-type lease as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments to be received	$32,689	$36,863
Less: executory costs	(6,593)	(7,434)
Net minimum lease payments receivable	26,096	29,429
Less: unearned income	(881)	(1,108)
Net investment in sales-type lease	25,215	28,321
Less: long-term investment in sales-type lease	(15,377)	(18,317)
Investment in sales-type lease included in accounts and other receivables	$9,838	$10,004

    As of March 31, 2016, minimum lease payments for each of the succeeding three fiscal years are as follows (in thousands):

2016 (less than 1 year)	$9,807
2017	13,075
2018	9,807
Total minimum lease payments to be received	$32,689

Note 9— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Components and subassemblies	$37,058	$20,806
Work in process	44,265	43,071
Finished goods	40,338	49,778
Total	$121,661	$113,655
Finished goods inventory of $15.7 million and $49.5 million was located at customer sites pending acceptance as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, two customers accounted for $36.1 million of finished goods inventory, and at December 31, 2015, three customers accounted for $41.7 million of finished goods inventory.
During the three months ended March 31, 2016, the Company wrote off $0.6 million of inventory. There were no inventory write offs during the three months ended March 31, 2015.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred product revenue	$12,143	$22,215
Deferred service revenue	99,106	97,822
Total deferred revenue	111,249	120,037
Less: long-term deferred revenue	(27,573)	(33,306)
Deferred revenue in current liabilities	$83,676	$86,731

As of March 31, 2016 and December 31, 2015, the U.S. Government accounted for $63.7 million and $57.7 million, respectively, of total deferred revenue. As of March 31, 2016 and December 31, 2015, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Contingencies

A customer has recently experienced significant reliability issues with a high-value third party component in its Cray system after several years of use. Similar issues have not been seen at other customer sites with the same components. The Company is working with the customer and vendor to identify the root cause. While the Company may incur little to no cost to resolve this matter, it is reasonably possible the Company could incur a material loss under its multi-year service arrangement. The Company is currently unable to estimate an amount or range of loss because this matter involves significant uncertainties.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month periods ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	1.06%	1.36%
Expected dividend yield	—%	—%
Volatility	51.62%	50.71%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$16.90	$12.04
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company's stock option grants during the three months ended March 31, 2016 and 2015 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	1,948,475	$14.83
Grants	15,000	$41.51
Exercises	(122,327)	$12.19
Canceled and forfeited	(325)	$5.32
Outstanding at March 31, 2016	1,840,823	$15.22	6.1
Exercisable at March 31, 2016	1,291,208	$10.66	5.1
Available for grant at March 31, 2016	1,540,533

As of March 31, 2016, there was $49.1 million of aggregate intrinsic value of outstanding stock options, including $40.3 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2016 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. During the three months ended March 31, 2016, stock options covering 122,327 shares of common stock with a total intrinsic value of $3.5 million were exercised. During the three months ended March 31, 2015, stock options covering 59,007 shares of common stock with a total intrinsic value of $1.6 million were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2016 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	516,443	$24.12	585,500	$15.07	1,101,943	$19.31
Granted	—	$—	—	$—	—	$—
Forfeited	(1,250)	$40.95	(37,000)	$14.24	(38,250)	$15.11
Vested	(5,500)	$19.93	—	$—	(5,500)	$19.93
Outstanding at March 31, 2016	509,693	$24.13	548,500	$15.13	1,058,193	$19.46
The estimated forfeiture rate applied to the Company's service vesting restricted share grants during the three months ended March 31, 2015 was 8%. The aggregate fair value of restricted stock vested during the three months ended March 31, 2016 was $0.2 million. The aggregate fair value of restricted stock vested during the three months ended March 31, 2015 was $0.5 million. The performance vesting restricted shares are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2016 and 2017.
A summary of the Company’s unvested restricted stock unit grants and changes during the three months ended March 31, 2016 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	273,050	$29.75	632,700	$30.04	905,750	$29.95
Granted	18,500	$39.96	23,585	$42.65	42,085	$41.47
Forfeited	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—
Outstanding at March 31, 2016	291,550	$30.40	656,285	$30.49	947,835	$30.46
The estimated forfeiture rate applied to the Company's service vesting restricted stock unit grants during the three months ended March 31, 2016 was 8.0%. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered "probable" of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $43.4 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of March 31, 2016. Excluding the $28.3 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered "probable" of attainment, unrecognized compensation cost is $15.1 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered "probable" of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.6 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of product revenue	$82	$70
Cost of service revenue	68	66
Research and development, net	949	873
Sales and marketing	835	938
General and administrative	918	1,226
Total	$2,852	$3,173
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 13— Taxes
The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Effective Tax Rates	45%	40%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 45% for the three months ended March 31, 2016 was due to excess tax benefits, in the amount of $1.0 million, that were recognized by the Company as a result of the adoption of ASU 2016-09. Excess tax benefits arise when tax deductions recognized by the Company with respect to share-based compensation exceed the compensation cost attributable to share-based compensation that was recognized in the Company’s consolidated financial statements. Prior to the adoption of ASU 2016-09 excess tax benefits did not impact the Company’s effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 40% for the three months ended March 31, 2015 was state and foreign taxes.
The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. No changes were required to previously recorded valuation allowances as a result of the adoption of ASU 2016-09. In a future period the Company's assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company's conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Condensed Consolidated Statement of Operations when that occurs.
Note 14— Segment Information
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
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margin for the Company’s operating segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Supercomputing	$84,728	$59,830
Storage and Data Management	13,467	15,194
Maintenance and Support	26,803	22,953
Engineering Services and Other	7,354	4,620
Elimination of inter-segment revenue	(26,803)	(22,953)
Total revenue	$105,549	$79,644

Gross Profit:
Supercomputing	$32,039	$19,424
Storage and Data Management	4,846	3,721
Maintenance and Support	11,654	11,324
Engineering Services and Other	3,077	891
Elimination of inter-segment gross profit	(11,654)	(11,324)
Total gross profit	$39,962	$24,036
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Three months ended March 31,
Product revenue	$33,878	$31,564	$37,532	$21,177	$71,410	$52,741
Service revenue	24,270	18,919	9,869	7,984	34,139	26,903
Total revenue	$58,148	$50,483	$47,401	$29,161	$105,549	$79,644

Sales to the U.S. Government totaled approximately $52.7 million for the three months ended March 31, 2016, compared to approximately $47.8 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, two non-U.S. Government customers accounted for 33% of total revenue, while revenue in Australia and the UK accounted for 36% of total revenue. For the three months ended March 31, 2015, one non-U.S. Government customer accounted for 14% of total revenue and revenue in India accounted for 19% of total revenue.
Note 15— Subsequent Events

On April 21, 2016, the Company entered into a new operating lease for facilities in Bloomington, Minnesota that will principally be staffed with teams from software development, sales and service. This new lease will replace the Company's existing lease in St. Paul, Minnesota. The new lease is for a minimum period of eight years beginning on May 1, 2017. Minimum contractual obligations under the new lease total $31.9 million. The Company paid an early termination fee of approximately $2.3 million to terminate its existing lease in St. Paul, Minnesota. This amount will be expensed in the second quarter of 2016. The Company received a lease incentive of $2.3 million as part of its new lease agreement to cover the termination fee, which will be amortized over the term of the new lease.

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
Summary of First Three Months of 2016 Results
Total revenue increased $25.9 million for the first three months of 2016 compared to the first three months of 2015, from $79.6 million to $105.5 million, due mainly to higher product revenue. The increase in product revenue of $18.7 million was in part attributable to large system acceptances in Australia, the United Kingdom, and the United States. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, and the availability of certain key components, among other factors.
Net loss for the first three months of 2016 was $5.0 million compared to net loss of $9.4 million for the same period in 2015. The year over year change was primarily attributable to an increase in gross profit of $15.9 million due to higher revenue and higher margins, partially offset by an increase of $8.3 million in operating expenses resulting from growth in the business.
Net cash provided by operating activities was $33.6 million for the first three months of 2016 compared to net cash provided by operating activities of $2.8 million for the first three months of 2015. Net cash provided by operating activities in the first three months of 2016 was primarily driven by collections from customers that resulted in a decrease of $63.4 million in accounts and other receivables and an increase in our accounts payable balance of $17.8 million. These amounts were partially offset by an increase of $10.9 million in inventory as a result of system builds for future deliveries and a decrease of $30.5 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation.
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
Several of these trends have resulted in the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. Vendors of such systems often put pricing pressure on us, resulting in lower margins in competitive procurements.
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

Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of new generations of Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in storage and data management along with big data analytics. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
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
Liquidity and cash flows.   Due to the variability in product revenue, new contracts, customer acceptance and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments and customer acceptances and, longer-term, in product development. Cash receipts generally lag customer acceptances.
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

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015
Product revenue	$71,410	$52,741
Less: Cost of product revenue	46,178	40,756
Product gross profit	$25,232	$11,985
Product gross profit margin	35%	23%
Service revenue	$34,139	$26,903
Less: Cost of service revenue	19,409	14,852
Service gross profit	$14,730	$12,051
Service gross profit margin	43%	45%
Total revenue	$105,549	$79,644
Less: Total cost of revenue	65,587	55,608
Total gross profit	$39,962	$24,036
Total gross profit margin	38%	30%

Product Revenue
Product revenue for the three months ended March 31, 2016 and 2015,was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue for the three months ended March 31, 2016, increased by $18.7 million from the prior year period as a result of large system acceptances in Australia, the United Kingdom, and the United States.
Service Revenue
Service revenue for the three months ended March 31, 2016, was $34.1 million compared to $26.9 million for the same period in 2015. The increase in service revenue was driven by significant increases in engineering services as a result of milestone completions on certain projects and maintenance revenue, which has continued to benefit from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $5.4 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was driven primarily by higher product revenue. For the three months ended March 31, 2016, product gross profit margin increased 12 percentage points to 35% from 23% in the same period in 2015. The product gross profit margin for the three months ended March 31, 2015 was impacted by higher costs on a few large contracts that were not anticipated at the time of bidding, driven both by economic factors and technical issues. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2016, cost of service revenue increased by $4.6 million compared to the same period in 2015. This increase was driven by a larger installed base of systems to service which also resulted in higher service revenue. Service gross profit margin for the three months ended March 31, 2016 decreased by 2 percentage points to 43% compared to 45% in the same period in 2015. The decrease in service gross profit margin was primarily the result of higher headcount and compensation expense, and higher third party costs. We also generated a higher percentage of our service revenue from engineering service contracts for the three months ended March 31, 2016, compared to the same period in 2015. These typically carry lower margins than our maintenance contracts.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015
Gross research and development expenses	$31,474	$25,646
Less: Amounts included in cost of revenue	(4,250)	(3,213)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(1,384)	(246)
Net research and development expenses	$25,840	$22,187
Percentage of total revenue	24%	28%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contractor engineering expenses.
For the three months ended March 31, 2016, gross research and development expenses increased by $5.8 million compared to the same period in 2015, due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. We increased our average headcount which resulted in higher compensation costs of $3.5 million compared to the first quarter of 2015.
Net research and development expenses increased by $3.7 million for the three months ended March 31, 2016, compared to the same period in 2015. Our higher gross research and development expenses were offset by higher reimbursements and amounts included in cost of revenue. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, and can have a significant impact on net reported research and development expense.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015
Sales and marketing	$16,001	$12,552
Percentage of total revenue	15%	16%
General and administrative	$7,338	$6,140
Percentage of total revenue	7%	8%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2016, increased by $3.4 million from the same period in 2015. We increased our average headcount which resulted in higher compensation costs of $2.3 million compared to 2015. The increase in total compensation cost for sales and marketing included the impact of an increase of $1.1 million in incentive compensation costs compared to the first quarter of 2015.
General and Administrative. General and administrative expense for the three months ended March 31, 2016, increased by $1.2 million from the same period in 2015, primarily due to an increase of $0.8 million in third party services expenses.
Other Income (Expense), net
We recognized net other expense of $0.4 million and net other income of $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Net other income and expense for the three months ended March 31, 2016 and 2015 included gains and losses from foreign currency transactions, investments and disposals of assets.

Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2016 and 2015, respectively, were (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income	$585	$369
Interest expense	(1)	(5)
Interest income, net	$584	$364

Interest income, net for the three months ended March 31, 2016 increased as compared to the same period in 2015 due to higher average investment balances as a result of the significant year over year increase in our cash balance.
Taxes
Our effective tax rates were approximately 45% and 40% for the three months ended March 31, 2016 and 2015, respectively. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 45% for the three months ended March 31, 2016, was due to excess tax benefits, in the amount of $1.0 million, that were recognized as a result of the adoption of ASU 2016-09. Excess tax benefits arise when tax deductions recognized with respect to share-based compensation exceed the compensation cost attributable to the share-based compensation that was recognized in our consolidated financial statements. Prior to the adoption of ASU 2016-09 excess tax benefits did not impact our effective tax rate. The adoption of ASU 2016-09 will result in increased volatility in our effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 40% for the three months ended March 31, 2015, was state and foreign taxes.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11) to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740 (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. Currently, we do not plan to early-adopt ASU 2015-17.
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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. We early-adopted ASU 2016-09 at the beginning of the first quarter of 2016.
At the time of adoption, we recognized $16.6 million in deferred tax assets for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced taxes payable. This was accomplished through a cumulative-effect adjustment to accumulated deficit. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recorded as income tax benefit or expense in our Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in our effective tax rate. We have determined that none of the other provisions of ASU 2016-09 will have a significant impact on our consolidated financial statements.
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
We are currently planning to expand our manufacturing facility in Chippewa Falls, Wisconsin in order to increase capacity. We estimate that this project will require total capital expenditures in the range of $25.0 million. Our current expectation is that the project will begin in 2016 and conclude in 2017. We may choose to externally finance these activities.
Cash and cash equivalents increased by $27.4 million from December 31, 2015 to March 31, 2016. As of March 31, 2016, we had working capital of $418.4 million compared to $415.2 million as of December 31, 2015. During the three months ended March 31, 2016, our net investments in debt securities increased by $9.9 million and we had a total of $24.8 million in debt security investments as of March 31, 2016.

Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating Activities	$33,599	$2,829
Investing Activities	$(9,277)	$1,933
Financing Activities	$1,602	$397

Operating Activities. Net cash provided by operating activities was $33.6 million for the first three months of 2016 compared to net cash provided by operating activities of $2.8 million for the first three months of 2015. Net cash provided by operating activities in the first three months of 2016 was primarily driven by collections from customers that resulted in a decrease of $63.4 million in accounts and other receivables and an increase in our accounts payable balance of $17.8 million. These amounts were partially offset by an increase of $10.9 million in inventory as a result of system builds for future deliveries and a decrease of $30.5 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation. For the three months ended March 31, 2015, net cash provided by operating activities was primarily driven by collections from customers that resulted in a decrease of $81.3 million in our accounts receivable balance, offset by an increase of $68.6 million in inventory as a result of systems builds for future deliveries and the net loss of $9.4 million.
Investing Activities. Net cash used in investing activities was $9.3 million for the three months ended March 31, 2016, compared to $1.9 million net cash provided by investing activities for the same period in 2015. Net cash used in investing activities for the three months ended March 31, 2016 was due to purchases of debt securities of $15.0 million, partially offset by sales and maturities of debt securities of $5.0 million. For the three months ended March 31, 2015, net cash provided by investing activities was due principally to sales and maturities of debt securities of $8.5 million, partially offset by purchases of debt securities and property and equipment of $4.7 million and $1.8 million, respectively.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $1.6 million compared to $0.4 million net cash provided by financing activities for the same period in 2015. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2016 (Less than 1 Year)	2017-2018	2019-2020	Thereafter
Development agreements	$15,071	$13,997	$1,049	$25	$—
Operating leases	34,538	7,811	8,036	6,015	12,676
Total contractual cash obligations	$49,609	$21,808	$9,085	$6,040	$12,676

On April 21, 2016, we entered into a new operating lease for facilities in Bloomington, Minnesota that will principally be staffed with teams from software development, sales and service. This new lease will replace our existing lease in St. Paul, Minnesota. The new lease is for a minimum period of eight years beginning on May 1, 2017. Minimum contractual obligations under the new lease total $31.9 million. We paid an early termination fee of approximately $2.3 million to terminate our existing lease in St. Paul, Minnesota. This amount will be expensed in the second quarter of 2016. We received a lease incentive of $2.3 million as part of our new lease agreement to cover the termination fee, which will be amortized over the term of the new lease.
On January 7, 2016, we entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, with Wells Fargo Bank, National Association which provides a revolving line of credit, or Credit Facility, through December 1, 2017, for up to $50.0 million to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility will also support the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios.
The Amended Credit Agreement restates and replaces the Restated Credit Agreement with Wells Fargo Bank, National Association dated as of October 1, 2012, as amended, which provided a $10.0 million line of credit to secure letters of credit and foreign currency exchange hedging transactions. We made no draws and had no outstanding cash borrowings on any lines of credit as of March 31, 2016.
As of March 31, 2016, we had $5.3 million in USD equivalent value in outstanding letters of credit and $1.7 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the three months ended March 31, 2016, we incurred $3.4 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2016 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables, determination of inventory at the lower of cost or market, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liabilities, determination of the fair value of stock options and other assessments of fair value, evaluation of the probability of vesting of performance-based restricted stock and restricted stock units, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments, the outcome of any legal proceedings and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
Multiple-Element Arrangements. We commonly enter into revenue arrangements that include multiple deliverables of our product and service offerings due to the needs of our customers. Products may be delivered in phases over time periods which can be as long as five years. Maintenance services generally begin upon acceptance of the first equipment delivery and future deliveries of equipment generally have an associated maintenance period. We consider the maintenance period to commence upon acceptance of the product, or installation of the product where a formal acceptance is not required, which may include a warranty period and accordingly allocate a portion of the arrangement consideration as a separate deliverable which is recognized as service revenue over the entire service period. Other services such as training and engineering services can be delivered as a discrete delivery or over the term of the contract. A multiple-element arrangement is separated into more than one unit of accounting if the following criteria are met:

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
Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or market and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may incur additional expenses to write-down inventory to its estimated market value. Adjustments to these estimates in the future may materially impact our operating results.
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
We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Our deferred tax assets increased by $16.6 million as a result of the adoption of ASU 2016-09. No changes were required to previously recorded valuation allowances at the time of adoption. ASU 2016-09 will result in increased volatility in our effective tax rate.
As of March 31, 2016, we had approximately $96 million of net deferred tax assets, against which we provided a $10 million valuation allowance, resulting in a net deferred tax asset of $86 million. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive changes in the industry in which we operate.
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

We grant performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be "probable". Awards are evaluated for probability of vesting during each reporting period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in interest rates and equity price fluctuations.
Interest Rate Risk:    We invest our available cash in money market mutual funds whose underlying investments include investment-grade debt instruments of corporate issuers and in debt instruments of the U.S. government and its agencies. We do not have any derivative instruments or auction rate securities in our investment portfolio. We protect and preserve invested funds by limiting default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risks. Fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Although we are subject to the above noted risks, we believe that a 0.5% change in interest rates would not be material.
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
As of March 31, 2016, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $127.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of March 31, 2016, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $32.4 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of March 31, 2016, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our 2015 annual report on Form 10-K. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
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
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in third-party component availability, product development, receipt of orders, product acceptances, the level and timing of approved government fiscal budgets, issues with third-party component performance or reliability, reductions in outside funding for our research and development efforts and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2016 and in future years.
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
If our current and future products targeting markets outside of our traditional markets, primarily our big data analytics and storage and data management products, are not successful, our ability to grow our revenue and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenue and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, particularly if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
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

•
If Cray systems at customer sites develop issues with third party components, as has been identified at one customer site currently, the cost to Cray to repair or replace the components or otherwise address such issue may be material.   If we are unable to effectively address such problem or a problem causes customer disruption, our relationship with our customers may also be harmed.

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2013, 2014, 2015 and the first three months of 2016, approximately 51%, 48%, 47% and 50%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. From time to time, we have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2013, 2014, 2015 and the first three months of 2016, approximately 51%, 48%, 47% and 50%, respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	2016 Executive Bonus Plan					X
10.2	Amended and Restated Credit Agreement, dated as of January 7, 2016, between Cray Inc. and Wells Fargo Bank, National Association	8-K	000-26820	1/11/2016	10.1
10.3	Revolving Line of Credit Note, dated as of January 7, 2016, between Cray Inc. and Wells Fargo Bank, National Association	8-K	000-26820	1/11/2016	10.2
10.4	Office Lease Agreement, dated as of April 21, 2016, between North Pad Office, LLC and Cray Inc.	8-K	000-26820	4/27/2016	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	May 3, 2016	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	May 3, 2016	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	May 3, 2016	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer