Form 10-Q
period 2016-06-30
CRAY INC
filed 2016-08-02
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 40,727,275 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$212,745	$266,660
Restricted cash	—	1,651
Short-term investments	9,318	14,925
Accounts and other receivables, net	55,613	124,719
Inventory	196,809	113,655
Deferred tax assets	44,529	38,628
Prepaid expenses and other current assets	32,469	21,048
Total current assets	551,483	581,286

Long-term restricted cash	1,655	1,655
Long-term investment in sales-type lease, net	37,189	18,317
Property and equipment, net	29,519	31,079
Service spares, net	2,777	3,090
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,067	2,525
Deferred tax assets	42,458	26,016
Other non-current assets	14,864	16,025
TOTAL ASSETS	$696,194	$694,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,997	$27,837
Accrued payroll and related expenses	11,209	27,452
Other accrued liabilities	7,748	24,079
Deferred revenue	79,691	86,731
Total current liabilities	170,645	166,099

Long-term deferred revenue	22,539	33,306
Other non-current liabilities	3,399	2,260
TOTAL LIABILITIES	196,583	201,665

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,781,152 and 40,693,707 shares, respectively	617,599	610,279
Accumulated other comprehensive income	9,658	7,642
Accumulated deficit	(127,646)	(125,411)
TOTAL SHAREHOLDERS’ EQUITY	499,611	492,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$696,194	$694,175
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$68,929	$157,937	$140,339	$210,678
Service	31,306	28,224	65,445	55,127
Total revenue	100,235	186,161	205,784	265,805
Cost of revenue:
Cost of product revenue	45,459	120,789	91,637	161,545
Cost of service revenue	18,615	15,787	38,024	30,639
Total cost of revenue	64,074	136,576	129,661	192,184
Gross profit	36,161	49,585	76,123	73,621
Operating expenses:
Research and development, net	27,399	20,106	53,239	42,293
Sales and marketing	15,380	13,412	31,381	25,964
General and administrative	9,019	6,435	16,357	12,575
Total operating expenses	51,798	39,953	100,977	80,832
Income (loss) from operations	(15,637)	9,632	(24,854)	(7,211)

Other income (expense), net	(421)	(258)	(857)	486
Interest income, net	526	413	1,110	777
Income (loss) before income taxes	(15,532)	9,787	(24,601)	(5,948)
Income tax benefit (expense)	2,406	(4,006)	6,462	2,335
Net income (loss)	$(13,126)	$5,781	$(18,139)	$(3,613)

Basic net income (loss) per common share	$(0.33)	$0.15	$(0.46)	$(0.09)
Diluted net income (loss) per common share	$(0.33)	$0.14	$(0.46)	$(0.09)

Basic weighted average shares outstanding	39,768	39,104	39,710	39,053
Diluted weighted average shares outstanding	39,768	40,759	39,710	39,053
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(13,126)	$5,781	$(18,139)	$(3,613)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(1)	(6)	8	(20)
Foreign currency translation adjustments	677	(170)	917	313
Unrealized gain (loss) on cash flow hedges	3,130	(3,409)	3,718	911
Reclassification adjustments on cash flow hedges included in net income (loss)	(1,652)	(1)	(2,627)	(71)
Other comprehensive income (loss)	2,154	(3,586)	2,016	1,133
Comprehensive income (loss)	$(10,972)	$2,195	$(16,123)	$(2,480)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(18,139)	$(3,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,501	8,411
Share-based compensation expense	5,647	5,927
Deferred income taxes	(5,644)	(2,136)
Other	398	150
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	66,269	28,375
Long-term investment in sales-type lease, net	(22,200)	5,108
Inventory	(84,319)	(82,822)
Prepaid expenses and other assets	(3,767)	(3,709)
Accounts payable	43,107	29,695
Accrued payroll and related expenses and other accrued liabilities	(32,353)	(21,224)
Deferred revenue	(17,046)	(2,972)
Net cash used in operating activities	(60,546)	(38,810)
Investing activities:
Sales/maturities of available-for-sale investments	21,670	8,479
Purchases of available-for-sale investments	(16,159)	(9,991)
Decrease in restricted cash	1,642	—
Purchases of property and equipment	(2,384)	(3,976)
Net cash provided by (used in) investing activities	4,769	(5,488)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	363	352
Purchase of employee restricted shares to fund related statutory tax withholding	(1,246)	(866)
Proceeds from exercises of stock options	1,861	911
Net cash provided by financing activities	978	397
Effect of foreign exchange rate changes on cash and cash equivalents	884	(557)
Net decrease in cash and cash equivalents	(53,915)	(44,458)
Cash and cash equivalents:
Beginning of period	266,660	112,633
End of period	$212,745	$68,175
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$4
Cash paid for income taxes	$1,723	$1,471
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$2,979	$4,762
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
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
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company early-adopted ASU 2016-09 in the first quarter of 2016.
At the time of adoption, the Company recognized $16.6 million in deferred tax assets for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced taxes payable. This was accomplished through a cumulative-effect adjustment to accumulated deficit. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recorded as income tax benefit or expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. The Company has determined that none of the other provisions of ASU 2016-09 will have a significant impact on its consolidated financial statements.
The table below shows the accumulated deficit activity for the six months ended June 30, 2016 (in thousands):

Accumulated Deficit

BALANCE, December 31, 2015	$(125,411)
Purchase of employee restricted shares to fund related statutory tax withholding	(696)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	16,600
Net Loss	(18,139)
BALANCE, June 30, 2016	$(127,646)

Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$214,400	$214,400	$—
Available-for-sale investments (1)	9,318	9,318	—
Foreign currency exchange contracts (2)	17,727	—	17,727
Assets measured at fair value at June 30, 2016	$241,445	$223,718	$17,727
Liabilities:
Foreign currency exchange contracts (3)	1,478	—	1,478
Liabilities measured at fair value at June 30, 2016	$1,478	$—	$1,478

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2016	December 31, 2015
British Pounds (GBP)	30.3	39.2
Euros (EUR)	8.5	6.0
Swiss Francs (CHF)	37.9	33.0
Canadian Dollars (CAD)	105.3	—
Japanese Yen (JPY)	2,230.9	—
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $202.2 million and $107.3 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	June 30, 2016	December 31, 2015
British Pounds (GBP)	39.8	31.5
Euros (EUR)	1.9	3.8
Swiss Francs (CHF)	—	0.3
Japanese Yen (JPY)	—	274.0
The foreign currency exposure related to these contracts was approximately $61.7 million as of June 30, 2016 and $55.6 million as of December 31, 2015. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the foreign currency exchange contracts are expected to be received from 2016 through 2024, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$11,543	$3,956
Foreign currency exchange contracts	Other non-current assets	—	5,183
Foreign currency exchange contracts	Other accrued liabilities	(716)	—
Foreign currency exchange contracts	Other non-current liabilities	(762)	(2)
Total fair value of derivative instruments designated as cash flow hedges		$10,065	$9,137
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1,758	$1,807
Foreign currency exchange contracts	Other non-current assets	4,426	656
Foreign currency exchange contracts	Other accrued liabilities	—	(1)
Foreign currency exchange contracts	Other non-current liabilities	—	—
Total fair value of derivative instruments not designated as cash flow hedges		$6,184	$2,462

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2016 and 2015 (in thousands). The gross reclassification adjustments increased product revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross of tax reclassifications	$2,753	$1	$4,378	$118
Net of tax reclassifications	$1,652	$1	$2,627	$71
The following tables show the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2016 and 2015 (in thousands):

Three Months Ended June 30, 2016
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$1	$1,915	$5,588	$7,504
Current-period change, net of tax	(1)	677	1,478	2,154
Ending balance	$—	$2,592	$7,066	$9,658

Income tax expense (benefit) associated with current-period change	$—	$(74)	$986	$912

Three Months Ended June 30, 2015
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(2)	$2,552	$8,672	$11,222
Current-period change, net of tax	(6)	(170)	(3,410)	(3,586)
Ending balance	$(8)	$2,382	$5,262	$7,636

Income tax expense (benefit) associated with current-period change	$(4)	$57	$(2,273)	$(2,220)

Six Months Ended June 30, 2016
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	8	917	1,091	2,016
Ending balance	$—	$2,592	$7,066	$9,658

Income tax expense (benefit) associated with current-period change	$6	$(81)	$735	$660

Six Months Ended June 30, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(20)	313	840	1,133
Ending balance	$(8)	$2,382	$5,262	$7,636

Income tax expense (benefit) associated with current-period change	$(13)	$(271)	$551	$267
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
For the three and six months ended June 30, 2016 and the six months ended June 30, 2015, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended June 30, 2015, the added shares from these items included in the calculation of diluted shares and EPS totaled 1.7 million. For the three and six months ended June 30, 2016, potential gross common shares of 2.8 million and 2.8 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2015, potential gross common shares of 0.9 million and 3.1 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 1.2 million and 1.4 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and six months ended June 30, 2016 and 2015, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of June 30, 2016 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$9,318	$—	$9,318

The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$14,939	$(14)	$14,925

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$26,818	$83,750
Unbilled receivables	9,834	7,685
Advance billings	2,102	11,637
Short-term investment in sales-type lease	9,168	10,004
Other receivables	7,713	11,662
	55,635	124,738
Allowance for doubtful accounts	(22)	(19)
Accounts and other receivables, net	$55,613	$124,719

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2016 and December 31, 2015, accounts receivable included $16.3 million and $44.2 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $4.0 million and $2.2 million were unbilled as of June 30, 2016 and December 31, 2015, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2016, one non-U.S. Government customer accounted for 16% of total accounts and other receivables. As of December 31, 2015, one non-U.S. Government customer accounted for 18% of total accounts and other receivables.
Note 8— Sales-type Lease

The Company has a sales-type lease with one of its customers. Under the terms of the original agreement, the Company provided a high performance computing solution to the customer for a term of four years, beginning at the customer’s acceptance of the system. In the three months ended June 30, 2016, the Company delivered a second high performance computing solution and extended the original agreement, which will now end in September 2020. The lease extension, and delivery of the second high performance computing solution, has been accounted for as a separate sale and is not considered a lease modification. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments to be received	$62,583	$36,863
Less: executory costs	(12,994)	(7,434)
Net minimum lease payments receivable	49,589	29,429
Less: unearned income	(3,232)	(1,108)
Net investment in sales-type lease	46,357	28,321
Less: long-term investment in sales-type lease	(37,189)	(18,317)
Investment in sales-type lease included in accounts and other receivables	$9,168	$10,004

    As of June 30, 2016, minimum lease payments for each of the succeeding five fiscal years are as follows (in thousands):

2016 (less than 1 year)	$6,474
2017	14,698
2018	14,888
2019	15,165
2020	11,358
Total minimum lease payments to be received	$62,583

Note 9— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Components and subassemblies	$57,549	$20,806
Work in process	92,517	43,071
Finished goods	46,743	49,778
Total	$196,809	$113,655
Finished goods inventory of $46.6 million and $49.5 million was located at customer sites pending acceptance as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, two customers accounted for $40.9 million of finished goods inventory, and at December 31, 2015, three customers accounted for $41.7 million of finished goods inventory.
During the six months ended June 30, 2016, the Company wrote off $0.1 million of inventory. During the six months ended June 30, 2015, the Company wrote off $0.5 million of inventory.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred product revenue	$15,052	$22,215
Deferred service revenue	87,178	97,822
Total deferred revenue	102,230	120,037
Less: long-term deferred revenue	(22,539)	(33,306)
Deferred revenue in current liabilities	$79,691	$86,731
As of June 30, 2016 and December 31, 2015, the U.S. Government accounted for $52.9 million and $57.7 million, respectively, of total deferred revenue. As of June 30, 2016 and December 31, 2015, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Contingencies

A customer has recently experienced significant reliability issues with a high-value third party component in its Cray system after several years of use. We incurred $500,000 in expense related to this matter in the three months ended June 30, 2016, which was recorded as Cost of Service Revenue. The Company is working with the principal customer impacted and vendor to develop an effective solution. While it is possible the Company could incur a material loss under its multi-year service arrangement, management believes the ultimate cost will likely not be material. The Company is currently unable to estimate an amount or range of loss because this matter involves significant uncertainties.

Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	1.20%	1.29%	1.19%	1.30%
Expected dividend yield	—%	—%	—%	—%
Volatility	50.74%	50.66%	50.82%	50.66%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$13.11	$11.38	$13.46	$11.49
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and six months ended June 30, 2016 and 2015 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	1,948,475	$14.83
Grants	163,500	$33.37
Exercises	(140,545)	$13.24
Canceled and forfeited	(22,576)	$26.04
Outstanding at June 30, 2016	1,948,854	$16.37	6.1
Exercisable at June 30, 2016	1,393,239	$11.91	5.1
Available for grant at June 30, 2016	3,747,568

As of June 30, 2016, there was $27.0 million of aggregate intrinsic value of outstanding stock options, including $25.3 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2016 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. During the three and six months ended June 30, 2016, stock options covering 18,218 and 140,545 shares of common stock, respectively, with a total intrinsic value of $0.2 million and $3.7 million, respectively, were exercised. During the three and six months ended June 30, 2015, stock options covering 48,613 and 107,620 shares of common stock, respectively, with a total intrinsic value of $0.9 million and $2.6 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2016 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	516,443	$24.12	585,500	$15.07	1,101,943	$19.31
Granted	9,893	$34.86	—	$—	9,893	$34.86
Forfeited	(17,325)	$24.64	(57,000)	$15.02	(74,325)	$17.26
Vested	(68,352)	$28.55	—	$—	(68,352)	$28.55
Outstanding at June 30, 2016	440,659	$23.66	528,500	$15.08	969,159	$18.98
The estimated forfeiture rate applied to the Company’s service vesting restricted share grants during the three and six months ended June 30, 2016 and 2015, was 8%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2016, was $2.2 million and $2.4 million, respectively. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2015, was $2.6 million and $3.1 million, respectively. The performance vesting restricted shares are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2016 and 2017.
A summary of the Company’s unvested restricted stock unit grants and changes during the six months ended June 30, 2016 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	273,050	$29.75	632,700	$30.04	905,750	$29.95
Granted	149,000	$32.18	23,585	$42.65	172,585	$33.61
Forfeited	(6,000)	$30.27	—	$—	(6,000)	$30.27
Vested	(37,000)	$31.02	—	$—	(37,000)	$31.02
Outstanding at June 30, 2016	379,050	$30.57	656,285	$30.49	1,035,335	$30.52
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and six months ended June 30, 2016 and 2015, was 8.0%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2016, was $1.2 million. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $45.8 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of June 30, 2016. Excluding the $28.0 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $17.8 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.7 years.

The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product revenue	$83	$78	$165	$148
Cost of service revenue	68	73	136	139
Research and development, net	582	978	1,531	1,851
Sales and marketing	872	514	1,707	1,452
General and administrative	1,190	1,111	2,108	2,337
Total	$2,795	$2,754	$5,647	$5,927
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 13— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective Tax Rates	15%	41%	26%	39%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 15% and 26% for the three and six months ended June 30, 2016, was a a reduction in the Company’s business outlook with respect to the current year which substantially increased the impact that the Company’s research and development tax credit had on its effective tax rate. Other significant reconciling items that impacted the Company’s effective tax rate included excess tax benefits, and state and foreign taxes. Prior to the adoption of ASU 2016-09 excess tax benefits did not impact the Company’s effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 41% and 39% for the three and six months ended June 30, 2015 was the result of state taxes.

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
Storage and Data Management
Storage and Data Management offers the Cray Data Warp, Sonexion as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margins for the Company’s operating segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Supercomputing	$70,667	$153,704	$155,395	$213,534
Storage and Data Management	24,958	26,474	38,425	41,668
Maintenance and Support	26,767	22,774	53,570	45,727
Engineering Services and Other	4,610	5,983	11,964	10,603
Elimination of inter-segment revenue	(26,767)	(22,774)	(53,570)	(45,727)
Total revenue	$100,235	$186,161	$205,784	$265,805

Gross Profit:
Supercomputing	$24,532	$38,625	$56,571	$58,049
Storage and Data Management	9,328	8,557	14,174	12,278
Maintenance and Support	10,429	10,208	22,083	21,532
Engineering Services and Other	2,301	2,403	5,378	3,294
Elimination of inter-segment gross profit	(10,429)	(10,208)	(22,083)	(21,532)
Total gross profit	$36,161	$49,585	$76,123	$73,621
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Three months ended June 30,
Product revenue	$22,056	$96,528	$46,873	$61,409	$68,929	$157,937
Service revenue	20,474	20,582	10,832	7,642	31,306	28,224
Total revenue	$42,530	$117,110	$57,705	$69,051	$100,235	$186,161

	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Six months ended June 30,
Product revenue	$55,934	$128,093	$84,405	$82,585	$140,339	$210,678
Service revenue	44,745	39,501	20,700	15,626	65,445	55,127
Total revenue	$100,679	$167,594	$105,105	$98,211	$205,784	$265,805
Sales to the U.S. Government totaled approximately $36.2 million and $89.0 million for the three and six months ended June 30, 2016, compared to approximately $80.5 million and $128.3 million for the three and six months ended June 30, 2015. For the six months ended June 30, 2016, two non-U.S. Government customers accounted for 28% of total revenue, while revenue in the United Kingdom and Australia accounted for 41% of total revenue. For the six months ended June 30, 2015, one commercial customer accounted for 11% of total revenue and revenue from a customer in Saudi Arabia accounted for 21% of total revenue.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future expansions of our facilities and offices; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and data analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data storage and analytics market. We provide customer-focused solutions based on three models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated data analytics solutions that combine industry standard tools for large-scale data analytics with our Cray Graph Engine    . All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.

Summary of First Six Months of 2016 Results
Total revenue decreased $60.0 million for the first six months of 2016 compared to the first six months of 2015, from $265.8 million to $205.8 million, due mainly to lower product revenue. Product revenue was $70.3 million higher in the first six months of 2015 as compared to the first six months of 2016 as a result of customer acceptance of multiple Cray systems by a customer in Saudi Arabia in the second quarter of 2015 and customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, and the availability of certain key components, among other factors.
Net loss for the first six months of 2016 was $18.1 million compared to net loss of $3.6 million for the same period in 2015. The year over year change was primarily attributable to lower revenue and a $20.1 million increase in operating expenses resulting from growth in the business and the impact of a $2.3 million charge related to the early termination of our lease in St. Paul. These amounts were partially offset by an improved gross margin percentage and a $4.1 million increase in income tax benefit.
Net cash used in operating activities was $60.5 million for the first six months of 2016 compared to net cash used in operating activities of $38.8 million for the first six months of 2015. Net cash used in operating activities in the first six months of 2016 was primarily driven by a larger operating loss and an increase of $84.3 million in inventory as a result of system builds for future deliveries and a decrease of $32.4 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation. We also leased a second system to a customer which increased our long-term investment in leases by $22.2 million. These amounts were partially offset by collections from customers in the first half of 2016 that resulted in a decrease of $66.3 million in accounts and other receivables and an increase in our accounts payable balance of $43.1 million due to inventory purchases and the timing of payments..
Market Overview and Challenges
Significant trends in the HPC industry include:

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•	increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of increases in per-core performance slows;

•	data IO and capacity needs growing much faster than computational needs;

•	technology innovations in memory and storage allowing for faster data access such as NVRAM, SSDs and flash devices;

•	the commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing and storage components in the industry;

•	the growing commoditization of software, including plentiful building blocks and more capable open source software;

•	electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets;

•	cloud computing as a solution for loosely-coupled HPC applications; and

•	significant variability of market demand quarter-to-quarter and year-to-year.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$68,929	$157,937	$140,339	$210,678
Less: Cost of product revenue	45,459	120,789	91,637	161,545
Product gross profit	$23,470	$37,148	$48,702	$49,133
Product gross profit margin	34%	24%	35%	23%
Service revenue	$31,306	$28,224	$65,445	$55,127
Less: Cost of service revenue	18,615	15,787	38,024	30,639
Service gross profit	$12,691	$12,437	$27,421	$24,488
Service gross profit margin	41%	44%	42%	44%
Total revenue	$100,235	$186,161	$205,784	$265,805
Less: Total cost of revenue	64,074	136,576	129,661	192,184
Total gross profit	$36,161	$49,585	$76,123	$73,621
Total gross profit margin	36%	27%	37%	28%

Product Revenue
Product revenue for the three and six months ended June 30, 2016 and 2015,was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue was $89.0 million higher for the three months ended June 30, 2015, as compared to the three months ended June 30, 2016, primarily due to customer acceptance of multiple Cray systems by one customer in Saudi Arabia in the second quarter of 2015. Product revenue was $70.3 million higher in the first six months of 2015 as compared to the first six months of 2016, also primarily due to the acceptances in Saudi Arabia as well as customer acceptances of two large systems in the first quarter of 2015 for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Service Revenue
Service revenue for the three months ended June 30, 2016, was $31.3 million compared to $28.2 million for the same period in 2015. Service revenue for the six months ended June 30, 2016, was $65.4 million compared to $55.1 million for the same period in 2015. The increase in service revenue in both periods was driven by increases in maintenance revenue, which has continued to benefit from our larger installed system base, as well as an increase in engineering services as a result of milestone completions on certain projects in 2016.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $75.3 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and by $69.9 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This decrease in both periods was driven by lower product revenue and improved gross margins. For the three months ended June 30, 2016, product gross profit margin increased 10 percentage points to 34% from 24% in the same period in 2015. For the six months ended June 30, 2016, product gross profit margin increased 12 percentage points to 35% from 23% in the same period in 2015. The product gross profit margins for the three and six months ended June 30, 2015 were considered low and was impacted by higher costs on a few large contracts that were not anticipated at the time of bidding, driven both by economic factors and technical issues. Product gross profit margins in any one period may not be indicative of future results as product gross profit margins can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended June 30, 2016, cost of service revenue increased by $2.8 million compared to the same period in 2015. For the six months ended June 30, 2016, cost of service revenue increased by $7.4 million compared to the same period in 2015. The increase for both periods was driven by a larger installed base of systems to service which also resulted in higher service revenue. Service gross profit margin for the three months ended June 30, 2016, decreased by 3 percentage points to 41% compared to 44% in the same period in 2015. Service gross profit margin for the six months ended June 30, 2016, decreased by 2 percentage points to 42% compared to 44% in the same period in 2015. The decrease in service gross profit margin in both periods was primarily the result of higher headcount and compensation expense, and higher third party costs.
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross research and development expenses	$30,502	$27,613	$61,976	$53,259
Less: Amounts included in cost of revenue	(2,476)	(3,194)	(6,726)	(6,407)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(627)	(4,313)	(2,011)	(4,559)
Net research and development expenses	$27,399	$20,106	$53,239	$42,293
Percentage of total revenue	27%	11%	26%	16%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contractor engineering expenses.
For the three months ended June 30, 2016, gross research and development expenses increased by $2.9 million compared to the same period in 2015. For the six months ended June 30, 2016, gross research and development expenses increased by $8.7 million compared to the same period in 2015. The increase in both periods was due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. We increased our average headcount which resulted in compensation costs increasing by $2.4 million and $5.9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.
Net research and development expenses increased by $7.3 million for the three months ended June 30, 2016, compared to the same period in 2015. Net research and development expenses increased by $10.9 million for the six months ended June 30, 2016, compared to the same period in 2015. In addition to higher gross research and development expenses, we had lower reimbursements and amounts included in cost of revenue in the three and six month periods. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, and can have a significant impact on net reported research and development expense.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing	$15,380	$13,412	$31,381	$25,964
Percentage of total revenue	15%	7%	15%	10%
General and administrative	$9,019	$6,435	$16,357	$12,575
Percentage of total revenue	9%	3%	8%	5%
Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2016, increased by $2.0 million from the same period in 2015. Sales and marketing expense for the six months ended June 30, 2016, increased by $5.4 million from the same period in 2015. The increases have resulted in part from an increase in our average headcount which resulted in higher compensation costs of $1.4 million and $3.8 million, respectively, compared to the same periods in 2015.
General and Administrative. General and administrative expense for the three months ended June 30, 2016, increased by $2.6 million from the same period in 2015. General and administrative expense for the six months ended June 30, 2016, increased by $3.8 million from the same period in 2015. The increase in the three and six month periods was largely attributable to a $2.3 million termination fee for our St. Paul facility and increased legal costs in the three and six months ended June 30, 2016.
Other Income (Expense), net
For the three and six months ended June 30, 2016, we recognized net other expense of $0.4 million and $0.9 million, respectively, compared to net other expense of $0.3 million and net other income of $0.5 million, respectively for the same periods in 2015.     Net other income and expense for the three and six months ended June 30, 2016 and 2015 included gains and losses from foreign currency transactions, investments and the disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2016 and 2015, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$464	$418	$1,049	$787
Interest expense	62	(5)	61	(10)
Interest income, net	$526	$413	$1,110	$777

Interest income, net for the three and six months ended June 30, 2016 increased as compared to the same periods in 2015 due to higher average investment balances as a result of the significant year over year increase in our cash balance.
Taxes
Our effective tax rates were approximately 15% and 26% for the three and six months ended June 30, 2016, compared to 41% and 39% for the three and six months ended June 30, 2015. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 15% and 26% for the three and six months ended June 30, 2016, was a reduction in our business outlook with respect to the current year which substantially increased the impact that our research and development tax credit had on our effective tax rate. Other significant reconciling items that impacted our effective tax rate included excess tax benefits, and state and foreign taxes. Prior to the adoption of ASU 2016-09 excess tax benefits did not impact our effective tax rate. The adoption of ASU 2016-09 will result in increased volatility in our effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 41% and 39% for the three and six months ended June 30, 2015, was state taxes.

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
We are currently planning to expand our manufacturing facility in Chippewa Falls, Wisconsin in order to increase capacity. We estimate that this project will require total capital expenditures in the range of $20.0 million to $25.0 million. Our current expectation is that the project will begin in the second half of 2016 and conclude in 2017. We may choose to externally finance these activities.
Cash and cash equivalents decreased by $53.9 million from December 31, 2015 to June 30, 2016. As of June 30, 2016, we had working capital of $380.8 million compared to $415.2 million as of December 31, 2015. During the six months ended June 30, 2016, our net investments in debt securities decreased by $5.6 million and we had a total of $9.3 million in debt security investments as of June 30, 2016.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating Activities	$(60,546)	$(38,810)
Investing Activities	$4,769	$(5,488)
Financing Activities	$978	$397

Operating Activities. Net cash used in operating activities was $60.5 million for the first six months of 2016 compared to net cash used in operating activities of $38.8 million for the first six months of 2015. Net cash used in operating activities in the first six months of 2016 was primarily driven by an increase in net loss year-to date and an increase of $84.3 million in inventory as a result of system builds for future deliveries and a decrease of $32.4 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation. We also leased an additional system to a customer which increased our long-term investment in leases by $22.2 million. These amounts were partially offset by collections from customers that resulted in a decrease of $66.3 million in accounts and other receivables, and an increase in our accounts payable balance of $43.1 million due to inventory purchases and the timing of payments.

For the six months ended June 30, 2015, net cash used in operating activities was primarily driven by an increase of $82.8 million in inventory as a result of systems builds for future deliveries and a decrease of $21.2 million in other accrued liabilities and payroll related accruals, partly as a result of payment of the 2014 accrued compensation expense. These amounts were partially offset by an increase of $29.7 million in our accounts payable balance and collections from customers that resulted in a decrease of $28.4 million in accounts receivable from December 31, 2014 to June 30, 2015.
Investing Activities. Net cash provided by investing activities was $4.8 million for the six months ended June 30, 2016, compared to $5.5 million net cash used in investing activities for the same period in 2015. Net cash provided by investing activities for the six months ended June 30, 2016 was due to sales and maturities of debt securities of $21.7 million, partially offset by purchases of debt securities of $16.2 million. For the six months ended June 30, 2015, net cash used in investing activities was due principally to sales and maturities of debt securities of $8.5 million, being less than purchases of debt securities and property and equipment of $10.0 million and $4.0 million, respectively.
Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 was $1.0 million compared to $0.4 million for the same period in 2015. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2016 (Less than 1 Year)	2017-2018	2019-2020	Thereafter
Development agreements	$27,582	$17,388	$10,169	$25	$—
Operating leases	61,646	2,823	12,984	12,750	33,089
Total contractual cash obligations	$89,228	$20,211	$23,153	$12,775	$33,089

On April 21, 2016, we entered into a new operating lease for facilities in Bloomington, Minnesota that will principally be staffed with teams from software development, sales and service. This new lease will replace our existing lease in St. Paul, Minnesota. The new lease is for a minimum period of eight years beginning on May 1, 2017. Minimum contractual obligations under the new lease total $31.9 million. We paid an early termination fee of approximately $2.3 million to terminate our existing lease in St. Paul, Minnesota which was recorded as an operating expense in the second quarter of 2016. We received a lease incentive of $2.3 million as part of our new lease agreement to cover the termination fee, which will be amortized over the term of the new lease.
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
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios.
The Amended Credit Agreement restates and replaces the Restated Credit Agreement with Wells Fargo Bank, National Association dated as of October 1, 2012, as amended, which provided a $10.0 million line of credit to secure letters of credit and foreign currency exchange hedging transactions.
We made no draws and had no outstanding cash borrowings on any lines of credit as of June 30, 2016.
As of June 30, 2016, we had $5.3 million in USD equivalent value in outstanding letters of credit and $1.7 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.

In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the six months ended June 30, 2016, we incurred $6.0 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2016 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
As of June 30, 2016, we had approximately $97 million of net deferred tax assets, against which we provided a $10 million valuation allowance, resulting in a net deferred tax asset of $87 million. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
We continue to provide a valuation allowance against specific U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Condensed Consolidated Statement of Operations when that occurs.We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
We grant performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be “probable”. Awards are evaluated for probability of vesting during each reporting period.

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
As of June 30, 2016, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $202.2 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of June 30, 2016, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $61.7 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of June 30, 2016, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 11, 2016. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Receiving less than anticipated customer orders for delivery and acceptance of product for a particular period, delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance, inability of a system to meet performance requirements or targets or other contractual obligations, or for other reasons, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year as occurred in the fourth quarter of 2014. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
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
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems, such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

•	our ability to successfully and timely design for, procure and integrate competitive processors for our Cray XC and Cray CS systems and upgrades and successors systems;

•	our expense levels, including research and development expense net of government funding;

•	delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•	our ability to efficiently scale our internal processes effectively to enable growth;

•
the level of revenue recognized in any given period, which is affected by the very high average sales prices and limited number of significant system sales and resulting potential acceptances in any quarter, the timing of product orders and acceptances by customers and contractual provisions affecting the timing and amount of revenue recognition;

•	our ability to continue to broaden our customer base beyond our traditional customers;

•	revenue delays or losses due to customers postponing purchases to wait for future upgraded or new systems, including those containing new processors;

•
the level of product gross profit contribution in any given period due to volume, competition or product mix, particularly with the introduction of flexible commodity-based supercomputers, competitive factors, strategic transactions, product life cycle, currency fluctuations, acceptance penalties and component costs;

•	the competitiveness of our products and prices;

•	our ability to secure additional government funding for future development projects;

•	maintaining and successfully completing our product development projects on schedule and within budgetary limitations;

•	the costs to resolve any actual or alleged issues with our products, including third-party components of such products, such as those that relate to product defects or intellectual property rights;

•	the level and timing of maintenance contract renewals with existing customers; and

•	the terms and conditions of sale or lease for our products and services.
The receipt of orders and the timing of shipments and acceptances impact our quarterly and annual results, including cash flows, and are affected by events outside our control, such as:

•
the timely availability of acceptable components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules and other customer commitments at a competitive cost;

•
the timing and level of government funding and resources available for product acquisitions and research and development contracts, which have been, and may continue to be, adversely affected by the current global economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the U.S. and other governments;

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
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in availability of acceptable third-party components, product development, receipt of orders, product acceptances, issues with third-party component performance or reliability, reductions in outside funding for our research and development efforts, the level and timing of approved government fiscal budgets and achieving contractual development milestones have had a substantial adverse effect on our past results and could continue to have such an effect on our results in 2016 and in future years.
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators where we are dependent upon third party suppliers to deliver according to expected plans. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unfruitful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons, including those related to our dependence on third-party suppliers of components such as processors and accelerators, and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility, inability to source acceptable third-party components such as processors and accelerators or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems, such as our next generation Shasta system. We need to compete successfully against HPC systems from both large, established companies and smaller companies and demonstrate the value of our balanced tightly integrated systems;

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

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required; and

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
If our current and future products targeting markets outside of our traditional markets, primarily our big data analytics and storage and data management products and the commercial market, are not successful, our ability to grow our revenue and achieve and sustain profitability will be adversely affected. Our ability to materially grow our revenue and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, including if those market segments do not grow significantly. We are currently focusing on big data analytics and storage and data management opportunities as well as the commercial market for all of our products. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
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

•
if a supplier provides us with hardware or software that contains bugs or other errors or defects, or is different from what we expected, our development projects and production systems may be adversely affected through reduced performance or capabilities, additional design testing and verification efforts, re-spins of integrated circuits and/or development of replacement components, and the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements or result in penalties;

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2013, 2014, 2015 and the first six months of 2016, approximately 51%, 48%, 47% and 43%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and their effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past;

•	domestic crises;

•
political efforts to limit the activities of U.S. intelligence community agencies; including proposed state legislation that would limit or even criminalize doing business with the NSA for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt or the U.K. “Brexit” vote.

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
Regardless of the merits, any intellectual property infringement claim would require management attention and could be expensive to defend, as a current claim we are defending has been and may continue to be, and any of these consequences of an infringement claim could adversely affect our results.
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

We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia and Canada. Our operations in countries outside of the U.S., which accounted for approximately 51% of our total revenues for the six months ended June 30, 2016, exposes us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to sell and support our products;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	trade protection measures and business practices that favor local competition;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious disease.
Our global operations are also subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing, conflicting and evolving legal standards, making compliance difficult and costly. If we or our employees, contractors or agents violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions and may be prohibited from conducting business in one or more countries. Any violations, individually or in the aggregate, could have a material adverse effect on our operations and financial condition.
In addition, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.”As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The negotiated measures could potentially disrupt some of our target markets and jurisdictions in which we operate, including the U.K. and Germany, such as by adversely affecting tax benefits or liabilities in these or other jurisdictions. Any such changes may adversely affect our operations and financial results.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2013, 2014, 2015 and the first six months of 2016, approximately 51%, 48%, 47% and 43%, respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
4.1	Cray Inc. 2013 Equity Incentive Plan (as amended and restated)	DEF 14A	000-26820	4/25/2016	Appendix A
10.1	Office Lease Agreement, dated as of April 21, 2016, between North Pad Office, LLC and Cray Inc.	8-K	000-26820	4/27/2016	10.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	August 2, 2016	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	August 2, 2016	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	August 2, 2016	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer