Form 10-Q
period 2016-09-30
CRAY INC
filed 2016-11-07
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2016, there were 40,747,927 shares of Common Stock issued and outstanding.

CRAY INC.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and proxy statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at our website at www.cray.com as soon as reasonably practicable after we electronically file such reports with the U.S. Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$144,476	$266,660
Restricted cash	—	1,651
Short-term investments	651	14,925
Accounts and other receivables, net	110,006	124,719
Inventory	243,608	113,655
Deferred tax assets	49,353	38,628
Prepaid expenses and other current assets	34,067	21,048
Total current assets	582,161	581,286

Long-term restricted cash	1,655	1,655
Long-term investment in sales-type lease, net	34,797	18,317
Property and equipment, net	28,454	31,079
Service spares, net	2,726	3,090
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	1,850	2,525
Deferred tax assets	42,572	26,016
Other non-current assets	14,675	16,025
TOTAL ASSETS	$723,072	$694,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,192	$27,837
Accrued payroll and related expenses	9,737	27,452
Other accrued liabilities	8,747	24,079
Deferred revenue	133,619	86,731
Total current liabilities	218,295	166,099

Long-term deferred revenue	23,467	33,306
Other non-current liabilities	3,089	2,260
TOTAL LIABILITIES	244,851	201,665

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,752,443 and 40,693,707 shares, respectively	619,718	610,279
Accumulated other comprehensive income	10,168	7,642
Accumulated deficit	(151,665)	(125,411)
TOTAL SHAREHOLDERS’ EQUITY	478,221	492,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$723,072	$694,175
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$47,685	$157,692	$188,024	$368,370
Service	29,766	33,721	95,211	88,848
Total revenue	77,451	191,413	283,235	457,218
Cost of revenue:
Cost of product revenue	33,552	105,242	125,189	266,787
Cost of service revenue	20,298	20,289	58,322	50,928
Total cost of revenue	53,850	125,531	183,511	317,715
Gross profit	23,601	65,882	99,724	139,503
Operating expenses:
Research and development, net	29,084	24,989	82,323	67,282
Sales and marketing	15,010	16,132	46,391	42,096
General and administrative	7,968	6,729	24,325	19,304
Total operating expenses	52,062	47,850	153,039	128,682
Income (loss) from operations	(28,461)	18,032	(53,315)	10,821

Other income (expense), net	(312)	(152)	(1,169)	334
Interest income, net	544	337	1,654	1,114
Income (loss) before income taxes	(28,229)	18,217	(52,830)	12,269
Income tax benefit (expense)	5,208	(7,362)	11,670	(5,027)
Net income (loss)	$(23,021)	$10,855	$(41,160)	$7,242

Basic net income (loss) per common share	$(0.58)	$0.28	$(1.03)	$0.18
Diluted net income (loss) per common share	$(0.58)	$0.27	$(1.03)	$0.18

Basic weighted average shares outstanding	39,936	39,382	39,786	39,164
Diluted weighted average shares outstanding	39,936	40,322	39,786	40,589
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(23,021)	$10,855	$(41,160)	$7,242
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale investments	—	3	8	(17)
Foreign currency translation adjustments	58	(48)	975	265
Unrealized gain on cash flow hedges	566	2,881	4,285	3,791
Reclassification adjustments on cash flow hedges included in net income (loss)	(114)	(2,756)	(2,742)	(2,826)
Other comprehensive income	510	80	2,526	1,213
Comprehensive income (loss)	$(22,511)	$10,935	$(38,634)	$8,455
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(41,160)	$7,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,063	12,898
Share-based compensation expense	8,386	8,637
Deferred income taxes	(10,555)	3,720
Other	294	580
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	11,910	19,380
Long-term investment in sales-type lease, net	(19,887)	7,736
Inventory	(133,622)	(92,744)
Prepaid expenses and other assets	(3,225)	(7,269)
Accounts payable	38,135	22,215
Accrued payroll and related expenses and other accrued liabilities	(32,763)	3,106
Deferred revenue	37,935	83,140
Net cash provided by (used in) operating activities	(133,489)	68,641
Investing activities:
Sales/maturities of available-for-sale investments	30,340	16,229
Purchases of available-for-sale investments	(16,159)	(14,991)
Decrease in restricted cash	1,670	15,100
Purchases of property and equipment	(3,808)	(5,066)
Net cash provided by investing activities	12,043	11,272
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	545	536
Purchase of employee restricted shares to fund related statutory tax withholding	(3,284)	(4,151)
Proceeds from exercises of stock options	2,098	986
Net cash used in financing activities	(641)	(2,629)
Effect of foreign exchange rate changes on cash and cash equivalents	(97)	172
Net increase (decrease) in cash and cash equivalents	(122,184)	77,456
Cash and cash equivalents:
Beginning of period	266,660	112,633
End of period	$144,476	$190,089
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$4
Cash paid for income taxes	$2,093	$2,520
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$3,510	$5,999
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income (Loss), and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11). Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in-first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
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
The table below shows the accumulated deficit activity for the nine months ended September 30, 2016 (in thousands):

Accumulated Deficit

BALANCE, December 31, 2015	$(125,411)
Purchase of employee restricted shares to fund related statutory tax withholding	(1,694)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09	16,600
Net Loss	(41,160)
BALANCE, September 30, 2016	$(151,665)
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-15 on its consolidated financial statements.

Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2016, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$146,131	$146,131	$—
Available-for-sale investments (1)	651	651	—
Foreign currency exchange contracts (2)	18,060	—	18,060
Assets measured at fair value at September 30, 2016	$164,842	$146,782	$18,060
Liabilities:
Foreign currency exchange contracts (3)	(1,270)	—	(1,270)
Liabilities measured at fair value at September 30, 2016	$(1,270)	$—	$(1,270)

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	September 30, 2016	December 31, 2015
British Pounds (GBP)	29.4	39.2
Euros (EUR)	8.5	6.0
Swiss Francs (CHF)	30.5	33.0
Canadian Dollars (CAD)	86.8	—
Japanese Yen (JPY)	2,230.9	—
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $178.8 million and $107.3 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	September 30, 2016	December 31, 2015
British Pounds (GBP)	36.5	31.5
Euros (EUR)	—	3.8
Swiss Francs (CHF)	—	0.3
Japanese Yen (JPY)	—	274.0
The foreign currency exposure related to these contracts was approximately $54.8 million as of September 30, 2016 and $55.6 million as of December 31, 2015. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statement of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the foreign currency exchange contracts are expected to be received from 2016 through 2022, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$11,650	$3,956
Foreign currency exchange contracts	Other non-current assets	—	5,183
Foreign currency exchange contracts	Other accrued liabilities	(872)	—
Foreign currency exchange contracts	Other non-current liabilities	(398)	(2)
Total fair value of derivative instruments designated as cash flow hedges		$10,380	$9,137
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2016	Fair Value as of December 31, 2015
Foreign currency exchange contracts	Prepaid expenses and other current assets	$2,036	$1,807
Foreign currency exchange contracts	Other non-current assets	4,374	656
Foreign currency exchange contracts	Other accrued liabilities	—	(1)
Total fair value of derivative instruments not designated as cash flow hedges		$6,410	$2,462

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2016 and 2015 (in thousands). The gross reclassification adjustments increased product revenue for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Gross of tax reclassifications	$191	$4,593	$4,569	$4,710
Net of tax reclassifications	$114	$2,756	$2,742	$2,826
The following tables show the changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Three Months Ended September 30, 2016
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,592	$7,066	$9,658
Current-period change, net of tax	—	58	452	510
Ending balance	$—	$2,650	$7,518	$10,168

Income tax expense associated with current-period change	$—	$41	$301	$342

Three Months Ended September 30, 2015
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$2,382	$5,262	$7,636
Current-period change, net of tax	3	(48)	125	80
Ending balance	$(5)	$2,334	$5,387	$7,716

Income tax expense (benefit) associated with current-period change	$2	$(361)	$84	$(275)

Nine Months Ended September 30, 2016
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	8	975	1,543	2,526
Ending balance	$—	$2,650	$7,518	$10,168

Income tax expense (benefit) associated with current-period change	$6	$(40)	$1,035	$1,001

Nine Months Ended September 30, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(17)	265	965	1,213
Ending balance	$(5)	$2,334	$5,387	$7,716

Income tax expense (benefit) associated with current-period change	$(12)	$(632)	$635	$(9)
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
For the three and nine months ended September 30, 2016 , outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine months ended September 30, 2015, the added shares from these items included in the calculation of diluted shares and EPS totaled 0.9 million and 1.4 million, respectively. For the three and nine months ended September 30, 2016, potential gross common shares of 2.7 million and 2.7 million, respectively, were antidilutive and not included in computing diluted EPS. For the three and nine months ended September 30, 2015, potential gross common shares of 1.4 million and 1.3 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 1.2 million and 1.3 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and nine months ended September 30, 2016 and 2015, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 6— Investments

The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income. The carrying amounts of the Company’s investments in available-for-sale securities as of September 30, 2016 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$651	$—	$651

The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2015 are shown in the table below (in thousands):

		Unrealized
	Cost	Losses	Fair Value
Short-term available-for-sale securities	$14,939	$(14)	$14,925

Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$76,440	$83,750
Unbilled receivables	5,764	7,685
Advance billings	2,398	11,637
Short-term investment in sales-type lease	9,064	10,004
Other receivables	16,362	11,662
	110,028	124,738
Allowance for doubtful accounts	(22)	(19)
Accounts and other receivables, net	$110,006	$124,719

Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2016 and December 31, 2015, accounts receivable included $45.9 million and $44.2 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $4.4 million and $2.2 million were unbilled as of September 30, 2016 and December 31, 2015, respectively, based upon contractual billing arrangements with these customers. Some receivables that result from sales that are primarily funded by the U.S. Government are due from third parties. As of September 30, 2016, two such customers accounted for 28% of total accounts and other receivables. As of September 30, 2016, no non-U.S. Government customer accounted for more than 10% of total accounts and other receivables. As of December 31, 2015, one non-U.S. Government customer accounted for 18% of total accounts and other receivables. Other receivables as of September 30, 2016, includes an $8.7 million insurance receivable related to an electrical smoke event that occurred at the Company's Chippewa Falls manufacturing facility in July 2016.
Note 8— Sales-type Lease

The Company has a sales-type lease with one of its customers. Under the terms of the original agreement, the Company provided a high performance computing solution to the customer for a term of four years, beginning at the customer’s acceptance of the system. In the second quarter of 2016, the Company delivered a second high performance computing solution and extended the original agreement, which will now end in September 2020. The lease extension, and delivery of the second high performance computing solution, has been accounted for as a separate sale and is not considered a lease modification. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments to be received	$58,379	$36,863
Less: executory costs	(11,705)	(7,434)
Net minimum lease payments receivable	46,674	29,429
Less: unearned income	(2,813)	(1,108)
Net investment in sales-type lease	43,861	28,321
Less: long-term investment in sales-type lease	(34,797)	(18,317)
Investment in sales-type lease included in accounts and other receivables	$9,064	$10,004

As of September 30, 2016, minimum lease payments for each of the succeeding five fiscal years are as follows (in thousands):

2016 (less than 1 year)	$3,388
2017	14,405
2018	14,592
2019	14,863
2020	11,131
Total minimum lease payments to be received	$58,379

Note 9— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Components and subassemblies	$47,268	$20,806
Work in process	36,812	43,071
Finished goods	159,528	49,778
Total	$243,608	$113,655
Finished goods inventory of $141.1 million and $49.5 million was located at customer sites pending acceptance as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, two customers accounted for $126.6 million of finished goods inventory, and at December 31, 2015, three customers accounted for $41.7 million of finished goods inventory.
During the nine months ended September 30, 2016, the Company wrote off $0.2 million of inventory. During the nine months ended September 30, 2015, the Company wrote off $0.4 million of inventory.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred product revenue	$71,182	$22,215
Deferred service revenue	85,904	97,822
Total deferred revenue	157,086	120,037
Less: long-term deferred revenue	(23,467)	(33,306)
Deferred revenue in current liabilities	$133,619	$86,731
As of September 30, 2016 and December 31, 2015, the U.S. Government accounted for $91.9 million and $57.7 million, respectively, of total deferred revenue. As of September 30, 2016 and December 31, 2015, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Contingencies

A customer experienced significant reliability issues with a high-value third-party component in its Cray system after several years of use. The Company has worked with both the third-party vendor and the impacted customer and agreed upon a solution with all parties. The Company incurred $2.5 million and $3.0 million in the three and nine months ended September 30, 2016, respectively, and believes that it has resolved this matter.
The Company is subject to patent lawsuits brought by the Raytheon Company (“Raytheon”). The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and two of the asserted patents relate to features alleged to be performed by third party software that Cray optionally includes as part of its product offerings. A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In the second suit, all five of the patents relate to features alleged to be performed by third party software that Cray optionally includes as part of its product offerings. Trial in the first action is currently scheduled to commence in March 2017 and trial in the second action is currently scheduled to commence in October 2017. The Company is vigorously defending these actions. The probable outcome of this litigation cannot be determined, nor can we estimate a range of potential loss. Based on its review of the matters to date, the Company believes it has valid defenses and claims.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and nine month periods ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Risk-free interest rate	0.96%	1.36%	1.12%	1.31%
Expected dividend yield	—%	—%	—%	—%
Volatility	50.95%	50.33%	50.86%	50.58%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$12.69	$10.56	$13.23	$11.25
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and nine months ended September 30, 2016 and 2015 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	1,948,475	$14.83
Grants	235,075	$32.84
Exercises	(166,687)	$12.59
Canceled and forfeited	(27,470)	$26.56
Outstanding at September 30, 2016	1,989,393	$16.98	6.0
Exercisable at September 30, 2016	1,438,670	$12.56	5.0
Available for grant at September 30, 2016	3,595,412

As of September 30, 2016, there was $17.3 million of aggregate intrinsic value of outstanding stock options, including $17.1 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2016 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. During the three and nine months ended September 30, 2016, stock options covering 26,142 and 166,687 shares of common stock, respectively, with a total intrinsic value of $0.4 million and $4.0 million, respectively, were exercised. During the three and nine months ended

September 30, 2015, stock options covering 8,710 and 116,330 shares of common stock, respectively, with a total intrinsic value of $0.1 million and $2.7 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the nine months ended September 30, 2016 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	516,443	$24.12	585,500	$15.07	1,101,943	$19.31
Granted	9,893	$34.86	—	$—	9,893	$34.86
Forfeited	(17,850)	$24.66	(67,000)	$15.77	(84,850)	$17.64
Vested	(242,599)	$21.82	—	$—	(242,599)	$21.82
Outstanding at September 30, 2016	265,887	$26.59	518,500	$14.98	784,387	$18.92
The estimated forfeiture rate applied to the Company’s service vesting restricted share grants during the three and nine months ended September 30, 2016 and 2015, was 8%. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2016, was $5.1 million and $7.5 million, respectively. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2015, was $10.3 million and $13.4 million, respectively. The performance vesting restricted shares are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2016 and 2017.
A summary of the Company’s unvested restricted stock unit grants and changes during the nine months ended September 30, 2016 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	273,050	$29.75	632,700	$30.04	905,750	$29.95
Granted	220,575	$31.89	23,585	$42.65	244,160	$32.93
Forfeited	(7,200)	$29.64	—	$—	(7,200)	$29.64
Vested	(55,454)	$29.44	—	$—	(55,454)	$29.44
Outstanding at September 30, 2016	430,971	$30.89	656,285	$30.49	1,087,256	$30.65
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and nine months ended September 30, 2016 and 2015, was 8.0%. The aggregate fair value of restricted stock units vested during the three and nine months ended September 30, 2016, was $0.6 million and $1.8 million, respectively. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $45.9 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of September 30, 2016. Excluding the $27.8 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $18.1 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.7 years.

The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product revenue	$78	$23	$243	$171
Cost of service revenue	59	69	195	208
Research and development, net	834	1,010	2,365	2,861
Sales and marketing	907	879	2,614	2,331
General and administrative	861	729	2,969	3,066
Total	$2,739	$2,710	$8,386	$8,637
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 13— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rates	18%	40%	22%	41%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 18% and 22% for the three and nine months ended September 30, 2016, was a reduction in the Company’s business outlook with respect to the current year which substantially increased the impact the Company’s research and development tax credit had on its effective tax rate. Other significant items that impacted the Company’s effective tax rate included state taxes and excess tax benefits attributable to equity related compensation. Prior to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), excess tax benefits did not impact the Company’s effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 40% and 41% for the three and nine months ended September 30, 2015 was the result of state taxes.

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
Storage and Data Management
Storage and Data Management offers Cray Data Warp, Sonexion as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margins for the Company’s operating segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Supercomputing	$60,730	$156,519	$216,125	$370,053
Storage and Data Management	12,330	22,068	50,755	63,736
Maintenance and Support	26,292	23,106	79,862	68,833
Engineering Services and Other	4,391	12,826	16,355	23,429
Elimination of inter-segment revenue	(26,292)	(23,106)	(79,862)	(68,833)
Total revenue	$77,451	$191,413	$283,235	$457,218

Gross Profit:
Supercomputing	$18,322	$51,590	$74,893	$109,639
Storage and Data Management	3,917	8,908	18,091	21,186
Maintenance and Support	8,447	9,174	30,530	30,706
Engineering Services and Other	1,362	5,384	6,740	8,678
Elimination of inter-segment gross profit	(8,447)	(9,174)	(30,530)	(30,706)
Total gross profit	$23,601	$65,882	$99,724	$139,503
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Three months ended September 30,
Product revenue	$45,412	$104,729	$2,273	$52,963	$47,685	$157,692
Service revenue	19,335	25,955	10,431	7,766	29,766	33,721
Total revenue	$64,747	$130,684	$12,704	$60,729	$77,451	$191,413

	United States		Other Countries		Total
	2016	2015	2016	2015	2016	2015
Nine months ended September 30,
Product revenue	$101,347	$232,821	$86,677	$135,549	$188,024	$368,370
Service revenue	64,080	65,456	31,131	23,392	95,211	88,848
Total revenue	$165,427	$298,277	$117,808	$158,941	$283,235	$457,218
Sales to the U.S. Government totaled approximately $51.4 million and $140.4 million for the three and nine months ended September 30, 2016, respectively, compared to approximately $68.4 million and $196.7 million for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2016, one non-U.S. Government customer accounted for 12% of total revenue, while revenue in the United Kingdom and Australia accounted for 31% of total revenue. For the nine months ended September 30, 2015, one non-U.S. Government customer located in Saudi Arabia accounted for 12% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding future research and development or co-funding for such efforts; any statements regarding future expansions of our facilities and offices; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
Overview
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide storage and data analytics solutions. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage and data analytics solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data storage and analytics market. We provide customer-focused solutions based on three models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated data analytics solutions that combine industry standard tools for large-scale data analytics with our Cray Graph Engine. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data”. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, storage and analytics technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of First Nine Months of 2016 Results
Total revenue decreased $174.0 million for the first nine months of 2016 compared to the first nine months of 2015, from $457.2 million to $283.2 million, due mainly to lower product revenue. Product revenue was $180.3 million higher in the first nine months of 2015 as compared to the first nine months of 2016 as a result of the acceptance of multiple Cray systems by a customer in Saudi Arabia and several significant sales to commercial customers in the first nine months of 2015. In addition, in the first nine months of 2015, we had customer acceptances of two large systems for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. The year over year decrease in product revenue was also partly driven by the timing of system acceptances as a result of the later availability of two new processors in 2016, relative to 2015 and decreased order activity. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, and the availability of certain key components, among other factors.
Net loss for the first nine months of 2016 was $41.2 million compared to net income of $7.2 million for the same period in 2015. The year over year change was primarily attributable to lower revenue and a $24.4 million increase in operating expenses resulting primarily from increased spending on research and development. These amounts were partially offset by an improved gross margin percentage and a $16.7 million increase in income tax benefit.
Net cash used in operating activities was $133.5 million for the first nine months of 2016 compared to net cash provided by operating activities of $68.6 million for the first nine months of 2015. Net cash used in operating activities in the first nine months of 2016 was primarily driven by an increase of $133.6 million in inventory as a result of system builds for future acceptances.
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
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly-coupled architectures. We also have demonstrated expertise in system software and several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as storage and data management and “big data” analytics.
In storage, we are developing and delivering high value products for the high performance storage market. Our storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre and we are a founding member of the OpenSFS (Open Scalable File System) consortia for Lustre.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The introduction of new generations of Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in storage and data management along with big data analytics. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is more constant in the short term and assists, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.  Gross profit margin is impacted by revenue and our cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
Operating expenses.    Our operating expenses are driven primarily by headcount, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we monitor headcount levels in specific geographic and operational areas.
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
Results of Operations
Our revenue, results of operations and cash balances fluctuate significantly from period-to-period. These fluctuations are due to such factors as the high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the availability of components, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$47,685	$157,692	$188,024	$368,370
Less: Cost of product revenue	33,552	105,242	125,189	266,787
Product gross profit	$14,133	$52,450	$62,835	$101,583
Product gross profit margin	30%	33%	33%	28%
Service revenue	$29,766	$33,721	$95,211	$88,848
Less: Cost of service revenue	20,298	20,289	58,322	50,928
Service gross profit	$9,468	$13,432	$36,889	$37,920
Service gross profit margin	32%	40%	39%	43%
Total revenue	$77,451	$191,413	$283,235	$457,218
Less: Total cost of revenue	53,850	125,531	183,511	317,715
Total gross profit	$23,601	$65,882	$99,724	$139,503
Total gross profit margin	30%	34%	35%	31%

Product Revenue
Product revenue for the three and nine months ended September 30, 2016 and 2015 was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue was $110.0 million higher for the three months ended September 30, 2015, as compared to the three months ended September 30, 2016, primarily due to several significant sales to commercial customers during the three months ended September 30, 2015. Product revenue was $180.3 million higher in the first nine months of 2015 as compared to the first nine months of 2016 as a result of the acceptance of multiple Cray systems by a customer in Saudi Arabia and several significant sales to commercial customers in the first nine months of 2015. In addition, in the first nine months of 2015, we had customer acceptances of two large systems for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. The decrease in product revenue for the three and nine months ended September 30, 2016 and 2015 was also partly driven by the timing of system acceptances as a result of the later availability of two new processors in 2016 relative to 2015 and decreased order activity.
Service Revenue
Service revenue for the three months ended September 30, 2016 was $29.8 million compared to $33.7 million for the same period in 2015. Service revenue for the nine months ended September 30, 2016 was $95.2 million compared to $88.8 million for the same period in 2015. Maintenance revenue, which has continued to benefit from our larger installed system base, increased in both 2016 periods whereas engineering services revenue was higher in both 2015 periods as a result of the completion of certain milestones in 2015.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $71.7 million for the three months ended September 30, 2016 compared to the same period in 2015, and by $141.6 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in both periods was driven by lower product revenue. For the three months ended September 30, 2016, product gross profit margin decreased 3 percentage points to 30% from 33% in the same period in 2015, driven by certain lower margin deals in the three months ended September 30, 2016. For the nine months ended September 30, 2016, product gross profit margin increased 5 percentage points to 33% from 28% in the same period in 2015. The product gross profit margin for the nine months ended September 30, 2015 was considered low and was impacted by higher costs on a few large contracts that were not anticipated at the time of bidding, driven both by economic factors and technical issues. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended September 30, 2016, cost of service revenue was largely unchanged from the same period in 2015 despite lower service revenue. This was primarily the result of $2.5 million of costs incurred to replace a high-value third party component in a customer system during the three months ended September 30, 2016. For the nine months ended September

30, 2016, cost of service revenue increased by $7.4 million compared to the same period in 2015. The increase for the nine month period was driven by a larger installed base of systems which also resulted in higher service revenue and $3.0 million of costs incurred to replace a high-value third party component in a customer system that is under a service contract. Service gross profit margin for the three months ended September 30, 2016 decreased by 8 percentage points to 32% compared to 40% in the same period in 2015. Service gross profit margin for the nine months ended September 30, 2016 decreased by 4 percentage points to 39% compared to 43% in the same period in 2015. The decrease in service gross profit margin for the three and nine months ended September 30, 2016 was primarily the result of the $2.5 million and $3.0 million, respectively, of costs incurred to replace a high-value third party component in a customer system that is under a service contract, higher headcount and compensation expense, and higher third party costs.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross research and development expenses	$32,427	$34,519	$94,403	$87,777
Less: Amounts included in cost of revenue	(2,241)	(6,348)	(8,967)	(12,754)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(1,102)	(3,182)	(3,113)	(7,741)
Net research and development expenses	$29,084	$24,989	$82,323	$67,282
Percentage of total revenue	38%	13%	29%	15%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contractor engineering expenses.
For the three months ended September 30, 2016, gross research and development expenses decreased by $2.1 million compared to the same period in 2015. For the nine months ended September 30, 2016, gross research and development expenses increased by $6.6 million compared to the same period in 2015. The decrease in gross research and development expenses for the three months ended September 30, 2016 resulted primarily from lower incentive compensation expense and lower third party costs. The increase in gross research and development expenses for the nine months ended September 30, 2016 was due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. We increased our average headcount, which resulted in compensation costs increasing by $0.6 million and $5.3 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.
Net research and development expenses increased by $4.1 million for the three months ended September 30, 2016, compared to the same period in 2015. Net research and development expenses increased by $15.0 million for the nine months ended September 30, 2016, compared to the same period in 2015. In addition to higher gross research and development expenses, we had lower reimbursements and amounts included in cost of revenue. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, and can have a significant impact on net reported research and development expense in any period.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2016 and 2015, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	$15,010	$16,132	$46,391	$42,096
Percentage of total revenue	19%	8%	16%	9%
General and administrative	$7,968	$6,729	$24,325	$19,304
Percentage of total revenue	10%	4%	9%	4%
Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2016, decreased by $1.1 million from the same period in 2015. Sales and marketing expense for the nine months ended September 30, 2016, increased by $4.3 million from the same period in 2015. The decrease in sales and marketing expense for the three months ended September 30, 2016, was a result of lower incentive compensation expense compared to the prior year period. We increased our average headcount which resulted in higher compensation costs of $2.4 million for the nine months ended September 30, 2016, compared to the prior year period.
General and Administrative. General and administrative expense for the three months ended September 30, 2016, increased by $1.2 million from the same period in 2015. General and administrative expense for the nine months ended September 30, 2016, increased by $5.0 million from the same period in 2015. The increase for the three months ended September 30, 2016, was largely attributable to increased legal costs related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the notes to our condensed consolidated financial statements. The increase for the nine months ended September 30, 2016, was largely attributable to the increased legal costs and a $2.3 million termination fee for our St. Paul facility. Due to our ongoing litigation with Raytheon, we expect legal expenses to remain at above historical levels through at least the first quarter of 2017.
Other Income (Expense), net
For the three and nine months ended September 30, 2016, we recognized net other expense of $0.3 million and $1.2 million, respectively, compared to net other expense of $0.2 million and net other income of $0.3 million, respectively for the same periods in 2015. Net other income and expense for the three and nine months ended September 30, 2016 and 2015 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2016 and 2015, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$548	$344	$1,597	$1,132
Interest expense	(4)	(7)	57	(18)
Interest income, net	$544	$337	$1,654	$1,114

Interest income, net for the three and nine months ended September 30, 2016 increased as compared to the same periods in 2015 due to increased interest income from our sales-type lease.
Taxes
Our effective tax rates were approximately 18% and 22% for the three and nine months ended September 30, 2016, compared to 40% and 41% for the three and nine months ended September 30, 2015. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 18% and 22% for the three and nine months ended September 30, 2016, was a reduction in our business outlook with respect to the current year which substantially increased the impact that our research and development tax credit had on our effective tax rate. Other significant reconciling items that impacted our effective tax rate included state taxes and excess tax benefits attributable to equity related compensation. Prior to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), excess tax benefits did not impact our effective tax rate. The adoption of ASU 2016-09 has resulted in increased volatility in our effective tax rate. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 40% and 41% for the three and nine months ended September 30, 2015 was state taxes.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330 (ASU 2015-11) to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out ("FIFO") or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Adoption of ASU 2015-11 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
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
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We have also entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over the term of the lease, which expires in September 2020. Material changes in certain of our balance sheet accounts were due to the timing of product deliveries and customer acceptances, contractually determined billings, timing and level of inventory purchased for future deliveries, timing and level of incentive compensation and cash collections. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
We previously contemplated expanding our manufacturing capabilities in Chippewa Falls, Wisconsin in order to increase our manufacturing capacity. This project has now been suspended. The decision of when and whether to undertake this project in the future will be dependent on our expectations of future needs. If undertaken, we estimate that this project will require total capital expenditures in the range of $25.0 million. We may choose to externally finance these activities.
Cash and cash equivalents decreased by $122.2 million from December 31, 2015 to September 30, 2016. As of September 30, 2016, we had working capital of $363.9 million compared to $415.2 million as of December 31, 2015. During the nine months ended September 30, 2016, our net investments in debt securities decreased by $14.3 million and we had a total of $0.7 million in debt security investments as of September 30, 2016.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating Activities	$(133,489)	$68,641
Investing Activities	$12,043	$11,272
Financing Activities	$(641)	$(2,629)

Operating Activities. Net cash used in operating activities was $133.5 million for the first nine months of 2016 compared to net cash provided by operating activities of $68.6 million for the first nine months of 2015. Net cash used in operating activities in the first nine months of 2016 was primarily driven by an increase of $133.6 million in inventory as a result of system builds for future acceptances.

For the nine months ended September 30, 2015, net cash provided by operating activities was primarily driven by net income of $7.2 million, an increase of $83.1 million in deferred revenue related to a significant collection of an advanced billing from a customer, an increase of $22.2 million in our accounts payable balance due to inventory purchases and the timing of payments, and collections from customers that resulted in a decrease of $19.4 million in accounts and other receivables from December 31, 2014 to September 30, 2015. These amounts were partially offset by an increase of $92.7 million in inventory as a result of systems builds for future acceptances.
Investing Activities. Net cash provided by investing activities was $12.0 million for the nine months ended September 30, 2016, compared to $11.3 million net cash provided by investing activities for the same period in 2015. Net cash provided by investing activities for the nine months ended September 30, 2016 was due to sales and maturities of debt securities of $30.3 million, partially offset by purchases of debt securities of $16.2 million. For the nine months ended September 30, 2015, net cash provided by investing activities was due to sales and maturities of debt securities of $16.2 million and a release of $15.1 million in restricted cash related to a prepayment on a system from a customer that was released at the time of delivery, partially offset by purchases of debt securities of $15.0 million and purchases of property and equipment of $5.1 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2016 was $0.6 million compared to $2.6 million net cash used in financing activities for the same period in 2015. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2016 (Less than 1 Year)	2017-2018	2019-2020	Thereafter
Development agreements	$25,163	$15,195	$9,943	$25	$—
Operating leases	61,616	1,461	13,857	13,209	33,089
Total contractual cash obligations	$86,779	$16,656	$23,800	$13,234	$33,089
On April 21, 2016, we entered into a new operating lease for facilities in Bloomington, Minnesota that will principally be staffed with teams from software development, sales and service. This new lease will replace our existing lease in St. Paul, Minnesota. The new lease is for a minimum period of eight years beginning on May 1, 2017. Minimum contractual obligations under the new lease total $31.9 million. We paid an early termination fee of approximately $2.3 million to terminate our existing lease in St. Paul, Minnesota which was recorded as an operating expense in the second quarter of 2016. We received a one-time lease incentive payment of $2.3 million as part of our new lease agreement to cover the termination fee, which will be amortized over the term of the new lease. We anticipate that spending on leasehold improvements for the new facilities will be approximately $7.0 million.
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
We made no draws and had no outstanding cash borrowings on any lines of credit as of September 30, 2016.

As of September 30, 2016, we had $5.3 million in USD equivalent value in outstanding letters of credit and $1.7 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the nine months ended September 30, 2016, we incurred $10.1 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our 2015 annual report on Form 10-K and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2016 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
We recognize revenue, including transactions under sales-type leases, when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until the products have been shipped or services provided to the customer, the risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. The sales price is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. We record revenue in the Condensed Consolidated Statements of Operations net of any sales, use, value added or certain excise taxes imposed by governmental authorities on specific sales transactions. In addition to the aforementioned general policy, the following are our statements of policy with regard to multiple-element arrangements and specific revenue recognition policies for each major category of revenue.
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
Our deferred tax assets increased by $16.6 million as a result of the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). No changes were required to previously recorded valuation allowances at the time of adoption. ASU 2016-09 will result in increased volatility in our effective tax rate.
As of September 30, 2016, we had approximately $102 million of net deferred tax assets, against which we provided a $10 million valuation allowance, resulting in a net deferred tax asset of $92 million. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
Foreign Currency Risk:    We sell our products primarily in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our products are generally priced based on U.S. dollars, and a strengthening of the U.S. dollar could make our products less competitive in foreign markets. While we often sell products with payments in U.S. dollars, our product sales contracts may call for payment in foreign currencies and to the extent we do so, or engage with our foreign subsidiaries in transactions deemed to be either short-term or long-term in nature, we are subject to foreign currency exchange risks.
As of September 30, 2016, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $178.8 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of September 30, 2016, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $54.8 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of September 30, 2016, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 11-Contingencies” in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q.

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
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Receiving less than anticipated customer orders for delivery and acceptance of product for a particular period, delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, not receiving needed components timely or with anticipated quality and performance or the inability of a system to meet performance requirements or targets or other contractual obligations, among other factors, could have a material adverse effect on our operating results in any specific quarter or year, and could shift associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year as occurred in the fourth quarter of 2014. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods and could experience a net loss in the current year or any future year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, we anticipate incurring significant capital and other expenditures in connection with the expansion of our manufacturing facilities and offices. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete.
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

•
our ability to resolve and the costs incurred in connection with any actual or alleged issues with our products, including third-party components of such products, such as those that relate to product defects or intellectual property rights;

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
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators where we are dependent upon third party suppliers to deliver according to expected plans. The development effort related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources in alternatives that prove ultimately unsuccessful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons, including those related to our dependence on third-party suppliers of components such as processors and accelerators, and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility, inability to source acceptable third-party components such as processors and accelerators or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
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

•
if our relationship with a key supplier, such as Intel, is adversely affected, for example, due to competitive pressures (or conflicting interests), our ability to obtain components on competitive financial terms could be adversely affected;

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

•
if Cray systems at customer sites develop significant issues with third-party components, as has been identified at one customer site currently, the cost to Cray to repair or replace the components or otherwise address such issue may be material. If we are unable to effectively address such problem or a problem causes customer disruption, our relationship with our customers may also be harmed.

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2013, 2014, 2015 and the first nine months of 2016, approximately 51%, 48%, 47% and 50%, respectively, of our revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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

•
budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past which is the case right now as Congress is operating under a Continuing Resolution at fiscal year 2016 levels until December 9, 2016;

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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we are currently involved in litigation with Raytheon Company, which is described in Note 11, “Contingencies” in the notes to our condensed consolidated financial statements.
We intend to vigorously defend and prosecute these litigation matters and, based on our reviews to date, we believe we have valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. As a result of these or other intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all.
In addition, litigation can involve significant management time and attention and can be expensive, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.
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
We may not be able to protect our proprietary information and rights adequately. We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish, protect and enforce our proprietary information and rights. We have a number of patents and have additional applications pending. There can be no assurance, however, that patents will be issued from the pending applications or that any issued patents will adequately protect those aspects of our technology to which such patents will relate. Despite our efforts to safeguard and maintain our proprietary rights, we cannot be certain that we will succeed in doing so or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technologies. The laws of some countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the United States. Additionally, under certain conditions, the U.S. government might obtain non-exclusive rights to certain of our intellectual property. Although we continue to implement protective measures and intend to defend our proprietary rights vigorously, these efforts may not be successful.

We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia and Canada. Our operations in countries outside of the United States, which accounted for approximately 42% of our total revenues for the nine months ended September 30, 2016, exposes us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In addition, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union. The negotiated measures could potentially disrupt some of our target markets and jurisdictions in which we operate, including the United Kingdom and Germany, such as by adversely affecting tax benefits or liabilities in these or other jurisdictions or by restricting the movement of employees between the United Kingdom and other countries. Any such changes may adversely affect our operations and financial results.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2013, 2014, 2015 and the first nine months of 2016, approximately 51%, 48%, 47% and 50%, respectively, of our revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. We have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Restrictions on the export of information needed to manufacture our products has in the past and could in the future impact our ability to have certain products and components made in certain lower cost jurisdictions

Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry.
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

CRAY INC.

Date:	November 7, 2016	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	November 7, 2016	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	November 7, 2016	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer