Form 10-K
period 2016-12-31
CRAY INC
filed 2017-02-10
CIK 949158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
_________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $1,190,600,995 based upon the closing price of $29.92 per share reported on June 30, 2016, on the Nasdaq Global Market.
As of February 6, 2017, there were 40,736,378 shares of Common Stock issued and outstanding.
________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be delivered to shareholders in connection with the registrant’s Annual Meeting of Shareholders to be held on or around June 13, 2017, are incorporated by reference into Part III.

CRAY INC.
FORM 10-K
For Fiscal Year Ended December 31, 2016

_________________

CRAY, and the stylized CRAY mark, SONEXION and URIKA are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers, CS-Storm, DataWarp, Chapel and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
_________________

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding potential new markets or applications for our products; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC, or Commission. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
Item 1.    Business
General
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide data analytics, artificial intelligence and storage solutions leveraging more than four decades of delivering the world’s most advanced compute systems. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our data analytics, artificial intelligence and storage solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data markets. We provide customer-focused solutions based on three main models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) differentiated “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated solutions that combine industry standard tools for large-scale analytics and artificial intelligence applications, as well as innovative graph analysis tools, and specialized computing platforms. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data.” We also meet diverse customer requirements by combining supercomputing, cluster supercomputing and big data technologies described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
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
Products, Services and Customer Support
We concentrate on building product solutions for our customers in two major markets: the supercomputing portion of HPC; and big data, including data analytics and storage. We also provide a range of service offerings around these products that leverage our high quality support and intimate understanding of our customers and their requirements.
Cray Supercomputing Systems
Our supercomputing products span a broad performance spectrum and address the critical computing resource challenges HPC users face today: achieving massive scaling to tens of thousands of processors; ease of use for high productivity; and very high levels of sustained performance on real applications. We achieve this by designing and integrating supercomputers that combine highly capable processors, high speed interconnect technology for maximum communication efficiency and innovative packaging to address increased density, processor power requirements, upgradability, energy efficiency and reliability requirements. In addition, we include scalable system software that significantly enhances performance, productivity and manageability at supercomputing scale. With our “Adaptive Supercomputing” vision, we have expanded the concept of heterogeneous computing to a fully integrated view of hardware and software supporting both multiple processing technologies and diverse workloads.
Our supercomputers are the result of our Adaptive Supercomputing vision that integrates diverse technologies into a unified architecture enabling customers to match the computational solution to the need. Our systems utilize components and technologies designed to support the requirements of the most demanding HPC users. Our XC series supercomputers, comprising the XC40 and XC50, are designed to provide significantly higher sustained performance on many important applications that require the highest levels of scaling, with substantial performance improvements over competing solutions. Our CS series of supercomputer cluster solutions (including CS400 and CS-Storm) emphasize flexibility, capacity and custom design and integration for compute-intensive customer needs. All of our supercomputers are designed to enable HPC users to focus on their primary objectives, including advancing scientific discovery, increasing industrial capabilities, providing predictive analyses and improving national security.
Our supercomputer systems are designed to offer a variety of additional benefits, including:

•	superior price-performance compared to other supercomputer systems as well as compared to enterprise computing solutions and cloud computing solutions;

•	productivity, quality, reliability and resiliency at the highest scale;

•	the Aries Network proven to scale to the world’s fastest supercomputers for HPC and Data Science workloads;

•
support for open standards, including Linux-based operating systems, Linux containers, open file systems (e.g., Lustre®), open programming models (e.g., MPI, PGAS, Shared Memory, OpenMP and OpenACC) and popular programming languages such as Python, Scala and R in addition to traditional HPC languages such as Fortran, C and C++ and new languages such as Chapel;

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
We expect the continued advancement of many-core and accelerator processors, as well as changing memory and storage hierarchy to be advantageous trends for Cray as they complement our technical strengths in networking, scaling, system software and cooling and power management technologies. The growing number of cores on each processor continues to amplify the scaling issues that customers face today, and accelerators or coprocessors will further stress the system’s communications network. We believe our balanced approach to system design and support for innovative parallel programming methodologies will become increasingly critical in enabling customers to take advantage of the benefits of many-core processing.
Cray XC Series Supercomputer. The Cray XC series supercomputer is our highly integrated supercomputing system. The Cray XC series system delivers on our commitment to our Adaptive Supercomputing architecture providing extreme scale and sustained performance. The Cray XC series system provides the HPC user community the advantage of the computational resources of our supercomputers powered by the Intel Corporation, or Intel, Xeon E5 family of processors combined with the Aries interconnect, providing a flexible and unique Dragonfly network topology, our robust and fully-integrated software environment and innovative power and cooling technologies. In addition, the Cray XC family of supercomputers has been expanded to include Intel Xeon Phi coprocessors and NVIDIA Corporation, or NVIDIA, graphics processor units, or GPUs.
The Cray XC series supercomputer utilizes the Cray Linux Environment, which has been enhanced and hardened over more than a decade on Cray supercomputing systems. Customers may buy a single Cray XC series supercomputer to run both a highly scalable custom workload as well as an industry-standard, independent software vendor workload. The Cray XC series system includes our powerful compiler, runtime and related software that allows users to transparently leverage the underlying hardware components. The Cray XC series system supports a variety of applications, from carefully optimized Fortran and C++ applications, to modern applications written in languages like Python and Scala, to applications written in Cray’s Chapel parallel programming language designed to make parallel programming more productive and more generally accessible. Applications can run natively in the Cray Linux Environment or can leverage Docker virtualization technologies familiar to cloud and enterprise application developers.
The Cray XC40-AC supercomputer, an air-cooled cabinet option, offers customers the full Cray XC series experience in an enterprise optimized footprint and scale. The system utilizes the exact same interconnect, blade options and software stack as its larger liquid-cooled sibling, but is available in smaller starting configurations with a variety of input power options designed to work in virtually any data center.
Cray CS400 Supercomputer. The Cray CS400 cluster supercomputing system offers an energy-efficient, air-cooled architecture featuring high performance, high availability computing. It includes flexible configuration options for a wide range of data center cooling architecture requirements through the use of air or chilled cooling rear door heat exchangers. The Cray CS400 system is integrated with the HPC Software Stack, software tools compatible with most open source and commercial compilers, tools, schedulers and libraries to run complex applications. This solution supports both Cray and third-party systems management software solutions.
Cray CS-Storm Supercomputer. The CS-Storm supercomputer is a purpose-built solution employing GPUs in a high density architecture to deliver industry leading performance, density and energy efficiency for highly data-parallel computations. The Cray CS-Storm combines an innovative architecture design that supports up to eight GPUs per compute node running at full power, with the same production software environment available on the CS400 products. Market segments such as finance, energy, government, earth sciences and higher education utilize GPU-accelerated applications that benefit significantly from the CS-Storm architecture. A CS-Storm supercomputer chassis may also be incorporated within a CS400 cluster supercomputer. The software stack, programming environment and management infrastructure are shared, making such integration seamless.
Cray Analytics Products
Our analytics products apply supercomputing technologies to solve the most challenging data analytics use-cases, with performance at scale. The huge growth in data volumes and data complexity as well as the development of advanced analytic techniques and increased time-to-value expectations are driving the need for supercomputing class architectures. Our experience building some of the largest supercomputers in the world enables us to bring high performance, data-intensive, memory-centric architectures to the big data market through our Urika platform.
Cray Urika-GX Platform. Urika-GX is the first agile analytics platform architected for production-class big data analytics workloads. Urika-GX’s turnkey architecture comes pre-integrated with Apache Hadoop® and Apache Spark™ frameworks as well as Cray’s high-performance graph database called the Cray Graph Engine. Urika-GX is versatile and open to support additional emerging tools in the big data ecosystem. Urika-GX enables users to consolidate multiple computing workloads ranging from data integration, machine learning, interactive data exploration, visualization, iterative algorithms and more onto a single analytics platform. Urika-GX customers are able to optimize their analytics pipelines and data movement activities while reducing the footprint of their analytics infrastructure. The Urika-GX platform delivers performance and reliability on a wide range of analytics applications, thereby lowering total cost of ownership on production data analytics.
Urika-GX system features Intel® Xeon® E5 processors, up to 22 terabytes of DRAM memory, up to 176 terabytes of local SSD storage capacity, and the high speed Aries network interconnect, which together provide leading in-memory compute and network performance necessary to solve the most demanding big data problems. An exclusive feature of the Urika-GX system is the Cray Graph Engine for fast, complex pattern matching and iterative discovery. With the Cray Graph Engine, customers are able to tackle multi-terabyte datasets comprised of billions of objects to uncover hidden relationships in even the noisiest of data. The Cray Graph Engine can run in conjunction with open analytics tools such as Hadoop and Spark, enabling customers to build complete end-to-end analytics workflows and avoid unnecessary data movement.
Cray Storage and Data Management Products
Our storage and data management products include integrated data storage and data management solutions designed for supercomputing and big data workloads. Our solutions leverage years of experience delivering high-performance parallel storage and file systems to leading edge customers. Our customers are able to rapidly deploy highly scalable and extremely fast file systems that integrate with computing solutions ranging from third-party clusters and Cray cluster supercomputers to highly integrated supercomputers.
Cray Sonexion Storage Systems. Our flagship storage product line, the Cray Sonexion, embeds the Lustre parallel file system and other software in an optimal configuration to reduce deployment time while increasing reliability, capacity and performance. Cray Sonexion offers an optimal combination of modular scaling capacity from terabytes to petabytes and sustained I/O performance from several gigabytes per second to over one terabyte per second in a single file system. High density is achieved through reducing storage componentry and cabling. Sonexion systems are engineered to be installed and put into production more quickly than other HPC storage solutions and can be attached to Cray XC and Cray CS series systems, as well as industry-standard Linux clusters.
Cray DataWarp Applications Accelerator. Our DataWarp technology addresses a key problem experienced by supercomputing customers: Disk based storage input/output, or I/O, has not kept up with Moore’s Law and delivering sustainable performance on a spectrum of applications with varying I/O-intensive workloads has become costly and impractical. DataWarp provides a new tier of storage featuring SSD and in-memory flash that is tightly integrated with Cray XC series supercomputing resources. DataWarp supports high application I/O requirements while reducing overall application computing time for I/O-intensive workloads. Production customers have seen almost two terabytes per second of I/O capacity with DataWarp while having the ability to make scientific discoveries faster.
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
Customer Support. Our worldwide customer support organization delivers to our customers the “Cray experience” that provides us with a competitive advantage. We believe that the quality of our customer support personnel plays an important role in our ability to maintain long-term customer relationships. Support services are important to our customers, and in many cases we locate our support personnel at or near customer sites globally, supported by a central service organization. Our support services include hardware and software maintenance in support of our systems, applications support, installation project management, system installation and de-installation, site preparation and technical training for our systems. In addition, we offer ancillary services in application consulting, third-party software support, site engineering, on-site analysts for defined projects and specialized training. In 2016, maintenance and support revenue accounted for roughly $108 million of our total revenue. Our support arrangements generally provide for support services on an annual basis, although several cover multiple years. While most customers pay for support on an annual basis, others pay on a monthly, quarterly or multi-year basis. Typically, customers may select levels of support and response times, ranging from delivery of parts only, to 24 x 7 coverage with two-hour response times.
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
A formal request-for-proposal process for HPC systems or technology drives a majority of our highest-end systems sales and engineering service engagements in the academic and government markets. We utilize pre-sales technical experts to develop technical proposals that meet customer requirements and benchmarking teams to demonstrate the advantages of our particular supercomputing products or service being proposed. For a majority of our larger sales opportunities, the proposal process, including establishing system size, options, pricing and other commitments, involves a number of resources outside of our sales organization. While we often tailor our supercomputer (including cluster) solutions for individual customers, there is substantial commonality in the underlying components and systems, allowing us to leverage manufacturing and supply chain operations.
Government agencies and government-funded scientific research institutions around the world comprise a large portion of our customer base. Our government programs’ efforts are an integral part of our overall strategy by actively managing our relationship with U.S. government agencies and Congress.
Our marketing staff is primarily responsible for product marketing, marketing communications and segment marketing. Product marketing bridges our research and development organization and our sales staff to help ensure that our products meet the demands and requirements of our key customers and a broader market set of prospects for our HPC and big data business and our new business initiatives. Marketing communications focus on our overall brand messaging, advertising, public relations, social media, conferences, trade shows and direct as well as online marketing campaigns to create brand awareness and generate demand. Segment marketing focuses on providing products and services to specific customer sets, such as earth sciences, energy, financial services, manufacturing and life sciences.
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
Product Architectures
Our product portfolio covers a breadth of architectures including tightly integrated massively parallel supercomputers, highly flexible and configurable cluster supercomputers, purpose-built big data analytics products and world class storage and data management solutions.
Hardware
We have extensive experience in the definition, design and integration of the hardware components required of HPC system solutions. This includes processors, board design, memory, storage, network and interconnect technologies, I/O subsystems, power, cooling and packaging infrastructures, along with the low-level hardware system software required to manage key components. The majority of our hardware research and development investments are in the following areas:

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

Software
We have extensive experience in designing, developing and adapting system software such as the operating system, system management, optimized data management, movement and analysis, as well as programming environment software as an integral aspect of our product portfolio and distributing that software as part of system sales. Our software research and development experience includes operating system optimizations and scalable hardware control, monitoring and management, including power control, monitoring of environmental data, and hardware diagnostics. Our integrated system software together provides Reliability, Availability and Serviceability, or RAS, for Cray systems. The Cray programming environment includes our own and commercially available third-party compilers, communication and scientific libraries as well as a rich suite of application development tools and software for achieving the best possible application performance.
Additionally, we research innovative software for advanced analytics at scale, including industry leading graph analytics and associated algorithms for discovering previously unknown insights from large, disparate data sets, as well as optimizations to Hadoop and Spark for performance and manageability at scale. Our research includes techniques and optimizations to scale advanced analytics across distributed scalable systems, and in large, shared memory architectures.
When necessary, we purchase or license certain software and technologies from third parties to meet certain specific customer requirements, while focusing our own resources where we believe we add the highest value.
For information relating to amounts spent on research and development, see Note 18 - Research and Development in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K.
Manufacturing and Supply Chain
We subcontract the manufacture of a majority of the hardware sub-assemblies and certain components for our high-end products and custom-engineered systems, including integrated circuits, printed circuit boards, connectors, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain components. Our manufacturing strategy currently centers on build-to-order systems, focusing on obtaining competitive assembly and component costs while concentrating our resources on the final assembly, test and quality assurance stages to ensure a positive customer experience. This strategy allows us to avoid the large capital commitment and overhead associated with establishing full-scale manufacturing facilities, helps us to maintain the flexibility to adopt new technologies as they become available without the risk of equipment obsolescence, provides near real-time configuration changes to exploit faster and/or less expensive technologies and provides a higher level of large scale system quality. We perform final system integration, testing and quality checkout of our systems. Our manufacturing personnel are located in Chippewa Falls, Wisconsin. We work closely with a supplier to provide integrated and tested Cray Sonexion storage products.
Our systems designed for the supercomputer market segment and our custom-engineered solutions incorporate components that are available from single or limited sources, often containing our design input or proprietary designs. Such components include integrated circuits, interconnect systems and certain memory devices. Prior to development of a particular product, components are typically competitively bid to a short list of technology partners. The technology partner that provides the highest value solution for the component is often awarded the contract for the life of the component. Once we have engaged a technology partner, changing our product designs to utilize another supplier’s integrated circuits or custom components can be a costly and time-consuming process. We also have sole or limited sources for less critical components, such as peripherals, power supplies, cooling and chassis hardware. We currently obtain key processors from Intel and NVIDIA for our Cray XC and cluster systems. We have a license for the Aries interconnect chip from Intel which we purchase through Broadcom Corporation (formerly Avago) that contracts with Taiwan Semiconductor Manufacturing Company for the manufacture of the integrated circuit. Our procurements from these vendors are primarily through purchase orders. We have chosen to deal with sole sources in specific cases due to the availability of specific technologies, economic advantages and other factors. Reliance on single or limited source vendors involves several risks, including the possibility of shortages of key components, long lead times, reduced control over delivery schedules, design or persistent quality issues and changes in direction by vendors. We have been adversely affected by delays in obtaining qualified competitive components previously.
Our Markets
Our key target markets are (i) the supercomputing portion of the HPC market and (ii) the big data market, encompassing analytics, storage and artificial intelligence markets. High performance, real-time analytics on large volumes of data is developing into an important success driver for business, government and academia, and successfully leveraging this market is important to

us. Big data is a relatively new target market for us, but several of our core strengths and technologies, such as the abilities to process vast amounts of unique data at very high speeds and to make “discoveries,” are demonstrated capabilities of our supercomputing solutions. Bringing these technologies to the big data market is core to Cray addressing big data challenges, enabling us to bring highly differentiated analytics offerings to market. The market segments we are targeting with our supercomputing, analytics and storage products for HPC and big data are as follows:
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
Earth Sciences. Weather forecasting and climate modeling applications require increasing speed and larger volumes of data. Forecasting models and climate applications have grown increasingly complex with an ever-increasing number of interactive variables, making improved supercomputing, analytics and storage capabilities increasingly critical. We have a number of customers running weather and climate applications, including customers in Germany, the United Kingdom, Korea, Brazil, Switzerland, Singapore, Denmark, Finland, India, Spain and the United States.
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
Financial Services. Big data analytics and supercomputing systems are providing competitive advantage in areas as disparate as trading, compliance, marketing optimization and risk analysis. Financial services applications are very time sensitive, so high performance data analytics solutions are highly sought after. Our customers are using a range of our solutions and systems to derive a competitive advantage in this segment.
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
Emerging Markets. The rise of big data analytics, artificial intelligence and cyber analytics across industries has resulted in growing interest in Cray supercomputers. Artificial intelligence is rapidly becoming the next major driver in the HPC market. Deep learning and machine learning, both subsets of artificial intelligence, are specific use cases within the broader advanced analytics space. Scientific computing is a natural area for both identifying and driving a broader set of deep learning-enabled applications. Further, deep learning core computational motifs are rooted in linear algebra and mathematical optimization, which map well to long-standing focus areas for systems research within the HPC community. Finally, several use cases in scientific data analysis typically require large-scale pattern recognition on multi-dimensional image and time series datasets, and machine learning and deep learning are emerging as valuable tools to handle these use cases. Deep learning applications run at scale on the Cray XC series and Cray CS series supercomputers.

Sales to the U.S. government and system acquisitions primarily funded by the U.S. government, or U.S. Government, accounted for approximately 47% of our total revenue in 2016, 47% of our total revenue in 2015 and 48% of our total revenue in 2014. Significant customers with over 10% of our annual total revenue were the U.S. Government and a foreign weather center in 2016 and the U.S. Government in 2015 and 2014. International customers accounted for 46% of our total revenue in 2016, 36% of our total revenue in 2015 and 42% of our total revenue in 2014.
We have four operating segments that are reportable for financial reporting purposes. Segment information and related disclosures are set forth in Note 17 — Segment Information in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K.
Competition
The broad HPC market is very competitive. We compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured by Intel, NVIDIA, AMD and others. IBM, NEC and Fujitsu also build systems leveraging their own processors. In addition, certain Chinese companies are investing significantly in HPC and are becoming more aggressive and \competitive in the HPC global arena. Our competitors include the previously named companies as well as smaller companies that assemble systems from commercially available commodity products. The Cray CS400 and CS-Storm supercomputing cluster products are designed to help us better address this market by providing flexible HPC offering alternatives with competitive pricing. To the extent that IBM and other processor suppliers develop processors or networks with greater capabilities or at lower cost than the processors we use from Intel and NVIDIA, our systems may be at a competitive disadvantage to systems utilizing such other processors.

For our products designed for the high-end supercomputer market segment, we compete primarily on the basis of product performance, scalability, breadth of features, price/performance, total cost of ownership, quality, reliability, upgradability, service and support, corporate reputation, brand image and account relationships. Our market approach here is more focused than many of our competitors, with high-end supercomputing products (the Cray XC series) designed with high levels of integration to meet the exacting needs of this performance and scalability driven market. We work to offer systems that provide greater performance on the largest, most difficult computational problems and superior price/performance on many important applications in the upper-end of the supercomputer market segment. Our highly-integrated systems often offer superior total cost of ownership advantages as they typically use less electric power, require less cooling and occupy less space than lower bandwidth cluster systems.

The market for our Cray CS400 product line is very competitive. The majority of competition is from Lenovo, HPE, Dell, Atos and Fujitsu, all of which offer open-standards cluster solutions to address the growth in the mid-range supercomputing market. We compete primarily on the basis of price/performance, open-standards architecture, flexible configurations, energy-efficiency, reliability, scalability, comprehensive cluster management, corporate reputation and account relationships. Our market approach is to offer cluster solutions that provide greater performance on the large and complex computational problems and superior price/performance on many important applications in this market segment.
The competitive landscape in the big data market is quite varied, with competition from vendors offering integrated solutions, such as Oracle, commodity cluster systems with either open source or proprietary data analytics software, and traditional business intelligence vendors such as Teradata, Oracle, IBM and SAP. The market for knowledge discovery through graph analytics is still nascent and fragmented as no dominant applications have yet emerged, with the result that custom and open source software approaches such as Hadoop/MapReduce are often used. However, customers with large, mission-critical graph problems have discovered that commodity approaches do not scale or deliver results in an acceptable timeframe, and have recognized the advantages of specialized solutions. We recently introduced the Cray Urika-GX offering, which competes primarily on the basis of performance, scalability and integration, as well as total cost of ownership in the traditional Hadoop and Spark analytics marketplace as well as for graph analytics. The artificial intelligence market is nascent outside of the large web companies but competition may include systems and subsystems developed by processor vendors and several start-up companies in addition to our traditional system competitors.
Our storage products compete with a number of manufacturers and integrators of parallel storage solutions, including IBM with its GPFS parallel file system, as well as solutions from Data Direct Networks, or DDN, NetApp, Dell/EMC and other storage companies. The parallel storage and file system market is currently fragmented with a number of competing providers in the HPC marketplace. We believe that our strong storage products, along with our extensive experience and excellent reputation as an HPC systems vendor, and our storage offerings compete effectively against our competition, especially when the prospective target market overlaps with our HPC systems target market.

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
Backlog
We do not believe backlog is a meaningful indicator of our future business prospects due to the uncertainty of converting orders into recognized revenue in any given period. Judgments about contracts not yet signed and open opportunities are often more important. Factors impacting the amount of backlog and our ability to recognize revenue from backlog in any given period include the possibility of significant contract amendments, the timing of our product development, manufacturing and delivery schedules and changes in delivery schedules requested by our customers. Therefore, we believe that backlog information is not material to an understanding of our overall business.
Employees
As of December 31, 2016, we had 1,312 employees. We have no collective bargaining agreement with our employees. We have not experienced a work stoppage and believe that our employee relations are very good.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at our website at www.cray.com, as soon as reasonably practicable after we file such reports with the SEC electronically. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition, we have set forth our Code of Business Conduct, Corporate Governance Guidelines, the charters of the Audit, Compensation, Corporate Governance and Strategic Technology Assessment Committees of our Board of Directors and other governance documents on our website, www.cray.com, under “Company - Investors - Corporate Governance.” The contents of our website are not incorporated by reference into this annual report on Form 10-K or our other SEC reports and filings.

Item 1A. Risk Factors
In addition to the other information contained in this annual report on Form 10-K, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Receiving less than anticipated customer orders for delivery and acceptance of product for a particular period, delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, unexpected manufacturing delays or defects, not receiving needed components on time or not receiving them with anticipated quality and performance or the inability of a system to meet performance requirements or targets or other contractual obligations, among other factors, could have a material adverse effect on our operating results in any specific quarter or year, such as by reducing or delaying associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year, as occurred in the fourth quarter of 2014. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods and could experience a net loss in any future year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, we anticipate incurring significant expenditures in connection with the expansion of our facilities and continued investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year, driven in part by a slow-down in the high-end of the supercomputing market. It is uncertain whether or when the high-end of the supercomputing market will rebound and resume growing.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders for our Cray XC and Cray CS systems as well as upgrades and successor systems, such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached Sonexion storage systems;

•	our ability to successfully generate revenue and profitability from sales of our analytics and storage and data management products, as well as upgrades and successor systems;

•	our ability to successfully and timely design for, procure and integrate competitive processors for our Cray XC and Cray CS systems and upgrades and successor systems;

•	our expense levels, including research and development expense net of government funding;

•	delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•	our ability to efficiently scale our internal processes to meet necessary peak requirements and growth in our business;

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

•
revenue delays or losses due to customers postponing purchases as a result of delays in available budgets or waiting times related to the availability of future upgraded or new systems, including those containing new processors;

•
the level of product gross profit contribution in any given period due to volume, competition or product mix, particularly with the introduction of flexible commodity-based supercomputers, competitive factors, strategic transactions, product life cycle, currency fluctuations, acceptance penalties and component costs;

•	the competitiveness of our products, services and prices;

•	our ability to secure additional government funding for future development projects;

•	maintaining and successfully completing our product development projects on schedule and within budgetary limitations;

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
The receipt of orders and the timing of shipments and acceptances impacts our quarterly and annual results, including cash flows, and is affected by events outside our control, such as:

•	whether or when the high-end of the supercomputing market, which is currently experiencing a slow-down, rebounds and resumes growing;

•
the timely availability of acceptable components, including, but not limited to, processors, in sufficient quantities to meet customer delivery schedules and other customer commitments at a competitive cost;

•
the timing and level of government funding and resources available for product acquisitions and research and development contracts, which have been, and may continue to be, adversely affected by the current global economic and fiscal uncertainties, increased governmental budgetary limitations and disruptions in the operations of the United States and other governments;

•	competitor and supplier pricing strategies;

•
currency fluctuations, international conflicts or economic crises, including the ongoing economic challenges in the United States, Japan and Europe, and fluctuations in oil prices that can affect the resources available to potential customers to purchase products;

•	new tariffs or taxes imposed on components and products sourced or manufactured outside of the United States;

•	the introduction or announcement of competitive or key industry supplier products;

•	price fluctuations or product shortages in the processors and other commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending; and

•	our customers’ ability to make future payments in accordance with contractual terms of their purchase or sales-type lease agreements.
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in the availability of acceptable third-party components, product development, receipt of orders, product acceptances, issues with third-party component performance or reliability, reductions in outside funding for our research and development efforts, a reduction in the size of the high-end of the supercomputing market, the level and timing of approved government fiscal budgets and achieving contractual development milestones have had a substantial adverse effect on our past results and are expected to continue to have such an effect on our results in 2017 and in future years.
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, such as our next generation Shasta system, and recognize revenue for these systems, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from acceptances of delivered Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators where we are dependent upon third-party suppliers to deliver according to expected plans. The development efforts related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources that may prove ultimately unsuccessful. Unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons, including those related to our dependence on third-party suppliers of components such as processors and accelerators, and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility, inability to source acceptable third-party components such as processors and accelerators or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
In addition, many factors affect our ability to successfully sell and recognize revenue for these systems, including the following:

•
the level of product differentiation in our Cray XC systems and successor systems, such as our next generation Shasta system. We need to compete successfully against HPC systems from both large, established companies and smaller companies and demonstrate the value of our balanced, tightly integrated systems to our customers in a variety of markets;

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected revenue and gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to us or our suppliers completing development of new products and when we must estimate future system performance, such as has been required with our Cray XC systems and our Sonexion storage systems, and will be frequently required for subsequent systems, such as our next generation Shasta system;

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and on acceptable terms and conditions and that meet the performance criteria required; and

•
whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we or our suppliers have announced or they believe will be available in the future.

Failure to successfully develop and sell our Cray XC systems and successor systems, such as our next generation Shasta system, into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.
If our current and future products targeting markets outside of our traditional markets, primarily products targeting the big data and commercial markets, are not successful, our ability to grow or even maintain our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow or even maintain our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, including if those market segments do not grow significantly. We are currently focusing on big data analytics, artificial intelligence and storage and data management opportunities as well as the commercial market for all of our products. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics, artificial intelligence and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if successful.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors, including accelerators, and for most of the products, we sell and use service providers to co-develop key technologies. We subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if Cray systems at customer sites develop significant issues with third-party components, as has occurred, the cost to Cray to repair or replace the components or otherwise address such issue may be material. If we are unable to effectively address such problem or a problem causes customer disruption, our relationship with our customers may also be harmed;

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

•
some of our key component and service suppliers are small companies with limited financial and other resources, and consequently may be more likely to experience financial and operational difficulties than larger, well-established companies, which increases the risk that they will be unable to deliver products as needed; and

•
if a key supplier is acquired or has a significant business change, as has occurred in the past with the acquisition of the third-party original equipment manufacturer that supplies complete storage systems for our Sonexion product, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.
Delays in the availability of components with acceptable performance, features and reliability, or our inability to obtain such acceptable components in the quantities we need or at all, and increases in prices and order lead times for certain components, have occurred in the past, and we are currently experiencing increased delivery timelines of memory and other key components. These types of issues have adversely affected our revenue and operating results in multiple prior periods, in some cases significantly, and could adversely affect future results.
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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2014, 2015 and 2016, approximately 48%, 47% and 47%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•
uncertainties relating to priorities of the new administration or adverse decisions by the new administration to reduce or eliminate budgets for governmental agencies or departments that purchase or fund the purchase of our products and services;

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government, including impacts of the new administration;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the U.S. focusing on cutting or limiting budgets and its affect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•
budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past and which is the case right now as Congress is operating under a Continuing Resolution at fiscal year 2016 levels until April 28, 2017;

•	domestic crises;

•
political efforts to limit the activities of U.S. intelligence community agencies, including proposed state legislation that would limit or even criminalize doing business with the NSA for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt or the U.K. “Brexit” vote.
If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
If our cluster systems are not successful, our operating results will be adversely affected. Our cluster products were first introduced in late 2012. We have had relatively limited experience selling cluster-based solutions, including into the same markets we sell our core supercomputers, and if we cannot successfully sell these solutions with acceptable margins, our operating results will be adversely affected.
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we are currently involved in litigation with Raytheon Company, or Raytheon, which is described in Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K.
We intend to vigorously defend and prosecute these litigation matters and, based on our reviews to date, we believe we have valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. As a result of these or other intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all.
In addition, litigation can involve significant management time and attention and can be expensive, as it has been with Raytheon, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.
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
We have made in the past, and may make in the future, acquisitions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves and adversely affect our financial results. Acquisitions involve numerous risks, including the following:

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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established well known companies in the HPC market, including IBM, HPE, Lenovo, Dell, NEC, Hitachi, Fujitsu and Atos. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. In addition, certain Chinese companies are investing significantly in HPC and are becoming more aggressive and more competitive in the HPC global arena.
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA and others. These competitors include the companies named above, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Also, to the extent any component supplier successfully adds differentiating capabilities to their HPC products that compete with what we provide, we may experience greater competitive pressures.
Our growth initiatives in the big data analytics, artificial intelligence and storage and data management markets must also compete successfully with many established companies and new entrants, many of whom have significantly greater resources and brand recognition in these markets than we do.
Periodic announcements by our competitors of new HPC, storage or data analytics systems or plans for future systems and price adjustments may reduce customer demand for our products. Many of our potential customers already own or lease high performance computer, storage or data analytics systems. Some of our competitors have offered substantial discounts to potential customers. We have in the past been and may again be required to provide substantial discounts to make strategic sales, which may reduce or eliminate any gross profit on such transactions, or require us to provide lease financing for our products, which could result in a multi-year deferral of our receipt of cash and revenue for these systems. These developments limit our revenue and financial resources and reduce our ability to be profitable and grow.
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached, we could lose proprietary data and may suffer economic losses. We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to us. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur, and in the past have occurred, as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise. Security breaches can result in someone obtaining unauthorized access to our data or our customers’ data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. A security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 46% of our total revenue for 2016, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
Customers and other third parties may make statements speculating about or announcing the purchase, acceptance or intention to complete purchases or acceptances of our products before such purchases or acceptances are substantially certain, and these proposed purchases or acceptances may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of our products before we have obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements, postings or announcements do not mean that we will ultimately be able to secure the sale when or as expected or at all as it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that we will ultimately be able to obtain the acceptance when or as expected or recognize revenue.
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2014, 2015 and 2016, approximately 48%, 47% and 47%, respectively, of our total revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. We have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Restrictions on the export of information needed to manufacture our products has in the past impacted and could in the future impact our ability to have certain products and components made in certain lower cost jurisdictions
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2016 through December 31, 2016, the closing sales price of our common stock on the NASDAQ Global Market ranged from $18.40 to $43.06 per share, and had a low closing price of $16.35 per share during the period from January 1, 2017 through February 9, 2017. Because our stock price has been volatile, investing in our common stock is risky.
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles.

A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal properties are as follows:

Location of Property	Uses of Facility	Approximate Square Footage
Chippewa Falls, WI	Manufacturing, hardware development, central service and warehouse	213,600
Bloomington, MN(1)	Software development, sales and marketing	87,500
St. Paul, MN(2)	Software development, sales and marketing	72,059
Seattle, WA	Executive offices, hardware and software development, sales and marketing	51,643
San Jose, CA	Hardware and software development	21,733
Austin, TX	Hardware development	20,916
(1) Our lease commences on May 1, 2017.
(2) Our lease terminates on May 1, 2017.
We own 205,478 square feet of manufacturing, development, service and warehouse space in Chippewa Falls, Wisconsin, and lease the remaining space described above.
We lease a total of 5,600 square feet of office space, primarily for software development, in Pleasanton, California. We also lease a total of approximately 11,000 square feet, primarily for sales and service offices, in other domestic locations. In addition, various foreign sales and service subsidiaries have leased an aggregate of approximately 27,000 square feet of office space, in international locations. We believe our facilities are adequate to meet our needs at least through 2017.
Item 3.    Legal Proceedings
For a discussion of legal proceedings, see Note 12 — Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our common stock is traded on The NASDAQ Global Market under the symbol CRAY. As of February 6, 2017, we had 40,736,378 shares of common stock outstanding that were held by 436 holders of record.
The quarterly high and low sales prices of our common stock for the periods indicated are as follows:

	High	Low
Year Ended December 31, 2016:
First Quarter	$43.79	$28.25
Second Quarter	$43.40	$27.39
Third Quarter	$32.30	$20.60
Fourth Quarter	$23.68	$16.77
Year Ended December 31, 2015:
First Quarter	$35.58	$27.80
Second Quarter	$32.62	$27.44
Third Quarter	$29.64	$18.00
Fourth Quarter	$35.93	$19.35
We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, the terms of our credit agreement with Wells Fargo Bank currently restrict our ability to pay dividends.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016, with respect to compensation plans under which shares of our common stock are authorized for issuance, including plans previously approved by our shareholders and plans not previously approved by our shareholders.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in 1st column)
Equity compensation plans approved by shareholders(1)	1,956,013	$17.19	3,600,599
Equity compensation plans not approved by shareholders(2)	33,124	$5.09	—
Total	1,989,137		3,600,599

(1)
The shareholders approved our 1995, 1999 and 2003 stock option plans, our 2004, 2006 and 2009 long-term equity compensation plans, our 2013 equity incentive plan, as amended and restated, and our 2001 employee stock purchase plan, as amended. Our 1995, 1999 and 2003 stock option plans and our 2004, 2006 and 2009 long-term equity compensation plans have terminated and no more options, restricted shares, restricted share units or stock bonus awards may be granted under those plans. Pursuant to our 2013 equity incentive plan, incentive options may be granted to employees (including officers) and nonqualified options may be granted to employees, officers, directors, agents and consultants with exercise prices at least equal to the fair market value of the underlying common stock at the time of grant. While our Board of Directors may grant options with varying vesting periods under these plans, most options granted to employees vest over four years, with 25% of the options vesting after one year and the remaining options vesting monthly over the next three years, and most option grants to non-employee directors vesting immediately. Also pursuant to our 2013 equity incentive plan, our Board of Directors may grant restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors, consultants, independent contractors and advisors. As of December 31, 2016, under our 2013 equity incentive plan, an aggregate of 3,600,599 shares were available for grant as stock options or stock appreciation rights and an aggregate of 2,322,967 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units to employees, directors, consultants, independent contractors and advisors.

(2)
The shareholders did not approve our 2000 non-executive employee stock option plan. Under the 2000 non-executive employee stock option plan approved by our Board of Directors on March 30, 2000, an aggregate of 1,500,000 shares pursuant to non-qualified options could be issued to employees, agents and consultants but not to officers or directors. Otherwise, our 2000 non-executive employee stock option plan is similar to the stock option plans described in footnote (1) above. On March 30, 2010, our 2000 non-executive employee stock option plan was terminated, which ended future grants but did not affect then outstanding options. As of December 31, 2016, under our 2000 non-executive employee stock plan, we had options for 33,124 shares outstanding.

Unregistered Sales of Securities
We had no unregistered sales of our securities in 2016 not previously reported.
Issuer Repurchases
We did not repurchase any of our common stock in 2016, other than in connection with the forfeiture of common stock by holders of restricted stock and restricted stock units in exchange for payments by the Company of statutory tax withholding amounts on behalf of the holders arising as a result of the vesting of restricted stock and restricted stock units.

STOCK PERFORMANCE GRAPHS
The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the NASDAQ OMX Global Indexes Nasdaq US Benchmark TR Index and the NASDAQ OMX Global Indexes ICB: 9572 Computer Hardware Index.
The graph assumes that a shareholder invested $100 in our common stock on December 31, 2011, and that all dividends were reinvested. We have never paid cash dividends on our common stock. All return information is historical and is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,
THE NASDAQ US BENCHMARK TR INDEX AND THE ICB: 9572
COMPUTER HARDWARE INDEX THROUGH DECEMBER 31, 2016

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Cray Inc.	$100.0	$246.5	$424.4	$532.9	$501.5	$319.9
Nasdaq US Benchmark TR Index	100.0	116.4	155.4	174.8	175.6	198.5
ICB: 9572 Computer Hardware Index	100.0	119.9	141.0	191.2	174.1	200.6

Item 6.    Selected Consolidated Financial Data
The following table presents selected historical consolidated financial data for Cray Inc. and its subsidiaries, which is derived from our audited consolidated financial statements:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except for per share data)
Operating Data:
Product revenue	$499,432	$601,294	$460,748	$436,330	$353,767
Service revenue	130,377	123,395	100,858	89,419	67,291
Total revenue	629,809	724,689	561,606	525,749	421,058
Cost of product revenue	332,016	426,821	321,554	298,244	231,237
Cost of service revenue	77,578	72,185	55,638	43,179	38,643
Total cost of revenue	409,594	499,006	377,192	341,423	269,880
Gross profit	220,215	225,683	184,414	184,326	151,178
Research and development, net	112,130	96,563	94,048	87,728	64,303
Sales and marketing	64,893	60,150	57,785	51,345	37,180
General and administrative	34,053	27,966	23,381	23,603	20,707
Operating expenses	211,076	184,679	175,214	162,676	122,190
Net gain on sale of interconnect hardware development program	—	—	—	—	139,068
Income from operations	9,139	41,004	9,200	21,650	168,056
Other income (expense), net	(1,365)	365	(9)	(1,378)	472
Interest income, net	2,147	1,408	506	757	204
Income before income taxes	9,921	42,777	9,697	21,029	168,732
Benefit (provision) for income taxes	694	(15,240)	52,626	11,194	(7,491)
Net income	$10,615	$27,537	$62,323	$32,223	$161,241
Net income per common share:
Basic	$0.27	$0.70	$1.61	$0.85	$4.42
Diluted	$0.26	$0.68	$1.54	$0.81	$4.27
Weighted average outstanding shares:
Basic	39,833	39,257	38,634	37,832	36,509
Diluted	41,012	40,691	40,435	39,776	37,789
Cash Flow Data:
Cash provided by (used in):
Operating activities	$(52,313)	$147,756	$(58,109)	$(87,350)	$156,892
Investing activities	8,998	7,216	(22,755)	27,211	37,694
Financing activities	(540)	(1,373)	(70)	(93)	7,827
Depreciation and amortization	14,684	17,017	16,324	14,242	8,652
Purchases of property and equipment	7,503	7,467	17,193	13,136	10,843
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investments	$224,617	$284,891	$145,796	$220,449	$323,205
Working capital	392,145	415,187	361,614	334,928	283,352
Total assets	714,572	694,175	651,434	603,366	510,314
Shareholders’ equity	525,476	492,510	453,854	375,587	340,546

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below includes “forward-looking statements” as described in the section “Forward-Looking Statements” preceding Part I of this annual report on Form 10-K, and is subject to the safe harbor created by Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part I and other sections of this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. The following discussion should also be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.
Overview and Executive Summary
We design, develop, manufacture, market and service the high-end of the HPC market, primarily categories of systems commonly known as supercomputers and provide data analytics, artificial intelligence and storage solutions leveraging more than four decades of delivering the world’s most advanced compute systems. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our data analytics, artificial intelligence and storage solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data markets. We provide customer-focused solutions based on three main models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) flexible commodity-based “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated solutions that combine industry standard tools for large-scale analytics and artificial intelligence applications, as well as innovative graph analysis tools, and specialized computing platforms. All of our solutions also emphasize total cost of ownership, scalable price-performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data.” We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, and big data described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of 2016 Results
Total revenue decreased by $94.9 million in 2016 compared to 2015, from $724.7 million to $629.8 million. Product revenue decreased by $101.9 million and service revenue increased by $7.0 million over the same period. The year over year decrease in product revenue was primarily driven by a slowdown in the HPC market that resulted in fewer opportunities in our traditional markets. In addition, the year over year comparison was impacted by two large systems that were accepted in the first quarter of 2015, accounting for approximately $40.0 million in revenue, for which we had previously anticipated acceptance to occur in the fourth quarter of 2014. The year over year increase in service revenue was primarily driven by increased maintenance revenue which benefited from a larger installed system base as a result of product revenue growth in recent years.
Product gross profit margin increased from 29% in 2015 to 34% in 2016. The year over year increase in product gross margin percentage was driven by lower memory costs, partially offset by concessions and penalties and an increase in write-offs for excess and obsolete inventory. Gross profit margin from services decreased from 42% in 2015 to 40% in 2016 primarily due to $3.0 million of costs incurred to replace a high-value third-party component in a customer system that is under a service contract, higher headcount and compensation expense, and higher third-party costs. These amounts were partially offset by a decrease in incentive compensation expense.
We recorded income from operations of $9.1 million in 2016 compared to income from operations of $41.0 million in 2015. The decrease in income from operations was primarily attributable to lower revenue, mostly offset by an improved gross margin percentage, and a $26.4 million increase in operating expenses resulting primarily from increased spending on research and development.
Net income decreased from $27.5 million in 2015 to $10.6 million in 2016, primarily driven by the decrease in operating income discussed above, partially offset by a $15.9 million decrease in income tax expense.
Net cash used in operations during 2016 was $52.3 million, as compared to net cash provided by operations of $147.8 million in 2015. Net cash used in operations during 2016 was primarily driven by a $78.4 million increase in our accounts receivable balance from December 31, 2015 to December 31, 2016. Cash receipts generally lag customer acceptances and we anticipate significant cash receipts in the first quarter of 2017 for a number of large customer acceptances in the fourth quarter of 2016. Working capital decreased by $23.0 million from $415.2 million at December 31, 2015 to $392.1 million at December 31, 2016.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•	increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of increases in per-core performance slows;

•	data I/O and capacity needs growing much faster than computational needs;

•	technology innovations in memory and storage allowing for faster data access such as NVRAM, SSDs and flash devices;

•	the commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing and storage components in the industry;

•	the growing commoditization of software, including plentiful building blocks and more capable open source software;

•	electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets;

•	the rise of artificial intelligence along with machine learning and deep learning technologies which utilize HPC technologies for performance and scale;

•	cloud computing as a solution for loosely-coupled HPC applications; and

•	significant variability in market demand from quarter-to-quarter and year-to-year.
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
In the market for the largest, and most scalable systems, those often costing in excess of $3 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication and system software capability. With increasing processor core counts due to new many-core processors, these unbalanced systems will typically have lower productivity, especially in larger systems running more complex applications. We and others augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly coupled architectures. We also have demonstrated expertise in system software and several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as “big data” analytics, artificial intelligence and storage and data management.
In analytics, we are developing and delivering high performance data discovery and advanced analytics solutions. These solutions compete with open source software, running on commodity cluster systems. Although these competitive systems have low acquisition costs, the total cost of ownership, or TCO, is driven up by management, power and efficiency challenges. We concentrate our efforts on developing solutions that minimize the TCO, delivering faster time-to-solution and advanced capabilities that are key drivers for many of our data analytics customers. We support open source technologies such as Hadoop and Spark to design large-scale data analytics stacks that simplify analyses of scientific and commercial applications.

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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this annual report on Form 10-K, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. We have seen a decrease in the high-end of the supercomputing market in 2016 as compared to the last few years. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in big data analytics, artificial intelligence and storage and data management. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Gross profit margin is impacted by revenue and our cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
Operating expenses.    Our operating expenses are driven primarily by headcount and compensation expense, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas.
Liquidity and cash flows.   Due to the variability in product revenue, new contracts, acceptance and payment terms, our cash position also varies significantly from quarter-to-quarter and within a quarter. We monitor our expected cash levels, particularly in light of increased inventory purchases for large system installations and the risk of delays in product shipments, customer acceptances and, in the long-term, product development. Cash receipts generally lag customer acceptances.
Results of Operations
Revenue and Gross Profit
Our product and service revenue for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2016	2015	2014
Product revenue	$499,432	$601,294	$460,748
Less: Cost of product revenue	332,016	426,821	321,554
Product gross profit	$167,416	$174,473	$139,194
Product gross profit percentage	34%	29%	30%

Service revenue	$130,377	$123,395	$100,858
Less: Cost of service revenue	77,578	72,185	55,638
Service gross profit	$52,799	$51,210	$45,220
Service gross profit percentage	40%	42%	45%

Total revenue	$629,809	$724,689	$561,606
Less: Total cost of revenue	409,594	499,006	377,192
Total gross profit	$220,215	$225,683	$184,414
Total gross profit percentage	35%	31%	33%

Product Revenue
Product revenue for 2016 decreased by $101.9 million, or 17%, over 2015, primarily driven by a slowdown in the HPC market that resulted fewer contract opportunities in our traditional markets. In addition, the year over year comparison was impacted by two large systems that were accepted in the first quarter of 2015, accounting for approximately $40.0 million in revenue, for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Product revenue for 2015 increased by $140.5 million, or 31%, over 2014 due to customer acceptances of large Cray systems in Saudi Arabia, South Korea, and the United States, as well as several significant sales to commercial customers in 2015. In addition, in the first quarter of 2015, we had customer acceptances of two large systems, accounting for approximately $40.0 million in revenue, for which we had previously anticipated acceptance to occur in the fourth quarter of 2014.
Service Revenue
Service revenue for 2016 increased by $7.0 million from 2015, or 6%. The year over year increase in service revenue was primarily driven by increased maintenance revenue which benefited from a larger installed system base as a result of product revenue growth in recent years.
Service revenue for 2015 increased by $22.5 million from 2014, or 22%. The year over year increase in service revenue was driven by significant increases in both engineering services, as a result of milestone completions on certain projects, and maintenance revenue, which benefited from a larger installed system base as a result of product revenue growth in recent years.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue for 2016 decreased by $94.8 million compared to 2015, driven primarily by lower product revenue and an improved product gross margin percentage. Product gross profit percentage was 34% in 2016 and 29% in 2015. The year over year increase in product gross margin percentage was driven by lower memory costs, partially offset by concessions and penalties and an increase in write-offs for excess and obsolete inventory.
Cost of product revenue for 2015 increased by $105.3 million compared to 2014, driven by higher product revenue. Product gross profit percentage was 29% in 2015 and 30% in 2014. The product gross profit margin for 2015 was lower than it has been in recent years and was impacted by higher costs on a few large contracts that were not anticipated at the time of bidding, driven both by economic factors and technical issues.
Cost of Service Revenue and Service Gross Profit
Cost of service revenue increased by $5.4 million in 2016 compared to 2015, driven by a larger installed base of systems which also resulted in higher service revenue, and $3.0 million of costs incurred to replace a high-value third-party component in a customer system that is under a service contract. Service gross profit margin decreased by two percentage points to 40% in 2016 compared to 2015. The service gross profit margin decreased primarily due to $3.0 million of costs incurred to replace a high-value third-party component described previously, higher headcount and compensation expense, and higher third-party costs. These amounts were partially offset by a decrease in incentive compensation expense.
Cost of service revenue increased by $16.5 million in 2015 compared to 2014, driven primarily by a larger installed base of systems which also resulted in higher service revenue. Service gross profit margin decreased by three percentage points to 42% in 2015 compared to 2014. The service gross profit margin decreased primarily due to higher headcount and compensation expense, including significantly higher incentive compensation expense, higher third-party costs, as well as lower margins on certain engineering services contracts due to a high percentage of sub-contractor costs in those contracts.

Operating Expenses
Research and Development
Research and development expenses for the indicated years ended December 31 were as follows (in thousands, except for percentages):

	Year Ended December 31,
	2016	2015	2014
Gross research and development expenses	$130,006	$126,060	$104,797
Less: Amounts included in cost of revenue	(12,621)	(16,515)	(7,713)
Less: Reimbursed research and development (excludes amounts in revenue)	(5,255)	(12,982)	(3,036)
Net research and development expenses	$112,130	$96,563	$94,048
Percentage of total revenue	18%	13%	17%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third-party contractor engineering expenses.
In 2016, gross research and development expenses increased by $3.9 million from 2015 levels primarily due to increased investments in the development of new products. Total compensation costs increased by $1.7 million compared to 2015, driven by higher average headcount, partially offset by lower incentive compensation expense. Expenses for outside services increased by $1.3 million over the same period. Net research and development expenses increased by $15.6 million compared to 2015 as a result of the increase in gross research and development expenses described above and a decrease in amounts included in cost of revenue and reimbursed research and development. The decrease in reimbursements was primarily driven by lower funding in 2016 compared to 2015 and the timing of milestone and project completions.
In 2015, gross research and development expenses increased by $21.3 million from 2014 levels primarily due to increased investments in the development of new products and higher costs related to our engineering services contracts, which include pass-through costs to third parties. Total compensation costs for research and development increased by $17.4 million compared to 2014. We increased our average headcount which resulted in higher base salaries of $8.8 million. The higher total compensation costs also included the impact of an increase of $5.2 million in incentive compensation expense as well as an increase of $1.0 million in share-based compensation expense. Net research and development expenses increased by only $2.5 million in 2015 compared to 2014 despite such a large increase in gross research and development expenses. This was a result of an increase in amounts included in cost of revenue and higher reimbursed research and development, driven by higher funding in 2015 compared to 2014 and the timing of milestone and project completions.
Other Operating Expenses
Our sales and marketing and general and administrative expenses for the indicated years ended December 31 were (in thousands, except for percentages):

	Year Ended December 31,
	2016	2015	2014
Sales and marketing	$64,893	$60,150	$57,785
Percentage of total revenue	10%	8%	10%
General and administrative	$34,053	$27,966	$23,381
Percentage of total revenue	5%	4%	4%
Sales and Marketing.    Sales and marketing expense increased by $4.7 million in 2016 compared to 2015. Total compensation costs for 2016 increased by $3.6 million compared to 2015, driven by higher headcount, partially offset by lower incentive compensation expense. Marketing program spending also increased by $0.8 million over the same period.
The $2.4 million increase in sales and marketing expense in 2015 compared to 2014 was primarily due to increased incentive compensation expense.
General and Administrative.    General and administrative expense increased by $6.1 million in 2016 compared to 2015 primarily due to a $6.0 million increase in litigation costs associated with our ongoing litigation with Raytheon, which is described in Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial

Statement Schedules in Part IV of this annual report on Form 10-K. We also incurred a $2.3 million lease termination fee for our St. Paul facility. These amounts were partially offset by a $2.1 million decrease in incentive compensation expense. Due to our ongoing litigation with Raytheon, we expect legal expenses to remain at above historical levels through at least the first quarter of 2017.
The $4.6 million increase in general and administrative expense in 2015 compared to 2014 was primarily due to increased headcount, increased incentive compensation expense and increased outside services. Average headcount increased to support the growth in the business and resulted in an increase in base salaries of $0.8 million. Incentive compensation expense increased by $1.5 million and outside services increased by $1.9 million compared to the prior year.
Other Income (Expense), Net
We recorded $1.4 million and $9,000 of net other expense for the years ended December 31, 2016 and 2014, respectively, and $0.4 million of net other income for the year ended December 31, 2015. Net other income and expense includes gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, Net
Our interest income and interest expense for the indicated years ended December 31 were (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest income	$2,120	$1,465	$643
Interest expense	27	(57)	(137)
Net interest income	$2,147	$1,408	$506
Interest income, net in 2016 increased as compared to 2015 due to amortization of unearned income on the sales-type lease that we entered into with a customer in the first half of 2016. Interest income, net in 2015 increased as compared to 2014 due to amortization of unearned income on the sales-type lease that we entered into with a customer in the second half of 2014.
Taxes
We recorded income tax benefit (expense) for the indicated years ended December 31 as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income before income taxes	$9,921	$42,777	$9,697
Tax benefit (expense)	694	(15,240)	52,626
Net income	$10,615	$27,537	$62,323
Effective tax rate	(7)%	36%	(543)%
The difference between the income tax benefit at the federal statutory rate of 35% and our income tax expense at the effective rate of (7)% for the year ended December 31, 2016 was the result of research and development tax credits and additional tax deductions from share-based payments, sometimes referred to as excess tax benefits, partially offset by state taxes, non-deductible expenses and other permanent items. Excess tax benefits arise when tax deductions that we recognize with respect to share-based compensation exceed the compensation cost attributable to share-based compensation that was recognized in our consolidated financial statements. The difference between the income tax provision at the federal statutory rate of 35% and our income tax expense at the effective income tax rate of 36% for the year ended December 31, 2015 was the result of state taxes, non-deductible expenses and other permanent items, partially offset by research and development tax credits. The difference between the income tax provision at the federal statutory rate of 35% and our income tax benefit at the effective rate of (543)% for the year ended December 31, 2014 was attributable to our decision to reduce substantially all of the remaining valuation allowance that was held against our U.S. deferred tax assets.
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
Our conclusion about the realizability of our deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on our future assessment of all available evidence in support of the likelihood of realization of our deferred tax assets. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of our valuation allowance changes in a future period, we could record a substantial tax provision or benefit in our Consolidated Statements of Operations when that occurs.
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $90.2 million and U.S. federal research and development tax credit carryforwards of approximately $25.2 million. The federal net operating loss carryforwards will expire between 2019 through 2036, and the research and development tax credits will expire from 2021 through 2036 if not utilized.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09. We will be required to make additional disclosures under the new guidance. However, at this time, we do not expect adoption of ASU 2014-09 to have a material impact on our consolidated financial statements.
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11, to amend Topic 330, Inventory. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out, or FIFO, or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We will adopt ASU 2015-11 as required in our 2017 interim and annual reporting periods. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on our Consolidated Balance Sheet. We will adopt ASU 2015-17 in our 2017 interim and annual reporting periods.

In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825, or ASU 2016-01. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842, or ASU 2016-02, that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. We early-adopted ASU 2016-09 at the beginning of the first quarter of 2016.
At the time of adoption of ASU 2016-09, we recognized $16.6 million in deferred tax assets for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced taxes payable. This was accomplished through a cumulative-effect adjustment to accumulated deficit. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recorded as income tax benefit or expense in our Consolidated Statements of Operations in the reporting period in which they occur. This will result in increased volatility in our effective tax rate. We have determined that none of the other provisions of ASU 2016-09 will have a significant impact on our consolidated financial statements.
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. Adoption of ASU 2016-18 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

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
We previously contemplated expanding our manufacturing capabilities in Chippewa Falls, Wisconsin in order to increase our manufacturing capacity. This project, which we estimated would require total capital expenditures in the range of $25.0 million, is currently suspended. The decision of when and whether to undertake this project in the future will be dependent on our expectations of future needs.
Total cash and investments decreased from $284.9 million at December 31, 2015 to $224.6 million at December 31, 2016, primarily driven by the timing of collections from customers. As of December 31, 2016, $14.3 million of our total cash and investments balance was held by foreign subsidiaries. As of December 31, 2016, we had $1.7 million in restricted cash associated with certain letters of credit outstanding to secure customer prepayments. As of December 31, 2016, we had working capital of $392.1 million compared to $415.2 million as of December 31, 2015.
Cash flow information for the indicated years ended December 31 included the following (in thousands):

	2016	2015	2014
Cash provided by (used in):
Operating Activities	$(52,313)	$147,756	$(58,109)
Investing Activities	8,998	7,216	(22,755)
Financing Activities	(540)	(1,373)	(70)
Operating Activities.    For the year ended December 31, 2016, cash used in operating activities was primarily driven by a $78.4 million increase in our accounts receivable balance from December 31, 2015 to December 31, 2016. Cash receipts generally lag customer acceptances and, because we had a number of large customer acceptances in the fourth quarter of 2016, we anticipate significant cash receipts in the first quarter of 2017. For the year ended December 31, 2015, cash provided by operating activities was primarily driven by net income of $27.5 million and the positive impact of adding back non-cash operating items of $42.4 million, customer acceptances of our systems that resulted in a decrease of $21.3 million in inventory, and collections from customers that resulted in a decrease of $36.7 million in accounts and other receivables.
Investing Activities.    For the year ended December 31, 2016, cash provided by investing activities was principally due to sales and maturities of debt securities of $31.0 million, partially offset by purchases of debt securities of $16.2 million and purchases of property and equipment of $7.5 million. For the year ended December 31, 2015, cash provided by investing activities was principally due to sales and maturities of debt securities of $16.2 million and a release of $13.4 million in restricted cash related to a prepayment on a system from a customer that was released at the time of delivery, partially offset by purchases of debt securities of $15.0 million and purchases of property and equipment of $7.5 million.
Financing Activities.    Net cash used in financing activities in 2016, 2015 and 2014 resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock, partially offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
Over the next twelve months, we expect our significant cash requirements will relate to operational expenses. Operational expenses consist primarily of personnel costs, costs of inventory associated with certain large-scale product deliveries, spare parts, outside engineering expenses, and the acquisition of property and equipment. In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business.

The following table summarizes our contractual cash obligations as of December 31, 2016 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	1 Year	Years 2-3	Years 4-5	Thereafter
Development agreements	$18,588	$16,002	$2,571	$15	$—
Operating leases	58,455	6,585	13,383	11,767	26,720
Total contractual cash obligations	$77,043	$22,587	$15,954	$11,782	$26,720
In the second quarter of 2016, we entered into a new operating lease for facilities in Bloomington, Minnesota that will principally be staffed with teams from software development, sales and service. This new lease will replace our existing lease in St. Paul, Minnesota. The new lease is for a minimum period of eight years beginning in May 2017. Minimum contractual obligations under the new lease total $32.6 million. We paid an early termination fee of approximately $2.3 million to terminate our existing lease in St. Paul, Minnesota which was recorded as an operating expense in 2016. We received a one-time lease incentive payment of $2.3 million as part of our new lease agreement to cover the termination fee, which will be amortized over the term of the new lease. We anticipate that 2017 spending on leasehold improvements for the new facilities will be approximately $5.5 million.
As of December 31, 2016, we had a $50.0 million revolving line of credit, or Credit Facility, with Wells Fargo Bank, National Association, designed to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility also supports the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios and restricts our ability to incur additional indebtedness, pay dividends or distributions, create liens on assets, and engage in certain other activities. We were in compliance with all of our financial covenants as of the end of each quarter for the year ended December 31, 2016. The Credit Facility matures in December 2017.
We made no draws and had no outstanding cash borrowings on the line of credit as of December 31, 2016.
As of December 31, 2016, we had $3.3 million in USD equivalent value in outstanding letters of credit and $1.7 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage outside engineering resources to work on our research and development projects. For the year ended December 31, 2016, we incurred $15.6 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this annual report on Form 10-K, is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. We believe these accounting policies and others set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K should be reviewed as they are integral to understanding our results of operations and financial condition. In some cases, these policies represent required accounting. In other cases, they may represent a choice between acceptable accounting methods or may require substantial judgment or estimation.
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
Our deferred tax assets increased by $16.6 million as a result of the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. No changes were required to previously recorded valuation allowances at the time of adoption. ASU 2016-09 will result in increased volatility in our effective tax rate.
As of December 31, 2016, we had approximately $94.3 million of net deferred tax assets before application of a valuation allowance. As of December 31, 2016, net deferred tax assets after reduction by the valuation allowance of $8.7 million were $85.6 million. During the year ended December 31, 2014, we reduced substantially all of the remaining valuation allowance held against our U.S. deferred tax assets. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. Our ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive change in the industry in which we operate.
We continue to provide a valuation allowance against specific U.S. deferred tax assets and a full valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax provision or benefit in our Consolidated Statements of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
As of December 31, 2016, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $46.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of December 31, 2016, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $107.5 million. Unrealized gains or losses recorded in the Consolidated Statements of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of December 31, 2016, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.2 million.

Item 8.    Financial Statements and Supplementary Data
 ________________________________

* The Financial Statements are located following page F-1.
The selected quarterly financial data required by this item is set forth in Note 20 - Quarterly Data of the Notes to Consolidated Financial Statements in Item 15. Exhibits and Financial Statement Schedules in Part IV of this annual report on Form 10-K

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Peterson Sullivan LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited Cray Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 10, 2017, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 10, 2017

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2017, and such information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2017, and such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2017, and such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2017, and such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the proxy statement for our annual meeting of shareholders scheduled to be held on or around June 13, 2017, and such information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets at December 31, 2016 and December 31, 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts — The financial statement schedule for the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with the consolidated financial statements of Cray Inc. filed as part of this annual report on Form 10-K.
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 10, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 10, 2017.

Signature	Title

By /s/ PETER J. UNGARO	Chief Executive Officer, President and Director
Peter J. Ungaro	(Principal Executive Officer)

By /s/ BRIAN C. HENRY	Chief Financial Officer and Executive Vice President
Brian C. Henry	(Principal Financial Officer)

By /s/ CHARLES D. FAIRCHILD	Chief Accounting Officer, Controller and Vice President
Charles D. Fairchild	(Principal Accounting Officer)

By /s/ PRITHVIRAJ BANERJEE	Director
Prithviraj Banerjee

By /s/ MARTIN J. HOMLISH	Director
Martin J. Homlish

By /s/ STEPHEN C. KIELY	Director
Stephen C. Kiely

By /s/ SALLY G. NARODICK	Director
Sally G. Narodick

By /s/ DANIEL C. REGIS	Director
Daniel C. Regis

By /s/ MAX L. SCHIRESON	Director
Max L. Schireson

By /s/ BRIAN V. TURNER	Director
Brian V. Turner

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
2.1	Asset Purchase Agreement between Intel Corporation and the Company, dated April 24, 2012	8-K	000-26820	04/25/12	2.1
3.1	Restated Articles of Incorporation	8-K	000-26820	06/08/06	3.3
3.2	Amended and Restated Bylaws	8-K	000-26820	02/12/07	3.1
3.3	First Amendment to Amended and Restated Bylaws	8-K	000-26820	04/19/12	3.1
10.0*	1999 Stock Option Plan	S-8	333-57970	03/30/01	4.1
10.1*	2000 Non-Executive Employee Stock Option Plan	S-8	333-57970	03/30/01	4.2
10.2*	Amended and Restated 2001 Employee Stock Purchase Plan	10-K	000-26820	03/04/11	10.28
10.3*	2003 Stock Option Plan	DEF 14A	000-26820	03/31/03	A
10.4*	2004 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/24/04	B
10.5*	2006 Long-Term Equity Compensation Plan	DEF 14A	000-26820	04/28/06	B
10.6*	2009 Long-Term Equity Compensation Plan	DEF 14A	000-26820	03/31/09	A
10.7*	2013 Equity Incentive Plan	DEF 14A	000-26820	04/24/13	A
10.8*	Amended and Restated 2013 Equity Incentive Plan	DEF 14A	000-26820	04/25/16	A
10.9*	Form of Officer Non-Qualified Stock Option Agreement	10-K	000-26820	04/01/05	10.32
10.10*	Form of Officer Incentive Stock Option Agreement	10-K	000-26820	04/01/05	10.33
10.11*	Form of Employee Restricted Stock Agreement	10-K	000-26820	03/09/07	10.11
10.12*	Form of Director Restricted Stock Agreement	8-K	000-26820	06/08/06	10.1
10.13*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	07/03/13	99.1
10.14*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	07/03/13	99.2
10.15*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Award and Restricted Stock Purchase Agreement	8-K	000-26820	12/17/14	10.1
10.16*	Form of 2013 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Award Agreement	8-K	000-26820	12/17/14	10.2
10.17*	Form of 2013 Equity Incentive Plan Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	8-K	000-26820	12/17/14	10.3
10.18*	Form of 2013 Equity Incentive Plan Notice of Stock Appreciation Right Award Grant and Stock Appreciation Right Award Agreement	8-K	000-26820	12/17/14	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.19*	Letter Agreement between the Company and Peter J. Ungaro, dated March 4, 2005	8-K	000-26820	03/08/05	10.1
10.20*	Offer Letter between the Company and Brian C. Henry, dated May 16, 2005	10-Q	000-26820	11/09/05	10.1
10.21*	Offer Letter between the Company and Steve Scott, dated August 30, 2014	10-Q	000-26820	10/28/14	10.1
10.22*	Offer Letter between the Company and Ryan W. J. Waite, dated October 27, 2014	10-Q	000-26820	05/05/15	10.1
10.23*	Offer Letter between the Company and Margaret A. Williams, dated April 14, 2005	8-K	000-26820	05/09/05	10.1
10.24*	Form of Management Retention Agreement entered into with executive officers prior to September 27, 2011 (including Annex A-1 and Annex A-2 applicable only to Peter J. Ungaro and Brian C. Henry)	8-K	000-26820	12/22/08	10.1
10.25*	Form of Management Retention Agreement entered into with executive officers from September 27, 2011 forward	10-K	000-26820	02/13/14	10.20
10.26*	Executive Severance Policy, as adopted on December 13, 2010	8-K	000-26820	12/17/10	10.1
10.27*	Amended and Restated Non-Employee Director Compensation Policy	10-Q	000-26820	04/29/14	10.3
10.28*	2016 Executive Bonus Plan	10-Q	000-26820	05/03/16	10.1
10.29*	Form of Indemnification Agreement	8-K	000-26820	02/08/11	10.1
10.30	Lease Agreement between NEA Galtier, LLC and the Company, dated as of July 2, 2009	8-K	000-26820	07/16/09	10.1
10.31	First Amendment to Lease between NEA Galtier, LLC and the Company, dated as of October 1, 2009	10-K	000-26820	02/19/15	10.28
10.32	Second Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 21, 2011	10-K	000-26820	02/19/15	10.29
10.33	Third Amendment to Lease between NEA Galtier, LLC and the Company, dated as of August 31, 2011	10-K	000-26820	02/19/15	10.30
10.34	Fourth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of April 1, 2012	10-K	000-26820	02/19/15	10.31
10.35	Fifth Amendment to Lease between NEA Galtier, LLC and the Company, dated as of March 31, 2014	10-K	000-26820	02/19/15	10.32

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/ Annex	Filed Herewith
10.36	Lease Agreement between North Pad Office, LLC and the Company, dated as of April 21, 2016	8-K	000-26820	04/27/16	10.10
10.37	Intellectual Property Agreement between Intel Corporation and the Company, dated May 2, 2012	8-K	000-26820	05/03/12	10.1
10.38	Amended and Restated Credit Agreement between Wells Fargo Bank, National Association and the Company, dated January 7, 2016	8-K	000-26820	01/11/16	10.1
10.39	Revolving Line of Credit Note between Wells Fargo Bank, National Association and the Company, dated January 7, 2016	8-K	000-26820	01/11/16	10.2
21.1	Subsidiaries of the Company					X
23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney for directors and officers (included on the signature page of this report)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Mr. Ungaro, Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Mr. Henry, Chief Financial Officer					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and the Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
Excluded from this list of exhibits, pursuant to Paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Company. The Company hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$222,962	$266,660
Restricted cash	—	1,651
Short-term investments	—	14,925
Accounts and other receivables, net	197,941	124,719
Inventory	88,254	113,655
Deferred tax assets, net	19,117	38,628
Prepaid expenses and other current assets	20,006	21,048
Total current assets	548,280	581,286

Long-term restricted cash	1,655	1,655
Long-term investment in sales-type lease, net	31,050	18,317
Property and equipment, net	30,620	31,079
Service spares, net	3,023	3,090
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	1,637	2,525
Deferred tax assets, net	66,496	26,016
Other non-current assets	17,629	16,025
TOTAL ASSETS	$714,572	$694,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,504	$27,837
Accrued payroll and related expenses	17,199	27,452
Other accrued liabilities	10,303	24,079
Deferred revenue	83,129	86,731
Total current liabilities	156,135	166,099

Long-term deferred revenue	27,258	33,306
Other non-current liabilities	5,703	2,260
TOTAL LIABILITIES	189,096	201,665
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,757,458 and 40,693,707 shares, respectively	622,604	610,279
Accumulated other comprehensive income	2,782	7,642
Accumulated deficit	(99,910)	(125,411)
TOTAL SHAREHOLDERS’ EQUITY	525,476	492,510
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$714,572	$694,175
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Product	$499,432	$601,294	$460,748
Service	130,377	123,395	100,858
Total revenue	629,809	724,689	561,606
Cost of revenue:
Cost of product revenue	332,016	426,821	321,554
Cost of service revenue	77,578	72,185	55,638
Total cost of revenue	409,594	499,006	377,192
Gross profit	220,215	225,683	184,414
Operating expenses:
Research and development, net	112,130	96,563	94,048
Sales and marketing	64,893	60,150	57,785
General and administrative	34,053	27,966	23,381
Total operating expenses	211,076	184,679	175,214
Income from operations	9,139	41,004	9,200

Other income (expense), net	(1,365)	365	(9)
Interest income, net	2,147	1,408	506
Income before income taxes	9,921	42,777	9,697
Income tax benefit (expense)	694	(15,240)	52,626
Net income	$10,615	$27,537	$62,323

Basic net income per common share	$0.27	$0.70	$1.61
Diluted net income per common share	$0.26	$0.68	$1.54

Basic weighted average shares outstanding	39,833	39,257	38,634
Diluted weighted average shares outstanding	41,012	40,691	40,435
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$10,615	$27,537	$62,323
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	8	(20)	12
Foreign currency translation adjustments	426	(394)	(1,188)
Unrealized gain on cash flow hedges	8,030	5,251	8,475
Reclassification adjustments on cash flow hedges included in net income	(13,324)	(3,698)	(1,649)
Other comprehensive income (loss)	(4,860)	1,139	5,650
Comprehensive income	$5,755	$28,676	$67,973
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock and Additional Paid In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, December 31, 2013	40,470	$586,243	$853	$(211,509)	$375,587
Issuance of shares under employee stock purchase plan	21	611			611
Exercise of stock options	411	3,086			3,086
Restricted shares issued for compensation, net of forfeitures and taxes	(80)	(1,914)		(1,853)	(3,767)
Share-based compensation	—	10,364			10,364
Other comprehensive income			5,650		5,650
Net income				62,323	62,323
BALANCE, December 31, 2014	40,822	$598,390	$6,503	$(151,039)	$453,854

Issuance of shares under employee stock purchase plan	27	711			711
Exercise of stock options	229	2,289			2,289
Restricted shares issued for compensation, net of forfeitures and taxes	(384)	(2,464)		(1,909)	(4,373)
Share-based compensation	—	11,353			11,353
Other comprehensive income			1,139		1,139
Net income				27,537	27,537
BALANCE, December 31, 2015	40,694	$610,279	$7,642	$(125,411)	$492,510

Issuance of shares under employee stock purchase plan	27	718			718
Exercise of stock options	169	2,121			2,121
Restricted shares issued for compensation, net of forfeitures and taxes	(133)	(1,665)		(1,714)	(3,379)
Share-based compensation	—	11,151			11,151
Other comprehensive loss			(4,860)		(4,860)
Cumulative-effect adjustment resulting from adoption of ASU 2016-09				16,600	16,600
Net income				10,615	10,615
BALANCE, December 31, 2016	40,757	$622,604	$2,782	$(99,910)	$525,476
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$10,615	$27,537	$62,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,684	17,017	16,324
Share-based compensation expense	11,151	11,353	10,364
Deferred income taxes	(1,861)	12,103	(53,204)
Other	2,850	1,945	4,159
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	(78,396)	36,665	17,450
Long-term investment in sales-type lease, net	(17,224)	11,510	(32,889)
Inventory	15,343	21,292	(54,147)
Prepaid expenses and other assets	2,265	(3,972)	(9,349)
Accounts payable	16,903	(19,849)	14,504
Accrued payroll and related expenses and other accrued liabilities	(21,073)	23,841	(5,237)
Deferred revenue	(7,570)	8,314	(28,407)
Net cash provided by (used in) operating activities	(52,313)	147,756	(58,109)
Investing activities:
Sales and maturities of available-for-sale investments	30,990	16,229	53,608
Purchases of available-for-sale investments	(16,159)	(14,991)	(56,064)
Decrease (increase) in restricted cash	1,670	13,445	(3,106)
Purchases of property and equipment	(7,503)	(7,467)	(17,193)
Net cash provided by (used in) investing activities	8,998	7,216	(22,755)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	718	711	611
Purchase of employee restricted shares to fund related statutory tax withholding	(3,379)	(4,373)	(3,767)
Proceeds from exercise of options	2,121	2,289	3,086
Net cash used in financing activities	(540)	(1,373)	(70)
Effect of foreign exchange rate changes on cash and cash equivalents	157	428	934
Net increase (decrease) in cash and cash equivalents	(43,698)	154,027	(80,000)
Cash and cash equivalents:
Beginning of period	266,660	112,633	192,633
End of period	$222,962	$266,660	$112,633
Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$4	$5
Cash paid for income taxes	2,441	3,890	2,935
Non-cash investing and financing activities:
Inventory transfers to property and equipment and service spares	$5,292	$8,177	$3,313
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS
Cray Inc., or Cray, or the Company, designs, develops, manufactures, markets and services the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers, and provides data analytics, artificial intelligence and storage solutions. The Company also provides software, system maintenance and support services and engineering services related to supercomputer systems and data analytics, artificial intelligence and storage solutions. Cray’s supercomputer systems address challenging scientific, engineering, commercial and national security computing problems. The Company’s customers include foreign and domestic governments and government-funded entities, academic institutions and commercial entities.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of highly liquid financial instruments that are readily convertible to cash and have maturities of three months or less at the time of acquisition. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. As of December 31, 2015, the Company had $1.7 million in short-term restricted cash. As of December 31, 2016 and 2015, the Company had $1.7 million in long-term restricted cash. The restricted cash is associated with certain letters of credit outstanding to secure customer prepayments.
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
Foreign Currency Derivatives
The Company uses foreign currency exchange contracts to hedge certain foreign currency exposures. Foreign currency exchange contracts are cash flow hedges of the Company’s foreign currency exposures on certain revenue contracts and are recorded at the contract’s fair value. Most of the Company’s foreign currency exchange contracts are designated as cash flow hedges for the purposes of hedge accounting treatment and any gains or losses on the effective portion of the foreign currency exchange

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the foreign currency exchange contract. When the hedged transaction is recognized, any unrecognized gains or losses on the hedged transaction are reclassified into results of operations in the same period. Any hedge ineffectiveness is recorded to operations in the current period. The Company measures hedge effectiveness by comparing changes in fair values of the foreign currency exchange contract and expected cash flows based on changes in the spot prices of the underlying currencies. Cash flows from foreign currency exchange contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. Unrealized gains or losses related to foreign currency exchange contracts that are not designated as cash flow hedges for the purposes of hedge accounting treatment are recorded in other income (expense) in the Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. The Company does not use derivative financial instruments for speculative purposes.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company performed its qualitative assessment during the fourth fiscal quarter of 2016 and concluded that it was more likely than not that the fair values of its reporting units were greater than their carrying amounts. After reaching this conclusion, the two-step impairment test was unnecessary and no further testing was performed. The qualitative factors that were considered included, but were not limited to, general economic conditions, outlook for the HPC and big data markets, recent and forecasted financial performance and the price of the Company’s common stock.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
 Foreign Currency Translation
The Company uses the U.S. dollar predominantly as its functional currency. Assets and liabilities of foreign subsidiaries that have a functional currency denominated in non-U.S. dollars are translated into U.S. dollars at year-end exchange rates, and revenue and expenses of these foreign subsidiaries are translated at average rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income,” a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations. Net transaction losses were $1.0 million for 2016 and net transaction gains were $1.6 million and $2.1 million for 2015 and 2014, respectively.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. A valuation allowance for deferred tax assets is provided when the Company estimates that it is more likely than not that all or a portion of the deferred tax assets may not be realized through future operations. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, recent results of operations and expected future profitability. The Company considers its actual historical results over several years to have stronger weight than other more subjective indicators, including forecasts, when considering whether to establish or reduce a valuation allowance on deferred tax assets. The Company has significant difficulty projecting future results due to the nature of the business and the industry in which it operates.
The Company’s deferred tax assets increased by $16.6 million as a result of the adoption of Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. No changes were required to previously recorded valuation allowances at the time of adoption. ASU 2016-09 will result in increased volatility in the Company’s effective tax rate.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016, the Company had approximately $94.3 million of net deferred tax assets before application of a valuation allowance. As of December 31, 2016, net deferred tax assets after reduction by the valuation allowance of $8.7 million were $85.6 million. During the year ended December 31, 2014, the Company reduced substantially all of the remaining valuation allowance held against the Company’s U.S. deferred tax assets. The assessment of the Company’s ability to utilize its deferred tax assets included an assessment of all known business risks and industry trends as well as forecasted domestic and international earnings over a number of years. The Company’s ability to forecast results significantly into the future is limited due to the rapid rate of technological and competitive change in the industry in which it operates.
The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period, the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax provision or benefit in its Consolidated Statements of Operations when that occurs. The Company recognizes the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the Company’s position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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
The Company grants performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recorded when vesting is deemed to be “probable.”
Awards are evaluated for probability of vesting each reporting period.
Shipping and Handling Costs
Costs related to shipping and handling are included in “Cost of product revenue” and “Cost of service revenue” in the accompanying Consolidated Statements of Operations.
Advertising Costs
Sales and marketing expenses in the accompanying Consolidated Statements of Operations included advertising expenses of $3.2 million, $2.3 million, and $2.9 million in 2016, 2015, and 2014, respectively. The Company incurs advertising costs for representation at certain trade shows, promotional events and sales lead generation, as well as design and printing costs for promotional materials. The Company expenses all advertising costs as incurred.
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

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the years ended December 31, 2016, 2015 and 2014, the added shares from these items included in the calculation of diluted shares and EPS totaled approximately 1.2 million, 1.4 million, and 1.8 million, respectively. Potentially dilutive shares of 1.2 million, 0.9 million, and 0.6 million, respectively, have been excluded from the denominator in the computation of diluted EPS for the years ended December 31, 2016, 2015 and 2014, respectively, because they were antidilutive. An additional 1.2 million, 1.2 million and 0.8 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of diluted EPS for the years ended December 31, 2016, 2015 and 2014, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, a component of Shareholders’ equity, consisted of the following at December 31 (in thousands):

	2016	2015
Accumulated unrealized net loss on available-for-sale investments	$—	$(8)
Accumulated currency translation adjustments	2,101	1,675
Accumulated unrealized net gain on cash flow hedges	681	5,975
Accumulated other comprehensive income	$2,782	$7,642
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09. The Company will be required to make additional disclosures under the new guidance. However, at this time, the Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11. Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in-first-out (FIFO) or average cost method be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company will adopt ASU 2015-11 as required in its 2017 interim and annual reporting periods. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Adoption of ASU 2015-17 is required for fiscal reporting periods

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

beginning after December 15, 2016, including interim reporting periods within those fiscal years, and either prospective or retrospective application is permitted. Early adoption of ASU 2015-17 is permitted. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on its Consolidated Balance Sheet. The Company will adopt ASU 2015-17 in its 2017 interim and annual reporting periods.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825, or ASU 2016-01. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. Adoption of ASU 2016-01 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842, or ASU 2016-02, that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. The updated guidance simplifies and changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of certain items in the statement of cash flows. Adoption of ASU 2016-09 is required for fiscal reporting periods beginning after December 15, 2016, including interim reporting periods within those fiscal years with early adoption being permitted. The Company early-adopted ASU 2016-09 in the first quarter of 2016.
At the time of adoption of ASU 2016-09, the Company recognized $16.6 million in deferred tax assets for all excess tax benefits that had not been previously recognized because the related tax deduction had not reduced taxes payable. This was accomplished through a cumulative-effect adjustment to accumulated deficit. All excess tax benefits and all tax deficiencies generated in the current and future periods will be recorded as income tax benefit or expense in the Company’s Consolidated Statements of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. The Company has determined that none of the other provisions of ASU 2016-09 will have a significant impact on its consolidated financial statements.
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Adoption of ASU 2016-15 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. Adoption of ASU 2016-18 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$224,617	$224,617	$—
Foreign currency exchange contracts (1)	11,250	—	11,250
Assets measured at fair value at December 31, 2016	$235,867	$224,617	$11,250
Liabilities:
Foreign currency exchange contracts (2)	41	—	41
Liabilities measured at fair value at December 31, 2016	$41	$—	$41

Description	Fair Value as of December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$269,966	$269,966	$—
Available-for-sale investments (3)	14,925	14,925	—
Foreign currency exchange contracts (1)	11,602	—	11,602
Assets measured at fair value at December 31, 2015	$296,493	$284,891	$11,602
Liabilities:
Foreign currency exchange contracts (2)	3	—	3
Liabilities measured at fair value at December 31, 2015	$3	$—	$3
 _______________________________

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.

(3)	Included in “Short-term investments” on the Company’s Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2016 and 2015, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	December 31,
	2016	2015
British Pounds (GBP)	—	39.2
Euros (EUR)	1.5	6.0
Swiss Francs (CHF)	3.6	33.0
Canadian Dollars (CAD)	54.4	—
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $46.9 million and $107.3 million as of December 31, 2016 and December 31, 2015, respectively.
As of December 31, 2016 and 2015, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	December 31,
	2016	2015
British Pounds (GBP)	33.8	31.5
Euros (EUR)	8.0	3.8
Swiss Francs (CHF)	—	0.3
Japanese Yen (JPY)	2,464.7	274.0
Canadian Dollars (CAD)	32.4	—
The foreign currency exposure related to these contracts was approximately $107.5 million as of December 31, 2016 and $55.6 million as of December 31, 2015. Unrealized gains or losses related to these dedesignated contracts are recorded in other income (expense) in the Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the hedged contracts are expected to be received from 2017 through 2022, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, each period during which hedged receivables denominated in a foreign currency are outstanding.
As of December 31, 2016 and 2015, the fair value of outstanding foreign currency exchange contracts totaled a net gain of $11.2 million and $11.6 million, respectively.
Fair values of derivative instruments, consisting of foreign currency exchange contracts, designated as cash flow hedges (in thousands):

	December 31,
Balance Sheet Location	2016	2015
Prepaid expenses and other current assets	$71	$3,956
Other non-current assets	367	5,183
Other accrued liabilities	(9)	—
Other non-current liabilities	(5)	(2)
Total fair value of derivative instruments designated as cash flow hedges	$424	$9,137
As of December 31, 2016 and 2015, unrecognized gains, net of tax, of $0.7 million and $6.0 million, respectively, were included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair values of derivative instruments, consisting of foreign currency exchange contracts, not designated as cash flow hedges (in thousands):

	December 31,
Balance Sheet Location	2016	2015
Prepaid expenses and other current assets	$5,344	$1,807
Other non-current assets	5,468	656
Other accrued liabilities	(27)	(1)
Total fair value of derivative instruments not designated as cash flow hedges	$10,785	$2,462
NOTE 4 ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands). The gross reclassification adjustments increased product revenue for all years presented.

	Year Ended December 31,
	2016	2015	2014

Gross of Tax Reclassifications	$22,207	$6,163	$2,748
Net of Tax Reclassifications	$13,324	$3,698	$1,649
The following tables show the changes in Accumulated Other Comprehensive Income by component for the years ended December 31, 2016 and 2015 (in thousands):

Year Ended December 31, 2016
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	8	426	(5,294)	(4,860)
Ending balance	$—	$2,101	$681	$2,782

Income tax expense (benefit) associated with current-period change	$6	$(152)	$(2,425)	$(2,571)

Year Ended December 31, 2015
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$12	$2,069	$4,422	$6,503
Current-period change, net of tax	(20)	(394)	1,553	1,139
Ending balance	$(8)	$1,675	$5,975	$7,642

Income tax expense (benefit) associated with current-period change	$(13)	$(335)	$1,005	$657

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 INVESTMENTS
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.”  Changes in fair value are reflected in other comprehensive income (loss). The carrying amount of the Company’s investments in available-for-sale securities are shown in the table below (in thousands):

December 31, 2015
Short-term available-for-sale securities cost	$14,939
Short-term available-for-sale securities unrealized loss	(14)
Short-term available-for-sale securities fair value	$14,925
The Company’s debt securities were investment grade and carried a long-term rating of A2/A or higher.
NOTE 6    ACCOUNTS AND OTHER RECEIVABLES, NET
A summary of net accounts and other receivables follows (in thousands):

	December 31,
	2016	2015
Trade accounts receivable	$156,705	$83,750
Unbilled receivables	17,264	7,685
Advance billings	1,915	11,637
Short-term investment in sales-type lease	8,683	10,004
Other receivables	13,395	11,662
	197,962	124,738
Allowance for doubtful accounts	(21)	(19)
Accounts and other receivables, net	$197,941	$124,719
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of December 31, 2016 and 2015, accounts receivable included $104.6 million and $44.2 million, respectively, due from the U.S. Government. Of these amounts, $1.4 million and $2.2 million were unbilled as of December 31, 2016 and 2015, respectively, based upon contractual billing arrangements with these customers. As of December 31, 2016, two non-U.S. Government customers accounted for 24% of total accounts and other receivables. As of December 31, 2015, one non-U.S. Government customer accounted for 18% of total accounts and other receivables.
NOTE 7    SALES-TYPE LEASE
As of December 31, 2016 and 2015, the Company had a sales-type lease with one of its customers. Under the terms of the original agreement, the Company provided a high performance computing solution to the customer for a term of four years, beginning at the customer’s acceptance of the system. In the second quarter of 2016, the Company delivered a second high performance computing solution and extended the original agreement, which will now end in September 2020. The lease extension, and delivery of the second high performance computing solution, has been accounted for as a separate sale and is not considered a lease modification. The lease is designated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the components of the net investment in the sales-type lease as of December 31, 2016 and 2015 (in thousands):

	December 31
	2016	2015
Total minimum lease payments to be received	$52,224	$36,863
Less: executory costs	(10,139)	(7,434)
Net minimum lease payments receivable	42,085	29,429
Less: unearned income	(2,352)	(1,108)
Net investment in sales-type lease	39,733	28,321
Less: long-term investment in sales-type lease	(31,050)	(18,317)
Investment in sales-type lease included in accounts and other receivables	$8,683	$10,004
    As of December 31, 2016, minimum lease payments for each of the succeeding four fiscal years were as follows (in thousands):

2017	$13,681
2018	13,857
2019	14,115
2020	10,571
Total minimum lease payments to be received	$52,224
NOTE 8    INVENTORY
A summary of inventory follows (in thousands):

	December 31
	2016	2015
Components and subassemblies	$31,695	$20,806
Work in process	39,894	43,071
Finished goods	16,665	49,778
	$88,254	$113,655
As of December 31, 2016 and 2015, $10.5 million and $49.5 million, respectively, of finished goods inventory was located at customer sites pending acceptance. At December 31, 2016, two customers accounted for $11.9 million of finished goods inventory and at December 31, 2015, three customers accounted for $41.7 million of finished goods inventory.
During 2016, 2015 and 2014, the Company wrote-off $4.8 million, $0.5 million and $2.3 million, respectively, of excess and obsolete inventory.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9    PROPERTY AND EQUIPMENT, NET
A summary of property and equipment follows (in thousands):

	December 31,
	2016	2015
Land	$498	$275
Buildings	20,679	20,612
Furniture and equipment	11,740	14,190
Computer equipment	54,541	65,957
Leasehold improvements	2,976	1,098
	90,434	102,132
Accumulated depreciation and amortization	(59,814)	(71,053)
Property and equipment, net	$30,620	$31,079
Depreciation expense on property and equipment for 2016, 2015 and 2014 was $12.5 million, $13.3 million and $12.8 million, respectively.
NOTE 10    SERVICE SPARES, NET
A summary of service spares follows (in thousands):

	December 31,
	2016	2015
Service spares	$6,503	$15,082
Accumulated depreciation	(3,480)	(11,992)
Service spares, net	$3,023	$3,090
Depreciation expense on service spares for 2016, 2015 and 2014 was $1.5 million, $1.1 million and $1.0 million, respectively.
NOTE 11    DEFERRED REVENUE
A summary of deferred revenue follows (in thousands):

	December 31
	2016	2015
Deferred product revenue	$14,274	$22,215
Deferred service revenue	96,113	97,822
Total deferred revenue	110,387	120,037
Less long-term deferred revenue	(27,258)	(33,306)
Deferred revenue in current liabilities	$83,129	$86,731
As of December 31, 2016 and 2015, the U.S. Government accounted for $60.3 million and $57.7 million, respectively, of total deferred revenue. As of December 31, 2016 and 2015, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
NOTE 12    COMMITMENTS AND CONTINGENCIES
The Company has recorded rent expense under leases for buildings or office space, which were accounted for as operating leases, in 2016, 2015 and 2014 of $8.4 million, $5.9 million, and $5.2 million, respectively. The 2016 rent expense includes a $2.3 million lease termination fee for the Company’s St. Paul facility.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Minimum contractual commitments as of December 31, 2016, were as follows (in thousands):

	Operating Leases	Development Agreements
2017	$6,585	$16,002
2018	6,908	2,531
2019	6,475	40
2020	5,857	15
2021	5,910	—
Thereafter	26,720	—
Minimum contractual commitments	$58,455	$18,588
In its normal course of operations, the Company engages in development arrangements under which it hires outside engineering resources to augment its existing internal staff in order to complete research and development projects, or parts thereof. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $15.6 million, $14.3 million and $12.2 million, respectively, for such arrangements.
Litigation
From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business. Other than as outlined below, none of these legal proceedings are deemed to be material to the Company’s business.
The Company is subject to patent lawsuits brought by Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. Trial in the first action is currently scheduled to commence in March 2017 and trial in the second action is currently scheduled to commence in October 2017. The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
NOTE 13    INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent consequences of events that have been recognized differently in the financial statements under GAAP than for tax purposes.
Most of the Company’s deferred tax assets result from net operating loss carryforwards and research and development tax credits. As of December 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $90.2 million and U.S. federal research and development tax credit carryforwards of approximately $25.2 million. Upon the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in March of 2016, the Company recognized $16.6 million in deferred tax benefits from approximately $47.4 million of federal net operating losses attributable to share-based income tax deductions that exceeded amounts that had been recognized for financial reporting purposes. These deferred tax benefits were recorded as a cumulative-effect adjustment to accumulated deficit. The federal net operating loss carryforwards will expire from 2019 through 2036, and the federal research and development tax credits will expire from 2021 through 2036 if not utilized. Utilization of $25.6 million of the Company’s federal net operating loss carryforwards generated prior to May 10, 2001 is limited under Section 382 of the Internal Revenue Code to $4.3 million per year. As of December 31, 2016, the Company had approximately $6.2 million of foreign net operating loss carryforwards in various jurisdictions. Most of the Company’s foreign net operating losses can be carried forward indefinitely, with certain amounts expiring from 2017 to 2026.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$2,648	$38,362	$5,710
International	7,273	4,415	3,987
Total	$9,921	$42,777	$9,697
The tax provision (benefit) for income taxes related to operations consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision (benefit):
Federal	$3	$725	$230
State	(279)	1,389	(392)
Foreign	1,443	1,023	740
Total current provision	1,167	3,137	578
Deferred provision (benefit):
Federal	(2,127)	12,198	(53,242)
State	416	(52)	(885)
Foreign	(150)	(43)	923
Total deferred provision (benefit)	(1,861)	12,103	(53,204)
Total provision (benefit) for income taxes	$(694)	$15,240	$(52,626)
The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax provision at statutory rate	$3,472	$14,972	$3,394
State taxes, net of federal benefit	89	897	(217)
Foreign income taxes	(407)	(12)	284
Additional deductions from share-based compensation	(1,815)	—	—
Deemed dividends for U.S. income tax purposes	329	407	492
Nondeductible expenses	231	283	337
Disallowed compensation	331	455	(116)
Audit settlement	(297)	—	—
Research and development tax credit	(2,470)	(1,733)	(1,140)
Effect of change in valuation allowance on deferred tax assets	(157)	(29)	(55,660)
Effective income tax provision (benefit)	$(694)	$15,240	$(52,626)

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of the Company’s deferred income tax assets and liabilities follow (in thousands):

	December 31,
	2016	2015
Current:
Deferred Income Tax Assets
Inventory	$4,127	$3,930
Accrued compensation	511	1,213
Deferred revenue	14,742	18,372
Net operating loss carryforwards	—	2,636
Research and development credit carryforwards	—	16,264
Other	5,402	4,303
Gross current deferred tax assets	24,782	46,718
Valuation allowance	(819)	(2,995)
Current deferred tax assets	23,963	43,723
Deferred Income Tax Liabilities
Other	(4,846)	(5,095)
Current deferred tax liabilities	(4,846)	(5,095)
Net current deferred tax assets	$19,117	$38,628
Long-Term:
Deferred Income Tax Assets
Property and equipment	$8,188	$7,510
Research and development credit carryforwards	28,241	9,528
Net operating loss carryforwards	38,348	14,523
Goodwill	106	125
Share-based compensation	7,016	5,976
Other	7,537	4,084
Gross long-term deferred tax assets	89,436	41,746
Valuation allowance	(7,908)	(6,492)
Long-term deferred tax assets	81,528	35,254
Deferred Income Tax Liabilities
Investment in sales-type lease, net	(13,728)	(7,611)
Intangible assets	(421)	(512)
Other	(883)	(1,277)
Long-term deferred tax liabilities	(15,032)	(9,400)
Net long-term deferred tax asset	$66,496	$25,854
For the year ended December 31, 2015, long-term deferred income tax liabilities in the amount of $0.2 million have been included in other non-current liabilities on the Company’s Consolidated Balance Sheet.
The Company recorded an income tax benefit of $0.7 million during the year ended December 31, 2016, income tax expense of $15.2 million during the year ended December 31, 2015 and an income tax benefit of $52.6 million during the year ended December 31, 2014. The difference between the income tax provision at the statutory rate and the Company’s effective income tax benefit for the year ended December 31, 2016 was the result of research and development tax credits and additional tax deductions from share-based compensation, sometimes referred to as excess tax benefits, partially offset by state taxes, non-deductible expenses and other permanent items. Excess tax benefits arise when tax deductions recognized by the Company with respect to share-based compensation exceed the compensation cost attributable to share-based compensation that was recognized in the Company’s consolidated financial statements. The difference between the income tax provision at the statutory rate and the Company’s effective income tax provision for the year ended December 31, 2015 was the result of state taxes, non-deductible expenses and other permanent items, partially offset by research and development tax credits. The tax benefit recorded by the Company during the year ended December 31, 2014 was primarily attributable to a partial reduction, in the amount of $55.7 million, of the remaining valuation allowance that was held against the Company’s U.S. deferred tax assets.

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
The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period, it could record a substantial tax provision or benefit in the Consolidated Statements of Operations when that occurs.
The valuation allowance on deferred tax assets decreased by $0.8 million, $0.7 million and $67.7 million in 2016, 2015 and 2014, respectively. The decrease in the valuation allowance for the year ended December 31, 2014 included a reduction, in the amount of $55.7 million, of the valuation allowance held against the Company’s U.S. deferred tax assets based upon an assessment of all positive and negative evidence relating to future years.
As of December 31, 2016, undistributed earnings, in the approximate amount of $14.5 million, relating to the Company’s foreign subsidiaries are considered to be permanently reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation. As of December 31, 2016, the Company’s foreign subsidiaries held cash in the amount of $14.3 million.
The following table summarizes changes in the amount of the Company’s unrecognized tax benefits for uncertain tax positions for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$202
Increase related to prior year income tax positions	5,059
Increase related to current year income tax positions	369
Balance at December 31, 2014	$5,630
Increase related to prior year income tax positions	151
Increase related to current year income tax positions	433
Balance at December 31, 2015	$6,214
Increase related to prior year income tax positions	53
Decrease related to prior year income tax positions	(365)
Increase related to current year income tax positions	565
Balance at December 31, 2016	$6,467

The balance of unrecognized tax benefits as of December 31, 2016 was $6.5 million of tax benefits that, if recognized, would affect the effective tax rate. It is not anticipated that the balance of unrecognized tax benefits will significantly change over the next twelve months.
The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company defines its major tax jurisdictions to include Australia, Germany, the United Kingdom and the United States. The Company is no longer subject to income tax examinations with respect to Australia for periods before 2011 and for periods before 2015 in Germany and the United Kingdom, respectively. With respect to the U.S. federal and various state jurisdictions the Company is no longer subject to income tax examinations with respect to periods before 2013, although in such jurisdictions net operating loss and tax credit carryforwards generated in a year are subject to examination and adjustment for at least three years following the year in which such losses or credits are actually used to offset taxable income.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively. Such amounts were not material for 2016, 2015 and 2014.
NOTE 14    CREDIT FACILITIES
As of December 31, 2016, the Company had a $50.0 million revolving line of credit, or Credit Facility, with Wells Fargo Bank, National Association, designed to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility also supports the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. The Company is also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that the Company maintain certain financial ratios and restricts its ability to incur additional indebtedness, pay dividends or distributions, create liens on assets, and engage in certain other activities. The Company was in compliance with all of its financial covenants as of the end of each quarter for the year ended December 31, 2016. The Credit Facility matures in December 2017.
The Company made no draws and had no outstanding cash borrowings on the credit facility as of December 31, 2016.
As of December 31, 2016, the Company had $3.3 million in USD equivalent value in outstanding letters of credit and $1.7 million in restricted cash associated with certain letters of credit to secure customer prepayments and other customer related obligations.
NOTE 15    SHAREHOLDERS’ EQUITY
Preferred Stock:    The Company has 5,000,000 shares of undesignated preferred stock authorized, and no shares of preferred stock outstanding.
Common Stock:    The Company has 75,000,000 authorized shares of common stock with a par value of $0.01 per share.
Stock Plans:    As of December 31, 2016, the Company had one active equity incentive plan that provides shares available for option, restricted stock and restricted stock unit grants to employees, directors, executives and others.
Stock Options:    In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the indicated years ended December 31:

	2016	2015	2014
Risk-free interest rate	1.12%	1.31%	1.22%
Expected dividend yield	—%	—%	—%
Volatility	50.92%	50.55%	52.43%
Expected life (in years)	4.0	4.0	4.0
Weighted average Black-Scholes value of options granted	$13.16	$11.23	$11.16
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rates applied to the Company’s stock option grants for the years ended December 31, 2016, 2015 and 2014 were 8.0%, 8.0%, and 8.3%, respectively. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four-year vesting period (the requisite service period) and amortizes the fair value of stock options (share-based compensation cost) ratably over the requisite service period. Options to purchase shares expire no later than ten years after the date of grant.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	2,078,069	$9.29
Granted	323,900	26.92
Exercised	(411,352)	7.50
Canceled and forfeited	(59,627)	18.45
Outstanding at December 31, 2014	1,930,990	12.34
Granted	307,450	27.86
Exercised	(229,118)	9.99
Canceled and forfeited	(60,847)	20.00
Outstanding at December 31, 2015	1,948,475	14.83
Granted	240,075	32.65
Exercised	(168,825)	12.57
Canceled and forfeited	(30,588)	26.60
Outstanding at December 31, 2016	1,989,137	16.99	5.8
Exercisable at December 31, 2016	1,486,211	12.98	4.8
Available for grant at December 31, 2016	3,600,599
Outstanding and exercisable options by price range as of December 31, 2016, were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 10.00	771,511	3.1	$5.58	771,511	$5.58
$ 10.01 - $ 20.00	390,595	5.9	$15.22	364,408	$14.90
$ 20.01 - $ 30.00	560,639	7.8	$26.44	304,918	$26.18
$ 30.01 - $ 42.40	266,392	9.3	$32.73	45,374	$34.68
$ 0.00 - $ 42.40	1,989,137	5.8	$16.99	1,486,211	$12.98

As of December 31, 2016, there was $13.8 million of aggregate intrinsic value of outstanding stock options, including $13.8 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2016. This amount changes, based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $4.0 million, $5.0 million, and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Stock:    During 2016, 2015 and 2014, the Company issued an aggregate of 9,893, 45,175, and 463,734 shares of restricted stock, respectively, to certain directors, executives and other employees. The grant date fair value of these grants was approximately $0.3 million, $1.4 million, and $13.3 million for 2016, 2015 and 2014, respectively. Share-based compensation expense is recorded over the vesting period, which is generally one year for non-employee directors and four years for officers and employees of the Company.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s unvested restricted stock grants and changes during the indicated years ended December 31 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,127,700	$12.05	1,094,000	$15.94	2,221,700	$13.97
Granted	463,734	28.74	—	—	463,734	28.74
Forfeited	(134,653)	15.39	(277,000)	17.49	(411,653)	16.80
Vested	(423,179)	11.14	—	—	(423,179)	11.14
Outstanding at December 31, 2014	1,033,602	19.48	817,000	15.41	1,850,602	17.68
Granted	45,175	30.44	—	—	45,175	30.44
Forfeited	(48,998)	24.00	(219,000)	15.60	(267,998)	17.14
Vested	(513,336)	15.34	(12,500)	28.20	(525,836)	15.64
Outstanding at December 31, 2015	516,443	24.12	585,500	15.07	1,101,943	19.31
Granted	9,893	34.86	—	—	9,893	34.86
Forfeited	(18,685)	24.73	(72,000)	15.57	(90,685)	17.46
Vested	(250,849)	22.14	—	—	(250,849)	22.14
Outstanding at December 31, 2016	256,802	26.43	513,500	15.00	770,302	18.81
The estimated forfeiture rates applied to the Company’s service vesting restricted stock grants during the years ended December 31, 2016, 2015 and 2014 were 8.0%, 8.0% and 6.3%, respectively. The aggregate fair value of restricted shares vested during 2016, 2015 and 2014 was $7.7 million, $14.2 million, and $11.9 million, respectively. Performance vesting restricted shares totaling 476,000 will expire unvested at the time of filing this Form 10-K as the criteria for vesting was not satisfied during the performance period. This will also have the impact of reducing the number of shares of outstanding Common Stock by 476,000 shares. The remaining performance vesting restricted shares are eligible to vest in 2017. No compensation cost has been recorded for these grants.
Restricted Stock Units:    During 2016 and 2015, the Company issued an aggregate of 244,160 and 984,850 restricted stock and performance vesting restricted stock units, respectively, to certain executives and other employees. The grant date fair value of these grants was approximately $8.0 million and $29.5 million for 2016 and 2015, respectively. There were no restricted stock units issued or outstanding as of December 31, 2014. Restricted stock units have similar vesting characteristics as restricted stock but are not outstanding shares and do not have any voting or dividend rights. The Company records share-based compensation expense over the vesting period. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the Company’s unvested restricted stock unit grants and changes during the indicated years ended December 31 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	—	$—	—	$—	—	$—
Granted	285,550	$29.78	699,300	$30.04	984,850	$29.97
Forfeited	(12,500)	$30.48	(66,600)	$30.04	(79,100)	$30.11
Vested	—	$—	—	$—	—	$—
Outstanding at December 31, 2015	273,050	$29.75	632,700	$30.04	905,750	$29.95
Granted	220,575	$31.89	23,585	$42.65	244,160	$32.93
Forfeited	(7,700)	$29.44	—	$—	(7,700)	$29.44
Vested	(60,204)	$29.57	—	$—	(60,204)	$29.57
Outstanding at December 31, 2016	425,721	$30.89	656,285	$30.49	1,082,006	$30.65
The estimated forfeiture rates applied to the Company’s service vesting restricted stock unit grants during the years ended December 31, 2016 and 2015 were 8.0% and 8.0%, respectively. The aggregate fair value of restricted stock units vested during 2016 was $1.9 million. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Share-based Compensation Expense:    Including performance-based equity awards, the Company had $43.1 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of December 31, 2016. Excluding the $27.7 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $15.4 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options, unvested non-performance-based restricted stock and unvested non-performance-based restricted stock units is expected to be recognized over a weighted average period of 2.5 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Consolidated Statements of Operations for the indicated years ended December 31 (in thousands):

	2016	2015	2014
Cost of product revenue	$320	$254	$229
Cost of service revenue	211	276	255
Research and development	3,113	3,770	2,721
Sales and marketing	3,710	3,047	3,152
General and administrative	3,797	4,006	4,007
Total share-based compensation expense	$11,151	$11,353	$10,364
Employee Stock Purchase Plan (ESPP):    Under the Company’s non-compensatory employee stock purchase plan, the maximum number of shares of the Company’s common stock that employees could acquire under the ESPP is 1,750,000 shares. Eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages. The purchase price per share under the ESPP is 95% of the closing market price on the fourth business day after the end of each offering period. As of December 31, 2016, 2015 and 2014, an aggregate of 1,098,085, 1,070,343 and 1,043,228 shares, respectively, had been issued under the ESPP.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16    BENEFIT PLANS
401(k) Plan
For the three years ended December 31, 2016, the Company’s retirement plan covered substantially all U.S. employees and provided for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches a portion of employee contributions. The 2016, 2015 and 2014 Company match expense was $2.9 million, $2.6 million and $1.6 million, respectively.
Pension Plan
The Company’s German subsidiary maintains a defined benefit pension plan. At December 31, 2016, the excess of plan assets over the projected benefit obligation of $2.0 million was $0.2 million. At December 31, 2015, the excess of plan assets over the projected benefit obligation of $2.1 million was $0.2 million. Plan assets are invested in insurance policies payable to employees. Net pension expense was not material for any period. Contributions to the plan are not expected to be significant to the financial position of the Company.
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
Storage and Data Management
Storage and Data Management includes Cray Data Warp and Sonexion as well as other third-party storage products and their ongoing maintenance and system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents revenues and gross margin for the Company’s operating segments for the indicated years ended December 31 (in thousands):

	2016	2015	2014
Revenue:
Supercomputing	$510,403	$581,733	$459,729
Storage and Data Management	89,438	112,862	84,412
Maintenance and Support	107,795	97,091	86,573
Engineering Services and Other	29,968	30,094	17,465
Elimination of inter-segment revenue	(107,795)	(97,091)	(86,573)
Total revenue	$629,809	$724,689	$561,606

Gross Profit:
Supercomputing	$173,245	$177,048	$146,565
Storage and Data Management	34,125	37,181	31,572
Maintenance and Support	43,147	41,487	38,819
Engineering Services and Other	12,845	11,454	6,277
Elimination of inter-segment gross profit	(43,147)	(41,487)	(38,819)
Total gross profit	$220,215	$225,683	$184,414
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue and long-lived assets for the United States and all other countries (in thousands):

	United States	All Other Countries	Total
For the year ended December 31, 2016:
Product revenue	$251,317	$248,115	$499,432
Service revenue	$88,208	$42,169	$130,377
Long-lived assets	$39,933	$36,555	$76,488
For the year ended December 31, 2015:
Product revenue	$373,494	$227,800	$601,294
Service revenue	$88,956	$34,439	$123,395
Long-lived assets	$39,014	$23,238	$62,252
For the year ended December 31, 2014:
Product revenue	$253,930	$206,818	$460,748
Service revenue	$72,434	$28,424	$100,858
Long-lived assets	$41,378	$36,206	$77,584
Long-lived assets as of December 31, 2016, 2015 and 2014, included $31.1 million, $18.3 million and $31.1 million, respectively, of long-term investment in sales-type lease which was held by the Company’s United Kingdom subsidiary.
Revenue attributed to foreign countries is derived from sales to customers located outside the United States. Revenue derived from the U.S. Government totaled approximately $296.9 million, $338.5 million and $272.0 million in 2016, 2015 and 2014, respectively. In 2016, one non-U.S. Government customer accounted for 10% of total revenue. In 2015 and 2014, no non-U.S. Government customers accounted for more than 10% of total revenue. In general, concentrations of revenue by customer encompass all segments. In 2016, the United Kingdom accounted for 17% of total revenue. In 2015, no foreign countries accounted for more than 10% of total revenue. In 2014, the United Kingdom and Germany accounted for a combined 23% of total revenue.

CRAY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18    RESEARCH AND DEVELOPMENT
Details for the Company’s net research and development expenses for the indicated years ended December 31 follows (in thousands):

	2016	2015	2014
Gross research and development expenses	$130,006	$126,060	$104,797
Less: Amounts included in cost of revenue	(12,621)	(16,515)	(7,713)
Less: Reimbursed research and development (excludes amounts in revenue)	(5,255)	(12,982)	(3,036)
Net research and development expenses	$112,130	$96,563	$94,048
NOTE 19    INTEREST INCOME (EXPENSE)
The detail of interest income (expense) for the indicated years ended December 31 follows (in thousands):

	2016	2015	2014
Interest income	$2,120	$1,465	$643
Interest expense	27	(57)	(137)
Net interest income	$2,147	$1,408	$506
Interest income is earned by the Company on cash and cash equivalents, investment balances and the investment in sales-type lease.
NOTE 20    QUARTERLY DATA (UNAUDITED)
The following table presents unaudited quarterly financial information for the two years ended December 31, 2016. In the opinion of management, this information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.
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
(In thousands, except per share data)

	2016				2015
For the Quarter Ended	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Revenue	$105,549	$100,235	$77,451	$346,574	$79,644	$186,161	$191,413	$267,471
Cost of revenue	65,587	64,074	53,850	226,083	55,608	136,576	125,531	181,291
Gross profit	39,962	36,161	23,601	120,491	24,036	49,585	65,882	86,180
Research and development, net	25,840	27,399	29,084	29,807	22,187	20,106	24,989	29,281
Sales and marketing	16,001	15,380	15,010	18,502	12,552	13,412	16,132	18,054
General and administrative	7,338	9,019	7,968	9,728	6,140	6,435	6,729	8,662
Net income (loss)	(5,013)	(13,126)	(23,021)	51,775	(9,394)	5,781	10,855	20,295
Net income (loss) per common share, basic	$(0.13)	$(0.33)	$(0.58)	$1.30	$(0.24)	$0.15	$0.28	$0.51
Net income (loss) per common share, diluted	$(0.13)	$(0.33)	$(0.58)	$1.27	$(0.24)	$0.14	$0.27	$0.50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cray Inc.

We have audited the accompanying consolidated balance sheets of Cray Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cray Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2017, expressed an unqualified opinion.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 10, 2017

Schedule II — Valuation and Qualifying Accounts(1)
December 31, 2016
(In thousands)

Description	Balance at Beginning of Period	Charge to Expense	Deductions (2)	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$157	$22	$(82)	$97
Year ended December 31, 2015:
Allowance for doubtful accounts	$97	$—	$(78)	$19
Year ended December 31, 2016:
Allowance for doubtful accounts	$19	$2	$—	$21

(1)	The Company does not have any warranty liabilities.

(2)	Deductions represent uncollectible accounts written off, net of recoveries.