Form 10-Q
period 2017-03-31
CRAY INC
filed 2017-05-02
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 40,286,804 shares of Common Stock issued and outstanding.

CRAY INC.

CRAY and SONEXION are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers, DataWarp and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$198,320	$222,962
Restricted cash	402	—
Short-term investments	84,813	—
Accounts and other receivables, net	54,787	197,941
Inventory	113,615	88,254
Prepaid expenses and other current assets	16,438	20,006
Total current assets	468,375	529,163

Long-term restricted cash	1,655	1,655
Long-term investment in sales-type lease, net	29,525	31,050
Property and equipment, net	38,233	30,620
Service spares, net	2,911	3,023
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	1,448	1,637
Deferred tax assets	96,947	85,613
Other non-current assets	15,408	17,629
TOTAL ASSETS	$668,684	$714,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,186	$45,504
Accrued payroll and related expenses	10,105	17,199
Other accrued liabilities	4,296	10,303
Deferred revenue	73,074	83,129
Total current liabilities	118,661	156,135

Long-term deferred revenue	27,639	27,258
Other non-current liabilities	13,211	5,703
TOTAL LIABILITIES	159,511	189,096

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,300,399 and 40,757,458 shares, respectively	625,513	622,604
Accumulated other comprehensive income	2,850	2,782
Accumulated deficit	(119,190)	(99,910)
TOTAL SHAREHOLDERS’ EQUITY	509,173	525,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$668,684	$714,572
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$21,128	$71,410
Service	37,903	34,139
Total revenue	59,031	105,549
Cost of revenue:
Cost of product revenue	14,751	46,178
Cost of service revenue	20,471	19,409
Total cost of revenue	35,222	65,587
Gross profit	23,809	39,962
Operating expenses:
Research and development, net	32,640	25,840
Sales and marketing	14,653	16,001
General and administrative	8,797	7,338
Total operating expenses	56,090	49,179
Loss from operations	(32,281)	(9,217)

Other income (expense), net	1,042	(436)
Interest income, net	878	584
Loss before income taxes	(30,361)	(9,069)
Income tax benefit	11,146	4,056
Net loss	$(19,215)	$(5,013)

Basic net loss per common share	$(0.48)	$(0.13)
Diluted net loss per common share	$(0.48)	$(0.13)

Basic weighted average shares outstanding	39,994	39,651
Diluted weighted average shares outstanding	39,994	39,651
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(19,215)	$(5,013)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	17	9
Foreign currency translation adjustments	610	240
Unrealized gain (loss) on cash flow hedges	(559)	588
Reclassification adjustments on cash flow hedges included in net loss	—	(975)
Other comprehensive income (loss)	68	(138)
Comprehensive loss	$(19,147)	$(5,151)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(19,215)	$(5,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,780	4,112
Share-based compensation expense	2,751	2,852
Deferred income taxes	(11,099)	(4,440)
Other	8	931
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	143,992	63,411
Long-term investment in sales-type lease, net	2,043	2,461
Inventory	(25,844)	(10,944)
Prepaid expenses and other assets	4,093	1,878
Accounts payable	(14,525)	17,762
Accrued payroll and related expenses and other liabilities	(6,057)	(30,542)
Deferred revenue	(10,005)	(8,869)
Net cash provided by operating activities	69,922	33,599
Investing activities:
Sales/maturities of available-for-sale investments	—	5,020
Purchases of available-for-sale investments	(84,878)	(14,962)
Change in restricted cash	(402)	1,616
Purchases of property and equipment	(10,289)	(951)
Net cash used in investing activities	(95,569)	(9,277)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	181	191
Purchase of employee restricted shares to fund related statutory tax withholding	(162)	(80)
Proceeds from exercises of stock options	76	1,491
Net cash provided by financing activities	95	1,602
Effect of foreign exchange rate changes on cash and cash equivalents	910	1,446
Net increase (decrease) in cash and cash equivalents	(24,642)	27,370
Cash and cash equivalents:
Beginning of period	222,962	266,660
End of period	$198,320	$294,030
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$629	$835
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$491	$2,339
See accompanying notes

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, Cray Inc. and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11. Topic 330 previously required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in-first-out (FIFO) or average cost method now be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 at the beginning of the first quarter of 2017. Adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company adopted ASU 2015-17 at the beginning of the first quarter of 2017. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, were classified as noncurrent on its Condensed Consolidated Balance Sheet. The Company adopted ASU 2015-17 on a retrospective basis. As such, prior period amounts have been adjusted to reflect the retrospective application of ASU 2015-17. This resulted in $19.1 million of current net deferred tax assets being reclassified as noncurrent on the Company's December 31, 2016 Consolidated Balance Sheet.

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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842, or ASU 2016-02, that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. While the Company expects adoption to lead to a material increase in the assets and liabilities recorded on its Consolidated Balance Sheet, the Company is still evaluating the overall impact on its consolidated financial statements.
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
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the consolidated balance sheet and the statement of cash flows must be disclosed when the consolidated balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. Adoption of ASU 2016-18 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$200,377	$200,377	$—
Available-for-sale investments (1)	84,813	84,813	—
Foreign currency exchange contracts (2)	6,723	—	6,723
Assets measured at fair value at March 31, 2017	$291,913	$285,190	$6,723
Liabilities:
Foreign currency exchange contracts (3)	594	—	594
Liabilities measured at fair value at March 31, 2017	$594	$—	$594

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	March 31, 2017	December 31, 2016
Euros (EUR)	1.5	1.5
Swiss Francs (CHF)	3.6	3.6
Japanese Yen (JPY)	3,377.6	—
Canadian Dollars (CAD)	54.4	54.4
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $77.7 million and $46.9 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	March 31, 2017	December 31, 2016
British Pounds (GBP)	34.0	33.8
Euros (EUR)	3.6	8.0
Japanese Yen (JPY)	233.8	2,464.7
Canadian Dollars (CAD)	—	32.4
The foreign currency exposure related to these contracts was approximately $56.2 million as of March 31, 2017 and $107.5 million as of December 31, 2016. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the foreign currency exchange contracts are expected to be received from 2017 through 2022, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$57	$71
Foreign currency exchange contracts	Other non-current assets	—	367
Foreign currency exchange contracts	Other accrued liabilities	(47)	(9)
Foreign currency exchange contracts	Other non-current liabilities	(419)	(5)
Total fair value of derivative instruments designated as cash flow hedges		$(409)	$424
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of March 31, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$2,163	$5,344
Foreign currency exchange contracts	Other non-current assets	4,503	5,468
Foreign currency exchange contracts	Other accrued liabilities	(128)	(27)
Total fair value of derivative instruments not designated as cash flow hedges		$6,538	$10,785

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2017 and 2016 (in thousands). The gross reclassification adjustments increased product revenue for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016

Gross of tax reclassifications	$—	$1,626
Net of tax reclassifications	$—	$975
The following tables show the changes in accumulated other comprehensive income by component for the three months ended March 31, 2017 and 2016 (in thousands):

Three Months Ended March 31, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	17	610	(559)	68
Ending balance	$17	$2,711	$122	$2,850

Income tax expense (benefit) associated with current-period change	$11	$175	$(373)	$(187)

Three Months Ended March 31, 2016
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	9	240	(387)	(138)
Ending balance	$1	$1,915	$5,588	$7,504

Income tax expense (benefit) associated with current-period change	$6	$(7)	$(251)	$(252)
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
For the three months ended March 31, 2017 and 2016, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2017 and 2016, potential gross common shares of 2.7 million and 2.6 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 0.7 million and 1.2 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three months ended March 31, 2017 and 2016, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income. The carrying amounts of the Company’s investments in available-for-sale securities as of March 31, 2017 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$84,785	$28	$84,813
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts receivable	$28,850	$156,705
Unbilled receivables	6,422	17,264
Advance billings	596	1,915
Short-term investment in sales-type lease	8,904	8,683
Other receivables	10,269	13,395
	55,041	197,962
Allowance for doubtful accounts	(254)	(21)
Accounts and other receivables, net	$54,787	$197,941
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2017 and December 31, 2016, accounts receivable included $13.9 million and $104.6 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $1.6 million and $1.4 million were unbilled as of March 31, 2017 and December 31, 2016, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2017, one non-U.S. Government customer accounted for 16% of total accounts and other receivables. As of December 31, 2016, two non-U.S. Government customers accounted for 24% of total accounts and other receivables.
Note 8— Sales-type Lease
The Company has a sales-type lease with one of its customers, under which it will receive quarterly payments over the term of the lease, which expires in September 2020. The lease is denominated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Total minimum lease payments to be received	$49,828	$52,224
Less: executory costs	(9,315)	(10,139)
Net minimum lease payments receivable	40,513	42,085
Less: unearned income	(2,084)	(2,352)
Net investment in sales-type lease	38,429	39,733
Less: long-term investment in sales-type lease	(29,525)	(31,050)
Investment in sales-type lease included in accounts and other receivables	$8,904	$8,683

As of March 31, 2017, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2017 (less than 1 year)	$10,638
2018	14,090
2019	14,351
2020	10,749
Total minimum lease payments to be received	$49,828
Note 9— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Components and subassemblies	$28,494	$31,695
Work in process	44,651	39,894
Finished goods	40,470	16,665
Total	$113,615	$88,254
Finished goods inventory of $32.1 million and $10.5 million was located at customer sites pending acceptance as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, one customer accounted for $34.7 million of finished goods inventory, and at December 31, 2016, two customers accounted for $11.9 million of finished goods inventory.
During the three months ended March 31, 2016, the Company wrote off $0.6 million of inventory. The Company did not write off any inventory during the three months ended March 31, 2017.
Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred product revenue	$18,974	$14,274
Deferred service revenue	81,739	96,113
Total deferred revenue	100,713	110,387
Less: long-term deferred revenue	(27,639)	(27,258)
Deferred revenue in current liabilities	$73,074	$83,129
As of March 31, 2017 and December 31, 2016, the U.S. Government accounted for $52.2 million and $60.3 million, respectively, of total deferred revenue. As of March 31, 2017 and December 31, 2016, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company, or Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. Trial in the first action has been rescheduled to commence in September 2017 and trial in the second action is currently scheduled to commence in October 2017. The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.

Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month periods ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.64%	1.06%
Expected dividend yield	—%	—%
Volatility	54.39%	51.62%
Expected life	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$7.51	$16.90
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three months ended March 31, 2017 and 2016 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	1,989,137	$16.99
Grants	10,000	$17.35
Exercises	(10,147)	$7.16
Canceled and forfeited	(4,129)	$29.81
Outstanding at March 31, 2017	1,984,861	$17.01	5.5
Exercisable at March 31, 2017	1,527,184	$13.46	4.7
Available for grant at March 31, 2017	4,038,811
As of March 31, 2017, there was $15.1 million of aggregate intrinsic value of outstanding stock options, including $15.0 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2017 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. During the three months ended March 31, 2017, stock options covering 10,147 shares of common stock with a total intrinsic value of $0.1 million were exercised. During the three months ended March 31, 2016, stock options covering 122,327 shares of common stock with a total intrinsic value of $3.5 million were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.

A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2017 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	256,802	$26.43	513,500	$15.00	770,302	$18.81
Granted	—	$—	—	$—	—	$—
Forfeited	(2,040)	$31.47	(476,000)	$14.88	(478,040)	$14.95
Vested	(3,073)	$30.39	—	$—	(3,073)	$30.39
Outstanding at March 31, 2017	251,689	$26.34	37,500	$16.52	289,189	$25.06
The estimated forfeiture rate applied to the Company’s service vesting restricted share grants during the three months ended March 31, 2017 and 2016, was 8%. The aggregate fair value of restricted stock vested during the three months ended March 31, 2017, was $0.1 million. The aggregate fair value of restricted stock vested during the three months ended March 31, 2016, was $0.2 million. The performance vesting restricted shares are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2017.
A summary of the Company’s unvested restricted stock unit grants and changes during the three months ended March 31, 2017 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	425,721	$30.89	656,285	$30.49	1,082,006	$30.65
Granted	47,000	$19.69	26,000	$20.25	73,000	$19.89
Forfeited	(3,175)	$28.50	—	$—	(3,175)	$28.50
Vested	(4,625)	$39.96	—	$—	(4,625)	$39.96
Outstanding at March 31, 2017	464,921	$29.69	682,285	$30.10	1,147,206	$29.93
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three months ended March 31, 2017 and 2016, was 8.0%. The aggregate fair value of restricted stock units vested during the three months ended March 31, 2017, was $0.1 million. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $34.6 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of March 31, 2017. Excluding the $21.2 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $13.4 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.4 years.

The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$40	$82
Cost of service revenue	66	68
Research and development, net	891	949
Sales and marketing	885	835
General and administrative	869	918
Total	$2,751	$2,852
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 13— Taxes
The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Effective tax rates	37%	45%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 37% for the three months ended March 31, 2017, was the result of state taxes and other permanent items. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 45% for the three months ended March 31, 2016 was $1.0 million in additional tax deductions from share-based compensation, sometimes referred to as excess tax benefits.
The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. As of March 31, 2017, the Company had $96.9 million of net deferred tax assets which included deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of the Company's ability to utilize its deferred tax assets includes an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years, and certain tax planning strategies. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Condensed Consolidated Statement of Operations when that occurs.
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

Storage and Data Management
Storage and Data Management offers Cray DataWarp, Sonexion as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margins for the Company’s operating segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Supercomputing	$30,243	$84,728
Storage and Data Management	15,545	13,467
Maintenance and Support	29,737	26,803
Engineering Services and Other	13,243	7,354
Elimination of inter-segment revenue	(29,737)	(26,803)
Total revenue	$59,031	$105,549

Gross Profit:
Supercomputing	$11,659	$32,039
Storage and Data Management	6,491	4,846
Maintenance and Support	13,818	11,654
Engineering Services and Other	5,659	3,077
Elimination of inter-segment gross profit	(13,818)	(11,654)
Total gross profit	$23,809	$39,962
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Three months ended March 31,
Product revenue	$13,315	$33,878	$7,813	$37,532	$21,128	$71,410
Service revenue	26,561	24,270	11,342	9,869	37,903	34,139
Total revenue	$39,876	$58,148	$19,155	$47,401	$59,031	$105,549
Sales to the U.S. Government totaled approximately $34.2 million for the three months ended March 31, 2017 compared to approximately $52.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, no non-U.S. Government or international customers accounted for more than 10% of total revenue. For the three months ended March 31, 2016, two non-U.S. Government customers accounted for 33% of total revenue, while revenue in the United Kingdom and Australia accounted for 36% of total revenue.

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
Overview
We design, develop, manufacture, market and service the high-end of the high performance computing, or HPC, market, primarily categories of systems commonly known as supercomputers and provide data analytics, artificial intelligence and storage solutions leveraging more than four decades of delivering the world’s most advanced computing systems. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our data analytics, artificial intelligence and storage solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data markets. We provide customer-focused solutions based on three main models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) differentiated “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated solutions that combine industry standard tools for large-scale analytics and artificial intelligence applications, as well as innovative graph analysis tools, and specialized computing platforms. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data.” We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, and big data described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of First Three Months of 2017 Results
Total revenue decreased $46.5 million for the first three months of 2017 compared to the first three months of 2016, from $105.5 million to $59.0 million, due to lower product revenue. Product revenue was $50.3 million lower in the first three months of 2017 as compared to the first three months of 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries. The higher revenue in the prior year period was driven by large system acceptances in Australia, the United Kingdom and the United States. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, market conditions, and the availability of certain key components, among other factors as described under Item 1A. Risk Factors.
Net loss for the first three months of 2017 was $19.2 million compared to net loss of $5.0 million for the same period in 2016. The year over year change was primarily attributable to lower revenue and a $6.9 million increase in operating expenses resulting primarily from increased spending on research and development. These amounts were partially offset by an improved gross margin percentage and a $7.1 million increase in income tax benefit.
Net cash provided by operating activities was $69.9 million for the first three months of 2017 compared to net cash provided by operating activities of $33.6 million for the first three months of 2016. Net cash provided by operating activities in the first three months of 2017 was primarily driven by collections from customers that resulted in a decrease of $144.0 million in accounts and other receivables, partially offset by an increase of $25.8 million in inventory as a result of system builds for future deliveries, the net loss, adjusted for non-cash expenses, of $23.8 million and a decrease in our accounts payable balance of $14.5 million.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2016, is subject to significant variability from period to period. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have been increasing our business and product development efforts in big data analytics, artificial intelligence and storage and data management. We have also been increasing the size of our sales force. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
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

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016
Product revenue	$21,128	$71,410
Less: Cost of product revenue	14,751	46,178
Product gross profit	$6,377	$25,232
Product gross profit margin	30%	35%
Service revenue	$37,903	$34,139
Less: Cost of service revenue	20,471	19,409
Service gross profit	$17,432	$14,730
Service gross profit margin	46%	43%
Total revenue	$59,031	$105,549
Less: Total cost of revenue	35,222	65,587
Total gross profit	$23,809	$39,962
Total gross profit margin	40%	38%
Product Revenue
Product revenue for the three months ended March 31, 2017 and 2016 was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue was $50.3 million lower in the first three months of 2017 as compared to the first three months of 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries. The higher revenue in the prior year period was driven by large system acceptances in Australia, the United Kingdom and the United States.
Service Revenue
Service revenue for the three months ended March 31, 2017 was $37.9 million compared to $34.1 million for the same period in 2016. The increase in service revenue was primarily driven by increased maintenance revenue, which has continued to benefit from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $31.4 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily driven by lower product revenue. For the three months ended March 31, 2017, product gross profit margin decreased 5 percentage points to 30% from 35% in the same period in 2016. We received fewer customer acceptances in the first quarter of 2017 compared to the first quarter of 2016 and these acceptances carried a lower margin. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2017, cost of service revenue increased by $1.1 million compared to the same period in 2016. This increase was driven by a larger installed base of systems to service which also resulted in higher service revenue. Service gross profit margin for the three months ended March 31, 2017 increased by 3 percentage points to 46% compared to 43% in the same period in 2016. The improved gross profit margin resulted from the leveraging of our fixed service costs.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016
Gross research and development expenses	$38,011	$31,474
Less: Amounts included in cost of revenue	(4,560)	(4,250)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(811)	(1,384)
Net research and development expenses	$32,640	$25,840
Percentage of total revenue	55%	24%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contractor engineering expenses.
For the three months ended March 31, 2017, gross research and development expenses increased by $6.5 million compared to the same period in 2016. The increase in gross research and development expenses for the three months ended March 31, 2017 was due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. Total third party costs increased by $4.2 million, associated primarily with revenue generating contracts or expenditures for which we expect to be reimbursed in the future. We also increased our average headcount, which resulted in compensation costs increasing by $1.6 million for the three months ended March 31, 2017 compared to the same period in 2016.
Net research and development expenses increased by $6.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, and can have a significant impact on net reported research and development expense in any period.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016
Sales and marketing	$14,653	$16,001
Percentage of total revenue	25%	15%
General and administrative	$8,797	$7,338
Percentage of total revenue	15%	7%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2017 decreased by $1.3 million from the same period in 2016. The decrease in sales and marketing expense for the three months ended March 31, 2017 was primarily a result of a decrease of $1.0 million in incentive compensation and commissions.
General and Administrative. General and administrative expense for the three months ended March 31, 2017 increased by $1.5 million from the same period in 2016. The increase was primarily attributable to legal costs related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in the quarterly report on Form 10-Q. Due to our ongoing litigation with Raytheon, we currently expect legal expenses to remain at above historical levels through at least the end of 2017.
Other Income (Expense), net
For the three months ended March 31, 2017, we recognized net other income of $1.0 million compared to net other expense of $0.4 million for the same period in 2016. Net other income and expense for the three months ended March 31, 2017 and 2016 included gains and losses from foreign currency transactions, investments and disposals of assets.

Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2017 and 2016, respectively, were (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$886	$585
Interest expense	(8)	(1)
Interest income, net	$878	$584
Interest income, net for the three months ended March 31, 2017 increased as compared to the same period in 2016 due to amortization of unearned income on a sales-type lease with a customer. Amortization was higher for the three months ended March 31, 2017 compared to the same period in 2016 due to our having delivered a second high performance computing solution in the second quarter of 2016.
Taxes
Our effective tax rate was approximately 37% for the three months ended March 31, 2017 compared to 45% for the three months ended March 31, 2016. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 37% for the three months ended March 31, 2017 was the result of state taxes and other permanent items. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 45% for the three months ended March 31, 2016 was $1.0 million in additional tax deductions from share-based compensation, sometimes referred to as excess tax benefits.
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
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11, to amend Topic 330, Inventory. Topic 330 previously required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in, first-out, or FIFO, or average cost method now be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted ASU 2015-11 at the beginning of the first quarter of 2017. Adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. We adopted ASU 2015-17 at the beginning of the first quarter of 2017. At the time of adoption, all of our deferred tax assets and liabilities, along with any related valuation allowance, were classified as noncurrent on our Condensed Consolidated Balance Sheet. We adopted ASU 2015-17 on a retrospective basis. As such, prior period amounts have been adjusted to reflect the retrospective application of ASU 2015-17. This resulted in $19.1 million of current net deferred tax assets being reclassified as noncurrent on our December 31, 2016 Consolidated Balance Sheet.
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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842, or ASU 2016-02, that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheet, we are still evaluating the overall impact on our consolidated financial statements.
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
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, or ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the consolidated balance sheet and the statement of cash flows must be disclosed when the consolidated balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. Adoption of ASU 2016-18 is required for fiscal reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.
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
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We have also entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over the term of the lease, which expires in September 2020. Material changes in certain of our balance sheet accounts were due to the timing of product deliveries and customer acceptances, contractually determined billings, timing and level of cash collections of receivables, timing and level of inventory purchased for future deliveries, and timing and level of incentive compensation. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.

We previously contemplated expanding our manufacturing capabilities in Chippewa Falls, Wisconsin in order to increase our manufacturing capacity. This project has now been suspended. The decision of when and whether to undertake this project in the future will be dependent on our expectations of future needs. If undertaken, we had estimated that this project would require total capital expenditures in the range of $25.0 million. If the project is pursued in the future, we may choose to externally finance these activities.
Cash and cash equivalents decreased by $24.6 million from December 31, 2016 to March 31, 2017. As of March 31, 2017, we had working capital of $349.7 million compared to $373.0 million as of December 31, 2016. During the three months ended March 31, 2017, we purchased $84.9 million in debt securities.
Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating Activities	$69,922	$33,599
Investing Activities	$(95,569)	$(9,277)
Financing Activities	$95	$1,602
Operating Activities. Net cash provided by operating activities was $69.9 million for the first three months of 2017 compared to net cash provided by operating activities of $33.6 million for the first three months of 2016. Net cash provided by operating activities in the first three months of 2017 was primarily driven by collections from customers that resulted in a decrease of $144.0 million in accounts and other receivables, partially offset by an increase of $25.8 million in inventory as a result of system builds for future deliveries, the net loss, adjusted for non-cash expenses, of $23.8 million and a decrease in our accounts payable balance of $14.5 million.
For the three months ended March 31, 2016, net cash provided by operating activities was primarily driven by collections from customers that resulted in a decrease of $63.4 million in accounts and other receivables and an increase in our accounts payable balance of $17.8 million. These amounts were partially offset by an increase of $10.9 million in inventory as a result of system builds for future deliveries and a decrease of $30.5 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation.
Investing Activities. Net cash used in investing activities was $95.6 million for the three months ended March 31, 2017, compared to $9.3 million net cash used in investing activities for the same period in 2016. Net cash used in investing activities for the three months ended March 31, 2017 was primarily due to purchases of debt securities of $84.9 million and purchases of property and equipment of $10.3 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota. For the three months ended March 31, 2016, net cash used in investing activities was primarily due to purchases of debt securities of $15.0 million, partially offset by sales and maturities of debt securities of $5.0 million.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $0.1 million compared to $1.6 million net cash provided by financing activities for the same period in 2016. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan, partially offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2017 (Less than 1 Year)	2018-2019	2020-2021	Thereafter
Development agreements	$17,728	$12,750	$4,963	$15	$—
Operating leases	57,180	5,274	13,417	11,769	26,720
Total contractual cash obligations	$74,908	$18,024	$18,380	$11,784	$26,720
As of March 31, 2017, we had a $50.0 million revolving line of credit, or Credit Facility, with Wells Fargo Bank, National Association, designed to be used for general corporate purposes, including working capital requirements and capital expenditures.

The Credit Facility also supports the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios and restricts our ability to incur additional indebtedness, pay dividends or distributions, create liens on assets, and engage in certain other activities. We were in compliance with all of our financial covenants as of March 31, 2017. The Credit Facility matures in December 2017.
We made no draws and had no outstanding cash borrowings on the line of credit as of March 31, 2017.
As of March 31, 2017, we had $3.3 million in USD equivalent value in outstanding letters of credit and $2.1 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the three months ended March 31, 2017, we incurred $7.5 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2016 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2017 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the estimated selling price determination used in revenue recognition, percentage of completion accounting, estimates of proportional performance on co-funded engineering contracts, collectibility of receivables, determination of inventory at the lower of cost or net realizable value, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liabilities, determination of the fair value of stock options and other assessments of fair value, evaluation of the probability of vesting of performance-based restricted stock and restricted stock units, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments, the outcome of any legal proceedings and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
Inventory Valuation
We record our inventory at the lower of cost or net realizable value. We regularly evaluate the technological usefulness and anticipated future demand for our inventory components. Due to rapid changes in technology and the increasing demands of our customers, we are continually developing new products. Additionally, during periods of product or inventory component upgrades or transitions, we may acquire significant quantities of inventory to support estimated current and future production and service requirements. As a result, it is possible that older inventory items we have purchased may become obsolete, be sold below cost or be deemed in excess of quantities required for production or service requirements. When we determine it is not likely we will recover the cost of inventory items through future sales, we write-down the related inventory to our estimate of its net realizable value.
Because the products we sell have high average sales prices and because a high number of our prospective customers receive funding from U.S. or foreign governments, it is difficult to estimate future sales of our products and the timing of such sales. It also is difficult to determine whether the cost of our inventories will ultimately be recovered through future sales. While we believe our inventory is stated at the lower of cost or net realizable value and that our estimates and assumptions to determine any adjustments to the cost of our inventories are reasonable, our estimates may prove to be inaccurate. We have sold inventory previously reduced in part or in whole to zero, and we may have future sales of previously written-down inventory. We also may incur additional expenses to write-down inventory to its estimated net realizable value. Adjustments to these estimates in the future may materially impact our operating results.
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences and carryforwards are expected to be recovered or settled. Currently, there are a number of proposals that are being considered that would substantially reduce the maximum U.S. corporate income tax rate. If any of these proposals are enacted into law, we anticipate that we would be required to record a significant non-cash charge to earnings at that time.
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
As of March 31, 2017, we had approximately $106 million of net deferred tax assets, against which we provided a $9 million valuation allowance, resulting in a net deferred tax asset of $97 million. Included in our deferred tax assets are deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years, and certain tax planning strategies. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
As of March 31, 2017, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $77.7 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of March 31, 2017, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $56.2 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of March 31, 2017, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.2 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2017 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 11-Contingencies” in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 10, 2017. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
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
Although we have recorded positive annual net income since 2010, we experienced net losses in earlier periods and could experience a net loss in any future year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, we anticipate incurring significant expenditures in connection with the expansion of our facilities and continued investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when the segments of the high-end of the supercomputing market that we target will rebound and resume growing.
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
The receipt of orders and the timing of shipments and acceptances impacts our quarterly and annual results, including cash flows, and is affected by events outside our control, such as:

•	whether or when the segments of the high-end of the supercomputing market that we target, which is currently experiencing a slow-down, rebounds and resumes growing;

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
Because of the numerous factors affecting our revenue and results of operations, we may not achieve profitability on a quarterly or annual basis in the future. We anticipate that our quarterly results will fluctuate significantly, and include losses, even in years where we expect or achieve positive annual net income. Delays in the availability of acceptable third-party components, product development, receipt of orders, product acceptances, issues with third-party component performance or reliability, reductions in outside funding for our research and development efforts, a reduction in the size in the segments of the high-end of the supercomputing market that we target, the level and timing of approved government fiscal budgets and achieving contractual development milestones have had a substantial adverse effect on our past results and are expected to continue to have such an effect on our results in 2017 and in future years.
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by large enterprise, the U.S. government and foreign government customers, and we are dependent upon the overall economic health of the high-end of the supercomputing market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, artificial intelligence and storage markets, which fluctuate based on numerous factors, including capital spending levels and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue and profitability declined year over year, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when these segments will recover from the ongoing downturn. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will rebound and resume growing. A prolonged slow-down in these markets could harm our financial condition and results of operations.
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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors, including graphics processing units, and for most of the products, we sell and use service providers to co-develop key technologies. We subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on third-party original equipment manufacturers to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our or their specifications in sufficient quantities and with acceptable performance or quality on time or deliver when required, or delays future components or systems beyond anticipated delivery dates, then sales, production, delivery, acceptance and revenue from our systems could be delayed and/or reduced and we could be subject to costly penalties even once delivered and accepted, which is currently happening and has happened multiple times in the past and has at times significantly lowered our revenue for a particular quarter or year;

•
if our relationship with a key supplier, such as Intel, is adversely affected, for example, due to competitive pressures, our ability to obtain components on competitive financial terms could be adversely affected;

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2014, 2015, 2016 and the first three months of 2017, approximately 48%, 47%, 47% and 58%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•
uncertainties relating to priorities of the new administration or adverse decisions by the new administration to reduce or eliminate budgets for governmental agencies or departments that purchase or fund the purchase of our products and services;

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government, including impacts of the new administration;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the United States focusing on cutting or limiting budgets and its affect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•
budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past and which is the case right now as Congress is operating under a Continuing Resolution at fiscal year 2016 levels until May 5, 2017;

•	domestic crises;

•
political efforts to limit the activities of U.S. intelligence community agencies, including proposed state legislation that would limit or even criminalize doing business with the U.S. National Security Agency for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt or the United Kingdom's departure from the European Union.
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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we are currently involved in litigation with Raytheon Company, or Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established well-known companies in the HPC market, including IBM, HPE, Lenovo, Dell/EMC, NEC, Hitachi, Fujitsu and Atos. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. In addition, certain Chinese companies are investing significantly in HPC and are becoming more aggressive and more competitive in the HPC global arena.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 32% of our total revenue for the three months ended March 31, 2017, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In addition, the United Kingdom gave formal notice of withdrawal from the European Union in March 2017. Consequently, the British government is currently negotiating the terms of the United Kingdom’s future relationship with the European Union. The negotiated measures could potentially disrupt some of our target markets and jurisdictions in which we operate, including the United Kingdom and Germany, such as by adversely affecting tax benefits or liabilities in these or other jurisdictions or by restricting the movement of employees between the United Kingdom and other countries. Any such changes may adversely affect our operations and financial results.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2014, 2015, 2016 and the first three months of 2017, approximately 48%, 47%, 47% and 58%, respectively, of our total revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. We have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Restrictions on the export of information needed to manufacture our products has in the past impacted and could in the future impact our ability to have certain products and components made in certain lower cost jurisdictions
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2016 through December 31, 2016, the closing sales price of our common stock on the NASDAQ Global Market ranged from $18.40 to $43.06 per share. From January 1, 2017 through March 31, 2017, the closing sales price of our common stock on the NASDAQ Global Market ranged from $16.35 to $22.25 per share. Because our stock price has been volatile, investing in our common stock is risky.
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
The “conflict minerals” rule of the SEC, has caused us to incur additional expenses, could limit the supply and increase the cost of certain metals used in manufacturing our products, and could make us less competitive in our target markets. The SEC requires public companies to disclose the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by us. Companies must obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. Implementation of our conflict minerals policy could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. In addition, we have incurred, and may continue to incur, material costs associated with complying with the conflict minerals rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. Furthermore, we may encounter challenges in satisfying those customers that require that all of the components of our products be certified as conflict free, and if we cannot satisfy these customers, they may choose a competitor’s products. We continue to investigate the presence of conflict materials within our supply chain.

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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
3.1	Amended and Restated Bylaws					X
10.1	2017 Executive Bonus Plan					X
10.2	Offer Letter between the Company and Charles A. Morreale, dated March 14, 2004					X
10.3	Offer Letter between the Company and Michael C. Piraino, dated August 31, 2009	10-Q	000-26820	04/29/14	10.2
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*This certification is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRAY INC.

Date:	May 2, 2017	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	May 2, 2017	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	May 2, 2017	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer