Form 10-Q
period 2017-06-30
CRAY INC
filed 2017-07-27
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2017, there were 40,370,475 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$170,950	$222,962
Restricted cash	1,027	—
Short-term investments	79,833	—
Accounts and other receivables, net	75,173	197,941
Inventory	155,840	88,254
Prepaid expenses and other current assets	18,662	20,006
Total current assets	501,485	529,163

Long-term restricted cash	1,030	1,655
Long-term investment in sales-type lease, net	28,111	31,050
Property and equipment, net	36,915	30,620
Service spares, net	2,610	3,023
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	1,347	1,637
Deferred tax assets	100,974	85,613
Other non-current assets	14,096	17,629
TOTAL ASSETS	$700,750	$714,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,483	$45,504
Accrued payroll and related expenses	12,704	17,199
Other accrued liabilities	4,473	10,303
Deferred revenue	85,365	83,129
Total current liabilities	159,025	156,135

Long-term deferred revenue	25,175	27,258
Other non-current liabilities	13,733	5,703
TOTAL LIABILITIES	197,933	189,096

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,347,022 and 40,757,458 shares, respectively	626,855	622,604
Accumulated other comprehensive income	2,180	2,782
Accumulated deficit	(126,218)	(99,910)
TOTAL SHAREHOLDERS’ EQUITY	502,817	525,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$700,750	$714,572
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$51,531	$68,929	$72,659	$140,339
Service	35,604	31,306	73,507	65,445
Total revenue	87,135	100,235	146,166	205,784
Cost of revenue:
Cost of product revenue	39,515	45,459	54,266	91,637
Cost of service revenue	19,277	18,615	39,748	38,024
Total cost of revenue	58,792	64,074	94,014	129,661
Gross profit	28,343	36,161	52,152	76,123
Operating expenses:
Research and development, net	17,325	27,399	49,965	53,239
Sales and marketing	15,247	15,380	29,900	31,381
General and administrative	7,205	9,019	16,002	16,357
Total operating expenses	39,777	51,798	95,867	100,977
Loss from operations	(11,434)	(15,637)	(43,715)	(24,854)

Other income (expense), net	155	(421)	1,197	(857)
Interest income, net	897	526	1,775	1,110
Loss before income taxes	(10,382)	(15,532)	(40,743)	(24,601)
Income tax benefit	3,542	2,406	14,688	6,462
Net loss	$(6,840)	$(13,126)	$(26,055)	$(18,139)

Basic net loss per common share	$(0.17)	$(0.33)	$(0.65)	$(0.46)
Diluted net loss per common share	$(0.17)	$(0.33)	$(0.65)	$(0.46)

Basic weighted average shares outstanding	40,051	39,768	40,022	39,710
Diluted weighted average shares outstanding	40,051	39,768	40,022	39,710
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,840)	$(13,126)	$(26,055)	$(18,139)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	77	(1)	94	8
Foreign currency translation adjustments	(170)	677	440	917
Unrealized gain (loss) on cash flow hedges	(615)	3,130	(1,174)	3,718
Reclassification adjustments on cash flow hedges included in net loss	38	(1,652)	38	(2,627)
Other comprehensive income (loss)	(670)	2,154	(602)	2,016
Comprehensive loss	$(7,510)	$(10,972)	$(26,657)	$(16,123)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(26,055)	$(18,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,893	7,501
Share-based compensation expense	5,058	5,647
Deferred income taxes	(14,811)	(5,644)
Other	637	398
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	124,479	66,269
Long-term investment in sales-type lease, net	4,577	(22,200)
Inventory	(68,472)	(84,319)
Prepaid expenses and other assets	799	(3,767)
Accounts payable	11,618	43,107
Accrued payroll and related expenses and other liabilities	(3,088)	(32,353)
Deferred revenue	(977)	(17,046)
Net cash provided by (used in) operating activities	41,658	(60,546)
Investing activities:
Sales/maturities of available-for-sale investments	15,000	21,670
Purchases of available-for-sale investments	(94,902)	(16,159)
Change in restricted cash	(402)	1,642
Purchases of property and equipment	(13,588)	(2,384)
Net cash provided by (used in) investing activities	(93,892)	4,769
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	365	363
Purchase of employee restricted shares to fund related statutory tax withholding	(1,514)	(1,246)
Proceeds from exercises of stock options	90	1,861
Net cash provided by (used in) financing activities	(1,059)	978
Effect of foreign exchange rate changes on cash and cash equivalents	1,281	884
Net decrease in cash and cash equivalents	(52,012)	(53,915)
Cash and cash equivalents:
Beginning of period	222,962	266,660
End of period	$170,950	$212,745

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$990	$1,723
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$887	$2,979
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
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09. Based on its analysis thus far, the Company believes the impact of adopting the new guidance will be immaterial to its annual and interim financial statements. The Company believes that the impact will be limited to the identification of a significant financing component in a small number of its contracts with customers. The Company will also be required to make additional disclosures under the new guidance. The Company continues to assess the impact on all areas of its revenue recognition, disclosure requirements, and changes that may be necessary to its internal controls over financial reporting. The Company plans to adopt this standard in the first quarter of 2018.
In July 2015, FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory: Topic 330, or ASU 2015-11. Topic 330 previously required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 requires that inventory measured using either the first-in-first-out (FIFO) or average cost method now be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted ASU 2015-11 at the beginning of the first quarter of 2017. Adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, or ASU 2015-17. Current GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company adopted ASU 2015-17 at the beginning of the first quarter of 2017. At the time of adoption, all of the Company’s deferred tax assets and liabilities, along with any related valuation allowance, were classified as noncurrent on its Condensed Consolidated Balance Sheet. The Company adopted ASU 2015-17 on a retrospective basis. As such, prior period amounts have been adjusted to reflect the retrospective application of ASU 2015-17. This resulted in $19.1 million of current net deferred tax assets being reclassified as noncurrent on the Company’s December 31, 2016 Consolidated Balance Sheet.
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
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 at the beginning of the second quarter of 2017. Adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$173,007	$173,007	$—
Available-for-sale investments (1)	79,833	79,833	—
Foreign currency exchange contracts (2)	4,991	—	4,991
Assets measured at fair value at June 30, 2017	$257,831	$252,840	$4,991
Liabilities:
Foreign currency exchange contracts (3)	1,179	—	1,179
Liabilities measured at fair value at June 30, 2017	$1,179	$—	$1,179

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2017	December 31, 2016
Euros (EUR)	1.5	1.5
Swiss Francs (CHF)	—	3.6
Japanese Yen (JPY)	3,501.2	—
Canadian Dollars (CAD)	54.4	54.4
New Zealand Dollars (NZD)	19.8	—
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $89.5 million and $46.9 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	June 30, 2017	December 31, 2016
British Pounds (GBP)	29.6	33.8
Euros (EUR)	4.1	8.0
Japanese Yen (JPY)	—	2,464.7
Canadian Dollars (CAD)	—	32.4
Korean Won (KRW)	1,226.2	—
The foreign currency exposure related to these contracts was approximately $49.8 million as of June 30, 2017 and $107.5 million as of December 31, 2016. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$75	$71
Foreign currency exchange contracts	Other non-current assets	136	367
Foreign currency exchange contracts	Other accrued liabilities	(296)	(9)
Foreign currency exchange contracts	Other non-current liabilities	(699)	(5)
Total fair value of derivative instruments designated as cash flow hedges		$(784)	$424
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of June 30, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1,700	$5,344
Foreign currency exchange contracts	Other non-current assets	3,080	5,468
Foreign currency exchange contracts	Other accrued liabilities	(119)	(27)
Foreign currency exchange contracts	Other non-current liabilities	(65)	—
Total fair value of derivative instruments not designated as cash flow hedges		$4,596	$10,785

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2017 and 2016 (in thousands). The gross reclassification adjustments decreased product revenue for the three and six months ended June 30, 2017 and increased product revenue for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Gross of tax reclassifications	$(64)	$2,753	$(64)	$4,378
Net of tax reclassifications	$(38)	$1,652	$(38)	$2,627
The following tables show the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2017 and 2016 (in thousands):

Three Months Ended June 30, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$17	$2,711	$122	$2,850
Current-period change, net of tax	77	(170)	(577)	(670)
Ending balance	$94	$2,541	$(455)	$2,180

Income tax expense (benefit) associated with current-period change	$51	$20	$(384)	$(313)

Three Months Ended June 30, 2016
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$1	$1,915	$5,588	$7,504
Current-period change, net of tax	(1)	677	1,478	2,154
Ending balance	$—	$2,592	$7,066	$9,658

Income tax expense (benefit) associated with current-period change	$—	$(74)	$986	$912

Six Months Ended June 30, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	94	440	(1,136)	(602)
Ending balance	$94	$2,541	$(455)	$2,180

Income tax expense (benefit) associated with current-period change	$63	$195	$(757)	$(499)

Six Months Ended June 30, 2016
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	8	917	1,091	2,016
Ending balance	$—	$2,592	$7,066	$9,658

Income tax expense (benefit) associated with current-period change	$6	$(81)	$735	$660
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
For the three and six months ended June 30, 2017 and 2016, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six months ended June 30, 2017 and 2016, potential gross common shares of 3.2 million and 2.8 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 0.6 million and 1.2 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and six months ended June 30, 2017 and 2016, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 6— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of June 30, 2017 are shown in the table below (in thousands):

		Unrealized
	Cost	Gains	Fair Value
Short-term available-for-sale securities	$79,677	$156	$79,833
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts receivable	$37,616	$156,705
Unbilled receivables	7,816	17,264
Advance billings	13,184	1,915
Short-term investment in sales-type lease	8,871	8,683
Other receivables	7,784	13,395
	75,271	197,962
Allowance for doubtful accounts	(98)	(21)
Accounts and other receivables, net	$75,173	$197,941
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2017 and December 31, 2016, accounts receivable included $41.8 million and $104.6 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $0.4 million and $1.4 million were unbilled as of June 30, 2017 and December 31, 2016, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2017, one non-U.S. Government customer accounted for 12% of total accounts and other receivables. As of December 31, 2016, two non-U.S. Government customers accounted for 24% of total accounts and other receivables.
Note 8— Sales-type Lease
The Company has a sales-type lease with one non-U.S. Government customer, under which it will receive quarterly payments over the term of the lease, which expires in September 2020. The lease is denominated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
The following table shows the components of the net investment in the sales-type lease as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Total minimum lease payments to be received	$47,493	$52,224
Less: executory costs	(8,641)	(10,139)
Net minimum lease payments receivable	38,852	42,085
Less: unearned income	(1,870)	(2,352)
Net investment in sales-type lease	36,982	39,733
Less: long-term investment in sales-type lease	(28,111)	(31,050)
Investment in sales-type lease included in accounts and other receivables	$8,871	$8,683
As of June 30, 2017, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2017 (less than 1 year)	$6,795
2018	14,632
2019	14,904
2020	11,162
Total minimum lease payments to be received	$47,493
Note 9— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Components and subassemblies	$47,888	$31,695
Work in process	83,735	39,894
Finished goods	24,217	16,665
Total	$155,840	$88,254
Finished goods inventory of $19.2 million and $10.5 million was located at customer sites pending acceptance as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, two customers accounted for $21.3 million of finished goods inventory, and at December 31, 2016, two customers accounted for $11.9 million of finished goods inventory.
The Company did not write off any inventory during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company wrote off $0.1 million of inventory.

Note 10— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred product revenue	$33,896	$14,274
Deferred service revenue	76,644	96,113
Total deferred revenue	110,540	110,387
Less: long-term deferred revenue	(25,175)	(27,258)
Deferred revenue in current liabilities	$85,365	$83,129
As of June 30, 2017 and December 31, 2016, the U.S. Government accounted for $61.1 million and $60.3 million, respectively, of total deferred revenue. As of June 30, 2017, one non-U.S. Government customer accounted for $11.5 million of total deferred revenue. As of December 31, 2016, no non-U.S. Government customers accounted for more than 10% of total deferred revenue.
Note 11— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company, or Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. As of July 18, 2017, trial in the first action has been stayed by the trial court until further notice from the court. Cray has filed a petition for writ of mandamus with the Court of Appeals for the Federal Circuit, seeking to overturn the trial court’s determination that venue is proper for this suit in the Eastern District of Texas, and the Court of Appeals has ordered briefing from the parties regarding Cray’s petition. Trial in the second action is currently stayed pending resolution of the first action. The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.61%	1.20%	1.61%	1.19%
Expected dividend yield	—%	—%	—%	—%
Volatility	54.19%	50.74%	54.20%	50.82%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$7.76	$13.11	$7.75	$13.46
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and six months ended June 30, 2017 and 2016 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	1,989,137	$16.99
Grants	304,500	$17.98
Exercises	(13,523)	$6.41
Canceled and forfeited	(34,579)	$29.07
Outstanding at June 30, 2017	2,245,535	$17.00	5.7
Exercisable at June 30, 2017	1,598,662	$14.14	4.4
Available for grant at June 30, 2017	3,296,425
As of June 30, 2017, there was $11.3 million of aggregate intrinsic value of outstanding stock options, including $11.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2017 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. During the three and six months ended June 30, 2017, stock options covering 3,376 and 13,523 shares of common stock, respectively, with a total intrinsic value of $48,706 and $0.2 million, respectively, were exercised. During the three and six months ended June 30, 2016, stock options covering 18,218 and 140,545 shares of common stock, respectively, with a total intrinsic value of $0.2 million and $3.7 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2017 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	256,802	$26.43	513,500	$15.00	770,302	$18.81
Granted	44,002	$17.55	—	$—	44,002	$17.55
Forfeited	(19,790)	$31.71	(476,000)	$14.88	(495,790)	$15.55
Vested	(129,227)	$25.04	—	$—	(129,227)	$25.04
Outstanding at June 30, 2017	151,787	$24.35	37,500	$16.52	189,287	$22.80
The estimated forfeiture rate applied to the Company’s service vesting restricted share grants during the three and six months ended June 30, 2017 and 2016, was 8.0%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2017, was $2.3 million and $2.4 million, respectively. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2016, was $2.2 million and $2.4 million, respectively. The performance vesting restricted shares are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2017.

A summary of the Company’s unvested restricted stock unit grants and changes during the six months ended June 30, 2017 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	425,721	$30.89	656,285	$30.49	1,082,006	$30.65
Granted	485,200	$18.10	26,000	$20.25	511,200	$18.21
Forfeited	(25,823)	$29.82	(133,200)	$30.04	(159,023)	$30.00
Vested	(87,076)	$31.60	—	$—	(87,076)	$31.60
Outstanding at June 30, 2017	798,022	$23.07	549,085	$30.12	1,347,107	$25.94
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and six months ended June 30, 2017 and 2016, was 8.0%. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2017, was $1.5 million and $1.6 million, respectively. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2016, was $1.2 million. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $37.7 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of June 30, 2017. Excluding the $17.2 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $20.5 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 3.0 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenue	$76	$83	$116	$165
Cost of service revenue	69	68	135	136
Research and development, net	907	582	1,798	1,531
Sales and marketing	315	872	1,200	1,707
General and administrative	940	1,190	1,809	2,108
Total	$2,307	$2,795	$5,058	$5,647
The Company also has an employee stock purchase plan, or ESPP, which allows employees to purchase shares of the Company’s common stock at 95% of fair market value on the fourth business day after the end of each offering period. The ESPP is deemed non-compensatory and therefore is not subject to the fair value provisions.
Note 13— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective tax rates	34%	15%	36%	26%

The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 34% and 36% for the three and six months ended June 30, 2017, was the result of the Company’s research and development tax credit and other permanent items. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 15% and 26% for the three and six months ended June 30, 2016 was a reduction in the Company’s business outlook during the second quarter of 2016, which substantially increased the impact that the Company’s research and development tax credit had on its effective tax rate. Other significant reconciling items that impacted the Company’s effective tax rate included excess tax benefits related to share-based compensation, and state and foreign taxes.
The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. As of June 30, 2017, the Company had $101.0 million of net deferred tax assets which included deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of the Company’s ability to utilize its deferred tax assets includes an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years, and certain tax planning strategies. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Condensed Consolidated Statement of Operations when that occurs.
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

The following table presents revenues and gross margins for the Company’s operating segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Supercomputing	$64,772	$70,667	$95,015	$155,395
Storage and Data Management	15,744	24,958	31,289	38,425
Maintenance and Support	31,045	26,767	60,782	53,570
Engineering Services and Other	6,619	4,610	19,862	11,964
Elimination of inter-segment revenue	(31,045)	(26,767)	(60,782)	(53,570)
Total revenue	$87,135	$100,235	$146,166	$205,784

Gross Profit:
Supercomputing	$20,164	$24,532	$31,823	$56,571
Storage and Data Management	5,728	9,328	12,219	14,174
Maintenance and Support	14,759	10,429	28,577	22,083
Engineering Services and Other	2,451	2,301	8,110	5,378
Elimination of inter-segment gross profit	(14,759)	(10,429)	(28,577)	(22,083)
Total gross profit	$28,343	$36,161	$52,152	$76,123
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Three months ended June 30,
Product revenue	$38,826	$22,056	$12,705	$46,873	$51,531	$68,929
Service revenue	24,641	20,474	10,963	10,832	35,604	31,306
Total revenue	$63,467	$42,530	$23,668	$57,705	$87,135	$100,235

	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Six months ended June 30,
Product revenue	$52,141	$55,934	$20,518	$84,405	$72,659	$140,339
Service revenue	51,202	44,745	22,305	20,700	73,507	65,445
Total revenue	$103,343	$100,679	$42,823	$105,105	$146,166	$205,784
Sales to the U.S. Government totaled approximately $57.4 million and $91.6 million for the three and six months ended June 30, 2017, respectively, compared to approximately $36.2 million and $89.0 million for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2017, no non-U.S. Government or foreign country accounted for more than 10% of total revenue. For the six months ended June 30, 2016, two non-U.S. Government customers accounted for 28% of total revenue, while revenue in the United Kingdom and Australia accounted for 41% of total revenue.

Note 15— Subsequent Events
In July 2017, the Company commenced implementing a restructuring plan. Under the restructuring plan, the Company expects to reduce its workforce by approximately 190 employees, with the vast majority of such terminations to be effective in July 2017. In connection with the restructuring plan, the Company estimates that it will incur aggregate restructuring charges in the range of $10 million, the vast majority of which will be expensed in the third quarter of 2017.
In July 2017, the Company received proceeds from the sale of an investment in a private company that had a carrying value of $1.1 million. Proceeds from the sale of the investment are anticipated to total $5.2 million. The Company expects that it will record a total gain on the transaction, after expenses, of up to $4.1 million with $3.3 million of the gain being recorded in the third quarter of 2017. $0.8 million of the proceeds will be held in escrow to satisfy certain possible indemnification obligations. The escrowed funds will be released in future periods, less any amounts necessary to cover eligible indemnity claims. The escrowed funds will be recorded as a gain by the Company at the time of their release.
In July 2017, the Company entered into a strategic transaction with Seagate Cloud System, Inc. an affiliate of Seagate Technology plc. As part of the transaction, the Company agrees to support existing ClusterStor customers that have active support contracts, will receive certain patents and licenses to intellectual property relating to the ClusterStor products, and expects to make offers of employment to, or transition the employment or services of, more than 125 ClusterStor-related Seagate employees and contractors. Most of the employees who accept employment with the Company would be expected to start in mid-September 2017. Cray will receive certain assistance from Seagate to provide support on existing service contracts. This transaction is expected to close toward the end of the quarter ended September 30, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding potential new markets or applications for our products; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future expansions of our facilities and offices; any statements regarding future market and economic conditions; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
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
Summary of First Six Months of 2017 Results
Total revenue decreased $59.6 million for the first six months of 2017 compared to the first six months of 2016, from $205.8 million to $146.2 million, due to lower product revenue. Product revenue was $67.7 million lower in the first six months of 2017 as compared to the first six months of 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, market conditions, and the availability of certain key components, among other factors as described under Item 1A. Risk Factors.
Net loss for the first six months of 2017 was $26.1 million compared to net loss of $18.1 million for the same period in 2016. The year over year change was primarily attributable to lower revenue.
Net cash provided by operating activities was $41.7 million for the first six months of 2017 compared to net cash used in operating activities of $60.5 million for the first six months of 2016. Net cash provided by operating activities in the first six months of 2017 was primarily driven by collections from customers that resulted in a decrease of $124.5 million in accounts and other receivables, partially offset by an increase of $68.5 million in inventory as a result of system builds for future deliveries and the net loss, adjusted for non-cash items, of $27.3 million.
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
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly coupled architectures. We also have demonstrated expertise in system software and several processor technologies. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as big data analytics, artificial intelligence and storage and data management.
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
In storage, we are developing and delivering high value products for the high performance parallel storage market. Our storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre and we are a founding member of the OpenSFS (Open Scalable File System) consortia for Lustre.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2016, is subject to significant variability from period to period and is difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, artificial intelligence and storage and data management. We have increased the size of our sales force in recent years, notwithstanding the recent reductions in our workforce, including the impact on our sales team. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$51,531	$68,929	$72,659	$140,339
Less: Cost of product revenue	39,515	45,459	54,266	91,637
Product gross profit	$12,016	$23,470	$18,393	$48,702
Product gross profit margin	23%	34%	25%	35%
Service revenue	$35,604	$31,306	$73,507	$65,445
Less: Cost of service revenue	19,277	18,615	39,748	38,024
Service gross profit	$16,327	$12,691	$33,759	$27,421
Service gross profit margin	46%	41%	46%	42%
Total revenue	$87,135	$100,235	$146,166	$205,784
Less: Total cost of revenue	58,792	64,074	94,014	129,661
Total gross profit	$28,343	$36,161	$52,152	$76,123
Total gross profit margin	33%	36%	36%	37%
Product Revenue
Product revenue for the three and six months ended June 30, 2017 and 2016 was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue was $17.4 million and $67.7 million lower for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries.
Service Revenue
Service revenue for the three months ended June 30, 2017 was $35.6 million compared to $31.3 million for the same period in 2016. Service revenue for the six months ended June 30, 2017 was $73.5 million compared to $65.4 million for the same period in 2016. The increase in service revenue for both periods was primarily driven by increased maintenance revenue, which has continued to benefit from our larger installed system base.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $5.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and by $37.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by lower product revenue. For the three months ended June 30, 2017, product gross profit margin decreased 11 percentage points to 23% compared to 34% in the same period in 2016. For the six months ended June 30, 2017, product gross profit margin decreased 10 percentage points to 25% from 35% in the same period in 2016. We received fewer customer acceptances in the three and six month periods ended June 30, 2017 compared to the three and six month periods ended June 30, 2016 and these acceptances carried a lower margin. One relatively large sale to a U.S. Government customer in the second quarter of 2017 significantly contributed to the lower gross profit margin for both current year periods. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit
For the three months ended June 30, 2017, cost of service revenue increased by $0.7 million compared to the same period in 2016. For the six months ended June 30, 2017, cost of service revenue increased by $1.7 million compared to the same period in 2016. This increase was driven by a larger installed base of systems to service which also resulted in higher service revenue. Service gross profit margin for the three months ended June 30, 2017 increased by 5 percentage points to 46% compared to 41% for the same period in 2016. Service gross profit margin for the six months ended June 30, 2017 increased by 4 percentage points to 46% compared to 42% in the same period in 2016. The improved gross profit margin resulted from the leveraging of our fixed service costs.
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross research and development expenses	$33,791	$30,502	$71,802	$61,976
Less: Amounts included in cost of revenue	(2,999)	(2,476)	(7,559)	(6,726)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(13,467)	(627)	(14,278)	(2,011)
Net research and development expenses	$17,325	$27,399	$49,965	$53,239
Percentage of total revenue	20%	27%	34%	26%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contractor engineering expenses.
For the three months ended June 30, 2017, gross research and development expenses increased by $3.3 million compared to the same period in 2016. For the six months ended June 30, 2017, gross research and development expenses increased by $9.8 million compared to the same period in 2016. The increase in gross research and development expenses for both periods was due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. Total third party costs increased by $0.5 million and $4.7 million, respectively, for the three and six months ended June 30, 2017, driven primarily by engineering services provided under revenue generating contracts or expenditures for which we will be reimbursed. We also increased our average headcount, which resulted in compensation costs increasing by $1.5 million and $3.1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.
Net research and development expenses decreased by $10.1 million for the three months ended June 30, 2017 compared to the same period in 2016. Net research and development expenses decreased by $3.3 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease for both periods was a result of increased reimbursements for research and development related to new development projects. We anticipate that reimbursed research and development will continue to vary significantly from period to period but will remain at relatively high levels over the next couple of years as a result of these projects. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales and marketing	$15,247	$15,380	$29,900	$31,381
Percentage of total revenue	17%	15%	20%	15%
General and administrative	$7,205	$9,019	$16,002	$16,357
Percentage of total revenue	8%	9%	11%	8%
Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2017 decreased by $0.1 million from the same period in 2016. Sales and marketing expense for the six months ended June 30, 2017 decreased by $1.5 million from the same period in 2016. The decrease in sales and marketing expense for the six months ended June 30, 2017 was primarily a result of a decrease of $0.6 million in incentive compensation and commissions resulting from lower revenues, and a decrease of $0.5 million in share-based compensation expense.
General and Administrative. General and administrative expense for the three months ended June 30, 2017 decreased by $1.8 million from the same period in 2016. General and administrative expense for the six months ended June 30, 2017 decreased by $0.4 million from the same period in 2016. The decrease for both periods was primarily attributable to the $2.3 million termination fee for our St. Paul facility that was expensed in the second quarter of 2016, partially offset by increased legal costs in 2017 related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in the quarterly report on Form 10-Q. Due to the current status of our ongoing litigation with Raytheon, legal expenses may vary over the next several quarters and will likely remain at at above historical levels until the matter is resolved.
Other Income (Expense), net
For the three and six months ended June 30, 2017, we recognized net other income of $0.2 million and $1.2 million, respectively, compared to net other expense of $0.4 million and $0.9 million, respectively, for the same periods in 2016. Net other income and expense for the three and six months ended June 30, 2017 and 2016 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2017 and 2016, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$906	$464	$1,792	$1,049
Interest expense	(9)	62	(17)	61
Interest income, net	$897	$526	$1,775	$1,110
Interest income, net for the three and six months ended June 30, 2017 increased as compared to the same periods in 2016 due to amortization of unearned income on a sales-type lease with a customer. Amortization was higher for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to our having delivered a second high performance computing solution to that same customer in the second quarter of 2016, as planned in the contract.
Taxes
Our effective tax rates were approximately 34% and 36% for the three and six months ended June 30, 2017 compared to 15% and 26% for the three and six months ended June 30, 2016.The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 34% and 36% for the three and six months ended June 30, 2017 was the result of our research and development tax credit and other permanent items. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 15% and 26% for the three and six months ended June 30, 2016 was a reduction in our business outlook during the second quarter of 2016, which substantially increased the impact that our research and development tax credit had on our effective tax rate. Other significant reconciling items that impacted our effective tax rate included excess tax benefits related to share-based compensation, and state and foreign taxes.

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
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09. Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We believe that the impact will be limited to the identification of a significant financing component in a small number of our contracts with customers. We will also be required to make additional disclosures under the new guidance. We continue to assess the impact on all areas of our revenue recognition, disclosure requirements, and changes that may be necessary to our internal controls over financial reporting. We plan to adopt this standard in the first quarter of 2018.
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
In January 2017, FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Adoption of ASU 2017-04 is required for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. We adopted ASU 2017-04 at the beginning of the second quarter of 2017. Adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
We generate cash from operations predominantly from the sale of supercomputing systems and related services. We typically have a small number of significant contracts that make up the majority of total revenue. We have also entered into a sales-type lease agreement with a customer, under which we will receive quarterly payments over the term of the lease, which expires in September 2020. Material changes in certain of our balance sheet accounts were due to the level and timing of: product deliveries and customer acceptances, contractually determined billings, cash collections of receivables, inventory purchased for future deliveries, and incentive compensation. Working capital requirements, including inventory purchases and normal capital expenditures, are generally funded with cash from operations.
In July 2017, we commenced implementing a restructuring plan intended to reduce our operating costs and better align our workforce with our long-term business strategies. Under the restructuring plan, we expect to reduce our workforce by approximately 190 employees, with the vast majority of such terminations to be effective in July 2017. In connection with the restructuring plan, we estimate that we will incur aggregate restructuring charges in the range of $10 million, the vast majority of which will be expensed in the third quarter of 2017. The majority of the cash payments related to the restructuring charges are expected to be paid during the third quarter of 2017, with the remainder expected to be paid over the following couple of quarters.
Cash and cash equivalents decreased by $52.0 million from December 31, 2016 to June 30, 2017. As of June 30, 2017, we had working capital of $342.5 million compared to $373.0 million as of December 31, 2016. During the six months ended June 30, 2017, we purchased $94.9 million in debt securities.

Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating Activities	$41,658	$(60,546)
Investing Activities	$(93,892)	$4,769
Financing Activities	$(1,059)	$978
Operating Activities. Net cash provided by operating activities was $41.7 million for the first six months of 2017 compared to net cash used in operating activities of $60.5 million for the first six months of 2016. Net cash provided by operating activities in the first six months of 2017 was primarily driven by collections from customers that resulted in a decrease of $124.5 million in accounts and other receivables, partially offset by an increase of $68.5 million in inventory as a result of system builds for future deliveries and our net loss, adjusted for non-cash items, of $27.3 million.
Net cash used in operating activities in the first six months of 2016 was primarily driven by the year-to-date net loss of $18.1 million, an increase of $84.3 million in inventory as a result of system builds for future deliveries and a decrease of $32.4 million in accrued payroll and related expenses and other accrued liabilities, largely resulting from payment of 2015 accrued incentive compensation. We also leased an additional system to a customer which increased our long-term investment in leases by $22.2 million. These amounts were partially offset by collections from customers that resulted in a decrease of $66.3 million in accounts and other receivables, and an increase of $43.1 million in our accounts payable balance due to inventory purchases and the timing of payments.
Investing Activities. Net cash used in investing activities was $93.9 million for the six months ended June 30, 2017, compared to $4.8 million net cash provided by investing activities for the same period in 2016. Net cash used in investing activities for the six months ended June 30, 2017 was primarily due to purchases of debt securities of $94.9 million and purchases of property and equipment of $13.6 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota. These amounts were partially offset by sales and maturities of debt securities of $15.0 million. Net cash provided by investing activities for the six months ended June 30, 2016 was due to sales and maturities of debt securities of $21.7 million, partially offset by purchases of debt securities of $16.2 million.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2017 was $1.1 million compared to $1.0 million net cash provided by financing activities for the same period in 2016. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2017 (Less than 1 Year)	2018-2019	2020-2021	Thereafter
Development agreements	$25,290	$12,362	$12,913	$15	$—
Operating leases	56,673	3,675	13,988	12,186	26,824
Total contractual cash obligations	$81,963	$16,037	$26,901	$12,201	$26,824
As of June 30, 2017, we had a $50.0 million revolving line of credit, or Credit Facility, with Wells Fargo Bank, National Association, designed to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility also supports the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios and restricts our ability to incur additional indebtedness, pay dividends or distributions, create liens on assets, and engage in certain other activities. We were in compliance with all of our financial covenants as of June 30, 2017. The Credit Facility matures in December 2017.
We made no draws and had no outstanding cash borrowings on the line of credit as of June 30, 2017.
As of June 30, 2017, we had $14.9 million in USD equivalent value in outstanding letters of credit and $2.1 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the six months ended June 30, 2017, we incurred $10.7 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2016 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2017 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
As of June 30, 2017, we had approximately $110 million of net deferred tax assets, against which we provided a $9 million valuation allowance, resulting in a net deferred tax asset of $101 million. Included in our deferred tax assets are deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years, and certain tax planning strategies. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.

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
As of June 30, 2017, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $89.5 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of June 30, 2017, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $49.8 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of June 30, 2017, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.2 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2017 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and the product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Receiving less than anticipated customer orders for delivery and acceptance of product for a particular period, delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, unexpected manufacturing delays or defects, not receiving needed components on time or not receiving them with anticipated quality and performance, the inability of a system to meet performance requirements or targets or other contractual obligations, among other factors, could have a material adverse effect on our operating results in any specific quarter or year, such as by reducing or delaying associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another in the case of revenue expected to be realized in the fourth quarter of any year, as has happened in the past. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, rather than evenly spread throughout a year, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we have recorded positive annual net income since 2010, we expect to report a net loss in the current year and have experienced net losses in earlier periods and could experience a net loss in any year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, we anticipate incurring significant expenditures in connection with continued investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when the segments of the high-end of the supercomputing market that we target will rebound and resume growing.
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
The receipt of orders and the timing of shipments and acceptances impacts our quarterly and annual results, including cash flows, and is affected by events outside our control, such as:

•	whether or when the segments of the high-end of the supercomputing market that we target, which are currently experiencing a slow-down, rebound and resume growing;

•
the timely availability of acceptable components, including, but not limited to, processors and memory, in sufficient quantities to meet customer delivery schedules and other customer commitments at a competitive cost;

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
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by large enterprise, the U.S. government and foreign government customers, and we are dependent upon the overall economic health of the high-end of the supercomputing market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, artificial intelligence and storage markets, which fluctuate based on numerous factors, including capital spending levels and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue and profitability declined year over year, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, and we believe that this downturn is continuing through 2017. It is uncertain whether or when these segments will recover from the ongoing downturn. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will rebound and resume growing. A prolonged slow-down in these markets could continue to harm our financial condition and results of operations.
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

If our current and future products targeting markets outside of our traditional markets, primarily products targeting the big data and commercial markets, are not successful, our ability to grow or even maintain our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow or even maintain our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, including if those market segments do not grow significantly. We are currently focusing on big data analytics, artificial intelligence and storage and data management opportunities as well as the commercial market for all of our products. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics, artificial intelligence and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if ultimately successful in the longer term.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors including graphics processing units and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers and storage subsystems, and in the case of our Sonexion products, we rely on a third-party original equipment manufacturer to supply complete storage systems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if a key supplier is acquired or has a significant business change, as has occurred in the past with the acquisition of the third-party original equipment manufacturer that supplies complete storage systems for our Sonexion product and the wind-down and intended transfer of that business to Cray currently, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2014, 2015, 2016 and the first six months of 2017, approximately 48%, 47%, 47% and 63%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•
uncertainties relating to priorities of the new administration or adverse decisions by the new administration to reduce or eliminate budgets for governmental agencies or departments that purchase or fund the purchase of our products and services;

•	Congressional decisions in addressing budget concerns and current economic uncertainty;

•	disruptions in the operations of the U.S. government, including impacts of the new administration;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the United States focusing on cutting or limiting budgets and its effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past;

•	domestic crises;

•
political efforts to limit the activities of U.S. intelligence community agencies, including proposed state legislation that would limit or even criminalize doing business with the U.S. National Security Agency for certain companies doing business with state governments; and

•	international political developments, such as the downgrading of European debt or the United Kingdom’s departure from the European Union.
If agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. We have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In July 2017, we implemented a restructuring plan that included a reduction of our workforce and as a result we may have lost important talent and skill sets and have a more difficult time retaining and motivating those employees not directly impacted by the restructuring as well as attracting new employees.
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
We intend to vigorously defend and prosecute these litigation matters and, based on our reviews to date, we believe we have valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. As a result of these or other intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue manufacturing, using or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or

•	license technology from third-parties, which license may not be available on commercially reasonable terms, or at all.
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
If our cluster systems are not successful, our operating results will be adversely affected. Our cluster products were first introduced in late 2012. Cluster-based solutions face intense competition in the marketplace with buying decisions often driven by price, and if we cannot successfully sell these solutions with acceptable margins, our operating results will be adversely affected.

We have made and entered into in the past, and may make and enter into in the future, acquisitions or strategic transactions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves, increase our business risks and adversely affect our financial results. Acquisitions and strategic transactions, like the transaction contemplated by the agreement we have recently entered into with Seagate, the third-party original equipment manufacturer that supplies complete storage systems for our Sonexion product, involve numerous risks, including the following:

•	difficulties in successfully integrating the operations, systems, technologies, products, manufacturing processes, offerings and personnel of the acquired company or companies, assets and/or business;

•	insufficient revenue, margin or other benefits to offset increased expenses or other negative impacts associated with acquisitions or strategic transactions;

•
diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions or strategic transactions, including other customers of an acquired business;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•
the potential loss of key employees, customers, distributors, vendors and other business partners of the companies or businesses we acquire following and continuing after announcement of any transaction; and

•	the potential to invest significant time and resources into a potential acquisition or strategic transaction that does not ultimately complete or close.
Acquisitions or strategic transactions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, including potentially unknown or underestimated liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; or

•	become subject to intellectual property litigation or other litigation.
Acquisitions of high-technology companies, assets and/or businesses are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previously completed, currently planned or future acquisitions or strategic transactions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established well-known companies in the HPC market, including IBM, HPE, Lenovo, Dell/EMC, Huawei, NEC, Hitachi, Fujitsu and Atos. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. In addition, certain Chinese companies are investing significantly in HPC and are becoming more aggressive and more competitive in the HPC global arena.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 29% of our total revenue for the six months ended June 30, 2017, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to sell and support our products and the potentially high cost related to employee separations;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	trade protection measures and business practices that favor local competition;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious disease.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2014, 2015, 2016 and the first six months of 2017, approximately 48%, 47%, 47% and 63%, respectively, of our total revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. We have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Restrictions on the export of information needed to manufacture our products has in the past impacted and could in the future impact our ability to have certain products and components made in certain lower cost jurisdictions
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2016 through December 31, 2016, the closing sales price of our common stock on the NASDAQ Global Market ranged from $18.40 to $43.06 per share. From January 1, 2017 through June 30, 2017, the closing sales price of our common stock on the NASDAQ Global Market ranged from $16.35 to $22.25 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

CRAY INC.

Date:	July 27, 2017	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	July 27, 2017	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	July 27, 2017	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer